Form 10-K
period 2006-12-31
HFF, Inc.
filed 2007-03-16
CIK 1380509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33280
HFF, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0610340
(State of incorporation)	(I.R.S. Employer Identification No.)

One Oxford Centre

301 Grant Street, Suite 600
Pittsburgh, Pennsylvania 15219	(412) 281-8714
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which
to be registered	class is to be registered

Class A Common Stock, par value $.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
NONE
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by checkmark if the Registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by checkmark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of March 9, 2007, there were 16,445,000 shares of Class A common stock, par value $0.01 per share, of the Registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the document listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	The Registrant’s definitive proxy statement, for use in connection with the Annual Meeting of Stockholders, to be filed within 120 days after the Registrant’s fiscal year ended December 31, 2006.

FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under “Risk Factors.” These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in Annual Report on Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
SPECIAL NOTE REGARDING THE REGISTRANT
     In connection with our initial public offering of our Class A common stock in February 2007, we effected a reorganization of our business, which had previously been conducted through HFF Holdings LLC (“HFF Holdings”) and certain of its wholly owned subsidiaries, including Holliday Fenoglio Fowler, L.P. and HFF Securities L.P. (together, the “Operating Partnerships”) and Holliday GP Corp. (“Holliday GP”). In the reorganization, HFF, Inc., a newly-formed Delaware corporation, purchased from HFF Holdings all of the shares of Holliday GP, which is the sole general partner of each of the Operating Partnerships, and approximately 45% of the partnership units in each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP) in exchange for the net proceeds from the initial public offering and one share of Class B common stock of HFF, Inc. Following this reorganization and as of the closing of the initial public offering on February 5, 2007, HFF, Inc. is a holding company holding partnership units in the Operating Partnerships and all of the outstanding shares of Holliday GP. HFF Holdings and HFF, Inc., through their wholly-owned subsidiaries, are the only limited partners of the Operating Partnerships. We refer to these transactions collectively in this Annual Report on Form 10-K as the “Reorganization Transactions.” Unless we state otherwise, the information in this Annual Report on Form 10-K gives effect to these Reorganization Transactions.
     Unless the context otherwise requires, references to (1) ”HFF Holdings” refer solely to HFF Holdings LLC, a Delaware limited liability company that was previously the holding company for our consolidated subsidiaries, and not to any of its subsidiaries, (2) ”HFF LP” refer to Holliday Fenoglio Fowler, L.P., a Texas limited partnership, (3) ”HFF Securities” refer to HFF Securities L.P., a Delaware limited partnership and registered broker-dealer, (4) ”Holliday GP” refer to Holliday GP Corp., a Delaware corporation and the general partner of HFF LP and HFF Securities, (5) ”HoldCo LLC” refer to HFF Partnership Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of HFF, Inc. and (6) ”Holdings Sub” refer to HFF LP Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of HFF Holdings. Our business operations are conducted by HFF LP and HFF Securities which are sometimes referred to in this Annual Report on Form 10-K as the “Operating Partnerships.” Also, except where specifically noted, references in this Annual Report on Form 10-K to “the Company,” “we” or “us” mean HFF, Inc. , the newly formed Delaware corporation and its consolidated subsidiaries after giving effect to the reorganization transactions.
PART I
Item 1. Business
Overview
     We are a leading provider of commercial real estate and capital markets services to the U.S. commercial real estate industry based on transaction volume and are one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 18 offices nationwide with more than 130 transaction professionals and approximately 270 support associates. In 2006, we advised on approximately $36.4 billion of completed commercial real estate transactions, more than a 14.5% increase compared to the approximately $31.8 billion of completed transactions we advised on in 2005.

     Our fully-integrated national capital markets platform, coupled with our knowledge of the commercial real estate markets, allows us to effectively act as a “one-stop shop” for our clients, providing a broad array of capital markets services including:
•	Debt placement;
•	Investment sales;
•	Structured finance;
•	Private equity, investment banking and advisory services;
•	Note sale and note sales advisory services; and
•	Commercial loan servicing.
     Substantially all of our revenues are in the form of capital markets services fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We believe that our multiple product offerings, diverse client mix, expertise in a wide range of property types and our national platform create a stable and diversified revenue stream. Furthermore, we believe our business mix, operational expertise and the leveragability of our platform have enabled us to achieve profit margins that are among the highest of our public company peers. Our revenues and net income were $229.7 million and $51.6 million, respectively, for the year ended December 31, 2006, compared to $205.8 million and $48.1 million, respectively, for the year ended December 31, 2005.
     We have established strong relationships with our clients. Our clients are both users of capital, such as property owners, and providers of capital, such as lenders and equity investors. Many of our clients act as both users and providers of capital in different transactions, which enables us to leverage our existing relationships and execute multiple transactions across multiple services with the same clients.
     We believe we have a reputation for high ethical standards, dedicated teamwork and a strong focus on serving the interests of our clients. We take a long-term view of our business and client relationships, and our culture and philosophy are firmly centered on putting the client’s interests first. Furthermore, through their ownership of HFF Holdings, approximately 40 of our senior transaction professionals in the aggregate own a majority interest in the Operating Partnerships. We believe this further aligns their individual interests with those of the Company, our clients and now our stockholders.
Reportable Segments
     We operate in one reportable segment, the commercial real estate financial intermediary segment and offer debt placement, investment sales, note sales, structured finance, equity placement, investment banking service and commercial loan servicing.
Our Competitive Strengths
     We attribute our success and distinctiveness to our ability to leverage a number of key competitive strengths, including:
People, Expertise and Culture
     We and our predecessor companies have been in the commercial real estate business for over 25 years, and our transaction professionals have significant experience and long-standing relationships with our clients. We employ over 130 transaction professionals with an average of nearly 16 years of commercial real estate transaction experience. The transaction history accumulated among our transaction professionals ensures a high degree of market knowledge on a macro level, intimate knowledge of local commercial real estate markets, long term relationships with the most active investors, and a comprehensive understanding of capital markets products. Our employees come from a wide range of real estate related backgrounds, including investment advisors and managers, investment bankers, attorneys, brokers and mortgage bankers.
     Our culture is governed by our commitment to high ethical standards, putting the client’s interest first and treating clients and our own associates fairly and with respect. These distinctive characteristics of our culture are highly evident in our ability to retain and attract employees. The average tenure for our senior transaction professionals is 10 years and the average production tenure for the top 25 senior transaction professionals compiled by initial leads during the last five years was 14 years (including tenure with predecessor companies). Furthermore, many of our senior transaction professionals have a significant economic interest in our firm, which aligns their individual interests with those of the company as a whole and our clients. Following the completion of our initial public offering, through their ownership of HFF Holdings, approximately 40 senior transaction professionals will in the aggregate own a majority interest in the company which we believe will continue to align their interests with the company.
Integrated Capital Markets Services Platform
     In the increasingly competitive commercial real estate and capital markets industry, we believe our key differentiator is our ability to analyze all commercial real estate product types and markets as well as our ability to provide clients with comprehensive analysis, advice and execution expertise on all types of debt and equity capital markets solutions. Because of our broad range of execution capabilities, our clients rely on us not only to provide capital market alternatives but, more importantly, to advise them on how to optimize value by uncovering inefficiencies in the non-public capital markets to maximize their commercial real estate investments. Our capabilities provide our clients with the flexibility to pursue multiple capital market options simultaneously so that, upon conclusion of our efforts, they can choose the best risk-adjusted based solution.
     Independent Objective Advice
     Unlike many of our competitors, we do not currently offer services that compete with services provided by our clients such as leasing or property management, nor do we currently engage in principal capital investing activities. This allows us to offer independent objective advice to our clients. We believe our independence distinguishes us from our competitors, enhances our reputation in the market and allows us to retain and expand our client base.
     Extensive Cross-Selling Opportunities
     As some participants in the commercial real estate market are frequently buyers, sellers, lenders and borrowers at various times, our relationships with these participants across all aspects of their businesses provide us with multiple revenue opportunities throughout the life cycle of their commercial real estate investments. In addition, we often provide more than one service in a particular transaction, such as in an investment sale or note sale assignment where we not only represent the seller of a commercial real estate investment but also represent the buyer in arranging acquisition financing. From 2003 through 2005, we executed multiple transactions across multiple platform services with 24 of our top 25 clients. In 2006, we executed multiple transactions with all 25 of our top clients.
     Broad and Deep Network of Relationships
     We have developed broad and deep-standing relationships with the users and providers of capital in the industry and have completed multiple transactions for many of the top institutional commercial real estate investors in the U.S. as well as several global investors who invest in the U.S. Importantly, our transaction professionals, analysts and closing specialists foster relationships with their respective counterparts within each client’s organization. This provides, in our opinion, a deeper relationship with our firm relative to our competitors. In 2005 and 2006, no one borrower or no one seller client, respectively, represented more than 4% of our total capital markets services revenues. The combined fees from our top 25 seller clients for the years 2005 and 2006, respectively, were less than 20% of our capital markets services revenues for each year, and the combined fees from our top 25 borrower clients were less than 20% of our capital markets services revenues for each year.

     Proprietary Transaction Database
     We believe that the extensive volume of commercial real estate transactions that we advise on throughout the U.S. and across multiple property type and capital market service lines provides our transaction professionals with valuable, real-time market information. We maintain a proprietary database on over 6,000 clients and potential clients as well as databases that track key terms and provisions of all closed and pending transactions for which we are involved as well as historic and current flows and the pricing of debt, structured finance, investment sales, note sales and equity transactions. Included in the databases are real-time quotes and bids on pipeline transactions, status reports on all current transactions as well as historic information on clients, lenders and buyers. Furthermore, our internal databases maintain current and historical information on our loan servicing portfolio, which enables us to track real-time property level performance and market trends. These internal databases are updated regularly and are available to our transaction professionals, analysts and other internal support groups to share client contact information and real-time market information. We believe this information strengthens our competitive position by enhancing the advice we provide to clients and improving the probability of successfully closing a transaction. Our associates also understand the confidential nature of this information, and if it is misused and depending on the circumstances, it can be cause for immediate dismissal from the Company.
Our Strategic Growth Plan
     We seek to improve our market position by focusing on the following strategic growth initiatives:
     Expand Our Geographic Footprint
     We believe that opportunities exist to establish and increase our presence in several key domestic, and potentially, international markets. While our transactional professionals, located in 18 offices throughout the U.S., advised clients on transactions in 45 states (and the District of Columbia, Puerto Rico, and Canada) and in more than 550 cities in 2006, there are a number of major metropolitan areas where we do not maintain an office, and we have no overseas offices. By comparison, many of our large public competitors have over 100 offices worldwide. We constantly review key demand drivers of commercial real estate by market, including growth in population, households, employment, commercial real estate inventory by product type, and new construction. By doing so, we can determine not only where future strategic growth should occur, but more importantly, we can also ensure our transaction professionals are constantly calling on the most attractive markets where we do not have offices. Since 1998, we have opened offices in Washington, D.C., Los Angeles, San Francisco (opened in October 2006) and Chicago. In addition, during this same period, we have significantly added to the platform services in our Miami, New York City, New Jersey, Washington, D.C., Los Angeles and Chicago offices. While historical performance does not assure similar results, the combined revenues from these new offices (Washington, D.C., Los Angeles and Chicago) in the offices’ respective third year of operation were approximately 2.6 times higher than these same offices’ respective first year of operation.
     We expect to achieve future strategic geographic expansion through a combination of recruitment of key transaction professionals, organic growth and possible acquisitions of smaller local and regional firms across all services in both new and existing markets. However, in all cases our strategic growth will be focused on serving our clients’ interests and predicated on finding the most experienced professionals in the market who have the highest integrity, work ethic and reputation, while fitting into our culture and sharing our philosophy and the way we conduct our business.
     Increase Market Share Across Each of our Capital Market Services
     We have achieved significant growth in each of the services we provide through our integrated capital markets platform. We believe that we have the opportunity to continue to increase our market share in each of the various capital markets services we provide to our clients by penetrating deeper into our national, regional and local client relationships. We also intend to increase our market shares by selectively hiring transaction professionals in our existing offices and in new locations, predicated on finding the most experienced professionals in the market who have the highest integrity, work ethic and reputation, while fitting into our culture and sharing our philosophy and the way we conduct our business. For example, since 1998, in addition to opening offices in Washington, D.C., Los Angeles, San Francisco (opened in October 2006) and Chicago, we have significantly added to the platform services in our Miami, New York City, New Jersey, Washington, D.C., Los Angeles and Chicago offices. While historical performance does not assure similar results, the combined additional platform services revenue in the third year were approximately 5.6 times higher than the combined additional platform services revenue in the first year.

•	Debt Placement. Our transaction value in debt placements were approximately $22.1 billion and $22.0 billion in 2006 and 2005, respectively. According to the Mortgage Bankers Association’s “Commercial Real Estate/Multifamily Finance: Annual Origination Volume Summation” report, debt issuances in 2005 and 2004 were $345 billion and $230 billion, respectively.

•	Investment Sales. In 2006, we completed investment sales in excess of $10.1 billion, an increase of approximately 32.9% over $7.6 billion completed in 2005. According to Real Capital Analytics, commercial real estate sales volume for office, industrial, multifamily and retail properties in the U.S. in 2006 and 2005 were $312.7 billion and $276.6 billion, respectively.

•	Structured Finance, Private Equity and Advisory Services. In 2006 and 2005, we completed approximately $3.8 billion and $2.1 billion of structured finance, private equity and advisory services transactions (which includes amounts that we internally allocate to the structured finance reporting category, even though the transaction may have been funded through a single mortgage note) for our clients. In April 2004, we formed our broker-dealer subsidiary, HFF Securities, to undertake both discretionary and non-discretionary private equity raises, select property specific joint ventures, and select investment banking activities for our clients.

•	Note sale and note sales advisory. Since formalizing our note sales and note sales advisory services platform in 2004, we have consummated over $698 million in note sale and note sales advisory transactions. We see growth in this market as well due to the desire of lenders to seek to diversify concentration risk (geographic, borrower or product type), manage potential problems in their loan portfolios or sell loans rejected from Commercial Mortgage Backed Securities (CMBS) securitization pools.

•	Loan servicing. The principal balance of HFF’s loan servicing portfolio increased nearly 21% from $14.9 billion at December 31, 2005, to over $18.0 billion at December 31, 2006. Currently, we have 33 formal correspondent lender relationships with life insurers and 17 CMBS sub servicing agreements. The majority of the CMBS contracts having been put in place over the past 18 months due to our increased focus on growing our servicing platform to better serve our clients. As a result of our continued debt placements with correspondent lenders as well as our new sub servicing relationships with CMBS lenders, our loan servicing portfolio has grown from $14.9 billion in 2005 to $18.0 billion at December 31, 2006 with a large percentage of this growth coming from CMBS sub servicing contracts we have been executing since early 2005.
     Continue to Capitalize on Cross-Selling Opportunities
     Participants in the commercial real estate market increasingly are buyers, sellers, lenders and borrowers at various times. We believe our relationships with these participants across all aspects of their businesses provide us with multiple revenue opportunities throughout the lifecycle of their commercial real estate investments. Many of our clients are both users and providers of capital. Our clients typically execute transactions throughout the U.S. utilizing the wide spectrum of our services. By maintaining close relationships with these clients, we intend to continue to generate significant repeat business across all of our business lines.

     Our debt transaction professionals originated approximately $2.2 billion and $1.4 billion of debt for clients that purchased properties sold by our investment sales professionals for their clients in 2006 and 2005, respectively. Our investment sales professionals also referred clients to our debt transaction professionals who arranged debt financings totaling approximately $664 million and $475 million in 2006 and 2005, respectively. Our debt professionals also referred clients to our investment sales transaction professionals who sold approximately $2.1 billion and $1.8 billion and of properties in 2006 and 2005, respectively. Also, from its inception in late 2004 through the December 31, 2006, our HFF Securities subsidiary originated debt volumes of approximately $434 million, in addition to their other equity placement activities.
Our Services
     Debt Placement Services
     We offer our clients a complete range of debt instruments, including but not limited to construction and construction/mini-permanent loans, adjustable and fixed rate mortgages, entity level debt, mezzanine debt, forward delivery loans, tax exempt financing, and sale/leaseback financing.
     Our clients are owners of various types of property, including, but not limited to, office, retail, industrial, hotel, multi-family, self-storage, assisted living, nursing homes, condominium conversions, mixed-use properties and land. Our clients range in size from individual entrepreneurs who own a single property to the largest real estate funds and institutional property owners throughout the world who invest in the United States. Debt is placed with all major capital funding sources, both domestic and foreign, including but not limited to life insurance companies, conduits, investment banks, commercial banks, thrifts, agency lenders, pension funds, pension fund advisors, REITs, credit companies, opportunity funds and individual investors.
     Investment Sales Services
     We provide investment sales services to commercial real estate owners who are seeking to sell one or more properties or property interests. We seek to maximize proceeds and certainty of closure for our clients through our knowledge of the commercial real estate and capital markets, our extensive database of potential buyers, with whom we have deep and long-standing relationships, and our experienced transaction professionals. Real time data on comparable transactions, recent financings of similar assets and market trends, enable our transaction professionals to better advise our clients on valuation and certainty of execution based on a prospective buyer’s proposed capital structure.
     Structured Finance Services
     We offer a wide array of structured finance alternatives and solutions at both the property and ownership entity level. This allows us to provide financing alternatives at every level of the capital structure, including but not limited to mezzanine and equity, thereby providing potential buyers and existing owners with the highest appropriate leverage at the lowest blended cost of capital to purchase properties or recapitalize existing ones versus an out-right sales alternative. By focusing on the inefficiencies in the structured finance capital markets, such as mezzanine, preferred equity, participating and/or convertible debt structures, pay and accrual debt structures, pre-sales, stand-by commitments and bridge loans, we are able to access capital for properties in transition, predevelopment and development loans and/or joint ventures and/or structured transactions, which provide maximum flexibility for our clients.
     Private Equity, Investment Banking and Advisory Services
     Through HFF Securities, our licensed broker-dealer subsidiary, we offer our clients the ability to access the private equity markets for an identified commercial real estate asset and discretionary and non-discretionary joint ventures, funds marketing, private equity placements, and advisory services. HFF Securities’ services to its clients include:
•	Joint Ventures. Equity capital for our commercial real estate clients to establish joint ventures relating to either identified properties or properties to be acquired by a fund sponsor. These joint ventures typically involve the acquisition, development, recapitalization or restructuring of multi-asset commercial real estate portfolios, and include a variety of property types and geographic areas.

•	Private Placements. Private placements of common, perpetual preferred and convertible preferred securities. Issuances involve primary or secondary shares that may be publicly registered, listed and traded.

•	Advisory Services. Entity-level advisory services for various types of transactions including mergers and acquisition, sales and divestitures, management buyouts, and recapitalizations and restructurings.

•	Marketing and Fund-Raising. Institutional marketing and fund-raising for public and private commercial real estate companies, with a focus on opportunity and value-added commercial real estate funds. In this capacity, we undertake private equity raises, both discretionary and non-discretionary, and offer advisory services.
     Note Sale and Note Sales Advisory Services
     We assist our clients in their efforts to sell all or portions of their commercial real estate debt note portfolios. We are actively marketing our note sale and note sales advisory services to our clients.
     Commercial Loan Servicing
     We provide commercial loan servicing (primary and sub-servicing) for life insurance companies and CMBS originators. Our servicing platform, experienced personnel and hands-on service allow us to maintain close contact with both borrowers and lenders. As a result, we are often the first point of contact in connection with refinancing, restructuring or sales of commercial real estate assets. Revenue is earned primarily from servicing fees charged to the lender, as well as from investment income earned on escrow balances.
     To avoid potential conflicts, our transaction professionals do not share in servicing revenue, eliminating conflicts which can occur with serviced versus non-serviced lenders. However, throughout the servicing life of a loan, the transaction professional who originated the loan usually remains the main contact for both the borrower and lender, or the master servicer, as the case may be, to assist our servicing group with annual inspections, operating statement reviews and other major servicing issues affecting a property or properties.
Competition
     The commercial real estate services industry, and all of the services that we provide, are highly competitive, and we expect them to remain so. We compete on a national, regional and local basis as well as on a number of other critical factors, including but not limited to the quality of our people and client service, historical track record and expertise and range of services and execution skills, absence of conflicts and business reputation. Depending on the product or service, we face competition from other commercial real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. Consistently, the top competitors we face on national, regional and local levels include, but are not limited to, CBRE Capital Markets (formerly L.J. Melody & Company and recently combined with Trammell Crow), Cushman & Wakefield, Eastdil Secured, Jones Lang LaSalle, Northmarq Capital (Marquette) and CapMark (formerly GMAC). There are numerous other local and regional competitors in each of the local markets where we are located as well as the markets we do business in.
     Competition to attract and retain qualified employees is also intense in each of the capital markets services we provide to our clients. We compete by offering a competitive compensation package to our transaction professionals and our other associates as well as equity-based incentives for key associates who lead our efforts in terms of running our offices or leading our efforts in each of our capital markets services. Our ability to continue to compete effectively will depend upon our ability to retain and motivate our existing transaction professionals and other key associates as well as our ability to attract new ones, all predicated on finding the most experienced professionals in the market who have the highest integrity, work ethic and reputation, while fitting into our culture and sharing our philosophy and the way we conduct our business.
Regulation
     Our U.S. broker-dealer subsidiary, HFF Securities, is subject to regulation. HFF Securities is currently registered as a broker-dealer with the SEC and the NASD. HFF Securities is registered as a broker dealer in California and is considering in which additional states it may register as a broker-dealer. HFF Securities is subject to regulations governing effectively every aspect of the securities business, including the effecting of securities transactions, minimum capital requirements, record-keeping and reporting procedures, relationships with customers, experience and training requirements for certain employees and business procedures with firms that are not subject to regulatory controls. Violation of applicable regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines and the suspension, expulsion or other disciplining of a firm, its officers or employees.
     Our broker-dealer subsidiary is also subject to the SEC’s uniform net capital rule, Rule 15c3-1, and the net capital rules of the NYSE and the NASD, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiary. The uniform net capital rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. The NYSE and the NASD may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below its requirements. In addition, our broker-dealer subsidiary is subject to certain notification requirements related to withdrawals of excess net capital. Our broker-dealer subsidiary is also subject to several new laws and regulations that were recently enacted. The USA Patriot Act of 2001 has imposed new obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence and other compliance policies and procedures. Additional obligations under the USA Patriot Act regarding procedures for customer verification became effective on October 1, 2003. Failure to comply with these new requirements may result in monetary, regulatory and, in the case of the USA Patriot Act, criminal penalties.
     HFF LP is licensed (in some cases, through our employees or its general partner) as a mortgage broker and a real estate broker in multiple jurisdictions. Generally we are licensed in each state where we have an office as well as where we frequently do business.
     History
     We have grown through the combination of several prominent commercial real estate brokerage firms. Our namesake dates back to Holliday Fenoglio & Company, which was founded in Houston in 1982. Although our predecessor companies date back to the 1970s, our recent history began in 1994 when Holliday Fenoglio Dockerty & Gibson, Inc. was purchased by AMRESCO, Inc. to create Holliday Fenoglio Inc. In 1998, Holliday Fenoglio acquired Fowler Goedecke Ellis & O’Connor, to create Holliday Fenoglio Fowler, L.P. Later that year Holliday Fenoglio Fowler, L.P. acquired PNS Realty Partners, LP and Vanguard Mortgage.
     In March 2000, AMRESCO sold its commercial mortgage banking businesses, Holliday Fenoglio Fowler, L.P., to Lend Lease (US) Inc., the U.S. subsidiary of the Australian real estate services company. Finally, in June 2003, HFF Holdings completed an agreement for a management buyout from Lend Lease. In April 2004, we established our broker-deal subsidiary, HFF Securities L.P.
     As previously discussed, in connection with our initial public offering of our common stock in February 2007, we effected a reorganization of our business. As a result of this reorganization and as of the closing of the initial public offering on February 5, 2007, HFF, Inc. is a holding company holding partnership units in the Operating Partnerships and all of the outstanding shares of Holliday GP. HFF Holdings and HFF, Inc., through their wholly-owned subsidiaries, are the only limited partners of the Operating Partnerships.
Available Information
     We file electronically with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read and copy any materials we have filed with or furnished to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-3330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports for insiders and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.hfflp.com) as soon as reasonably practicable after filing with the SEC. Additionally, we make available free of charge on our internet website:
•	our Code of Conduct and Ethics;

•	the charter of its Nominating and Governing Committee;

•	the charter of its Compensation Committee;

•	the charter of its Audit Committee; and

•	our Corporate Governance Guidelines.
Item 1A. Risk Factors
     Investing in our securities involves a high degree of risk. You should consider carefully the following risk factors and the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, before making any investment decisions regarding our securities. If any of the following risks actually occur, our business, financial condition and operating results could be adversely affected. As a result, the trading price of our securities could decline and you may lose part or all of your investment.
Risks Related to Our Business
     General economic conditions and commercial real estate market conditions, both globally and domestically, can have a negative impact on our business.
     We have experienced in past years, and expect in the future to be negatively impacted by, periods of economic slowdowns, recessions and disruptions in the capital markets, including international, national, regional and local markets, and corresponding declines in the demand for commercial real estate and related services, within one or more of the markets in which we operate. Historically, commercial real estate markets, and in particular the U.S. commercial real estate market, have tended to be cyclical and related to the condition of the economy as a whole and to the perceptions of the market participants as to the relevant economic outlook. Negative economic conditions, changes in interest rates, disruptions in capital markets and declines in the demand for commercial real estate and related services in international or domestic markets or in significant markets in which we do business could have a material adverse effect on our business, results of operations and/or financial condition, including as a result of the following factors.
     For example:
     • Slowdowns in economic activity could cause tenant demand for space to decline, which would adversely affect the operation and income of commercial real estate properties and thereby affect investor demand and the supply of capital for debt and equity investments in commercial real estate.
     • Declines in the regional or local demand for commercial real estate, or significant disruptions in other segments of the real estate market, could adversely affect our results of operations. During 2006, approximately 21.0%, 8.4%, 10.8% and 8.4% of our capital markets services revenues was derived from transactions involving commercial real estate located in Texas, California, Florida and the region consisting of the District of Columbia, Maryland and Virginia, respectively. As a result, a significant portion of our business is dependent on the economic conditions in general and the markets for commercial real estate in these areas, which, like other commercial real estate markets, have experienced price volatility or economic downturns in the past.
     • Significant fluctuations in interest rates as well as steady and protracted increases or decreases of interest rates could adversely affect the operation and income of commercial real estate properties as well as the demand from investors for commercial real estate investments. Both of these events could adversely affect investor demand and the supply of capital for debt and equity investments in commercial real estate. In particular, increased interest rates may reduce the number of acquisitions, dispositions and loan originations, as well as the respective transaction volumes, which could also adversely affect our servicing revenue. All of the above could cause prices to decrease due to the reduced amount of financing available as well as the increased cost of obtaining financing and could lead to a decrease in purchase and sale activity.
     • Significant disruptions or changes in capital market flows, regardless of their duration, could adversely affect the supply and/or demand for capital from investors for commercial real estate investments. In particular, while commercial real estate is now viewed as an accepted asset class for portfolio diversification, if this perception changes there could be a significant reduction in the amount of debt and equity capital available in the commercial real estate sector.
     These and other types of events could lead to a general decline in transaction activity, which would likely lead to a reduction in fees and commissions relating to such transactions, as well as a significant reduction in our loan servicing activities as a result of increased delinquencies and the lack of additional loans that we would have otherwise added to our servicing portfolio. These effects would likely cause us to realize lower revenues from our transaction service fees, including debt placement fees and investment sales commissions, which fees usually are tied to the transaction value and are payable upon the successful completion of a particular transaction, and from our loan servicing revenues due to reduced financing and refinancing transactions as well as higher delinquencies.
     If we are unable to retain and attract qualified and experienced transaction professionals and associates, our growth may be limited and our business and operating results could suffer.
     Our most important asset is our people, and our continued success is highly dependent upon the efforts of our transaction professionals and other associates, including our analysts and production coordinators as well as our key servicing and company overhead support associates. Our transaction professionals generate a significant majority of our revenues. If any of these key transaction professionals or other important associates leave, or if we lose a significant number of transaction professionals, or if we are unable to attract other qualified transaction professionals, our business, financial condition and results of operations may suffer. We have experienced in the past, and expect to experience in the future, the negative impact of the inability to retain and attract associates, analysts and experienced transaction professionals. Additionally, such events may have a disproportionate adverse effect to our operations if they occur in geographic areas where substantial amounts of our capital markets services revenues are generated.
     As part of our transformation to a public company, we may also face additional retention pressures as a result of reductions in distributions from HFF Holdings to approximately 40 of our most valuable transaction professionals who are the members of HFF Holdings. Following the termination of their employment contracts and expiration of their lock-ups, we may not be able to retain these members of HFF Holdings. Even if we are able to retain them, we may not be able to retain them at compensation levels that will allow us to achieve our target ratio of compensation expense-to-operating revenue. We intend to use a combination of cash compensation, equity, equity-based incentives and other employee benefits rather than solely cash compensation to motivate and retain our transaction professionals. Our compensation mechanisms as a public company may not be effective, especially if the market price of our Class A common stock declines.
     In addition, our competitors may attempt to recruit our transaction professionals. The employment arrangements, non-competition agreements and retention agreements we have entered into with respect to the members of HFF Holdings or may enter into with our key associates may not prevent our transaction professionals and other key associates from resigning or competing against us. Any such arrangements and agreements will expire after a certain period of time, at which point each such person would be free to compete against us and solicit our clients and employees.
     A significant component of our growth has also occurred through the recruiting and hiring of key experienced transaction professionals. Any future growth through recruiting these professionals will be partially dependent upon the continued availability of attractive candidates fitting the culture of our firm at advantageous terms and conditions. However, individuals whom we would like to hire may not be available upon advantageous terms and conditions. In addition, the hiring of new personnel involve risks that the persons acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of persons acquired will prove incorrect.
     Our business could be hurt if we are unable to retain our business philosophy and partnership culture as a result of becoming a public company, and efforts to retain our philosophy and culture could adversely affect our ability to maintain and grow our business.
     We are deeply committed to maintaining the philosophy and culture which we have built. Our Mission and Vision Statement defines our business philosophy as well as the emphasis that we place on our clients, our people and our culture. We seek to reinforce to each of our associates our commitment to our clients, our culture and values by sharing with everyone in the firm what is expected from each of them. We strive to maintain a work environment that reinforces our owner-operator culture and the collaboration, motivation, alignment of interests and sense of ownership and reward associates based on their value-added performance who adhere to this culture. Our status as a public company, including potential changes in our compensation structure, could adversely affect this culture. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain this culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.
     In addition, in an effort to preserve our strong partnership culture, our process for hiring new transaction professionals is lengthy and highly selective. In the past, we have interviewed a significant number of individuals for each transaction professional that we hired, and we have in the past and may in the future subordinate our growth plans to our objective of hiring transaction professionals whom we think will adhere to and contribute to our culture. Our ability to maintain and grow our business could suffer if we are not able to identify, hire and retain new transaction professionals meeting our high standards, which could negatively impact our business, financial condition and results of operations.
     We have numerous significant competitors and potential future competitors, some of which may have greater resources than we do, and we may not be able to continue to compete effectively.
     We compete across a variety of businesses within the commercial real estate industry. In general, with respect to each of our businesses, we cannot give assurance that we will be able to continue to compete effectively or maintain our current fee arrangements or margin levels or that we will not encounter increased competition. Each of the services we provide to our clients is highly competitive on an international, national, regional and local level. Depending on the product or service, we face competition from, including but not limited to, commercial real estate service providers, private owners and developers, institutional lenders, insurance companies, investment banking firms and investment managers, some of whom are clients and many of whom may have greater financial resources than we do. In addition, future changes in laws and regulations could lead to the entry of other competitors. Many of our competitors are local, regional, national or international firms. Although some are substantially smaller than we are, some of these competitors are larger on a local, regional, national or international basis. We may face increased competition from even stronger competitors in the future due to a trend toward consolidation. In recent years, there has been substantial consolidation and convergence among companies in our industry. We are also subject to competition from other large national and multi-national firms as well as regional and local firms that have similar service competencies to ours. Our existing and future competitors may choose to undercut our fees, increase the levels of compensation they are willing to pay to their employees and either recruit our employees or cause us to increase our level of compensation necessary to retain our own employees or recruit new employees. These occurrences could cause our revenue to decrease or negatively impact our target ratio of compensation-to-operating revenue, both of which could have an adverse effect on our business, financial condition and results of operations.
     We could be adversely affected if the Terrorism Risk Insurance Act of 2002 is not renewed beyond 2007, or is adversely amended, or if insurance for other natural or manmade disasters is interrupted or constrained.
     Our business could be adversely affected if the Terrorism Risk Insurance Act of 2002, or TRIA, is not renewed beyond 2007, or is adversely amended, or if insurance for other natural and manmade disasters is interrupted or constrained. In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attack, the Terrorism Risk Insurance Act of 2002 was enacted to ensure the availability of commercial insurance coverage for terrorist acts in the United States. This law established a federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and required that coverage for terrorist acts be offered by insurers. Although TRIA recently has been amended and extended through 2007, it is possible that TRIA will not be renewed beyond 2007, or could be adversely amended, which could adversely affect the commercial real estate markets and capital markets if a material subsequent event occurred. Lenders generally require owners of commercial real estate to maintain terrorism insurance. In the event TRIA is not renewed, terrorism insurance may become difficult or impossible to obtain. Natural disasters such as Katrina and the lack of commercially available wind damage and flood insurance could also have a negative impact on the acquisition, disposition and financing of the commercial properties in certain areas. Any of these events could result in a general decline in acquisition, disposition and financing activities, which could lead to a reduction in our fees for arranging such transactions as well as a reduction in our loan servicing activities due to increased delinquencies and lack of additional loans that we would have otherwise added to our portfolio, all of which could adversely affect our business, financial condition and results of operation.

     We have experienced significant growth over the past several years, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources.
     We expect our significant growth to continue, which could place additional demands on our resources and increase our expenses. Our future growth will depend, among other things, on our ability to successfully identify experienced transaction professionals to join our firm. It may take years for us to determine whether new transaction professionals will be profitable or effective. During that time, we may incur significant expenses and expend significant time and resources toward training, integration and business development. If we are unable to hire and retain profitable transaction professionals, we will not be able to implement our growth strategy, which could adversely affect our business, financial condition and results of operations.
     Sustaining our growth will also require us to commit additional management, operational and financial resources to maintain appropriate operational and financial systems to adequately support expansion. There can be no assurance that we will be able to manage our expanding operations effectively or that we will be able to maintain or accelerate our growth, and any failure to do so could adversely affect our ability to generate revenue and control our expenses which could adversely affect our business, financial condition and results of operations.
     If we acquire companies in the future, we may experience high transaction and integration costs, the integration process may be disruptive to our business and the acquired businesses may not perform as we expect.
     Future acquisitions and any necessary related financings may involve significant transaction-related expenses. Transaction-related expenditures include severance costs, lease termination costs, transaction costs, deferred financing costs, possible regulatory costs and merger-related costs, among others. We may also experience difficulties in integrating operations and accounting systems acquired from other companies. These challenges include the diversion of management’s attention from the regular operations of our business and the potential loss of our key clients, our key associates or those of the acquired operations, each of which could harm our financial condition and results of operation. We believe that most acquisitions will initially have an adverse impact on revenues, expenses, operating income and net income. Acquisitions also frequently involve significant costs related to integrating information technology, accounting, reporting and management services and rationalizing personnel levels. If we are unable to fully integrate the accounting, reporting and other systems of the businesses we acquire, we may not be able to effectively manage them and our financial results may be materially affected. Moreover, the integration process itself may be disruptive to our business as it requires coordination of geographically diverse organizations and implementation of new accounting and information technology systems.
     In addition, acquisitions of businesses involve risks that the businesses acquired will not perform in accordance with expectations, that the expected synergies associated with acquisitions will not be achieved and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect, which could have an adverse affect on our business, financial condition and results of operations.
     A failure to appropriately deal with actual or perceived conflicts of interest could adversely affect our businesses.
     Outside of our people, our reputation is one of our most important assets. As we have expanded the scope of our businesses and our client base, we increasingly have to address potential actual or perceived conflicts of interest relating to the capital markets services we provide to our existing and potential clients. For example, conflicts may arise between our position as an advisor to both the buyer and seller in commercial real estate sales transactions or in instances when a potential buyer requests that we represent it in securing the necessary capital to acquire an asset we are selling for another client. In addition, certain of our employees hold interests in real property as well as invest in pools of funds outside of their capacity as our employees, and their individual interests could be perceived to or actually conflict with the interests of our clients. While we have attempted to adopt various policies, controls and procedures to address or limit actual or perceived conflicts, these policies and procedures may not be adequate or carry attendant costs and may not be adhered to by our employees. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged and cause us to lose existing clients or fail to gain new clients if we fail, or appear to fail, to deal appropriately with conflicts of interest, which could have an adverse affect on our business, financial condition and results of operations.

     A majority of our revenue is derived from capital markets services transaction fees, which are not long-term contracted sources of revenue and are subject to intense competition, and declines in those engagements could have a material adverse effect on our financial condition and results of operations.
     We historically have earned over 90% of our revenue from capital markets services transaction fees. We expect that we will continue to rely heavily on capital markets services transaction fees for a substantial portion of our revenue for the foreseeable future. A decline in our engagements or in the value of the commercial real estate we sell or finance could significantly decrease our capital markets services revenues which would adversely affect our business, financial condition and results of operations. In addition, we operate in a highly competitive environment where typically there are no long-term contracted sources of revenue; each revenue-generating engagement typically is separately awarded and negotiated on a transaction-by-transaction basis, and the inability to continue to be paid for services at the current levels or the loss of clients would adversely affect our business, financial condition and results of operation.
     Additional indebtedness may make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures.
     We may require additional financing to fund our on-going capital needs as well as to fund our working capital needs. Any additional indebtedness that we incur will make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures.
     The level of our indebtedness could have important consequences, including:
     • a substantial portion of our cash flow from operations will be dedicated to debt service and may not be available for other purposes;
     • making it more difficult for us to satisfy our obligations;
     • limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
     • obtaining financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions, and may impede our ability to secure favorable lease terms;
     • making us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures;
     • making it more difficult to continue to fund our strategic growth initiatives and retain and attract key individuals; and
     • placing us at a competitive disadvantage compared to our competitors with less debt and greater financial resources.
     Our future cash flow may not be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets, operations or seeking to raise additional debt or equity capital or terminating significant numbers of key associates. These actions may not be effected on a timely basis or on satisfactory terms or at all, and these actions may not enable us to continue to satisfy our capital requirements. As a result, we may not be able to maintain or accelerate our growth, and any failure to do so could adversely affect our ability to generate revenue and control our expenses, which could adversely affect our business, financial condition and results of operations.
     Significant fluctuations in our revenues and net income may make it difficult for us to achieve steady earnings growth on a quarterly or an annual basis, which may make the comparison between periods difficult and may cause the price of our Class A common stock to decline.
     We have experienced and continue to experience significant fluctuations in revenues and net income as a result of many factors, including the timing of transactions, the commencement and termination of contracts, revenue mix and the timing of additional selling, general and administrative expenses to support new business activities. We provide many of our services without written contracts or pursuant to contracts that are terminable at will.

Consequently, many of our clients can terminate or significantly reduce their relationships with us on very short notice for any reason.
     We plan our capital and operating expenditures based on our expectations of future revenues and, if revenues are below expectations in any given quarter or year, we may be unable to adjust capital or operating expenditures in a timely manner to compensate for any unexpected revenue shortfall, which could have an immediate material adverse effect on our business, financial condition and results of operation.
     Our results of operation vary significantly among quarters during each calendar year, which makes comparisons of our quarterly results difficult.
     A significant portion of our revenue is seasonal. Historically, this seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. This variance among periods during each calendar year makes comparison between such periods difficult, and it also makes the comparison of the same periods during different calendar years difficult as well.
     Employee misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.
     If our associates engage in misconduct, our business could be adversely affected. For example, our business often requires that we deal with confidential matters of great significance to our clients. It is not always possible to deter employee misconduct, and the precautions we take to deter and prevent this activity may not be effective in all cases. If our associates were improperly to use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position and current client relationships and significantly impair our ability to attract future clients, which could adversely affect our business, financial condition and results of operation.
     Compliance failures and changes in regulation could result in an increase in our compliance costs or subject us to sanctions or litigation.
     A number of our services are subject to regulation, including by the Securities and Exchange Commission, National Association of Securities Dealers, Inc. (the “NASD”) and state real estate commissions and securities regulators. Our failure to comply or have complied with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of the registration of us or any of our subsidiaries as a commercial real estate broker or broker-dealer. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or significantly impair our ability to gain new clients. Our broker-dealer operations are subject to periodic examination by the Securities and Exchange Commission and the NASD. Because the Reorganization Transactions resulted in HFF, Inc. acquiring a greater than 25% equity interest in HFF Securities, a registered broker-dealer, HFF Securities filed an application with the NASD for approval of the change of control that was deemed to result from such transactions. As a result, HFF Securities complied with the NASD requirements to provide advance notice of, and apply for approval of, the deemed change of control and was permitted under the rules of the NASD to complete the Reorganization Transactions. However, in connection with the application for a change of control, the NASD may identify deficiencies in the procedures and practices of HFF Securities and may require HFF Securities to take remedial action. The NASD may also identify significant violations of law, rules or regulations, resulting in formal disciplinary action and the imposition of sanctions, including potentially the revocation of HFF Securities’ registration as a broker-dealer. We cannot predict the outcome of any such examinations or processes, and any negative regulatory action may have a significant and material adverse affect on our company. In addition, it is possible that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make our clients less willing to enter into transactions in which such a conflict may occur, and will adversely affect our businesses as well as significantly impair our ability to gain new clients, which could adversely affect our business, financial condition and results of operation.
     In addition, we may be adversely affected as a result of new or revised legislation or regulations adopted by the Securities and Exchange Commission, other United States or state or local governmental regulatory authorities or self-regulatory organizations that supervise the financial and commercial real estate markets.

Risks Related to Our Organizational Structure
     Our only material asset is our units in the Operating Partnerships, and we are accordingly dependent upon distributions from the Operating Partnerships to pay our expenses, taxes and dividends (if and when declared by our board of directors).
     HFF, Inc. is a holding company and has no material assets other than its ownership of partnership units in the Operating Partnerships. HFF, Inc. has no independent means of generating revenue. We intend to cause the Operating Partnerships to make distributions to its partners in an amount sufficient to cover all expenses, applicable taxes payable and dividends, if any, declared by our board of directors. To the extent that HFF, Inc. needs funds, and the Operating Partnerships are restricted from making such distributions under applicable law or regulation or under any present or future debt covenants, or are otherwise unable to provide such funds, it could materially adversely affect our business, liquidity, financial condition and results of operation.
     We will be required to pay HFF Holdings for most of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of the tax basis step-up we receive, subsequent sales of our common stock and related transactions with HFF Holdings.
     As part of the Reorganization Transactions, approximately 45% of the partnership units in each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP) held by Holdings Sub, a wholly-owned subsidiary of HFF Holdings, were sold to HoldCo LLC, our wholly-owned subsidiary, for cash raised in the initial public offering. In the future, partnership units in HFF LP and HFF Securities held by HFF Holdings may be exchanged by HFF Holdings for shares of our Class A common stock. The initial sale and subsequent exchanges are expected to result in increases in the tax basis of the assets of HFF LP and HFF Securities that would be allocated to HFF, Inc. These increases in tax basis would likely reduce the amount of tax that we would otherwise be required to pay in the future depending on the amount, character and timing of our taxable income, but there can be no assurances that such treatment will continue in the future.
     HFF, Inc. entered into a tax receivable agreement with HFF Holdings that provides for the payment by HFF, Inc. to HFF Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of these increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges and had we not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, including the tax benefits derived from future exchanges.
     While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income we generate in the future, the value of our individual assets, the portion of our payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of our assets resulting in payments to HFF Holdings, we expect that the payments that may be made to HFF Holdings will be substantial. Future payments to HFF Holdings in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial. The payments under the tax receivable agreement are not conditioned upon HFF Holdings’ or its affiliates’ continued ownership of us. We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise.
     In addition, although we are not aware of any issue that would cause the Internal Revenue Service, or IRS, to challenge the tax basis increases or other benefits arising under the tax receivable agreement, HFF Holdings will not reimburse us for any payments previously made if such basis increases or other benefits were later not allowed. As a result, in such circumstances we could make payments to HFF Holdings under the tax receivable agreement in excess of our actual cash tax savings.

     If HFF, Inc. was deemed an “investment company” under the Investment Company Act of 1940 as a result of its ownership of the Operating Partnerships, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
     If HFF, Inc. were to cease participation in the management of the Operating Partnerships, its interest in the Operating Partnerships could be deemed an “investment security” for purposes of the Investment Company Act. Generally, a person is deemed to be an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, absent an applicable exemption. HFF, Inc. has no material assets other than its equity interest in the Operating Partnerships and Holliday GP. A determination that this interest was an investment security could result in HFF, Inc. being an investment company under the Investment Company Act and becoming subject to the registration and other requirements of the Investment Company Act. HFF, Inc. will not be deemed an investment company because it will manage the Operating Partnerships through its wholly owned subsidiary, Holliday GP. Holliday GP is the sole general partner of each of the Operating Partnerships.
     The 1940 Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the 1940 Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. We intend to conduct our operations so that HFF, Inc. will not be deemed to be an investment company under the 1940 Act. However, if anything were to happen which would cause HFF, Inc. to be deemed to be an investment company under the 1940 Act, we could, among other things, be required to substantially change the manner in which we conduct our operations either to avoid being required to register as an investment company or to register as an investment company. If we were required to register as an investment company under the 1940 Act, we would be subject to substantial regulation with respect to, among other things, our capital structure (including our ability to use leverage), management, operations, ability to transact business with affiliated persons as defined in the 1940 Act (including our subsidiaries), portfolio composition (including restrictions with respect to diversification and industry concentrations) and ability to compensate key employees. These restrictions and limitations could make it impractical for us to continue our business as currently conducted, impair our agreements and arrangements and materially adversely affect our business, financial condition and results of operations.
Risks Related to Our Class A Common Stock
     Control by HFF Holdings of the voting power in HFF, Inc. may give rise to conflicts of interests and may prevent new investors from influencing significant corporate decisions.
     Our certificate of incorporation provides that the holders of our Class B common stock (other than HFF, Inc. or any of its subsidiaries) will be entitled to a number of votes that is equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships are exchangeable.
     HFF Holdings currently has approximately 55% of the voting power in HFF, Inc. As a result, because HFF Holdings will have a majority of the voting power in HFF, Inc. and our certificate of incorporation does not provide for cumulative voting, HFF Holdings has the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends. In addition, HFF Holdings will be able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. We cannot assure you that the interests of HFF Holdings and its members will not conflict with your interests.
     The concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might ultimately affect the market price of our Class A common stock. As a result of the control exercised by HFF Holdings over us, we cannot assure you that we would not have received more favorable terms from an unaffiliated party in our agreements with HFF Holdings.
     In addition, the HFF LP and HFF Securities Profit Participation Bonus Plans may only be amended or terminated with the written approval of all of the limited partners and general partners of each Operating Partnership. Accordingly, so long as HFF Holdings continues to hold any partnership units in the Operating

Partnerships, the consent of HFF Holdings will required to amend or terminate these plans. This could prevent our board of directors or management from amending or terminating these plans.
     Transformation into a public company may increase our costs and disrupt the regular operations of our business.
     Our business has historically operated as a privately-owned company, and we expect to incur significant additional legal, accounting, reporting and other expenses as a result of having publicly traded common stock. We will also incur costs which we have not previously incurred, including, but not limited to, costs and expenses for directors fees, increased directors and officers insurance, investor relations fees, expenses for compliance with the Sarbanes-Oxley Act and new rules implemented by the Securities and Exchange Commission and the New York Stock Exchange, and various other costs of a public company. On an annual basis, we estimate that we will incur costs of more than $3 million per year as a result of becoming a publicly-traded company. Since we have not operated as a public company before, there can be no assurance that this estimate is accurate and our actual costs may be significantly higher.
     We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as amended, as well as rules implemented by the SEC and the NYSE. We expect these rules and regulations to increase our legal and financial compliance costs and make some management and corporate governance activities more time-consuming and costly. These rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, and therefore could have an adverse impact on our ability to recruit and bring on a qualified independent board. We cannot predict or estimate the amount of additional costs we may incur as a result of these requirements or the timing of such costs.
     The individuals who now constitute our management have never had responsibility for managing a publicly-traded company, and we may experience difficulty attracting and retaining qualified individuals to serve on our board of directors or as executive officers. The additional demands associated with being a public company may disrupt regular operations of our business by diverting attention of some of our most active senior transaction professionals away from revenue producing activities to management and administrative oversight, adversely affecting our ability to attract and complete business opportunities with clients and increasing difficulty in retaining transaction professionals and managing and growing our businesses, the occurrence of any of which could harm our business, financial condition and results of operations.
     Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.
     We will evaluate our internal controls over financial reporting in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and rules and regulations of the SEC thereunder, which we refer to as “Section 404.” The process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could harm our reputation and cause us to lose existing clients or fail to gain new clients and otherwise negatively affect our results of operations. While our management has not identified any material weaknesses in our internal controls over financial reporting at December 31, 2006, management has identified significant deficiencies involving, among other things, the documentation of and adherence to certain accounting policy and financial reporting matters and management and governance of information systems, which could have an adverse effect on our business, financial condition or results of operations if not remediated timely.
     If securities analysts do not publish research or reports about our business or if they downgrade our company or our sector, the price of our Class A common stock could decline.
     The trading market for our Class A common stock will depend in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our company or our industry, or the stock of any of our competitors, the price of our Class A common stock could decline. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause the price of our Class A common stock to decline.
     Our share price may decline due to the large number of shares eligible for future sale and for exchange.
     The market price of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market after the offering or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
     We have agreed with the underwriters not to dispose of or hedge any of our Class A common stock or securities convertible into or exchangeable for shares of our Class A common stock, subject to specified exceptions, until 180 days after the date of the prospectus used in connection with our initial public offering, except with the prior written consent of the underwriters. Subject to these agreements, we may issue and sell in the future additional shares of Class A common stock.
     In addition, HFF Holdings owns 20,355,000 partnership units in each of the Operating Partnerships. Our amended and restated certificate of incorporation will allow the exchange of partnership units in the Operating Partnerships (other than those held by us) for shares of our Class A common stock on the basis of two partnership units (one in each Operating Partnership) for one share of Class A common stock, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. HFF Holdings has agreed with the underwriters not to dispose of or hedge any of our Class A common stock or securities convertible into or exchangeable for shares of our Class A common stock (including partnership units in the Operating Partnerships), subject to specified exceptions, until 180 days after the date of the prospectus used in connection with our initial public offering,, except with the prior written consent of the underwriters. After the expiration of the 180-day lock-up period, the shares of Class A common stock issuable upon exchange of the partnership units in the Operating Partnerships will be eligible for resale from time to time, subject to certain contractual and Securities Act restrictions. Pursuant to contractual provisions and subject to certain exceptions, HFF Holdings will be restricted from exchanging partnership units for Class A common stock for two years. After two years, HFF Holdings will have the right to exchange 25% of its partnership units, with an additional 25% becoming available for exchange each year thereafter. However, these contractual provisions may be waived, amended or terminated by the members of Holdings LLC following consultation with our Board of Directors.
     HFF Holdings has entered into a registration rights agreement with us. Under that agreement, after the expiration of the 180-day lock-up period, HFF Holdings will have the ability to cause us to register the shares of our Class A common stock it could acquire upon exchange of its partnership units in the Operating Partnerships.
     The market price of our Class A common stock may be volatile, which could cause the value of your investment to decline or subject us to litigation.
     Our stock price will be affected by a number of factors, including quarterly and annual variations in our results and those of our competitors; changes to the competitive landscape; estimates and projections by the investment community; the arrival or departure of key personnel, especially the retirement or departure of key senior transaction professionals and management, including members of HFF Holdings; the introduction of new services by us or our competitors; and acquisitions, strategic alliances or joint ventures involving us or our competitors. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general global and domestic economic, market or political conditions, could reduce the market price of our Class A common stock. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our Class A common stock could decrease significantly. You may be unable to resell your shares of our Class A common stock at or above the initial public offering price.
     When the market price of a company’s common stock drops significantly, stockholders sometimes institute securities class action lawsuits against the company. A securities class action lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources from our business.
     Anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.
     Our certificate of incorporation and by-laws may delay or prevent a merger or acquisition that a stockholder may consider favorable by permitting our board of directors to issue one or more series of preferred stock, requiring advance notice for stockholder proposals and nominations, providing for a classified board of directors, providing for super-majority votes of stockholders for the amendment of the bylaws and certificate of incorporation, and placing limitations on convening stockholder meetings and not permitting written consents of stockholders. In addition, we are subject to provisions of the Delaware General Corporation Law that restrict certain business combinations with interested stockholders. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Our principal executive offices are located in leased office space at One Oxford Centre, 301 Grant Street, Suite 600, Pittsburgh, Pennsylvania. We also lease or sublease space for our offices at Boston, Massachusetts; Hartford, Connecticut; Westport, Connecticut; New York, New York; Florham Park, New Jersey; Washington, D.C.; Miami, Florida; Atlanta, Georgia; Indianapolis, Indiana; Chicago, Illinois; Houston, Texas; Dallas, Texas; San Diego, California; Orange County, California; Los Angeles, California; San Francisco, California and Portland, Oregon. We do not own any real property. We believe that our existing facilities will be sufficient for the conduct of our business during the next fiscal year.
Item 3. Legal Proceedings
     We are party to various litigation matters, in most cases involving ordinary course and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to any pending matters. However, we believe, based on our examination of such pending matters, that our ultimate liability for these matters will not have a material adverse effect on our business or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of our security holders during the fourth quarter of 2006.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
     Our Class A common stock, par value $0.01 per share, trades on the New York Stock Exchange (“NYSE”) under the symbol “HF.” In connection with our initial public offering, our Class A common stock was priced for initial sale on January 30, 2007. There was no established public trading market for our common stock prior to that date. On March 9, 2007 the closing sales price, as reported by the NYSE was $17.59.
Holders
     On March 9, 2007, we had 1 stockholder of record of our common stock.
Dividends
     We currently do not intend to pay cash dividends on our Class A common stock. If we do declare a dividend at some point in the future, the Class B common stock will not be entitled to dividend rights. The declaration and payment of any future dividends will be at the sole discretion of our board of directors.
     HFF, Inc. is a holding company and has no material assets other than its ownership of partnership units in the Operating Partnerships. If we declare a dividend at some point in the future, we intend to cause the Operating Partnerships to make distributions to HFF, Inc. in an amount sufficient to cover any such dividends. If the Operating Partnerships make such distributions, HFF Holdings will be entitled to ratably receive equivalent distributions on its partnership units in the Operating Partnerships.
Initial Public Offering Use of Proceeds
     We completed an initial public offering of our Class A common stock, par value $.01 per share, on February 5, 2007 and the sale of additional shares pursuant to the underwriters’ over-allotment option on February 22, 2007. In the offering, we sold 16,445,000 shares of Class A common stock for an aggregate gross offering price of $296.0 million. These shares were registered for sale under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-1 (File number 333-138579) which was declared effective by the Securities and Exchange Commission on January 30, 2007. Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated acted as joint book-running managers.
     Net proceeds to us, after deducting underwriting discounts and commissions and offering expenses, totaled approximately $271.6 million. Aggregate underwriting discounts and commissions totaled approximately $20.7 million and aggregate offering expenses totaled approximately $3.7 million.
     We used the net offering proceeds to us of $271.6 million to purchase from HFF Holdings all of the shares of Holliday GP and the partnership units representing approximately 45% of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP). HFF Holdings used approximately $56.3 million its proceeds to repay all outstanding indebtedness under HFF LP’s credit agreement. Accordingly, we did not retain any of the proceeds from this offering.
Performance Graph
     In connection with our initial public offering, our Class A common stock was priced for initial sale on January 30, 2007. There was no established public trading market for our common stock prior to that date.
Recent Sales of Unregistered Securities
     On November 2, 2006, we issued 1 share of our common stock, par value $0.01 per share, to an officer of the Company for $1.00. The issuance of such share of common stock was not registered under the Securities Act, because the share was offered and sold in a transaction exempt from registration under Section 4(2) of the Securities Act.
Issuer Purchases of Equity Securities.
     On February 5, 2007, in connection with the closing of our initial public offering of Class A common stock, we purchased the 1 share of common stock, par value $0.01 per share, held by an officer of the Company (discussed above) for $1.00.
Item 6. Selected Financial Data
     The following tables present our selected combined financial data, which reflects the financial position and results of operations as if Holliday GP, the Operating Partnerships and HFF, Inc., were combined for all periods presented. The selected historical combined financial data as of and for the years ended December 31, 2006, 2005, and 2004 have been derived from our audited combined financial statements included elsewhere in this Annual Report on Form 10-K, which have been audited by Ernst & Young LLP, our independent registered public accounting firm. The selected historical combined financial data for the period from June 16, 2003 through December 31, 2003 was also derived from our audited consolidated financial statements, which have been audited by Ernst & Young LLP, our independent registered public accounting firm, but are not otherwise included in this Annual report on form 10-K. We derived the selected historical combined financial data set forth below as of December 31, 2003, and 2002, and for the period from January 1, 2003 through June 15, 2003 and for the year ended December 31, 2002 from our unaudited combined financial information not included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future performance or results of operations. You should read the combined historical financial data together with our combined financial statements and related notes included in Item 8 of this Annual Report on Form 10-K and with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and the combined financial statements and the related notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K.

	Successor				Predecessor (a)
	For the Year Ended					Year Ended
	December 31,			6/16/03 -	1/1/03 -	December 31,
	2006	2005	2004	12/31/03	6/15/03	2002
					(unaudited)	(unaudited)
	(in thousands)				(in thousands)

Statement of Income Data:
Total revenue	$229,697	$205,848	$143,691	$72,474	$36,725	$84,661
Operating expenses	174,903	157,619	113,961	58,579	32,461	78,658

Operating income	54,794	48,229	29,730	13,895	4,264	6,003
Interest and other income	632	274	67	63	—	—
Interest expense	(3,541)	(80)	(86)	(38)	—	—

Income before income taxes	51,885	48,423	29,711	13,920	4,264	6,003
Income taxes (b)	332	288	296	—	—	—

Net income	$51,553	$48,135	$29,415	$13,920	$4,264	$6,003

Balance Sheet Data:
Total assets	$154,302	$38,630	$23,940	$34,361		$44,430
Long term debt, excluding current portion	$91	$150	$193	$243		$—
Total liabilities	$198,620	$29,521	$11,568	$10,205		$11,749

(a)	The financial information for the period from January 1, 2002 through June 15, 2003, is derived from unaudited financial information and general ledger reports provided by HFF LP’s parent company at that time. Prior to June 15, 2003, HFF LP was an indirect wholly-owned subsidiary of Lend Lease, an Australian company with a June 30 fiscal year. The acquisition of HFF LP on June 16, 2003 by HFF Holdings created a new basis of accounting and, accordingly, the financial information for the periods through December 31, 2003 are not comparable to recent periods and comparisons of those periods to recent periods may not be accurate indicators of our relative financial performance.

(b)	We have historically operated as two limited liability companies (HFF Holdings and Holdings Sub), a corporation (Holliday GP) and two limited partnerships (HFF LP and HFF Securities), which two partnerships we refer to as the Operating Partnerships. As a result, our income has been subject to limited U.S. federal income taxes and our income and expenses have been passed through and reported on the individual tax returns of the members of HFF Holdings. Income taxes shown on the Company’s combined statements of income reflect federal income taxes of the corporation and business and corporate income taxes in various jurisdictions. Following the offering, the Company will be subject to additional entity-level taxes that will be reflected in our consolidated financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Key Financial Measures and Indicators – Costs and Expenses – Income Tax Expense.”
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Selected Financial Data and our audited financial statements and the accompanying notes thereto included elsewhere herein. The following discussion is based on the combined results of Holliday GP, the Operating Partnerships and HFF, Inc. In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A—Risk Factors of this Annual Report on Form 10-K.

Overview
     Our Business
     We are a leading provider of commercial real estate and capital markets services to the U.S. commercial real estate industry based on transaction volume and are one of the largest private full-service commercial real estate financial intermediaries in the country. We operate out of 18 offices nationwide with more than 130 transaction professionals and approximately 270 support associates. In 2006, we advised on approximately $36.4 billion of completed commercial real estate transactions, approximately a 14.5% increase compared to the approximately $31.8 billion of completed transactions we advised on in 2005.
     Substantially all of our revenues are in the form of capital markets service fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We also earn fees from commercial loan servicing activities. We believe that our multiple product offerings, diverse client mix, expertise in a wide range of property types and national platform create a stable and diversified revenue stream. Furthermore, we believe our business mix, operational expertise and the leveragability of our platform have enabled us to achieve profit margins that are among the highest of our public company peers. Our revenues and net income were $229.7 million and $51.6 million, respectively, for the year ended December 31, 2006, compared to $205.8 million and $48.1 million, respectively, for the year ended December 31, 2005.
     Our business may be significantly affected by factors outside of our control, particularly including:
•	Economic and commercial real estate market downturns. Our business is dependent on international and domestic economic conditions and the demand for commercial real estate and related services in the markets in which we operate and even a regional economic downturn could adversely affect our business. A general decline in acquisition and disposition activity can lead to a reduction in fees and commission for arranging such transactions, as well as in fees and commissions for arranging financing for acquirers and property owners that are seeking to recapitalize their existing properties. Likewise, a general decline in commercial real estate investment activity can lead to a reduction in fees and commissions for arranging acquisitions, dispositions and financings for acquisitions as well as for recapitalizations for existing property owners as well as a significant reduction in our loan servicing activities, due to increased delinquencies and lack of additional loans that we would have otherwise added to our loan servicing portfolio, all of which would have an adverse effect on our business.

•	Decreased investment allocation to commercial real estate class. Allocations to commercial real estate as an asset class for investment portfolio diversification may decrease for a number of reasons beyond our control, including but not limited to poor performance of the asset class relative to other asset classes or superior performance of other asset classes when compared with continued good performance of the commercial real estate asset class. In addition, while commercial real estate is now viewed as an accepted and valid class for portfolio diversification, if this perception changes, there could be a significant reduction in the amount of debt and equity capital available in the commercial real estate sector.

•	Fluctuations in interest rates. Significant fluctuations in interest rates as well as steady and protracted movements of interest rates in one direction (increases or decreases) could adversely affect the operation and income of commercial real estate properties as well as the demand from investors for commercial real estate investments. Both of these events could adversely affect investor demand and the supply of capital for debt and equity investments in commercial real estate. In particular, increased interest rates may cause prices to decrease due to the increased costs of obtaining financing and could lead to decreases in purchase and sale activities thereby reducing the amounts of investment sales and loan originations and related servicing fees. If our investment sales origination and servicing businesses are negatively impacted, it is likely that our other lines of business would also suffer due to the relationship among our various capital markets services.
     Other factors that may adversely affect our business are discussed under the heading “Forward-Looking Statements” and under the caption “Risk Factors” in this Annual Report on Form 10-K.

Key Financial Measures and Indicators
     Revenues
     Substantially all of our revenues are derived from capital markets services. These capital markets services revenues are in the form of fees collected from our clients, usually negotiated on a transaction-by-transaction basis, which includes origination fees, investment sales fees earned for brokering sales of commercial real estate, loan servicing fees and note sale and note sales advisory and other production fees. We also earn interest on mortgage notes receivable. For the year ended December 31, 2006, we had total revenues of approximately $229.7 million, of which approximately 98% were attributable to capital markets services revenue, 0.6% were attributable to interest on mortgage notes receivable and 1.4% were attributable to other revenue sources. For the year ended December 31, 2005, our total revenues equaled approximately $205.8 million, of which approximately 99% were generated by our capital markets services, 0.2% were attributable to interest on mortgage notes receivable and 0.8% were attributable to other revenue sources.
Total Revenues:
     Capital markets services revenues. We earn our capital markets services revenue through the following activities and sources:
•	Origination fees. Our origination fees are earned through the placement of debt, equity and structured financing. Debt placements represent the majority of our business, with approximately $22.1 billion of debt transaction volume in 2006. Fees earned by HFF Securities for discretionary and non-discretionary equity capital raises and other investment banking services are also included with capital markets services revenue in our consolidated statements of income. We recognize origination revenues at the closing of the applicable financing and funding of capital, when such fees are generally collected.

•	Investment sales fees. We earn investment sales fees by acting as a broker for commercial real estate owners seeking to sell a property(ies) or an interest in a property(ies). We recognize investment sales revenues at the close and funding of the sale, when such fees are generally collected.

•	Loan servicing fees. We generate loan servicing fees through the provision of collection, remittance, recordkeeping, reporting and other related loan servicing functions, activities and services. We also earn fees through escrow balances maintained as a result of required reserve accounts and tax and insurance escrows for the loans we service. We recognize loan servicing revenues at the time services are rendered, provided the loans are current and the debt service payments are actually made by the borrowers. We recognize the other fees related to escrows and other activities at the time the fees are paid.

•	Note sale, note sales advisory and other production fees. We generate note sale, note sales advisory and other production fees through assisting our clients in their efforts to sell all or portions of commercial real estate debt notes. We recognize note sale, note sales advisory and other production revenues at the close and funding of the capital to consummate sale, when such fees are generally collected.
     Interest on mortgage notes receivable. We recognize interest income on the accrual basis during the approximately one month holding period based on the contract interest rate in the loan that is to be purchased by Freddie Mac, provided that the debt service is paid by the borrower.
     Other. Our other revenues include expense reimbursements from clients related to out of pocket costs incurred, which reimbursements are considered revenue for accounting purposes.
     A substantial portion of our transactions are success based, with a small percentage including retainer fees (such retainer fees typically being included in a success-based fee upon the closing of a transaction). Transactions that are terminated before completion will sometimes generate breakage fees, which are usually calculated as a set amount or a percentage (which varies by deal size and amount of work done at the time of breakage) of the fee we would have received had the transaction closed. The amount and timing of all of the fees paid vary by the type of transaction and are generally negotiated on a transaction-by-transaction basis.
     Costs and Expenses
     The largest components of our expenses are our operating expenses, which consist of cost of services, personnel expenses not directly attributable to providing services to our clients, occupancy expenses, travel and entertainment expenses, supplies, research and printing expenses and other expenses. For the year ended December 31, 2006, our total operating expenses were approximately $174.9 million. In addition, we incur non-operating expenses relating to interest expense and income tax expense.
     Operating Expenses:
     Cost of Services. The largest portion of our expenses is cost of services. We consider personnel expenses directly attributable to providing services to our clients and certain purchased services to be directly attributable to the generation of our capital markets services revenue, and classify these expenses as cost of services in the combined statements of income. Personnel expenses include employee-related compensation and benefits. Most of our transaction professionals are paid commissions; however, there are some transaction professionals who are initially paid a salary with commissions credited against the salary. Analysts, who support transaction professionals in executing transactions, are paid a salary plus a discretionary bonus, which is usually calculated as a percentage of an analyst bonus pool or as direct bonuses for each transaction, depending on the policy of each regional office. All other employees receive a combination of salary and an incentive bonus based on performance, job function, individual office policy/profitability, and overall corporate profitability.
     Personnel. Personnel expenses include employee-related compensation and benefits that are not directly attributable to providing services to our clients. In addition, personnel expense includes profit participation bonuses in which offices or lines of business that generate profit margins of 14.5% or more are entitled to additional bonuses of 15% of net income from the office. The allocation of the profit participation and how it is shared within the office are determined by the office head with a review by the managing member of HFF Holdings. In 2006, total profit participation bonuses paid were approximately 14% of operating profit before the profit participation bonus.
     Occupancy. Occupancy expenses include rental expenses and other expenses related to our 18 offices nationwide.
     Travel and entertainment. Travel and entertainment expenses include travel and other entertainment expenses incurred in conducting our business activities.
     Supplies, research and printing. Supplies, research and printing expenses represent expenses related to office supplies, market and other research (including expenses relating to our proprietary database) and printing.
     Other. The balance of our operating expenses include costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses. We refer to all of these expenses below as “Other” expenses.
     As a result of our initial public offering, we are no longer a privately-owned company and our costs for such items as insurance, accounting and legal advice will increase substantially relative to our historical costs for such services. We will also incur costs which we have not previously incurred for directors fees, increased directors and officers insurance, investor relations fees, expenses for compliance with the Sarbanes-Oxley Act and new rules implemented by the Securities and Exchange Commission and the New York Stock Exchange, and various other costs of a public company. On an annual basis, we estimate that we will incur costs of more than $3 million per year as a result of becoming a publicly-traded company. Since we have not operated as a public company before, there can be no guarantee that this estimate is accurate and our actual costs may be significantly higher. In addition, we expect to incur substantial one-time costs in meeting the legal and regulatory requirements of a public company, including Section 404 of the Sarbanes-Oxley Act.

     Interest and Other Income:
     Interest and other income consist primarily of interest earned from the investment of our cash and cash equivalents and short-term investments.
     Interest Expense:
     Interest expense represents the interest on our outstanding debt instruments, including indebtedness outstanding under our credit agreement.
     Income Tax Expense:
     We have historically operated as two limited liability companies (HFF Holdings and Holdings Sub), a corporation (Holliday GP) and two limited partnerships (HFF LP and HFF Securities, which two partnerships we refer to collectively as the Operating Partnerships). As a result, our income has been subject to limited U.S. federal corporate income taxes (allocable to Holliday GP), and the remainder of our income and expenses have been passed through and reported on the individual tax returns of the members of HFF Holdings. Income taxes shown on our combined statements of income are attributable to taxes incurred at the state and local level.
     Following our initial public offering, the Operating Partnerships have and will continue to operate in the U.S. as partnerships for U.S. federal income tax purposes. In addition, however, HFF, Inc. is subject to additional entity-level taxes that will be reflected in our consolidated financial statements.
     In accordance with the partnership agreements, we intend to cause the Operating Partnerships to make cash distributions to the holders of partnership units of the Operating Partnerships for purposes of funding their tax obligations in respect of the income of the Operating Partnerships that is allocated to them. Generally, these tax distributions will be computed based on our estimate of the net taxable income of the Operating Partnerships allocable to such holder of partnership units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident of New York, New York (taking into account the nondeductibility of certain expenses and the character of our income). If we had effected the Reorganization Transactions on January 1, 2006, this assumed tax rate for 2006 would have been approximately 46%.
     Minority Interest:
     On a historical basis, we have not reflected any minority interest in our financial results. Following this offering, however, we will record significant minority interest relating to the ownership interest of HFF Holdings in the Operating Partnerships. HoldCo LLC, a wholly-owned subsidiary of HFF, Inc., will own the sole general partner of the Operating Partnerships. Accordingly, although HFF, Inc. will have a minority economic interest in the Operating Partnerships, it will have a majority voting interest and control the management of the Operating Partnerships. The limited partners in the Operating Partnerships do not have kick-out rights or other substantive participating rights. As a result, HFF, Inc. will consolidate the Operating Partnerships and record a minority interest for the economic interest in the Operating Partnerships indirectly held by HFF Holdings.
Results of Operations
     Following is a discussion of our results of operation for the years ended December 31, 2006, 2005 and 2004. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	For the Year
	Ended
	December 31,
	2006		2005		Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$225,242		$203,457		$21,785
Interest on mortgage notes receivable	1,354		412		942
Other	3,101		1,979		1,122

Total revenues	229,697	100%	205,848	100%	23,849	11.6%
Operating expenses
Cost of services	130,708	56.9%	119,106	57.9%	11,602	9.7%
Personnel	13,471	5.9%	14,019	6.8%	(548)	(3.9)%
Occupancy	6,319	2.8%	5,357	2.6%	962	18.0%
Travel and entertainment	5,789	2.5%	5,067	2.5%	722	14.2%
Supplies, research and printing	6,463	2.8%	5,089	2.5%	1,374	27.0%
Other	12,153	5.3%	8,981	4.4%	3,172	35.3%

Total operating expenses	174,903	76.2%	157,619	76.7%	17,284	11.0%

Operating income	54,794	23.8%	48,229	23.3%	6,565	13.6%
Interest and other income	632	NM	274	NM	358	NM
Interest expense	(3,541)	NM	(80)	NM	(3,461)	NM

Income before taxes	51,885	22.6%	48,423	23.5%	3,462	7.1%
Income tax expense	332	NM	288	NM	44	NM

Net income	$51,553	22.5%	$48,135	23.4%	$3,418	7.1%

“NM” = Not Meaningful
     Revenues. Our total revenues were $229.7 million for the year ended December 31, 2006 compared to $205.8 million for the same period in 2005, an increase of $23.9 million, or 11.6%. Revenues increased primarily as a result of increased production.
•	The revenues we generated from capital markets services for the year ended December 31, 2006 increased $21.8 million, or 10.7%, to $225.2 million from $203.5 million for the same period in 2005. The increase is primarily attributable to increased production.

•	The revenues derived from interest on mortgage notes were $1.4 million for the year ended December 31, 2006 compared to $0.4 million for the same period in 2005, an increase of $1.0 million. Revenues increased primarily as a result of increased production of Freddie Mac loans.

•	The other revenues we earned were $3.1 million for the year ended December 31, 2006 compared to $2.0 million for the same period in 2005, an increase of $1.1 million, or 56.7%. Other revenues increased primarily as a result of expense reimbursements on a larger number of transactions with expense reimbursement compared to the number of transactions with expense reimbursement in 2005.
     Total Operating Expenses. Our total operating expenses were $174.9 million for the year ended December 31, 2006 compared to $157.6 million for the same period in 2005, an increase of $17.3 million, or 11.0%. Expenses increased primarily due to commissions on increased production.
•	The costs of services for the year ended December 31, 2006 increased $11.6 million, or 9.7%, to $130.7 million from $119.1 million for the same period in 2005. The increase is most significantly a result of commissions on increased capital markets services provided for clients.

•	Personnel expenses that are not directly attributable to providing services to our clients for the year ended December 31, 2006 decreased $0.5 million, or 3.9%, to $13.5 million from $14.0 million for the same period in 2005. The decrease is primarily related to a lower profit participation payout in 2006.

•	Occupancy, travel and entertainment, and supplies, research and printing expenses for the year ended December 31, 2006 increased $3.1 million, or 19.7%, to $18.6 million compared to the same period in 2005. These increases are primarily due to increased business activity, and additional space occupied, higher rents and new office space.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $12.2 million in the year ended December 31, 2006, an increase of $3.2 million, or 35.3%, versus $9.0 million in the year ended December 31, 2005. This increase is primarily related to costs associated with increased Freddie Mac volume resulting in interest expense on our warehouse line and increased professional fees in relation to the contemplated reorganization transaction.
     Net Income. Our net income for the year ended December 31, 2006 was $51.6 million, an increase of $3.5 million, or 7.1%, versus $48.1 million for the same fiscal period in 2005. We attribute this increase to several factors, with the more significant cause being an increase of operating income of $6.6 million. Other factors included:
•	Interest and other income, partially offsetting the costs we incurred in these periods, increased $0.3 million, to $0.6 million versus $0.3 million earned in the year ended December 31, 2005. This increase is principally attributable to increased cash balances as a result of increased production.

•	The interest expense we incurred in the year ended December 31, 2006 totaled $3.5 million, an increase of $3.4 million from $0.1 million of similar expenses incurred in the year ended December 31, 2005. This increase resulted from the term loan of $60.0 million funded in March 2006.

•	Expenses from income tax were approximately $0.3 million for the years ended December 31, 2006 and 2005.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

	For the Year
	Ended
	December 31,
	2005		2004		Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
			(In thousands, unless percentages)
Revenues
Capital markets services revenue	$203,457		$142,192		$61,265
Interest on mortgage notes receivable	412		—		412
Other	1,979		1,499		480

Total revenues	205,848	100%	143,691	100%	62,157	43.3%
Operating expenses
Cost of services	119,106	57.9%	85,778	59.7%	33,328	38.9%
Personnel	14,019	6.8%	8,882	6.2%	5,137	57.8%
Occupancy	5,357	2.6%	5,047	3.5%	310	6.1%
Travel and entertainment	5,067	2.5%	3,617	2.5%	1,450	40.1%
Supplies, research and printing	5,089	2.5%	2,933	2.0%	2,156	73.5%
Other	8,981	4.4%	7,704	5.4%	1,277	16.6%

Total operating expenses	157,619	76.7%	113,961	79.3%	43,658	38.3%

Operating income	48,229	23.3%	29,730	20.7%	18,499	62.2%
Interest and other income	274	NM	67	NM	207	NM
Interest expense	(80)	NM	(86)	NM	6	NM

Income before taxes	48,423	23.5%	29,711	20.7%	18,712	63.0%
Income tax expense	288	NM	296	NM	(8)	NM

Net income	$48,135	23.4%	$29,415	20.5%	$18,720	63.6%

“NM” = Not Meaningful
     Total Revenues. Our total revenues were $205.8 million for the year ended December 31, 2005 compared to $143.7 million for 2004, an increase of $62.1 million, or 43.3%. Revenues increased primarily as a result of increased business volume across all capital markets services transaction types.
•	The revenues earned from our capital markets services for the year ended December 31, 2005 increased $61.3 million, or 43.1%, to $203.5 million from $142.2 million for the year ended December 31, 2004. The increase resulted from a number of factors, most significantly an increase in number of transactions as well as higher fees per transaction professional and an increase in the number of transaction professionals, a larger servicing portfolio and an increased focus on certain revenue sources that were not previously a main focus for the company including service fees from CMBS loans and expanding activity of HFF Securities.

•	The revenues derived from interest on mortgage notes receivable were $0.4 million for the year ended December 31, 2005. No such revenue was recorded in 2004. We earn interest on mortgage notes receivable in connection with our loan servicing business and our participation in Freddie Mac’s Program Plus Seller Servicer program. HFF LP qualified for this program in December 2004; accordingly, we did not begin earning revenue derived from this program until 2005.

•	Our other revenues increased $0.5 million to $2.0 million for the year ended December 31, 2005 compared with $1.5 million in 2004. Other revenues increased primarily as a result of expense reimbursements on a larger number of transactions.
     Total Operating Expenses. Our total operating expenses were $157.6 million for the year ended December 31, 2005 compared to $114.0 million for the same period in 2004, an increase of $43.6 million, or 38.3%. Expenses increased primarily due to a $33.3 million increase in employee-compensation related costs of services and certain purchased services directly attributable to the generation of capital markets services revenue, a $5.1 million increase in personnel expenses, a $0.3 million increase in occupancy expenses, a $1.5 million increase in travel and entertainment expenses and a $2.2 million increase in expenses related to supplies, research and printing.
•	Our cost of services for the year ended December 31, 2005 was $119.1 million, which represented a $33.3 million, or 38.9%, increase over $85.8 million in similar expenses incurred in 2004. We attribute this increase primarily to increased commissions we paid in 2005, which increase was directly attributable to our increased capital markets services revenue.

•	Personnel expenses for 2005 increased $5.1 million, or 57.8%, to $14.0 million from $8.9 million for the year ended December 31, 2004. The increase was primarily a result of an increase in the profit participation bonus that is calculated based on the net income of each office.

•	Our occupancy expenses were $5.4 million for 2005, which represented an increase of $0.3 million, or 6.1%, from $5.1 million in 2004. The primary reason for this increase was an increase in office space and operating leases to support our growth and expansion in several locations. Our travel and entertainment expenses increased $1.5 million, or 40.1%, to $5.1 million in 2005 from $3.6 million in 2004, while our supply, research and printing expenses increased $2.2, or 73.5% to $5.1 million for the year ended 2005 compared with $2.9 million in 2004.

•	Other expenses were $9.0 million in the year ended December 31, 2005, an increase of $1.3 million, or 16.6%, versus $7.7 million in 2004. This increase was most significantly attributable to an increase of our occupancy, depreciation and amortization expenses.
     Net Income. Our net income increased $18.7 million, or 63.6%, to $48.1 million for the year ended December 31, 2005 versus $29.4 million in 2004. The primary reason underlying this increase was a $18.5 million increase in operating income, which was principally driven by increased business volume. Less significant factors included:
•	Interest and other income increased $0.2 million to $0.3 million in the year ended 2005 compared with $0.1 million in 2004. This increase primarily arose as a consequence of higher cash balances resulting from increased net income.

•	Our interest expense incurred in each of 2005 and 2004 equaled $0.1 million.

•	Income tax expense incurred in each of 2005 and 2004 equaled $0.3 million.

Cash Flows
     Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of distributions to members of HFF Holdings and payment of commissions and bonuses to employees.
  2006
     Cash and cash equivalents decreased $5.5 million in the year ended December 31, 2006. Net cash of $64.0 million was used in operating activities, primarily resulting from a $111.0 million increase in mortgage notes receivable partially offset by $51.6 million from net income. Cash of $2.6 million was used for investing in property and equipment. Financing activities provided $61.1 million of cash primarily due to a $111.0 million increase on our warehousing line of credit and borrowings under our credit agreement of $60.0 million, which was partially offset by distributions to HFF Holdings of $105.0 million.
  2005
     Cash and cash equivalents increased $0.1 million in the year ended December 31, 2005. Operating activities provided $38.4 million, primarily resulting from $48.1 million in net income partially offset by a $14.7 million increase in mortgage notes receivable. Cash of $1.5 million was used to invest in property and equipment. Financing activities used $36.8 million of cash primarily as a result of distributions to HFF Holdings of $51.4 million, which was partially offset by borrowing in 2005 of $14.7 million under our warehouse line of credit.
  2004
     Cash and cash equivalents decreased $9.7 million in the twelve month period ended December 31, 2004. Cash of $33.4 million was provided by operating activities primarily due to $29.4 million from net income. Investing activities used $1.6 million to purchase property and equipment. Net cash used in financing activities was $41.5 million which was primarily related to distributions to HFF Holdings of $41.2 million.
Liquidity and Capital Resources
     Our current assets typically have consisted primarily of cash and accounts receivable in relation to earned transaction fees. Our liabilities have typically consisted of accounts payable and accrued compensation.
     Cash distributions to HFF Holdings were generally made two times each year, although approximately 75% to 90% of the anticipated total annual distribution was distributed to HFF Holdings each January. Therefore, levels of cash on hand decrease significantly after the January distribution of cash to HFF Holdings, and gradually increase until year end. As a result of the offering, we will no longer make distributions as described above. Following the offering and in accordance with the Operating Partnerships’ partnership agreements, we intend to cause the Operating Partnerships to make distribution to its partners, including HFF, Inc., in an amount sufficient to cover all applicable taxes payable by the members of HFF Holdings and by us and to cover dividends, if any, declared by the board of directors.
     Over the twelve month period ended December 31, 2006, we generated approximately $47.0 million of cash from operations, excluding the funding of Freddie Mac loan closings discussed below. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the year ended December 31, 2006, we incurred approximately $174.9 million in total operating expenses. The majority of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the year ended December 31, 2006, approximately 66% of our operating expenses were variable expenses. Our liquidity needs related to our long term obligations are primarily related to our facility leases and long-term debt obligations. In connection with our initial public offering, we paid off the entire balance of our credit facility of $56.3 million and entered into a new credit facility that provides us with a $40.0 million line of credit. We believe that cash flows from operating activities will be sufficient to satisfy our long-term obligations. For the year ended December 31, 2006, we incurred approximately $6.3 million in occupancy expenses and approximately $3.5 million in interest expense.

     Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. Assuming current conditions remain unchanged and our pipeline remains strong. We believe that cash flows from operating activities should be sufficient for us to fund our current obligations for the next 12 months and beyond. In addition, we maintain and intend to continue to maintain lines of credit that can be utilized should the need arise. In the course of the past several years, we have entered into financing arrangements designed to strengthen our liquidity. Our current principal financing arrangements are described below.
     On March 29, 2006, we entered into an $80.0 million credit agreement with Bank of America, N.A. that matures on March 29, 2010, subject to our option to extend the maturity date an additional 12 months upon the satisfaction of certain conditions set forth in the credit agreement. The agreement consisted of a senior secured term loan facility in an aggregate amount of $60.0 million and a senior secured revolving credit facility in an aggregate amount of $20.0 million. Borrowings under the credit agreement accrued interest at the applicable thirty-day London Interbank Offered Rate, or LIBOR (5.33% at December 31, 2006), plus 250 basis points. We recognized approximately $1 million of debt issuance cost and $3.5 million of interest expense for the twelve months ended December 31, 2006. The proceeds from this term loan facility borrowings have been used for distribution payments to the members of HFF Holdings and for working capital purposes. As a result of the initial public offering, all amounts outstanding under this facility, including the $20.0 million line of credit, became immediately due and payable upon the offering. A portion of the proceeds received from HFF Holdings from the initial public offering was used to repay all outstanding borrowing under the term loan facility and the revolving credit facility. We then entered into a new credit facility with Bank of America, N.A. for a new $40 million line of credit that was put in place contemporaneously with the consummation of the initial public offering. We believe that our results from operations plus our new revolver of $40.0 million are sufficient to meet our working capital needs.
     In 2005, we entered into an uncommitted financing arrangement with Red Mortgage Capital, Inc. to fund our Freddie Mac loan closings. Pursuant to this arrangement, Red Mortgage Capital funds multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. Red Mortgage Capital documents each funding with standard agreements, including a Letter Agreement Regarding Participation Interest, a Participation and Servicing Agreement and a Participation Certificate. Each of these documents generally remains unchanged from transaction to transaction with the exception of the exhibit which outlines the specific terms of the loan. As of December 31, 2006, we had outstanding borrowing of $125.7 million under this arrangement and a corresponding amount of mortgage notes receivable. Borrowings under this arrangement generally bear interest at the thirty day LIBOR rate plus 75 basis points, although rates may be negotiated to a lower amount if the rate associated with the underlying Freddie Mac loan does not cover the rate charged by Red Capital on the warehouse line of credit. Although we intend to maintain this arrangement, we cannot guarantee that we will be able to do so. In the event we are not able to secure a warehouse line of credit for our Freddie Mac loan closings, we will cease originating Freddie Mac loans until we have an available warehouse line of credit. We are also paid interest on our loan secured by a multifamily loan at the interest rate set forth in the Freddie Mac note.
     We regularly monitor our liquidity position, including cash levels, credit lines, interest and payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. We maintain a line of credit under our revolving credit facility in excess of anticipated liquidity requirements. As of December 31, 2006, we had $20 million in undrawn line of credit available to us under our credit agreement with Bank of America, N.A. This facility provides us with the ability to meet short-term cash flow needs resulting from our various business activities. If this facility proves to be insufficient or unavailable to us, we would seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining such additional financing on acceptable terms or at all. In addition, we entered into a tax receivable agreement with HFF Holdings that will provide for the payment by us to HFF Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of these increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement.

Critical Accounting Policies; Use of Estimates
     We prepare our financial statements in accordance with U.S. generally accepted accounting principles. In applying many of these accounting principles, we need to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and they and our actual results may change negatively based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. See the notes to our consolidated financial statements for a summary of our significant accounting policies.
     Goodwill. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the fair value of the Company. In determining the fair value of the Company for purposes of evaluating goodwill for impairment, we utilize a valuation multiple approach. In applying this approach, we use recent historical EBITDA amounts and multiply by EBITDA multiples observed in transactions in the market. We utilize judgment in determining which market transactions best represent our Company and the mix of our revenue streams. We evaluate goodwill for impairment at the reporting unit level, which is the financial statements of HFF LP. Based on HFF LP’s EBITDA levels as of December 31, 2006 and the results of recent transactions in the market, HFF LP’s twelve-month rolling EBITDA could decrease by more than $50 million before our estimated fair value of the Company would be lower than the book value of the Company. Goodwill is considered impaired if the recorded book value of goodwill exceeds the implied fair value of goodwill as determined under this valuation technique. We use our best judgment and information available to us at the time to perform this review. Because our assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ.
     Intangible Assets. Our intangible assets primarily include servicing rights under agreements with third party lenders and deferred financing costs. Servicing rights are recorded at the lower of cost or market. Management makes certain judgments and estimates in determining the fair value of servicing rights. These judgments and estimates include prepayment levels of the underlying mortgages, the income margin expected to be realized by the Company and the discount rate. The prepayment level is the most important factor affecting the value of the servicing rights. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of December 31, 2006, the fair value and net book value of the servicing rights were $2.8 million and $2.4 million, respectively. A 10% and 20% increase in the level of assumed prepayments would decrease the estimated fair value of the servicing rights by 35% and 49%, respectively. A 10% and 20% decrease in the estimated net income margin of the servicing business would decrease the estimated fair value of the servicing rights by 29% and 37%, respectively. A 10% and 20% increase in the discount rate would decrease the estimated fair value of the servicing rights by 25% and 29%, respectively. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized over their estimated useful life using a method of amortization that reflects the pattern of economic benefit, which results in an accelerated level of amortization over eight years. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.
     Leases. The Company leases all of its facilities under operating lease agreements. These lease agreements typically contain tenant improvement allowances and rent holidays. In instances where one or more of these items are included in a lease agreement, the Company records these allowances as a leasehold improvement asset, included in property and equipment, net in the consolidated balance sheet, and a related deferred rent liability and amortizes these items on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense and a reduction to rent expense, respectively. Lease agreements sometimes contain rent escalation clauses, which are recognized on a straight-line basis over the life of the lease in accordance with SFAS No. 13, Accounting for Leases. Lease terms generally range from two to ten years. Before entering into a lease, an analysis is performed to determine whether a lease should be classified as a capital or an operating lease according to SFAS No. 13, as amended.
Certain Information Concerning Off-Balance Sheet Arrangements
     We do not currently invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our combined financial statements.
Contractual and Other Cash Obligations
The following table summarizes our contractual and other cash obligations at December 31, 2006:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt	$56,250	$56,250	$—	$—	$—
Capital lease obligations	234	143	86	5	—
Operating lease obligations	28,662	4,754	8,746	6,749	8,413
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—

Total contractual obligations	$85,146	$61,147	$8,832	$6,754	$8,413

Seasonality
     Our capital markets services revenue are seasonal, which can affect an investor’s ability to compare our financial condition and results of operation on a quarter-by-quarter basis. Historically, this seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. The concentration of earnings and cash flows in the last six months of the year is due to an industry-wide focus of clients to complete transactions towards the end of the calendar year.
Effect of Inflation
     Inflation will significantly affect our compensation costs, particularly those not directly tied to our transaction professionals’ compensation, due to factors such as increased costs of capital. The rise of inflation could also significantly and adversely affect certain of expenses, such as debt service costs, information technology and occupancy costs. To the extent that inflation results in rising interest rates and has other effects upon the commercial real estate markets in which we operate and, to a lesser extent, the securities markets, it may affect our financial position and results of operations by reducing the demand for commercial real estate and related services which could have a material adverse effect on our financial condition. See “Risk Factors — General Economic Conditions and Commercial Real Estate Market Conditions.”
Recent Accounting Pronouncements
     SFAS 123(R). On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2003), Share-Based Payment, or SFAS 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of income based on their fair values. Pro forma disclosure is no longer an option. We have operated as a series of partnerships and limited liability companies and have not historically issued stock-based compensation awards. The Company adopted SFAS 123(R) on January 1, 2006, using the modified prospective method. The impact of adopting SFAS 123(R) will depend on the nature and level of share-based awards granted in the future.
     SFAS 154. In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, or SFAS 154. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB SFAS No. 3, Reporting Accounting Charges in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors beginning July 1, 2005. The Company adopted SFAS 154 on January 1, 2006. The adoption of SFAS 154 did not have a material effect on the Company’s consolidated financial condition or result of operations.
     SFAS 156. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140,” or SFAS 156. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract, regardless of whether explicit consideration is exchanged. The statement also permits a company to choose to either subsequently measure servicing rights at fair value and to report changes in fair value in earnings, or to retain the amortized method whereby servicing rights are recorded at the lower of cost or fair value and are amortized over their expected life, including servicing contracts with no recorded value. The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. The Company plans to retain the amortization method upon adoption of FAS 156, but will begin recognizing the fair value of servicing assets and liabilities on any new servicing contracts involving no consideration acquired after January 1, 2007. The impact of adopting this provision of FAS 156 will likely be material to the Company’s financial condition and results of operations and will depend on the volume and timing of servicing received after January 1, 2007.
     SFAS 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157 or Statement). The Statement was issued to define fair value, establish a framework for measuring fair value in generally accepted accounting principles (GAAP), and to expand fair value disclosure requirements. Prior to issuance of this Statement, different definitions of fair value existed within GAAP, and there was limited guidance available on applying existing fair value definitions. The Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Prior to adoption, we will evaluate the impact of adopting SFAS 157 on our consolidated financial statements.
     FIN 48. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. We will adopt FIN 48 for the first quarter ended March 31, 2007. We are currently assessing the impact the adoption of FIN 48 will have on our financial position and results of operations.
Recent Developments
     In connection with our initial public offering, in February 2007, we entered into an amended and restated credit agreement with Bank of America, N.A.. This credit agreement consists of a revolving credit facility in the maximum principal amount of $40.0 million. Borrowings under the credit agreement bear interest at (a) the applicable London Interbank Offered Rate, or LIBOR rate (for interest periods of one, two, three, six or twelve months) plus (b) the applicable margin of 200 basis points, 175 basis points or 150 basis points (such margin is determined from time to time in accordance with the credit agreement, based on our then applicable consolidated leverage ratio). We may also elect, subject to the terms of the credit agreement, to cause borrowings to accrue interest at the Base Rate, which is equal to the greater of (i) the federal funds rate plus 50 basis points or (ii) the prime rate, as determined pursuant to the credit agreement, plus 150 basis points. As of March 9, 2007, we had no borrowings under our revolving credit facility. The credit agreement matures on April 5, 2010, subject to our option to extend the maturity date an additional twelve months upon the satisfaction of certain conditions set forth in the credit agreement.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Due to the nature of our business and the manner in which we conduct our operations, in particular that our financial instruments which are exposed to concentrations of credit risk consist primarily of short-term cash investments, we believe we do not face any material interest rate risk, foreign currency exchange rate risk, equity price risk or other market risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HFF, Inc.
We have audited the accompanying statement of financial condition of HFF, Inc. as of December 31, 2006. This statement of financial condition is the responsibility of the Company’s management. Our responsibility is to express an opinion on this statement of financial condition based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of financial condition is free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement of financial condition, assessing the accounting principles used and significant estimates made by management, and evaluating the overall statement of financial condition presentation. We believe that our audit of the statement of financial condition provides a reasonable basis for our opinion.
In our opinion, the statement of financial condition referred to above presents fairly, in all material respects, the financial position of HFF, Inc. as of December 31, 2006, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
March 8, 2007

HFF, Inc.
Statement of Financial Condition
As of December 31, 2006

Assets — Cash	$1

Stockholder’s Equity:

Class A Common Stock, par value $.01 per share, 1,000 shares authorized 1 share issued and outstanding	$—
Additional Paid in Capital	1

Total Stockholder’s Equity	$1

     See accompanying notes.

HFF, Inc
Notes to Statement of Financial Condition
NOTES TO STATEMENT OF FINANCIAL CONDITION
1. Organization
HFF, Inc., a Delaware corporation, was formed in November 2006 in connection with a proposed initial public offering of its Class A common stock (the “Offering”). HFF, Inc. has not engaged in any business or other activities except in connection with its formation.
As a result of a reorganization into a holding company structure to be effected simultaneously with the Offering, HFF, Inc. will become a holding company through a series of transactions pursuant to a sale and purchase agreement. Upon consummation of the Offering and reorganization, HFF, Inc.’s sole assets will be, through its wholly-owned subsidiary HFF Partnership Holdings LLC, a Delaware limited liability company (“HoldCo LLC”), partnership interests in Holliday Fenoglio Fowler, L.P., a Texas limited partnership (“HFF LP”) and HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”) and all of the shares of Holliday GP Corp., a Delaware corporation and the sole general partner of each of the Operating Partnerships (“Holliday GP”).
As the controlling owner of Holliday GP, the sole general partner of the Operating Partnerships, HFF, Inc. will operate and control all of the business and affairs of the Operating Partnerships and continue to conduct the business now conducted by the Operating Partnerships, acting as a financial intermediary and advisor in the commercial real estate industry, and engaging in debt, private equity, and structured financing placements, as well as investment sales, note sales, and loan servicing out of offices in 18 cities nationwide. The “Company,” as used in Note 4 below, refers to HFF, Inc., the newly formed Delaware corporation and its consolidated subsidiaries, after giving effect to the reorganization transactions.
HFF, Inc. will consolidate the financial results of the Operating Partnerships and the ownership interest of HFF Holdings in the Operating Partnerships will be treated as a minority interest in HFF, Inc.’s consolidated financial statements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The statement of financial condition has been prepared in accordance with accounting principles generally accepted in the United States. Separate statements of income, changes in stockholders’ equity and cash flows have not been presented in the financial statements because there have been no activities of this entity.

HFF, Inc.
Notes to Statement of Financial Position (continued)
3. Stockholders’ Equity
HFF, Inc. is authorized to issue 1,000 shares of Class A common stock, $.01 par value per share. HFF, Inc. has issued one share of Class A common stock in exchange for $1.00.
4. Subsequent Events
On November 9, 2006, HFF, Inc. filed a registration statement on Form S-1 with the United States Securities and Exchange Commission (the “SEC”) relating to a proposed underwritten initial public offering of 14,300,000 shares of Class A common stock of HFF, Inc. On January 30, 2007, the SEC declared the registration statement on Form S-1 effective and the Company priced 14,300,000 shares for the initial public offering at a price of $18.00 per share. On January 31, 2007, the Company’s common stock began trading on the New York Stock Exchange under the symbol “HF.”
On February 5, 2007, the Company closed its initial public offering of 14,300,000 shares of common stock. Net proceeds from the sale of the stock were $235.7 million, net of $18.0 million of underwriting commissions and $3.7 million of offering expenses. The proceeds of the public offering were used to purchase from HFF Holdings all of the shares of Holliday GP and purchase from HFF Holdings partnership units representing approximately 39% of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP). HFF Holdings used approximately $56.3 million of its proceeds to repay all outstanding indebtedness under HFF LP’s credit agreement. Accordingly the Company did not retain any of the proceeds from this offering.
On February 22, 2007, the underwriters exercised their option to purchase an additional 2,145,000 shares of Class A common stock (15% of original issuance) at $18.00 per share. Net proceeds of the overallotment were $35.9 million, net of $2.7 million of underwriting commissions and other expenses. These proceeds were used to purchase HFF Holdings partnership units representing approximately 6.0% of each of the Operating Partnerships.
In addition to cash received for its sale of all of the shares of Holliday GP and approximately 45% of partnership units of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP), HFF Holdings also received an exchange right that will permit HFF Holdings to exchange interests in the Operating Partnerships for shares of (i) HFF, Inc.’s Class A common stock (the “Exchange Right”) and (ii) rights under a tax receivable agreement between HFF, Inc. and HFF Holdings (the “TRA”).
As a result of the offering, HFF Holdings beneficially owns 20,355,000 partnership units in each of the Operating Partnerships. Pursuant to the terms of HFF, Inc.’s amended and restated certificate of incorporation, HFF Holdings could from time to time exchange its partnership units

HFF, Inc.
Notes to Statement of Financial Position (continued)
in the Operating Partnerships for shares of the Company’s Class A common stock on the basis of two partnership units, one of each Operating Partnership, for one share of Class A common stock, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The following table reflects HFF Holdings’ right to exchange its partnership units in the Operating Partnerships for shares of the Company’s Class A common stock pursuant to contractual provisions in the HFF Holdings Operating Agreement. However, these contractual provisions may be waived, amended or terminated by a vote of the members holding 65% of the interests of HFF Holdings following consultation with the board of directors.

		Percentage of HFF
	Number of	Holdings’ Partnership
	Additional Shares	Units in the
	of Class A Common	Operating
	Stock Expected to	Partnerships
	Become Available	Becoming Eligible
Anniversary of the Offering	for Exchange	for Exchange
Second	5,088,750	25%
Third	5,088,750	25%
Fourth	5,088,750	25%
Fifth	5,088,750	25%

Total	20,355,000	100%

HFF Holdings was issued one share of the Company’s Class B common stock. Class B common stock has no economic rights but will entitle the holder to a number of votes that is equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships as of the relevant record date for the HFF, Inc. stockholder action are exchangeable.
HFF LP and HFF Securities intend to have an election under Section 754 of the Internal Revenue Code effective for 2007 and for each taxable year in which an exchange of partnership units for shares occurs. The initial sale is expected to produce (and later exchanges may produce) increases to the tax basis of the assets owned by HFF LP and HFF Securities at the time of the initial public offering (and at the time of each exchange of partnership units). These anticipated increases in tax basis would be allocated to the Company and would likely reduce the amount of tax that the Company would otherwise be required to pay in the future. HFF, Inc. entered into a tax receivable agreement with HFF Holdings that provides for the payment by HFF, Inc. to HFF Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later

HFF, Inc.
Notes to Statement of Financial Position (continued)
exchanges and had the Company not entered into the tax receivable agreement. The term of the tax receivable agreement commences upon consummation of the offering and will continue until all such tax benefits have been utilized or expired, including the tax benefits derived from future exchanges. While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company expects that the payments that may be made to HFF Holdings will be substantial. Assuming no material changes in the relevant tax law and that the Company earns significant taxable income to realize the full tax benefit of the increased amortization of its assets, the Company expects that future payments to HFF Holdings in respect of the initial sale and the overallotment to aggregate approximately $127.0 million and range from approximately $5.0 million to $14.0 million per year over the next 15 years. Future payments to HFF Holdings in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial. The payments under the tax receivable agreement are not conditioned upon HFF Holdings’ or its affiliates’ continued ownership of the Company.
The Company will account for the income tax effects and corresponding tax receivable agreement effects as a result of the initial purchase and the sale of units of the Operating Partnerships in connection with the reorganization transactions and future exchanges of Operating Partnership units for the Company’s Class A shares by recognizing an increase in its deferred tax asset for the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships, based on enacted tax rates at the date of the transaction, less any tax valuation allowance the Company believes is required if the Company evaluates it is more likely than not that it will realize the benefit represented by the deferred tax asset, and the Company will record 85% of the estimated amount of the increase in deferred tax assets, net of any valuation allowance, as a liability to HFF Holdings under the tax receivable agreement and the remaining 15% of the increase in deferred tax assets directly in additional paid-in capital in stockholders’ equity. All of the effects of changes in any of the Company’s estimates after the date of any exchange will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.
Prior to the effective date of the offering, the sole Stockholder of HFF, Inc. and the Board of Directors adopted the HFF, Inc., 2006 Omnibus Incentive Compensation Plan (the “Plan”). Upon the effective date of the registration statement, grants were awarded under the Plan to certain employees and the Board of Directors. The Plan imposes limits on the awards that may be made to any individual during a calendar year. The number of shares available for awards under the terms of the Plan is 3,500,000 (subject to stock splits, stock dividends and similar transactions).

HFF, Inc.
Notes to Statement of Financial Position (continued)
4. Subsequent Event (continued)
On February 5, 2007, HFF LP entered into an Amended and Restated Credit Agreement with Bank of America, N.A. (Amended Credit Agreement). The Amended Credit Agreement is comprised of a $40.0 million revolving credit facility, which replaced The New Credit Agreement mentioned in note 5. The Amended Credit Agreement matures on February 5, 2010 and may be extended for one year based on certain conditions as defined in the agreement.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HFF, Inc.
We have audited the accompanying combined balance sheets as of December 31, 2006 and 2005, of HFF, Inc., Holliday GP Corp., Holliday Fenoglio Fowler, L.P. and HFF Securities L.P. (the Combined Companies) and the related combined statements of income, stockholders’ equity/partners’ capital (deficiency), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Combined Companies’ management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Combined Companies’ internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Combined Companies’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1, the combined financial statements reflect the financial position and results of operations and cash flows as if the Combined Companies were combined for all periods presented.
In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position at December 31, 2006 and 2005, of the Combined Companies and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
March 8, 2007

HFF, Inc.
Combined Balance Sheets
(Dollars In Thousands)

	December 31
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$3,345	$8,836
Restricted cash (Note 5)	2,440	389
Accounts receivable	2,508	921
Receivable from affiliate (Note 12)	3,003	468
Mortgage notes receivable (Note 6)	125,700	14,700
Prepaid expenses and other current assets	4,533	1,671

Total current assets	141,529	26,985

Property and equipment, net (Note 3)	5,040	4,276
Goodwill	3,712	3,712
Intangible assets, net (Note 4)	3,293	2,889
Other noncurrent assets	728	768

	$154,302	$38,630

Liabilities and stockholders’ equity/partners’ capital:
Current liabilities:
Current portion of long-term debt (Note 5)	$56,393	$122
Warehouse line of credit (Note 6)	125,700	14,700
Accrued compensation and related taxes	10,836	10,800
Accounts payable	856	330
Other current liabilities	2,162	905

Total current liabilities	195,947	26,857

Deferred rent credit	2,404	2,366
Other long-term liabilities	178	148
Long-term debt, less current portion (Note 5)	91	150

Total liabilities	198,620	29,521

Stockholders’ equity/partners’ capital:
Class A common stock, par value $0.01 per share, 1,000 shares authorized, 1 share outstanding	—	—
Partners’ capital (deficiency)	(44,318)	9,109

Total stockholders’ equity/partners’ capital (deficiency)	(44,318)	9,109

	$154,302	$38,630

See accompanying notes.

HFF, Inc.
Combined Statements of Income
(Dollars In Thousands)

	Years Ending December 31,
	2006	2005	2004

Revenues
Capital markets services revenue	$225,242	$203,457	$142,192
Interest on mortgage notes receivable	1,354	412	—
Other	3,101	1,979	1,499

	229,697	205,848	143,691

Expenses
Cost of services	130,708	119,106	85,778
Personnel	13,471	14,019	8,882
Occupancy	6,319	5,357	5,047
Travel and entertainment	5,789	5,067	3,617
Supplies, research, and printing	6,463	5,089	2,933
Insurance	1,457	1,459	1,046
Professional fees	2,023	1,101	807
Depreciation and amortization	2,806	2,595	2,466
Interest on warehouse line of credit	1,375	409	—
Other operating	4,492	3,417	3,385

	174,903	157,619	113,961

Operating income	54,794	48,229	29,730

Interest and other income	632	274	67

Interest expense	(3,541)	(80)	(86)

Income before taxes	51,885	48,423	29,711

Income tax expense	332	288	296

Net income	$51,553	$48,135	$29,415

See accompanying notes.

HFF, Inc.
Combined Statements of Stockholders’ Equity/Partners’ Capital (Deficiency)
(Dollars In Thousands, except share data)

	Common Stock		Partners’
	Shares	Amount	Capital	Total

Stockholders’ equity/partners’ capital, December 31, 2003	—	$—	$24,156	$24,156

Net income	—	—	29,415	29,415
Distributions	—	—	(41,199)	(41,199)

Stockholders’ equity/partners’ capital, December 31, 2004	—	—	12,372	12,372
Net income	—	—	48,135	48,135
Distributions	—	—	(51,398)	(51,398)

Stockholders’ equity/partners’ capital, December 31, 2005	—	—	9,109	9,109

Issuance of class A common stock	1	—	—	—

Net income	—	—	51,553	51,553
Distributions	—	—	(104,980)	(104,980)

Stockholders’ equity/partners’ capital (deficiency), December 31, 2006	1	$—	$(44,318)	$(44,318)

See accompanying notes.

HFF, Inc.
Combined Statements of Cash Flows
(Dollars In Thousands)

	Year Ended December 31
	2006	2005	2004

Operating activities
Net income	$51,553	$48,135	$29,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Property and equipment	1,728	1,611	1,352
Intangibles	1,078	984	1,114
(Gain) loss on sale or disposition of assets	(507)	(140)	28
Purchase of NASD license	—	—	(100)
Increase (decrease) in cash from changes in:
Restricted cash	(2,051)	392	(244)
Accounts receivable	(1,587)	(721)	944
Receivable from affiliate	(2,535)	567	160
Mortgage notes receivable	(111,000)	(14,700)	—
Prepaid expenses and other current assets	(2,862)	(569)	(684)
Other noncurrent assets	40	(449)	(230)
Accrued compensation and related taxes	36	2,935	985
Accounts payable	526	25	7
Other accrued liabilities	1,257	466	(25)
Other long-term liabilities	290	(162)	654

Net cash (used) provided by operating activities	(64,034)	38,374	33,376

Investing activities
Purchases of property and equipment	(2,624)	(1,447)	(1,646)

Net cash used in investing activities	(2,624)	(1,447)	(1,646)

Financing activities
Net borrowings on warehouse line of credit	111,000	14,700	—
Borrowings on long-term debt	60,000	—	—
Payments on long-term debt	(3,878)	(86)	(274)
Deferred financing costs	(975)	(14)	—
Partners’ distributions	(104,980)	(51,398)	(41,199)

Net cash provided by (used) in financing activities	61,167	(36,798)	(41,473)

Net (decrease) increase in cash	(5,491)	129	(9,743)
Cash and cash equivalents, beginning of period	8,836	8,707	18,450

Cash and cash equivalents, end of period	$3,345	$8,836	$8,707

HFF, Inc.
Combined Statements of Cash Flows — continued
(Dollars In Thousands)

	Years Ended December 31
	2006	2005	2004

Supplemental disclosure of cash flow information
Cash paid for income taxes	$362	$288	$296

Cash paid for interest	$4,442	$444	$86

Supplemental disclosure of non-cash financing activities
Property acquired under capital leases	$90	$89	$28

See accompanying notes.

HFF, Inc.
Notes to Combined Financial Statements
1. Organization
HFF, Inc., a Delaware corporation, was formed in November 2006 in connection with a proposed initial public offering of its Class A common stock (the “Offering”). HFF, Inc. has not engaged in any business or other activities except in connection with its formation.
As a result of the reorganization into a holding company structure in connection with the Offering, HFF, Inc. became a holding company through a series of transactions pursuant to a sale and purchase agreement. Pursuant to the Offering and reorganization, HFF, Inc.’s sole assets are through its wholly-owned subsidiary HFF Partnership Holdings, LLC, a Delaware limited liability company, partnership interests in Holliday Fenoglio Fowler, L.P. a Texas limited partnership (“HFF LP”) and HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”) and all of the shares of Holliday GP Corp., a Delaware corporation and the sole general partner of each of the Operating Partnerships (“Holliday GP”).
HFF, Inc., through its Operating Partnerships, is a financial intermediary and advisor in the commercial real estate industry, and engages in debt, private equity, and structured financing placements, as well as investment sales, note sales, and loan servicing in 18 major cities nationwide.
HFF LP was acquired on June 16, 2003 and accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No, 141, Business Combinations (SFAS No. 141). The total purchase price of $8.8 million was allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition.
During 2004, HFF LP and Holliday GP formed HFF Securities. HFF Securities is a broker-dealer that performs private placements of securities by raising equity capital from institutional investors for discretionary, commingled real estate funds to execute real estate acquisitions, recapitalizations, developments, debt investments, and other real estate-related strategies. HFF Securities may also provide other investment banking and advisory services on various project or entity-level strategic assignments such as mergers and acquisitions, sales and divestitures, recapitalizations and restructurings, privatizations, management buyouts, and arranging joint ventures for specific real estate strategies.
The reorganization transaction is being treated, for financial reporting purposes, as a reorganization of entities under common control. As such, these financial statements present the combined financial position and results of operations as if HFF, Inc., Holliday GP and the Operating Partnerships (collectively referred to as the Company) were combined for all periods presented.

HFF, Inc.
Notes to Combined Financial Statements (continued)
1. Organization (continued)
Distributions
Distributions of distributable cash flow (as defined) are made upon approval of the Operating Committee. Such distributions generally must be made to members first to the extent of unpaid cumulative preferred returns (15% per year) on the initial capital contribution, and second in proportion to their respective percentage interests.
2. Summary of Significant Accounting Policies
Combination
The combined financial statements reflect the financial position and results of operations as if HFF, Inc., Holliday GP, HFF LP, and HFF Securities were combined for all periods presented. All intercompany accounts have been eliminated.
Concentrations of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company places its cash with financial institutions in amounts which at times exceed the FDIC insurance limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and in bank accounts, and short-term investments with original maturities of three months or less.

HFF, Inc.
Notes to Combined Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)
Revenue Recognition
Capital markets services revenues consist of origination fees, investment sale fees, note sale fees, placement fees, and servicing fees. Origination fees are earned for the placement of debt, equity, or structured financing for real estate transactions. Investment sales and note sales fees are earned for brokering sales of real estate and/or notes. Placement fees are earned by HFF Securities for discretionary and nondiscretionary equity capital raises and other investment banking services. These fees are negotiated between the Company and its clients, generally on a case-by-case basis and are recognized and generally collected at the closing and the funding of the transaction. The Company’s fee agreements do not include terms or conditions that require the Company to perform any service or fulfill any obligation once the transaction closes and revenue is recognized. Servicing fees are compensation for providing collection, remittance, recordkeeping, reporting, and other services for either lenders or borrowers on mortgages placed with third-party lenders. Servicing fees are recognized when cash is collected as these fees are contingent upon the borrower making its payments on the loan.
Certain of the Company’s fee agreements provide for reimbursement of employee-related costs which the Company recognizes as revenue. In accordance with EITF 00-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, certain reimbursements received from clients for out-of-pocket expenses are characterized as revenue in the statement of income rather than as a reduction of expenses incurred. Since the Company is the primary obligor, has supplied discretion, and bears the credit risk for such expenses, the Company records reimbursement revenue for such out-of-pocket expenses. Reimbursement revenue is recognized when the fees for the related transaction are collected at the closing of the transaction. Reimbursement revenue is classified as other revenue in the combined statement of income.
Mortgage Notes Receivable
The Company is qualified with the Federal Home Loan Mortgage Corporation (Freddie Mac) as a Freddie Mac Multifamily Program Plus® Seller/Servicer. Under this Program, the Company originates mortgages based on commitments from Freddie Mac, and then sells the loans to Freddie Mac approximately one month following the loan originations. The Company recognizes interest income on the accrual basis during this holding period based on the contract interest rate in the loan that will be purchased by Freddie Mac.

HFF, Inc.
Notes to Combined Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)
The loans are initially recorded and then subsequently sold to Freddie Mac at the Company’s cost. The Company monitors the market value of these loans for declines in value from the origination date to the sale date. Based on the Company’s evaluation, no valuation allowance for lower of cost or market adjustments was necessary as of December 31, 2006 and 2005.
Freddie Mac requires HFF LP to meet minimum net worth and liquid assets requirements and to comply with certain other standards. Following the closing of the Credit Agreement in March 2006 and the distribution of the proceeds to the members, HFF LP did not meet such minimum net worth requirement, therefore, HFF LP entered into a $2.0 million letter of credit backed by $2.0 million in cash which is classified as Restricted Cash on the balance sheet as of December 31, 2006. In connection with the Company’s initial public offering, discussed in Note 13 below, and the resulting payoff of the entire outstanding balance under the Credit Agreement in February 2007, HFF LP now meets Freddie Mac’s minimum net worth requirement (see note 5).
Advertising
Costs associated with advertising are expensed as incurred. Advertising expense was $0.8 million, $0.8 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts are included in other operating expenses in the accompanying combined statements of income.
Property and Equipment
Property and equipment are recorded at cost, except for those assets acquired on June 16, 2003, which were recorded at their estimated fair values. Depreciation of furniture and computer equipment is computed using accelerated methods over five to seven years. Depreciation of software costs is computed using the straight-line method over three years. Leasehold improvements are depreciated using the straight-line method over the shorter of the term of the lease or useful life of the asset.
Expenditures for routine maintenance and repairs are charged to expense as incurred. Renewals and betterments which substantially extend the useful life of an asset are capitalized.
Leases
The Company leases all of its facilities under operating lease agreements. These lease agreements typically contain tenant improvement allowances and rent holidays. In instances where one or more of these items are included in a lease agreement, the Company records these allowances as a leasehold improvement asset, included in property and equipment, net in the

HFF, Inc.
Notes to Combined Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)
combined balance sheets and a related deferred rent liability and amortizes these items on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense and a reduction to rent expense, respectively. Lease agreements sometimes contain rent escalation clauses, which are recognized on a straight-line basis over the life of the lease in accordance with SFAS No. 13, Accounting for Leases. Lease terms generally range from two to ten years. Before entering into a lease, an analysis is performed to determine whether a lease should be classified as a capital or an operating lease according to SFAS No. 13, as amended.
Computer Software Costs
Certain costs related to the development or purchases of internal-use software are capitalized in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Internal computer software costs that are incurred in the preliminary project stage are expensed as incurred. Direct consulting costs as well as payroll and related costs, which are incurred during the development stage of a project are capitalized and amortized using the straight-line method over estimated useful lives of three years when placed into production.
Goodwill
Goodwill of $3.7 million represents the excess of the purchase price over the estimated fair value of the acquired net assets of HFF on June 16, 2003 (see Note 1). In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill, but evaluates goodwill on an annual basis for potential impairment.
Prepaid Compensation Under Employment Agreements
The Company has employment agreements with certain employees whereby sign-up bonuses and incentive compensation payments were made during 2004, 2005 and 2006. In most cases, the sign-up bonuses and the incentive compensation are to be repaid to the Company upon voluntary termination by the employee or termination by cause (as defined) by the Company prior to the termination of the employment agreement. The total cost of the employment agreements is being amortized by the straight-line method over the term of the agreements and is included in cost of services on the accompanying combined statements of income.

HFF, Inc.
Notes to Combined Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)
Producer Draws
As part of the Company’s overall compensation program, the Company offers a new producer draw arrangement which generally lasts until such time as a producer’s pipeline of business is sufficient to allow the producer to earn sustainable commissions. This program is intended to provide the producer with a minimal amount of cash flow to allow adequate time for the producer to develop business relationships. Similar to traditional salaries, the producer draws are paid irrespective of the actual fees generated by the producer. Often these producer draws represent the only form of compensation received by the producer. Furthermore, it is not the Company’s policy to seek collection of unearned producer draws under this arrangement. As a result, the Company has concluded that producer draws are economically equivalent to salaries paid and accordingly, charges them to compensation as incurred. The producer is also entitled to earn a commission on closed revenue transactions. Commissions are calculated as the commission that would have been earned by the broker under one of the Company’s commission programs, less any amount previously paid to the producer in the form of a draw.
Intangible Assets
Intangible assets include servicing rights under agreements with third-party lenders, costs associated with obtaining a NASD license, and deferred financing costs.
Servicing rights were recorded at their estimated fair value of $5.4 million on June 16, 2003, and are being amortized over the expected life of the mortgage servicing rights in proportion to the estimated future net servicing income. Additionally, servicing rights are capitalized on loans originated and sold to FHLMC with servicing retained based on an allocation of the carrying amount of the loan and the servicing right in proportion to the relative fair values at the date of sale. These servicing rights are recorded at the lower of cost or fair value and are being amortized over their expected life. The determination of fair value of the servicing rights is determined using a discounted cash flow model which considers various factors such as estimated prepayment speeds of the underlying mortgages, the estimated life of the mortgages, the estimated cost to service the loans, and the discount rate.
Deferred financing costs were deferred and are being amortized by the straight-line method over four years, which approximates the effective interest method.

HFF, Inc.
Notes to Combined Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)
HFF Securities has recognized an intangible asset in the amount of $0.1 million for the costs of obtaining a NASD license as a broker-dealer. The license is determined to have an indefinite useful economic life and is, therefore, not being amortized.
The Company periodically evaluates the remaining useful lives and carrying values of the intangible assets to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include a decline in the level of serviced loans. No indicators of impairment were noted as a result of management’s evaluation. This evaluation is performed at least annually.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Income Taxes
The Company has historically operated as two limited liability companies (HFF Holdings and Holdings Sub), a corporation (Holliday GP) and two limited partnerships (HFF LP and HFF Securities). As a result, income has been subject to limited U.S. federal income taxes and income and expenses have been passed through and reported on the individual tax returns of the members of HFF Holdings. Income taxes shown on the Company’s combined statements of income reflect federal income taxes of the corporation and business and corporate income taxes in various jurisdictions. Following the offering, the Company will be subject to additional entity-level taxes that will be reflected in its combined financial statements.
Cost of Services
The Company considers personnel expenses directly attributable to providing services to its clients, such as salaries, commission and bonuses to producers and analysts, and certain purchased services to be directly attributable to the generation of capital markets services revenue and has classified these expenses as costs of services in the combined statements of income.

HFF, Inc.
Notes to Combined Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)
Segment Reporting
The Company operates in one reportable segment, the commercial real estate financial intermediary segment and offers debt placement, investment sales, note sales, structured finance, equity placement and investment banking services through its 18 offices. The results of each office have been aggregated for segment reporting purposes as they have similar economic characteristics and provide similar services to a similar class of customer.
Recent Accounting Pronouncements
SFAS 123(R). On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2003), Share-Based Payment, or SFAS 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the combined statements of income based on their fair values. Pro forma disclosure is no longer an option. We have operated as a series of partnerships and limited liability companies and have not historically issued stock-based compensation awards. The Company adopted SFAS 123(R) on January 1, 2006, using the modified prospective method. The impact of adopting SFAS 123(R) will depend on the nature and level of share-based awards granted in the future.
SFAS 154. In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, or SFAS 154. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB SFAS No. 3, Reporting Accounting Charges in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors beginning July 1, 2005. The Company adopted SFAS 154 on January 1, 2006. The adoption of SFAS 154 did not have a material effect on the Company’s combined financial condition or result of operations.

HFF, Inc.
Notes to Combined Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)
SFAS 156. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140,” or SFAS 156. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract, regardless of whether explicit consideration is exchanged. The statement also permits a company to choose to either subsequently measure servicing rights at fair value and to report changes in fair value in earnings, or to retain the amortized method whereby servicing rights are recorded at the lower of cost or fair value and are amortized over their expected life, including servicing contracts with no recorded value. The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. The Company plans to retain the amortization method upon adoption of FAS 156, but will begin recognizing the fair value of servicing assets and liabilities on any new servicing contracts involving no consideration acquired after January 1, 2007. The impact of adopting this provision of FAS 156 will likely be material to the Company’s financial condition and results of operations and will depend on the volume and timing of servicing received after January 1, 2007.
SFAS 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157 or Statement). The Statement was issued to define fair value, establish a framework for measuring fair value in generally accepted accounting principles (GAAP), and to expand fair value disclosure requirements. Prior to issuance of this Statement, different definitions of fair value existed within GAAP, and there was limited guidance available on applying existing fair value definitions. The Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Prior to adoption, the Company will evaluate the impact of adopting SFAS 157 on its combined financial statements.
FIN 48. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company will adopt FIN 48 for the first quarter ended March 31, 2007. The Company is currently assessing the impact the adoption of FIN 48 will have on its financial position and results of operations.

HFF, Inc.
Notes to Combined Financial Statements (continued)
3. Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31
	2006	2005

Furniture and equipment	$3,202	$2,199
Computer equipment	1,530	1,199
Capitalized software costs	831	739
Leasehold improvements	5,005	3,718

Subtotal	10,568	7,855
Less accumulated depreciation and amortization	(5,528)	(3,579)

	$5,040	$4,276

At December 31, 2006 and 2005, the Company has recorded office equipment, within furniture and equipment, under capital leases of $0.5 million and $0.4 million, respectively, including accumulated amortization of $0.3 million and $0.2 million, respectively, which is included within depreciation and amortization expense on the accompanying combined statements of income. See Note 7 for discussion of the related capital lease obligations.
4. Intangible Assets
The Company’s intangible assets are summarized as follows (in thousands):

	December 31, 2006			December 31, 2005

	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Amortizable intangible assets:
Mortgage servicing rights	$6,085	$(3,695)	$2,390	$5,578	$(2,803)	$2,775
Deferred financing costs	988	(185)	803	14	—	14
Unamortizable intangible assets:
NASD license	100	—	100	100	—	100

Total intangible assets	$7,173	$(3,880)	$3,293	$5,692	$(2,803)	$2,889

HFF, Inc.
Notes to Combined Financial Statements (continued)
4. Intangible Assets (continued)
Amortization expense related to intangible assets was $1.1 million, $1.0 million, and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Estimated amortization expense for the next five years is as follows (in thousands):

2007	$1,008
2008	848
2009	676
2010	306
2011	74
The weighted-average life of these intangibles was five years at December 31, 2006.
5. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following at December 31, 2006, and 2005 (in thousands):

	December 31
	2006	2005

Bank term note payable	$56,250	$—
Capital lease obligations	234	272

Total long-term debt and capital leases	56,484	272
Less current maturities	56,393	122

Long-term debt and capital leases	$91	$150

HFF, Inc.
Notes to Combined Financial Statements (continued)
5. Long-Term Debt and Capital Lease Obligations (continued)
(a) The Credit Agreement
In March 2006, HFF LP entered into a credit agreement (the Credit Agreement) with a financial institution. The Credit Agreement was comprised of a $60.0 million term loan and a $20.0 million revolving credit facility, which replaced the revolving credit agreement. HFF Holdings distributed the $60.0 million proceeds from the term loan to the members generally based on their respective ownership interests, and are reflected as distributions in the financial statements. The terms of the Credit Agreement require quarterly payments of $1.25 million and annual payments equal to 22.5% of adjusted annual net income. In connection with the Credit Agreement, each member signed a revised operating agreement which requires each member to repay their portion of the remaining outstanding balance of the loan in the event the member leaves the Company prior to the loan being repaid in full. The Company is obligated under the Credit Agreement to remit all amounts collected from withdrawing members to the financial institution for repayment of the loan.
The Credit Agreement expires in March 29, 2010, and may be extended for one year at the option of the Company. Interest on outstanding balances is payable at the 30-day LIBOR rate (5.33% at December 31, 2006) plus 2.50%. The Company has the option to convert revolving credit borrowings, subject to certain restrictions, to Base Note Rates upon which interest is calculated at the greater of the bank’s prime rate (8.25% at December 31, 2006) plus 1.50% or the Federal Funds Effective Rate (5.17% at December 31, 2006) plus 2.00%. The agreement also requires payment of a commitment fee of .35% on the unused amount of credit. The Company did not borrow on this revolving credit facility during the year ended December 31, 2006.
The Credit Agreement contains various restrictive covenants relating to financial ratios, permitted investments, incurrence of indebtedness, distributions to members, and transactions with related parties. Obligations outstanding under the revolving credit agreement are collateralized by the ownership interests in HFF LP, Holliday GP, and HFF Securities. This Agreement was paid in full in connection with the proceeds from the initial public offering discussed in Note 11 below.
(b) Letters of Credit and Capital Lease Obligation
The Company has outstanding letters of credit of approximately $2.3 million and $0.2 million at December 31, 2006 and 2005, respectively, with the same bank as the term note and revolving credit arrangements, to comply with bonding requirements of certain state regulatory agencies, as security for three leases and as collateral to meet Freddie Mac net worth requirements. The Company segregated cash in a separate bank account to collateralize the letters of credit. The letters of credit expire through 2007 but can be automatically extended for one year except for the $2.0 million letter of credit with Freddie Mac, which expired on February 28, 2007. Additionally, in connection with the Company’s initial public offering and the resulting pay-off of the entire outstanding balance under the Credit Agreement in February 2007, HFF LP now meets Freddie Mac’s minimum net worth requirement.

HFF, Inc.
Notes to Combined Financial Statements (continued)
5. Long-Term Debt and Capital Lease Obligations (continued)
Capital lease obligations consist primarily of office equipment leases that expire at various dates through May 2010 and bear interest at rates ranging from 3.65% to 6.19%. A summary of future minimum lease payments under capital leases at December 31, 2006, is as follows (in thousands):

2007	$143
2008	47
2009	39
2010	5

$234

6. Warehouse Line of Credit
In 2005, HFF LP obtained an uncommitted warehouse line of credit for the purpose of funding the Freddie Mac mortgage loans that it originates. Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. As of December 31, 2006, and 2005, HFF LP had $125.7 million and $14.7 million, respectively, outstanding on the warehouse line of credit and a corresponding amount of mortgage notes receivable. Interest on the warehouse line of credit is at the 30-day LIBOR rate plus a spread (5.84% at December 31, 2006, and 5.40% at December 31, 2005) and HFF LP is also paid interest on its loan secured by a multifamily loan at the rate in the Freddie Mac note.
7. Lease Commitments
The Company leases various corporate offices, parking spaces, and office equipment under noncancelable operating leases. These leases have initial terms of two to ten years. The majority of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $4.6 million, $3.9 million, and $3.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

HFF, Inc.
Notes to Combined Financial Statements (continued)
7. Lease Commitments (continued)
Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (in thousands):

2007	$4,754
2008	4,802
2009	3,944
2010	3,615
2011	3,134
Thereafter	8,413

$28,662

The Company subleases certain office space to subtenants which may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying combined statements of income.
The Company also leases certain office equipment under capital leases that expire at various dates through 2010. See Note 3 and Note 5 above for further description of the assets and related obligations recorded under these capital leases at December 31, 2006 and 2005, respectively.
HFF Holdings is not an obligor, nor does it guarantee any of the Company’s leases.
8. Retirement Plan
The Company maintains a retirement savings plan for all eligible employees, in which employees may make deferred salary contributions up to the maximum amount allowable by the IRS. After-tax contributions may also be made up to 50% of compensation. The Company makes matching contributions equal to 50% of the first 6% of both deferred and after-tax salary contributions, up to a maximum of $5,000. The Company match was fully vested after two years of service during 2003 and 2004, after one year of service in 2005, and after one month of service effective January 1, 2006. The Company’s contributions charged to expense for the plan were $1.2 million, $0.9 million, and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

HFF, Inc.
Notes to Combined Financial Statements (continued)
9. Servicing
The Company services commercial real estate loans for investors. The servicing portfolio totaled $18.0 billion, $14.9 billion, and $13.0 billion at December 31, 2006, December 31, 2005 and December 31, 2004, respectively.
In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At December 31, 2006, 2005 and 2004, the funds held in escrow totaled $104.4 million, $113.0 million and $107.0 million, respectively. These funds, and the offsetting liabilities, are not presented in the Company’s financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the combined statements of income.
10. Legal Proceedings
The Company is party to various litigation matters, in most cases involving ordinary course and routine claims incidental to its business. The Company cannot estimate with certainty its ultimate legal and financial liability with respect to any pending matters. In accordance SFAS 5, Accounting for Contingencies, a reserve for estimated losses is recorded when the amount is probable and can be reasonably estimated. However, the Company believes, based on examination of such pending matters that its ultimate liability will not have a material adverse effect on its business or financial condition.
11. Concentrations
A significant portion of the Company’s capital markets services revenues is derived from transactions involving commercial real estate located in specific geographic areas. During 2006, approximately 10.8% and 21.1% of the Company’s capital markets services revenues were derived from transactions involving commercial real estate located in Florida and Texas, respectively. During 2005, approximately 12.7% and 21.7% of the Company’s capital markets services revenues were derived from transactions involving commercial real estate located in California and Texas, respectively. As a result, a significant portion of the Company’s business is dependent on the economic conditions in general and the markets for commercial real estate in these areas.
12. Related Party Transactions
The Company allocated expenses to two affiliates of approximately $0.55 million, $0.41 million and $0.25 million during the years ending December 31, 2006, 2005 and 2004, respectively, for services performed on behalf of the affiliates. The Company made payments on behalf of two affiliates of approximately $0.8 million, $0.3 million and $5.7 million during the years ending December 31, 2006, 2005 and 2004, respectively. The Company received amounts from two affiliates of approximately $1.1 million, $1.25 million and $6.1 million during the years ending December 31, 2006, 2005 and 2004, respectively. Also during 2006, the Company paid approximately $2.3 million of costs in connection with the initial public offering on behalf of one of the affiliates. The Company is due $3.0 million and $0.5 million from the two affiliates as of December 31, 2006 and 2005, respectively.
13. Subsequent Events
On November 9, 2006, HFF, Inc. filed a registration statement on Form S-1 with the United States Securities and Exchange Commission (the “SEC”) relating to a proposed underwritten

HFF, Inc.
Notes to Combined Financial Statements (continued)
initial public offering of 14,300,000 shares of Class A common stock of HFF, Inc.. On January 30, 2007, the SEC declared the registration statement on Form S-1 effective and the Company priced 14,300,000 shares for the initial public offering at a price of $18.00 per share. On January 31, 2007, the Company’s common stock began trading on the New York Stock Exchange under the symbol “HF.”
On February 5, 2007, the Company closed its initial public offering of 14,300,000 shares of common stock. Net proceeds from the sale of the stock were $235.7 million, net of $18.0 million of underwriting commissions and $3.7 million of offering expenses. The proceeds of the public offering were used to purchase from HFF Holdings all of the shares of Holliday GP and purchase from HFF Holdings partnership units representing approximately 39% of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP). HFF Holdings used approximately $56.3 million of its proceeds to repay all outstanding indebtedness under HFF LP’s credit agreement. Accordingly the Company did not retain any of the proceeds from this offering.
On February 22, 2007, the underwriters exercised their option to purchase an additional 2,145,000 shares of Class A common stock (15% of original issuance) at $18.00 per share. Net proceeds of the overallotment were $35.9 million, net of $2.7 million of underwriting commissions and other expenses. These proceeds were used to purchase HFF Holdings partnership units representing approximately 6.0% of each of the Operating Partnerships.
In addition to cash received for its sale of all of the shares of Holliday GP and approximately 45% of partnership units of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP). HFF Holdings also received an exchange right that will permit HFF Holdings to exchange interests in the Operating Partnerships for shares of (i) HFF, Inc.’s Class A common stock (the “Exchange Right”) and (ii) rights under a tax receivable agreement between HFF, Inc. and HFF Holdings (the “TRA”).
As a result of the offering, HFF Holdings beneficially owns 20,355,000 partnership units in each of the Operating Partnerships. Pursuant to the terms of HFF, Inc.’s amended and restated certificate of incorporation, HFF Holdings could from time to time exchange its partnership units in the Operating Partnerships for shares of the Company’s Class A common stock on the basis of two partnership units, one of each Operating Partnership, for one share of Class A common stock, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The following table reflects HFF Holdings’ right to exchange its partnership units in the Operating Partnerships for shares of the Company’s Class A common stock pursuant to contractual provisions in the HFF Holdings Operating Agreement. However, these contractual provisions may be waived, amended or terminated by a vote of the members holding 65% of the interests of HFF Holdings following consultation with the board of directors.

		Percentage of HFF
	Number of	Holdings’
	Additional Shares	Partnership
	of Class A	Units in the
	Common	Operating
	Stock Expected to	Partnerships
	Become Available	Becoming Eligible
Anniversary of the Offering	for Exchange	for Exchange
Second	5,088,750	25%
Third	5,088,750	25%
Fourth	5,088,750	25%
Fifth	5,088,750	25%

Total	20,355,000	100%

HFF, Inc.
Notes to Combined Financial Statements (continued)
HFF Holdings was issued one share of the Company’s Class B common stock. Class B common stock has no economic rights but will entitle the holder to a number of votes that is equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships as of the relevant record date for the HFF, Inc. stockholder action are exchangeable.
HFF LP and HFF Securities intend to have an election under Section 754 of the Internal Revenue Code effective for 2007 and for each taxable year in which an exchange of partnership units for shares occurs. The initial sale is expected to produce (and later exchanges may produce) increases to the tax basis of the assets owned by HFF LP and HFF Securities at the time of the initial public offering (and at the time of each exchange of partnership units). These anticipated increases in tax basis would be allocated to the Company and would likely reduce the amount of tax that the Company would otherwise be required to pay in the future. HFF, Inc. entered into a tax receivable agreement with HFF Holdings that provides for the payment by HFF, Inc. to HFF Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement. The term of the tax receivable agreement commences upon consummation of the offering and will continue until all such tax benefits have been utilized or expired, including the tax benefits derived from future exchanges. While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company expects that the payments that may be made to HFF Holdings will be substantial. Assuming no material changes in the relevant tax law and that the Company earns significant taxable income to realize the full tax benefit of the increased amortization of its assets, the Company expects that future payments to HFF Holdings in respect of the initial sale and the overallotment to aggregate approximately $127.0 million and range from approximately $5.0 million to $14.0 million per year over the next 15 years. Future payments to HFF Holdings in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial. The payments under the tax receivable agreement are not conditioned upon HFF Holdings’ or its affiliates’ continued ownership of the Company.
The Company will account for the income tax effects and corresponding tax receivable agreement effects as a result of the initial purchase and the sale of units of the Operating Partnerships in connection with the reorganization transactions and future exchanges of Operating Partnership units for the Company’s Class A shares by recognizing an increase in its deferred tax asset for the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships, based on enacted tax rates at the date of the transaction, less any tax valuation allowance the Company believes is required if the Company evaluates it is more likely than not that it will realize the benefit represented by the deferred tax asset, and the Company will record 85% of the estimated amount of the increase in deferred tax assets, net of any valuation allowance, as a liability to HFF Holdings under the tax receivable agreement and the remaining 15% of the increase in deferred tax assets directly in additional paid-in capital in stockholders’ equity. All of the effects of changes in any of the Company’s estimates after the date of any exchange will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.
Prior to the effective date of the offering, the sole Stockholder of HFF, Inc. and the Board of Directors adopted the HFF, Inc., 2006 Omnibus Incentive Compensation Plan (the “Plan”). Upon the effective date of the registration statement, grants were awarded under the Plan to certain employees and the Board of Directors. The Plan imposes limits on the awards that may be made to any individual during a calendar year. The number of shares available for awards under the terms of the Plan is 3,500,000 (subject to stock splits, stock dividends and similar transactions).

HFF, Inc.
Notes to Combined Financial Statements (continued)
On February 5, 2007, the Company entered into an Amended and Restated Credit Agreement with Bank of America (Amended Credit Agreement). The Amended Credit Agreement is comprised of a $40.0 million revolving credit facility, which replaced The New Credit Agreement mentioned in note 5. The Amended Credit Agreement matures on February 5, 2010 and may be extended for one year based on certain conditions as defined in the agreement.

Report of Independent Registered Public Accounting Firm
The Operating Committee and Members of
HFF Holdings, LLC
We have audited the accompanying consolidated balance sheets of HFF Holdings, LLC and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, members’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HFF Holdings, LLC and subsidiaries at December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
March 8, 2007

HFF Holdings, LLC and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

	2006	2005

Assets
Current assets:
Cash and cash equivalents	$57,198	$59,595
Restricted cash (Note 5)	3,485	389
Accounts receivable	2,508	921
Mortgage notes receivable (Note 6)	125,700	14,700
Prepaid expenses and other current assets	7,843	2,691

Total current assets	196,734	78,296

Property and equipment, net (Note 3)	5,040	4,276
Goodwill	3,712	3,712
Intangible assets, net (Note 4)	3,293	2,889
Other noncurrent assets	728	768

	$209,507	$89,941

Liabilities and members’ equity
Current liabilities:
Current portion of long-term debt (Note 5)	$56,393	$122
Warehouse line of credit (Note 6)	125,700	14,700
Accrued compensation and related taxes	10,836	10,800
Accounts payable	868	330
Other current liabilities	2,260	1,027

Total current liabilities	196,057	26,979

Deferred rent credit	2,404	2,366
Other long-term liabilities	438	408
Long-term debt, less current portion (Note 5)	91	150

Total liabilities	198,990	29,903

Members’ equity (Note 1)	10,517	60,038

	$209,507	$89,941

See accompanying notes.

HFF Holdings, LLC and Subsidiaries
Consolidated Statements of Income
(Dollars In Thousands)

	Year Ended December 31
	2006	2005	2004

Revenues
Capital markets services revenue	$225,242	$203,457	$142,192
Interest on mortgage notes receivable	1,354	412	—
Other	3,101	1,979	1,499

	229,697	205,848	143,691

Expenses
Cost of services	130,708	119,106	85,778
Personnel	13,938	14,369	9,107
Occupancy	6,319	5,357	5,047
Travel and entertainment	5,789	5,067	3,617
Supplies, research, and printing	6,463	5,089	2,933
Insurance	3,126	2,470	1,500
Professional fees	3,030	1,201	871
Depreciation and amortization	2,806	2,735	2,506
Interest on warehouse line of credit	1,375	409	—
Other operating	4,474	3,483	3,441

	178,028	159,286	114,800

Operating income	51,669	46,562	28,891

Interest and other income	2,339	1,267	317
Interest expense	(3,541)	(271)	(406)

Income before taxes	50,467	47,558	28,802

Income tax expense	774	715	728

Net income	$49,693	$46,843	$28,074

See accompanying notes.

HFF Holdings, LLC and Subsidiaries
Consolidated Statements of Members’ Equity
(Dollars In Thousands)

		Retained	Receivable	Payable
	Capital	Earnings	From Members	To Members	Total

Members’ equity, December 31, 2003	$7,000	$13,529	$—	$—	$20,529
Net income	—	28,074	—	—	28,074
Distributions	—	(11,491)	—	—	(11,491)

Members’ equity, December 31, 2004	7,000	30,112	—	—	37,112
Withdrawal of member	(71)	—	—	—	(71)
Net income	—	46,843	—	—	46,843
Distributions	—	(23,846)	—	—	(23,846)

Members’ equity, December 31, 2005	6,929	53,109	—	—	60,038
Contributions	71	—	—	—	71
Net income	—	49,693	—	—	49,693
Distributions	—	(100,330)	—	—	(100,330)
Reset of equity (Note 1)	—	—	(4,709)	5,754	1,045

Members’ equity, December 31, 2006	$7,000	$2,472	$(4,709)	$5,754	$10,517

See accompanying notes.

HFF Holdings, LLC and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Year Ended December 31
	2006	2005	2004

Operating activities
Net income	$49,693	$46,843	$28,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Property and equipment	1,728	1,611	1,352
Intangibles	1,078	1,124	1,154
(Gain) loss on sale or disposition of assets	(507)	(140)	28
Purchase of NASD license	—	—	(100)
Increase (decrease) in cash from changes in:
Restricted cash	(3,096)	392	(244)
Accounts receivable	(1,587)	(721)	944
Mortgage notes receivable	(111,000)	(14,700)	—
Prepaid expenses and other current assets	(5,152)	(1,138)	(1,011)
Other noncurrent assets	40	(449)	(230)
Accrued compensation and related taxes	36	2,935	985
Accounts payable	538	25	9
Other accrued liabilities	1,233	553	(5)
Other long-term liabilities	290	98	654

Net cash (used) provided by operating activities	(66,706)	36,433	31,610

Investing activities
Purchases of property and equipment	(2,624)	(1,447)	(1,646)

Net cash used in investing activities	(2,624)	(1,447)	(1,646)

Financing activities
Net borrowings on warehouse line of credit	111,000	14,700	—
Net borrowings on short-term debt	—	—	(217)
Borrowings on long-term debt	60,000	—	—
Payments on long-term debt	(3,878)	(7,461)	(2,433)
Deferred financing costs	(975)	(14)	—
Members’ contributions (withdrawals)	1,116	(71)	—
Members’ distributions	(100,330)	(23,846)	(11,491)

Net cash provided by (used) in financing activities	66,933	(16,692)	(14,141)

Net (decrease) increase in cash	(2,397)	18,294	15,823
Cash and cash equivalents, beginning of period	59,595	41,301	25,478

Cash and cash equivalents, end of period	$57,198	$59,595	$41,301

HFF Holdings, LLC and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars In Thousands)

	Years Ended December 31
	2006	2005	2004

Supplemental disclosure of cash flow information
Cash paid for income taxes	$771	$715	$728

Cash paid for interest	$4,442	$650	$405

Supplemental disclosure of noncash financing activities
Property acquired under capital leases	$90	$89	$28

See accompanying notes.

HFF Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
1. Organization
HFF Holdings, LLC (HFF Holdings) was incorporated as a Delaware Limited Liability Company on June 16, 2003. HFF Holdings then formed HFF LP Acquisition LLC (Holdings Sub), Holliday GP Acquisition LLC (HFF GP), and Holliday GP Corp. (Holliday GP) in connection with HFF Holdings’ acquisition of Holliday Fenoglio Fowler, L.P. (HFF LP) from the prior owners. Upon such acquisition, Holdings Sub became the sole limited partner of HFF LP, HFF GP became a general partner of HFF LP, and Holliday GP became the managing general partner of HFF LP. HFF GP subsequently merged into Holliday GP; as a result, Holliday GP became the sole general partner of HFF LP. The acquisition was financed primarily with long-term borrowings and was accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS No. 141). The total purchase price of $8.8 million (as adjusted from a base purchase price of $10.0 million for the difference between estimated net assets and closing net assets and for other adjustments and costs of completing the closing) was allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition.
During 2004, Holdings Sub and Holliday GP formed HFF Securities L.P. (HFF Securities). HFF Securities is a broker-dealer that performs private placements of securities by raising equity capital from institutional investors for discretionary, commingled real estate funds to execute real estate acquisitions, recapitalizations, developments, debt investments, and other real estate-related strategies. HFF Securities may also provide other investment banking and advisory services on various project or entity-level strategic assignments such as mergers and acquisitions, sales and divestitures, recapitalizations and restructurings, privatizations, management buyouts, and arranging joint ventures for specific real estate strategies.
HFF Holdings, through its Operating Partnerships, HFF, LP and HFF Securities, is a financial intermediary and advisor in the commercial real estate industry, and engages in debt, private equity, and structured financing placements, as well as investment sales, note sales, and loan servicing in 18 major cities nationwide.
These financial statements present the consolidated financial position of HFF Holdings and its wholly owned subsidiaries (collectively referred to as Holdings Consol) as of December 31, 2006 and 2005 and the consolidated results of Holdings Consol for each of the three years in the period ended December 31, 2006.

HFF Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements (continued)
1. Organization (continued)
Capital Contributions
At inception, HFF Holdings’ members made capital contributions of $7.0 million. In accordance with the Operating Agreement, additional capital contributions may be required upon recommendation by the Operating Committee and approval by 65% of the members.
Percentage interests of the members may be adjusted every three years upon recommendation by a committee appointed by the members and then subsequently approved by 65% of the members. If the recommended adjustments are approved, additional capital contributions will be required from members whose percentage interests (or new members) are increased, and members whose interests are decreased will be entitled to receive payments from HFF Holdings, based on a comparison of the fair value of HFF Holdings immediately prior to and as of the reset date.
During 2006, the HFF Holdings reset the ownership percentages of existing members and admitted six new members. The equity reset and addition of new members resulted in an increase or decrease in ownership percentage for existing members. The purchase of additional ownership interests by the new and existing members was funded by $9.8 million in cash and promissory notes receivable of $5.6 million from members to HFF Holdings. The cash received was paid to existing members based upon the percentage dilution of their ownership. The notes receivable are payable to HFF Holdings in three equal installments over a three year period (January 2007–2009) with full recourse secured by each member’s interest in HFF Holdings and all amounts payable to the member by HFF Holdings. The remaining amounts due to the members whose ownership interest was diluted by the reset are contingent on the payment of cash by the new members under the notes. The note receivable of $4.6 million plus accrued interest of $0.1 million and the related payable of $5.6 million plus accrued interest of $0.1 million due diluted members are reflected on Holdings Consol’s consolidated financial statements as components of members’ equity under the provisions of Staff Accounting Bulletin No. 40. In connection with the initial public offering of HFF, Inc., discussed in Note 12 below, the promissory notes receivable and the related payable were paid in full by the members with the proceeds received from the offering.
The liability of HFF Holdings’ members is generally limited to their capital contributions.

HFF Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements (continued)
1. Organization (continued)
Distributions
Distributions of distributable cash flow (as defined) are made upon approval of the Operating Committee. Such distributions generally must be made to members first to the extent of unpaid cumulative preferred returns (15% per year) on the initial capital contribution, and second in proportion to their respective percentage interests.
Redemption
Withdrawing members may require HFF Holdings to redeem their interests for an amount equal to the Redemption Price as defined in the Operating Agreement, except in cases such as termination for cause or competing or solicitation as defined in the Operating Agreement. In the event a withdrawing member subsequently competes or solicits as defined in the Operating Agreement, his right to receipt of the redemption price is subject to reduction based on the time period within which such activity occurs. Upon withdrawing, HFF Holdings is required to pay the withdrawing member his initial capital contribution and redemption payments over five years starting one year after the withdrawal date. The redemption payments are based on the Redemption Price determined by the Operating Committee, as defined in the Operating Agreement, and are subject to available cash flow, as defined in the Operating Agreement.
2. Summary of Significant Accounting Policies
Consolidation
The consolidated financial statements include the accounts of HFF Holdings and its wholly owned subsidiaries, Holdings Sub, Holliday GP, HFF Securities, and HFF LP. All intercompany accounts have been eliminated.
Concentrations of Credit Risk
Holdings Consol’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. Holdings Consol places its cash with financial institutions in amounts which at times exceed the FDIC insurance limit. Holdings Consol has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

HFF Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and in bank accounts, and short-term investments with original maturities of three months or less.
Revenue Recognition
Capital markets services revenues consist of origination fees, investment sale fees, note sale fees, placement fees, and servicing fees. Origination fees are earned for the placement of debt, equity, or structured financing for real estate transactions. Investment sales and note sales fees are earned for brokering sales of real estate and/or notes. Placement fees are earned by HFF Securities for discretionary and nondiscretionary equity capital raises and other investment banking services. These fees are negotiated between Holdings Consol and its clients, generally on a case-by-case basis and are recognized and generally collected at the closing and the funding of the transaction. Holdings Consol’s fee agreements do not include terms or conditions that require Holdings Consol to perform any service or fulfill any obligation once the transaction closes and revenue is recognized. Servicing fees are compensation for providing collection, remittance, recordkeeping, reporting, and other services for either lenders or borrowers on mortgages placed with third-party lenders. Servicing fees are recognized when cash is collected as these fees are contingent upon the borrower making its payments on the loan.
Certain of Holdings Consol’s fee agreements provide for reimbursement of employee-related costs which Holdings Consol recognizes as revenue. In accordance with EITF 00-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, certain reimbursements received from clients for out-of-pocket expenses are characterized as revenue in the statement of income rather than as a reduction of expenses incurred. Since Holdings Consol is the primary obligor, has supplied discretion, and bears the credit risk for such expenses, Holdings Consol records reimbursement revenue for such out-of-pocket expenses. Reimbursement revenue is recognized when the fees for the related transaction are collected at the closing of the transaction. Reimbursement revenue is classified as other revenue in the consolidated statement of income.

HFF Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)
Mortgage Notes Receivable
HFF LP is qualified with the Federal Home Loan Mortgage Corporation (Freddie Mac) as a Freddie Mac Multifamily Program Plus® Seller/Servicer. Under this Program, HFF LP originates mortgages based on commitments from Freddie Mac, and then sells the loans to Freddie Mac approximately one month following the loan originations. HFF LP recognizes interest income on the accrual basis during this holding period based on the contract interest rate in the loan that will be purchased by Freddie Mac.
The loans are initially recorded and then subsequently sold to Freddie Mac at HFF LP’s cost. Holdings Consol monitors the market value of these loans for declines in value from the origination date to the sale date. Based on Holdings Consol’s evaluation, no valuation allowance for lower of cost or market adjustments was necessary as of December 31, 2006 and 2005.
Freddie Mac requires HFF LP to meet minimum net worth and liquid assets requirements and to comply with certain other standards. Following the closing of the Credit Agreement in March 2006 and the distribution of the proceeds to the members, HFF LP did not meet such minimum net worth requirement; therefore, HFF LP entered into a $2.0 million letter of credit backed by $2.0 million in cash which is classified as Restricted Cash on the balance sheet as of December 31, 2006. In connection with HFF Inc.’s initial public offering, discussed in Note 12 below, and the resulting payoff of the entire outstanding balance under the New Credit Agreement in February 2007, HFF LP now meets Freddie Mac’s minimum net worth requirements (see note 5).
Advertising
Costs associated with advertising are expensed as incurred. Advertising expense was $0.8 million, $0.8 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts are included in other operating expenses in the accompanying consolidated statements of income.

HFF Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)
Property and Equipment
Property and equipment are recorded at cost, except for those assets acquired on June 16, 2003, which were recorded at their estimated fair values. Depreciation of furniture and computer equipment is computed using accelerated methods over five to seven years. Depreciation of software costs is computed using the straight-line method over three years. Leasehold improvements are depreciated using the straight-line method over the shorter of the term of the lease or useful life of the asset
Expenditures for routine maintenance and repairs are charged to expense as incurred. Renewals and betterments which substantially extend the useful life of an asset are capitalized.
Leases
Holdings Consol leases all of its facilities under operating lease agreements. These lease agreements typically contain tenant improvement allowances and rent holidays. In instances where one or more of these items are included in a lease agreement, Holdings Consol records these allowances as a leasehold improvement asset, included in property and equipment, net in the consolidated balance sheets and a related deferred rent liability and amortizes these items on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense and a reduction to rent expense, respectively. Lease agreements sometimes contain rent escalation clauses, which are recognized on a straight-line basis over the life of the lease in accordance with SFAS No. 13, Accounting for Leases. Lease terms generally range from two to ten years. Before entering into a lease, an analysis is performed to determine whether a lease should be classified as a capital or an operating lease according to SFAS No. 13, as amended.
Computer Software Costs
Certain costs related to the development or purchases of internal-use software are capitalized in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Internal computer software costs that are incurred in the preliminary project stage are expensed as incurred. Direct consulting costs as well as payroll and related costs, which are incurred during the development stage of a project are capitalized and amortized using the straight-line method over estimated useful lives of three years when placed into production.

HFF Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)
Goodwill
Goodwill of $3.7 million represents the excess of the purchase price over the estimated fair value of the acquired net assets of HFF LP on June 16, 2003 (see Note 1). In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill, but evaluates goodwill on an annual basis for potential impairment.
Prepaid Compensation Under Employment Agreements
Holdings Consol has employment agreements with certain employees whereby sign-up bonuses and incentive compensation payments were made during 2004, 2005 and 2006. In most cases, the sign-up bonuses and the incentive compensation are to be repaid to Holdings Consol upon voluntary termination by the employee or termination by cause (as defined) by Holdings Consol prior to the termination of the employment agreement. The total cost of the employment agreements is being amortized by the straight-line method over the term of the agreements and is included in cost of services on the accompanying consolidated statements of income.
Producer Draws
As part of Holdings Consol’s overall compensation program, it offers a new producer draw arrangement which generally lasts until such time as a producer’s pipeline of business is sufficient to allow the producer to earn sustainable commissions. This program is intended to provide the producer with a minimal amount of cash flow to allow adequate time for the producer to develop business relationships. Similar to traditional salaries, the producer draws are paid irrespective of the actual fees generated by the producer. Often these producer draws represent the only form of compensation received by the producer. Furthermore, it is not Holdings Consol’s policy to seek collection of unearned producer draws under this arrangement. As a result, Holdings Consol has concluded that producer draws are economically equivalent to salaries paid and accordingly, charges them to compensation as incurred. The producer is also entitled to earn a commission on closed revenue transactions. Commissions are calculated as the commission that would have been earned by the broker under one of Holdings Consol’s commission programs, less any amount previously paid to the producer in the form of a draw.

HFF Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)
Intangible Assets
Intangible assets include servicing rights under agreements with third-party lenders, costs associated with obtaining a NASD license, and deferred financing costs.
Servicing rights were recorded at their estimated fair value of $5.4 million on June 16, 2003, and are being amortized over the expected life of the mortgage servicing rights in proportion to the estimated future net servicing income. Additionally, servicing rights are capitalized on loans originated and sold to FHLMC with servicing retained based on an allocation of the carrying amount of the loan and the servicing right in proportion to the relative fair values at the date of sale. These servicing rights are recorded at the lower of cost or fair value and are being amortized over their expected life. The determination of fair value of the servicing rights is determined using a discounted cash flow model which considers various factors such as estimated prepayment speeds of the underlying mortgages, the estimated life of the mortgages, the estimated cost to service the loans, and the discount rate.
Deferred financing costs were deferred and are being amortized by the straight-line method over four years, which approximates the effective interest method.
HFF Securities has recognized an intangible asset in the amount of $0.1 million for the costs of obtaining a NASD license as a broker-dealer. The license is determined to have an indefinite useful economic life and is, therefore, not being amortized.
Holdings Consol periodically evaluates the remaining useful lives and carrying values of the intangible assets to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include a decline in the level of serviced loans. No indicators of impairment were noted as a result of management’s evaluation. This evaluation is performed at least annually.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

HFF Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)
Income Taxes
Holdings Consol consists of two limited liability companies (HFF Holdings and Holdings Sub), a corporation (Holliday GP), and two limited partnerships (HFF LP and HFF Securities). The limited liability companies and the limited partnerships are not taxpaying entities for federal purposes and their income and expenses are passed through and reported on the individual income tax returns of the members of HFF Holdings. Income taxes shown on Holdings Consol’s consolidated statements of income reflect federal income taxes of the corporation and business and corporate income taxes in various jurisdictions. For tax purposes, HFF LP’s goodwill of $9.0 million is being amortized by the straight-line method over 15 years.
Cost of Services
Holdings Consol considers personnel expenses directly attributable to providing services to its clients, such as salaries, commission and bonuses to producers and analysts, and certain purchased services to be directly attributable to the generation of capital markets services revenue and has classified these expenses as costs of services in the consolidated statements of income.
Segment Reporting
Holdings Consol operates in one reportable segment, the commercial real estate financial intermediary segment and offers debt placement, investment sales, note sales, structured finance, equity placement and investment banking services through its 18 offices. The results of each office have been aggregated for segment reporting purposes as they have similar economic characteristics and provide similar services to a similar class of customer.

HFF Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements
SFAS 123(R). On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2003), Share-Based Payment, or SFAS 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of income based on their fair values. Pro forma disclosure is no longer an option. We have operated as a series of partnerships and limited liability companies and have not historically issued stock-based compensation awards. Holdings Consol adopted SFAS 123(R) on January 1, 2006, using the modified prospective method. The impact of adopting SFAS 123(R) will depend on the nature and level of share-based awards granted in the future.
SFAS 154. In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, or SFAS 154. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB SFAS No. 3, Reporting Accounting Charges in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors beginning July 1, 2005. Holdings Consol adopted SFAS 154 on January 1, 2006. The adoption of SFAS 154 did not have a material effect on Holdings Consol’s consolidated financial condition or result of operations.

HFF Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)
SFAS 156. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140,” or SFAS 156. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract, regardless of whether explicit consideration is exchanged. The statement also permits a company to choose to either subsequently measure servicing rights at fair value and to report changes in fair value in earnings, or to retain the amortized method whereby servicing rights are recorded at the lower of cost or fair value and are amortized over their expected life, including servicing contracts with no recorded value. The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. Holdings Consol plans to retain the amortization method upon adoption of FAS 156, but will begin recognizing the fair value of servicing assets and liabilities on any new servicing contracts involving no consideration acquired after January 1, 2007. The impact of adopting this provision of FAS 156 will likely be material to Holdings Consol’s financial condition and results of operations and will depend on the volume and timing of servicing received after January 1, 2007.
SFAS 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157 or Statement). The Statement was issued to define fair value, establish a framework for measuring fair value in generally accepted accounting principles (GAAP), and to expand fair value disclosure requirements. Prior to issuance of this Statement, different definitions of fair value existed within GAAP, and there was limited guidance available on applying existing fair value definitions. The Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Prior to adoption, Holdings Consol will evaluate the impact of adopting SFAS 157 on its consolidated financial statements.
FIN 48. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. Holdings Consol will adopt FIN 48 for the first quarter ended March 31, 2007. Holdings Consol is currently assessing the impact the adoption of FIN 48 will have on its financial position and results of operations.

HFF Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements (continued)
3. Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31
	2006	2005

Furniture and equipment	$3,202	$2,199
Computer equipment	1,530	1,199
Capitalized software costs	831	739
Leasehold improvements	5,005	3,718

Subtotal	10,568	7,855
Less accumulated depreciation and amortization	(5,528)	(3,579)

	$5,040	$4,276

At December 31, 2006 and 2005, Holdings Consol has recorded office equipment, within furniture and equipment, under capital leases of $0.5 million and $0.4 million, respectively, including accumulated amortization of $0.3 million and $0.2 million, respectively, which is included within depreciation and amortization expense on the accompanying consolidated statements of income. See Note 7 for discussion of the related capital lease obligations.
4. Intangible Assets
Holdings Consol’s intangible assets are summarized as follows (in thousands):

	December 31, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Amortizable intangible assets:
Mortgage servicing rights	$6,085	$(3,695)	$2,390	$5,578	$(2,803)	$2,775
Deferred financing costs	988	(185)	803	14	—	14
Unamortizable intangible assets:
NASD license	100	—	100	100	—	100

Total intangible assets	$7,173	$(3,880)	$3,293	$5,692	$(2,803)	$2,889

HFF Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements (continued)
4. Intangible Assets (continued)
Amortization expense related to intangible assets was $1.1 million, $1.1 million, and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Estimated amortization expense for the next five years is as follows (in thousands):

2007	$1,008
2008	848
2009	676
2010	306
2011	74
The weighted-average life of these intangibles was five years at December 31, 2006.
5. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following at December 31, 2006 and 2005 (in thousands):

	December 31
	2006	2005

Bank term note payable	$56,250	$—
Capital lease obligations	234	272

Total long-term debt and capital leases	56,484	272
Less current maturities	56,393	122

Long-term debt and capital leases	$91	$150

HFF Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements (continued)
5. Long-Term Debt and Capital Lease Obligations (continued)
(a) The Credit Agreement
In connection with HFF Holdings’ acquisition of HFF LP from the prior owners, HFF Holdings entered into a Credit Agreement (Credit Agreement) with a financial institution which was comprised of a $10.0 million term loan and a revolving line of credit. The bank term note payable required quarterly principal installments of $0.1 million by HFF Holdings. The bank term note payable at December 31, 2004, was $7.4 million. In December 2005, this note was paid in full.
Interest on the note was payable at the applicable LIBOR rate plus 2.50%. The interest rate could be converted to prime plus 1.50% at the option of HFF Holdings. In June 2005, HFF Holdings agreed to a fixed rate of 6.12% through December 2005.
In 2005, borrowings under the revolving credit agreement were limited to $7.0 million. Interest on outstanding balances was payable at the 30-day LIBOR rate (4.39% at December 31, 2005) plus 2.50%. The agreement required payment of a commitment fee of 0.35% on the unused amount of credit. HFF LP did not borrow on this revolving credit facility during 2005 and 2004.
The loan agreements for the term note and revolving credit arrangement contain various restrictive covenants relating to financial ratios, permitted investments, incurrence of indebtedness, distributions to members, and transactions with related parties. Obligations outstanding under the revolving credit agreement are collateralized by the ownership interests in Holdings Sub, Holliday GP, HFF Securities, and HFF LP.
(b) The New Credit Agreement
In March 2006, HFF LP entered into a new credit agreement (The New Credit Agreement) with a financial institution. The New Credit Agreement was comprised of a $60.0 million term loan and a $20.0 million revolving credit facility, which replaced the revolving credit agreement above. HFF LP distributed the $60.0 million proceeds from the term loan to the members generally based on their respective ownership interests, which are reflected as distributions in the consolidated statements of members’ equity. The terms of the New Credit Agreement require quarterly payments of $1.25 million and annual payments equal to 22.5% of adjusted annual net income. In connection with The New Credit Agreement, each member signed a revised operating agreement which requires each member to repay their portion of the

HFF Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements (continued)
5. Long-Term Debt and Capital Lease Obligations (continued)
remaining outstanding balance of the loan in the event the member leaves the Company prior to the loan being repaid in full. Holdings Consol is obligated under the New Credit Agreement to remit all amounts collected from withdrawing members to the financial institution for repayment of the loan.
The New Credit Agreement expires in March 29, 2010, and may be extended for one year at the option of HFF LP. Interest on outstanding balances is payable at the 30-day LIBOR rate (5.33% at December 31, 2006) plus 2.50%. HFF LP has the option to convert revolving credit borrowings, subject to certain restrictions, to Base Note Rates upon which interest is calculated at the greater of the bank’s prime rate (8.25% at December 31, 2006) plus 1.50% or the Federal Funds Effective Rate (5.17% at December 31, 2006) plus 2.00% . The agreement also requires payment of a commitment fee of .35% on the unused amount of credit. HFF LP did not borrow on this revolving credit facility during the year ended December 31, 2006.
The New Credit Agreement contains various restrictive covenants relating to financial ratios, permitted investments, incurrence of indebtedness, distributions to members, and transactions with related parties. Obligations outstanding under the revolving credit agreement are collateralized by the ownership interests in Holdings Sub, Holliday GP, and HFF LP. This Agreement was paid in full from the proceeds of the initial public offering discussed in Note 12 below.
(c) Letters of Credit and Capital Lease Obligation
Holdings Consol has outstanding letters of credit of approximately $2.3 million and $0.2 million at December 31, 2006 and 2005, respectively, with the same bank as the term note and revolving credit arrangements, to comply with bonding requirements of certain state regulatory agencies, as security for three leases and as collateral to meet Freddie Mac net worth requirements. HFF LP segregated cash in a separate bank account to collateralize the letters of credit. The letters of credit expire through 2007 but can be automatically extended for one year except for the $2.0 million letter of credit with Freddie Mac, which expired on February 28, 2007. Additionally, in connection with HFF Inc.’s initial public offering and the resulting pay-off of the entire outstanding balance under the New Credit Agreement in February 2007, HFF LP now meets Freddie Mac’s minimum net worth requirement.

HFF Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements (continued)
5. Long-Term Debt and Capital Lease Obligations (continued)
Capital lease obligations consist primarily of office equipment leases that expire at various dates through May 2010 and bear interest at rates ranging from 3.65% to 6.19%. A summary of future minimum lease payments under capital leases at December 31, 2006, is as follows (in thousands):

2007	$143
2008	47
2009	39
2010	5

$234

6. Warehouse Line of Credit
In 2005, HFF LP obtained an uncommitted warehouse line of credit for the purpose of funding the Freddie Mac mortgage loans that it originates. Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. As of December 31, 2006, and 2005, HFF LP had $125.7 million and $14.7 million, respectively, outstanding on the warehouse line of credit and a corresponding amount of mortgage notes receivable. Interest on the warehouse line of credit is at the 30-day LIBOR rate plus a spread (5.84% at December 31, 2006, and 5.40% at December 31, 2005) and HFF LP is also paid interest on its loan secured by a multifamily loan at the rate in the Freddie Mac note.
7. Lease Commitments
HFF LP leases various corporate offices, parking spaces, and office equipment under noncancelable operating leases. These leases have initial terms of two to ten years. The majority of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by HFF LP. Total rental expense charged to operations was $4.6 million, $3.9 million, and $3.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

HFF Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements (continued)
7. Lease Commitments (continued)
Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (in thousands):

2007	$4,754
2008	4,802
2009	3,944
2010	3,615
2011	3,134
Thereafter	8,413

$28,662

HFF LP subleases certain office space to subtenants which may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.
HFF LP also leases certain office equipment under capital leases that expire at various dates through 2010. See Note 3 and Note 5 above for further description of the assets and related obligations recorded under these capital leases at December 31, 2006 and 2005, respectively.
HFF Holdings is not an obligor, nor does it guarantee any of the HFF LP leases.
8. Retirement Plan
Holdings Consol maintains a retirement savings plan for all eligible employees, in which employees may make deferred salary contributions up to the maximum amount allowable by the IRS. After-tax contributions may also be made up to 50% of compensation. HFF LP makes matching contributions equal to 50% of the first 6% of both deferred and after-tax salary contributions, up to a maximum of $5,000. The Holdings Consol match was fully vested after two years of service during 2003 and 2004, after one year of service in 2005, and after one month of service effective January 1, 2006. Holdings Consol’s contributions charged to expense for the plan were $1.2 million, $0.9 million, and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

HFF Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements (continued)
9. Servicing
HFF LP services commercial real estate loans for investors. The servicing portfolio totaled $18.0 billion, $14.9 billion, and $13.0 billion at December 31, 2006, December 31, 2005 and December 31, 2004, respectively.
In connection with its servicing activities, the HFF LP holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At December 31, 2006, 2005 and 2004, the funds held in escrow totaled $104.4 million, $113.0 million and $107.0 million, respectively. These funds, and the offsetting liabilities, are not presented in Holdings Consol’s financial statements as they do not represent the assets and liabilities of Holdings Consol. Pursuant to the requirements of the various investors for which HFF LP services loans, HFF LP maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of income.
10. Legal Proceedings
Holdings Consol is party to various litigation matters, in most cases involving ordinary course and routine claims incidental to its business. Holdings Consol cannot estimate with certainty its ultimate legal and financial liability with respect to any pending matters. In accordance SFAS 5, Accounting for Contingencies, a reserve for estimated losses is recorded when the amount is probable and can be reasonably estimated. However, Holdings Consol believes, based on examination of such pending matters that its ultimate liability will not have a material adverse effect on its business or financial condition.
11. Concentrations
A significant portion of the Holdings Consol’s capital markets services revenues is derived from transactions involving commercial real estate located in specific geographic areas. During 2006, approximately 10.8% and 21.1% of Holdings Consol’s capital markets services revenues were derived from transactions involving commercial real estate located in Florida and Texas, respectively. During 2005, approximately 12.7% and 21.7% of the Holdings Consol’s capital markets services revenues were derived from transactions involving commercial real estate located in California and Texas, respectively. As a result, a significant portion of Holdings Consol’s business is dependent on the economic conditions in general and the markets for commercial real estate in these areas.
12. Subsequent Events
On November 9, 2006, HFF, Inc., an affiliate formed for the purpose of completing an initial public offering, filed a registration statement on Form S-1 with the United States Securities and Exchange Commission (the “SEC”) relating to a proposed underwritten initial public offering of 14,300,000 shares of Class A common stock of HFF, Inc. On January 30, 2007, the SEC declared HFF, Inc.’s registration statement on Form S-1 effective and 14,300,000 shares for the initial public offering were priced at $18.00 per share. On January 31, 2007, HFF, Inc.’s common stock began trading on the New York Stock Exchange under the symbol “HF.”
On February 5, 2007, HFF, Inc. closed the initial public offering of 14,300,000 shares of common stock. Net proceeds from the sale of the stock were $235.7 million, net of $18.0 million of underwriting commissions and $3.7 million of offering expenses. The proceeds of

HFF Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements (continued)
the public offering were used to purchase from HFF Holdings all of the shares of Holliday GP and purchase from HFF Holdings partnership units representing approximately 39% of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP). HFF Holdings used approximately $56.3 million of its proceeds to repay all outstanding indebtedness under HFF LP’s credit agreement. Accordingly HFF, Inc. did not retain any of the proceeds from this offering.
On February 22, 2007, the underwriters exercised their option to purchase an additional 2,145,000 shares of Class A common stock (15% of original issuance) at $18.00 per share. Total proceeds of the overallotment were $38.6 million, net of $2.7 million of underwriting commissions and other expenses. These proceeds were used to purchase HFF Holdings partnership units representing approximately 6.0% of each of the Operating Partnerships.
In addition to cash received for its sale of all of the shares of Holliday GP and approximately 45% of partnership units of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP) , HFF Holdings also received an exchange right that will permit HFF Holdings to exchange interests in the Operating Partnerships for shares of HFF, Inc.’s Class A common stock (the “Exchange Right”) and rights under a tax receivable agreement between HFF, Inc. and HFF Holdings (the “TRA”).
As a result of the offering, HFF Holdings beneficially own 20,355,000 partnership units in each of the Operating Partnerships. Pursuant to the terms of HFF, Inc.’s amended and restated certificate of incorporation, HFF Holdings could from time to time exchange its partnership units in the Operating Partnerships for shares of HFF, Inc.’s Class A common stock on the basis of two partnership units, one of each Operating Partnership, for one share of Class A common stock, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The following table reflects the exchangeability of HFF Holdings’ rights to exchange its partnership units in the Operating Partnerships for shares of HFF, Inc.’s Class A common stock, pursuant to contractual provisions in the HFF Holdings Operating Agreement. However, these contractual provisions may be waived, amended or terminated by a vote of the members holding 65% of the interests of HFF Holdings following consultation with the board of directors.

HFF Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements (continued)

		Percentage of HFF
	Number of	Holdings’ Partnership
	Additional Shares	Units in the
	of Class A Common	Operating
	Stock Expected to	Partnerships
	Become Available	Becoming Eligible
Anniversary of the Offering	for Exchange	for Exchange
Second	5,088,750	25%
Third	5,088,750	25%
Fourth	5,088,750	25%
Fifth	5,088,750	25%

Total	20,355,000	100%

HFF Holdings was issued one share of HFF, Inc.’s Class B common stock. Class B common stock has no economic rights but will entitle the holder to a number of votes that is equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships as of the relevant record date for the HFF, Inc. stockholder action are exchangeable.
HFF LP and HFF Securities intend to have an election under Section 754 of the Internal Revenue Code effective for 2007 and for each taxable year in which an exchange of partnership units for shares occurs. The initial sale is expected to produce (and later exchanges may produce) increases to the tax basis of the assets owned by HFF LP and HFF Securities at the time of the initial public offering (and at the time of each exchange of partnership units). These anticipated increases in tax basis would be allocated to HFF, Inc. and would likely reduce the amount of tax that HFF, Inc. would otherwise be required to pay in the future. HFF, Inc. entered into a tax receivable agreement with HFF Holdings that provides for the payment by HFF, Inc. to HFF Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that HFF, Inc. actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing HFF, Inc.’s actual income tax liability to the amount of such taxes that HFF, Inc. would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF

HFF Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Securities as a result of the initial sale and later exchanges and had HFF, Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement commences upon consummation of the offering and will continue until all such tax benefits have been utilized or expired, including the tax benefits derived from future exchanges. While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income HFF, Inc. generates in the future, the value of its individual assets, the portion of its payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of its assets resulting in payments to HFF Holdings, HFF, Inc. expects that the payments that may be made to HFF Holdings will be substantial. Assuming no material changes in the relevant tax law and that HFF, Inc. earns significant taxable income to realize the full tax benefit of the increased amortization of its assets, HFF, Inc. expects that future payments to HFF Holdings in respect of the initial sale and the overallotment to aggregate $127.0 million and range from approximately $5.0 million to $14.0 million per year over the next 15 years. Future payments to HFF Holdings in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial. The payments under the tax receivable agreement are not conditioned upon HFF Holdings’ or its affiliates’ continued ownership of HFF, Inc.
HFF, Inc. will account for the income tax effects and corresponding tax receivable agreement effects as a result of the initial purchase and the sale of units of the Operating Partnerships in connection with the reorganization transactions and future exchanges of Operating Partnership units for HFF, Inc.’s Class A shares by recognizing an increase in its deferred tax asset for the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships, based on enacted tax rates at the date of the transaction, less any tax valuation allowance it believes is required if HFF, Inc. evaluates it is more likely than not that it will realize the benefit represented by the deferred tax asset, and HFF, Inc. will record 85% of the estimated amount of the increase in deferred tax assets, net of any valuation allowance, as a liability to HFF Holdings under the tax receivable agreement and the remaining 15% of the increase in deferred tax assets directly in additional paid-in capital in stockholders’ equity. All of the effects of changes in any of HFF, Inc;’s estimates after the date of any exchange will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.
On February 5, 2007, HFF LP entered into an Amended and Restated Credit Agreement with a financial institution (Amended Credit Agreement). The Amended Credit Agreement is comprised of a $40.0 million revolving credit facility, which replaced The New Credit Agreement mentioned in note 5. The Amended Credit Agreement matures on February 5, 2010 and may be extended for one year based on certain conditions as defined in the agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures.
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K.
     Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2006, our current disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
     The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
     There have been no changes in our internal controls over financial reporting that occurred during the three month period ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2007 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2006.
     The Company has adopted a code of conduct that applies to its Chief Executive Officer and Chief Financial Officer. This code of conduct is available on the Company’s Web site at www.hfflp.com. If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s Chief Executive Officer or Chief Financial Officer, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.
Item 11. Executive Compensation
     The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item is incorporated herein by reference from the Proxy Statement.
Item 13. Certain Relationships, Related Transactions, and Director Independence
     The information required by this Item is incorporated herein by reference from the Proxy Statement.
Item 14. Principal Accountant Fees and Services
     The information required by this Item is incorporated herein by reference from the Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:
     (1) Financial Statements
     The Company’s combined financial statements listed below have been filed as part of this report.
     All schedules are omitted because they are not applicable or not required, or the information appears in the Company’s combined financial statements or notes thereto.
     (3) Exhibits
     See Exhibit Index.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2007.

HFF, INC.
By:	/s/ John H. Pelusi, Jr.
John H. Pelusi, Jr.
Its: Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature		Capacity	Date

By:	/s/ John H. Pelusi, Jr. John H. Pelusi, Jr.	Chief Executive Officer, Director and Executive Managing Director (Principal Executive Officer)	March 15, 2007

By:	/s/ Gregory R. Conley Gregory R. Conley	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2007

By:	/s/ John P. Fowler	Director	March 15, 2007
John P. Fowler

By:	/s/ Mark D. Gibson	Director	March 15, 2007
Mark D. Gibson

By:	/s/ John Z. Kukral	Director	March 15, 2007
John Z. Kukral

By:	/s/ Deborah H. McAneny	Director	March 15, 2007
Deborah H. McAneny

By:	/s/ George L. Miles, Jr.	Director	March 15, 2007
George L. Miles, Jr.

By:	/s/ Lenore M. Sullivan	Director	March 15, 2007
Lenore M. Sullivan

By:	/s/ Joe B. Thornton, Jr.	Director	March 15, 2007
Joe B. Thornton, Jr.

By:	/s/ McHenry T. Tichenor, Jr.	Director	March 15, 2007
McHenry T. Tichenor, Jr.

Exhibit Index
2.1	Sale and Merger Agreement, dated January 30, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-l (File No. 333-138579) (“Form S-l”) filed with the SEC on December 22, 2006)

3.1	Amended and Restated Certificate of incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form S-l filed with the SEC on December 22, 2006)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on December 22, 2006)

10.1	Holliday Fenoglio Fowler, L.P. Partnership Agreement, dated February 5, 2007

10.2	HFF Securities L.P. Partnership Agreement, dated February 5, 2007

10.3	Tax Receivable Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.3 to the Form S-1 filed with the SEC on December 22, 2006)

10.4	Registration Rights Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.4 to the Form S-1 filed with the SEC on December 22, 2006)

10.5	HFF, Inc. 2006 Omnibus Incentive Compensation Plan, dated January 30, 2007 (incorporated by reference to Exhibit 10.9 to the Form S-l filed with the SEC on January 8, 2007)

10.6	Holliday Fenoglio Fowler, L.P. Profit Participation Bonus Plan (incorporated by reference to Exhibit 10.10 to the Form S-1 filed with the SEC on January 8, 2007)

10.7	HFF Securities, L.P. Profit Participation Bonus Plan (incorporated by reference to Exhibit 10.11 to the Form S-l filed with the SEC on January 8, 2007)

10.8	Employment Agreement between the Registrant and John H. Pelusi, Jr., dated January 30, 2007

10.9	Employment Agreement between the Registrant and Gregory R. Conley, dated January 30, 2007

10.10	Employment Agreement between the Registrant and Nancy Goodson, dated January 30, 2007

10.11	Amended and Restated Credit Agreement dated January 5, 2007*

21.1	Subsidiaries of the registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The schedules and annexes to the exhibits attached to Exhibit 10.11 have been omitted. The Registrant hereby agrees to furnish supplementally a copy of any omitted schedule or annex to the exhibits attached thereto to the Securities and Exchange Commission upon its request.