Form 10-Q
period 2007-03-31
HFF, Inc.
filed 2007-05-15
CIK 1380509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission file number: 001-33280
HFF, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0610340
(State of Incorporation)	(I.R.S. Employer Identification No.)

One Oxford Centre
301 Grant Street, Suite 600
Pittsburgh, Pennsylvania	15219
(Address of principal executive offices)	(Zip code)
(412) 281-8714
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-Accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of May 9, 2007 was 16,445,000 shares.

HFF, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
March 31, 2007

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under “Risk Factors.” These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
SPECIAL NOTE REGARDING THE REGISTRANT
     In connection with our initial public offering of our Class A common stock in February 2007, we effected a reorganization of our business, which had previously been conducted through HFF Holdings LLC (“HFF Holdings”) and certain of its wholly-owned subsidiaries, including Holliday Fenoglio Fowler, L.P. and HFF Securities L.P. (together, the “Operating Partnerships”) and Holliday GP Corp. (“Holliday GP”). In the reorganization, HFF, Inc., a newly-formed Delaware corporation, purchased from HFF Holdings all of the shares of Holliday GP, which is the sole general partner of each of the Operating Partnerships, and approximately 45% of the partnership units in each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP) in exchange for the net proceeds from the initial public offering and one share of Class B common stock of HFF, Inc. Following this reorganization and as of the closing of the initial public offering on February 5, 2007, HFF, Inc. is a holding company holding partnership units in the Operating Partnerships and all of the outstanding shares of Holliday GP. HFF Holdings and HFF, Inc., through their wholly-owned subsidiaries, are the only limited partners of the Operating Partnerships. We refer to these transactions collectively in this Quarterly Report on Form 10-Q as the “Reorganization Transactions.” Unless we state otherwise, the information in this Quarterly Report on Form 10-Q gives effect to these Reorganization Transactions.
     Unless the context otherwise requires, references to (1) ”HFF Holdings” refer solely to HFF Holdings LLC, a Delaware limited liability company that was previously the holding company for our consolidated subsidiaries, and not to any of its subsidiaries, (2) ”HFF LP” refer to Holliday Fenoglio Fowler, L.P., a Texas limited partnership, (3) ”HFF Securities” refer to HFF Securities L.P., a Delaware limited partnership and registered broker-dealer, (4) ”Holliday GP” refer to Holliday GP Corp., a Delaware corporation and the general partner of HFF LP and HFF Securities, (5) ”HoldCo LLC” refer to HFF Partnership Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of HFF, Inc. and (6) ”Holdings Sub” refer to HFF LP Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of HFF Holdings. Our business operations are conducted by HFF LP and HFF Securities which are sometimes referred to in this Quarterly Report on Form 10-Q as the “Operating Partnerships.” Also, except where specifically noted, references in this Quarterly Report on Form 10-Q to “the Company,” “we” or “us” mean HFF, Inc. , the newly-formed Delaware corporation and its consolidated subsidiaries after giving effect to the reorganization transactions.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
HFF, Inc.
Consolidated Balance Sheets
(Dollars In Thousands)

	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$17,598	$3,345
Restricted cash (Note 6)	438	2,440
Accounts receivable	758	2,508
Receivable from affiliates (Note 16)	—	3,003
Mortgage notes receivable (Note 7)	23,200	125,700
Prepaid expenses and other current assets	2,782	4,533

Total current assets, net	44,776	141,529

Property and equipment, net (Note 4)	6,092	5,040
Deferred tax asset	137,421	—
Goodwill	3,712	3,712
Intangible assets, net (Note 5)	3,431	3,293
Other noncurrent assets	711	728

	$196,143	$154,302

Liabilities and stockholders’ equity / partners’ (deficiency):
Current liabilities:
Current portion of long-term debt (Note 6)	$142	$56,393
Warehouse line of credit (Note 7)	23,200	125,700
Accrued compensation and related taxes	10,301	10,836
Accounts payable	1,890	856
Payable to affiliates (Note 16)	973	—
Other current liabilities	1,564	2,162
Deferred tax liability, net	73	—

Total current liabilities	38,143	195,947

Deferred rent credit	3,327	2,404
Payable to minority interest holder under tax receivable agreement (Note 11)	117,773	—
Other long-term liabilities	102	178
Long-term debt, less current portion (Note 6)	48	91

Total liabilities	159,393	198,620

Minority interest (Note 13)	10,277	—

Stockholders’ equity / partners’ (deficiency):
Class A common stock, par value $0.01 per share, 175,000,000 and 1,000 shares authorized, 16,445,000 and 1 share(s) outstanding, respectively	164	—
Class B common stock, par value $0.01 per share, 1 share authorized, and 1 share outstanding	—	—
Additional paid in capital	24,964	—
Partners’ (deficiency)	—	(44,318)
Retained earnings	1,345	—

Total stockholders’ equity / partners’ (deficiency)	26,473	(44,318)

	$196,143	$154,302

See accompanying notes to the consolidated financial statements.

HFF, Inc.
Consolidated Statements of Income
(Dollars In Thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenues
Capital markets services revenue	$54,225	$43,700
Interest on mortgage notes receivable	603	95
Other	717	733

	55,545	44,528

Expenses
Cost of services	33,537	27,443
Personnel	4,118	3,226
Occupancy	1,903	1,386
Travel and entertainment	1,506	1,245
Supplies, research, and printing	1,776	1,060
Insurance	488	475
Professional fees	1,593	320
Depreciation and amortization	1,020	725
Interest on warehouse line of credit	660	97
Other operating	1,230	1,028

	47,831	37,005

Operating income	7,714	7,523

Interest and other income	922	198
Interest expense	(394)	(17)

Income before income taxes and minority interest	8,242	7,704
Income tax expense	1,096	123

Income before minority interest	7,146	7,581
Minority interest	3,908	—

Net income	3,238	7,581

Less net income earned prior to IPO and reorganization (Note 12)	(1,893)	(7,581)

Net income attributable to Class A common stockholders	$1,345	$—

Earnings per share of Class A common stock:
Basic	$0.13
Diluted	$0.13
See accompanying notes to the consolidated statements.

HFF, Inc.
Consolidated Statements of Stockholders’ Equity/Partners’ Capital (Deficiency)
(Dollars In thousands, except share data)

				Additional
	Common Stock		Partners’	Paid in	Retained
	Shares	Amount	Capital	Capital	Earnings	Total
Stockholders equity / partners’ (deficiency), December 31, 2006	1	$—	$(44,318)	$—	$—	$(44,318)
Net income for the period from January 1 to January 30, 2007	—	—	1,893	—	—	1,893
Distributions	—	—	(5,299)	—	—	(5,299)
Repurchase of Class A Common stock	(1)	—	—	—	—	—
Net proceeds received from the issuance of 16,445,000 class A common stock in the initial public offering (IPO), less the utilization of net IPO proceeds for the repayment of bank term debt and the purchase of HFF Holdings interest in Holliday GP and 45% of HFF Holdings’ interest in the Operating Partnerships resulting in the elimination of partners’ capital and the recording of minority interest to effectuate the reorganization, as more fully described in Note 1.	16,445,000	164	47,724	4,049	—	51,937
Record the adjustments to give effect to the tax receivable agreement with HFF Holdings as more fully discussed in Note 11.	—	—	—	20,785	—	20,785
Other, net	—	—	—	130	—	130
Net income for the period from January 31 to March 31, 2007			—	—	1,345	1,345

Stockholders’ equity, March 31, 2007	16,445,000	$164	$—	$24,964	$1,345	$26,473

See accompanying notes to the consolidated financial statements.

HFF, Inc.
Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Three Months Ended March 31
	2007	2006
Operating activities
Net income	$3,238	$7,581
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	3,908	—
Stock based compensation	303	—
Deferred taxes	1,209	—
Depreciation and amortization:
Property and equipment	765	514
Intangibles	255	211
Increase (decrease) in cash from changes in:
Restricted cash	2,002	134
Accounts receivable	1,750	64
Receivable from /payable to affiliates	3,976	(59,007)
Mortgage notes receivable	102,500	14,700
Prepaid expenses and other current assets	1,751	447
Other noncurrent assets	(100)	111
Accrued compensation and related taxes	(535)	(729)
Accounts payable	1,034	(320)
Other accrued liabilities	(588)	87
Other long-term liabilities	261	(191)

Net cash provided by (used in) operating activities	121,729	(36,398)

Investing activities
Purchases of property and equipment	(1,241)	(189)

Net cash used in investing activities	(1,241)	(189)

Financing activities
Net borrowings on warehouse line of credit	(102,500)	(14,700)
Net borrowings on long-term debt	—	60,000
Payments on long-term debt	(56,294)	(28)
Issuance of common stock, net	272,118	—
Purchase of ownership interests in Operating Partnerships and Holliday GP	(215,877)	—
Deferred financing costs	(276)	(985)
Members’ distributions	(3,406)	(7,900)

Net cash (used in) provided by financing activities	(106,235)	36,387

Net increase (decrease) in cash	14,253	(200)
Cash and cash equivalents, beginning of period	3,345	8,836

Cash and cash equivalents, end of period	$17,598	$8,636

HFF, Inc.
Consolidated Statements of Cash Flows – continued
(Dollars In Thousands)

	Three Months Ended March 31,
	2007	2006
Supplemental disclosure of cash flow information
Cash paid for income taxes	$(33)	$123

Cash paid for interest	$1,496	$—

See accompanying notes to the consolidated financial statements.

HFF, Inc.
Notes to Consolidated Financial Statements
1. Organization and Basis of Presentation
Organization
HFF, Inc., through its Operating Partnerships, Holliday Fenoglio Fowler, L.P. a Texas limited partnership (“HFF LP”) and HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”), is a financial intermediary and provides capital market services including debt placement, investment sales, structured finance, private equity, investment banking and advisory services, note sale and note advisory services and commercial loan servicing and commercial real estate structured financing placements and loan servicing in 18 cities in the United States.
HFF LP was acquired on June 16, 2003 and accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No, 141, Business Combinations (SFAS No. 141). The total purchase price of $8.8 million was allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition.
During 2004, HFF LP and Holliday GP Corp., a Delaware corporation (“Holliday GP”), formed HFF Securities. HFF Securities is a broker-dealer that performs private placements of securities by raising equity capital from institutional investors for discretionary, commingled real estate funds to execute real estate acquisitions, recapitalizations, developments, debt investments, and other real estate-related strategies. HFF Securities may also provide other investment banking and advisory services on various project or entity-level strategic assignments such as mergers and acquisitions, sales and divestitures, recapitalizations and restructurings, privatizations, management buyouts, and arranging joint ventures for specific real estate strategies.
Offering and Reorganization
HFF, Inc., a Delaware corporation, (the “Company”), was formed in November 2006 in connection with a proposed initial public offering of its Class A common stock. On November 9, 2006, HFF, Inc. filed a registration statement on Form S-1 with the United States Securities and Exchange Commission (the “SEC”) relating to a proposed underwritten initial public offering of 14,300,000 shares of Class A common stock of HFF, Inc. (“the Offering”). On January 30, 2007, the SEC declared the registration statement on Form S-1 effective and the Company priced 14,300,000 shares for the initial public offering at a price of $18.00 per share. On January 31, 2007, the Company’s common stock began trading on the New York Stock Exchange under the symbol “HF.”
On February 5, 2007, the Company closed its initial public offering of 14,300,000 shares of common stock. Net proceeds from the sale of the stock were $236.4 million, net of $18.0 million of underwriting commissions and $3.0 million of offering expenses. The proceeds of the public offering were used to purchase from HFF Holdings all of the shares of Holliday GP and purchase from HFF Holdings partnership units representing approximately 39% of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP). HFF Holdings used approximately $56.3 million of its proceeds to repay all outstanding indebtedness under HFF LP’s credit agreement. Accordingly, the Company did not retain any of the proceeds from this offering.
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
In addition to cash received for its sale of all of the shares of Holliday GP and approximately 45% of partnership units of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP), HFF Holdings also received an exchange right that will permit HFF Holdings to exchange interests in the Operating Partnerships for shares of (i) HFF, Inc.’s Class A common stock (the “Exchange Right”) and (ii) rights under a tax receivable agreement between the Company and HFF Holdings (the “TRA”). See Notes 13 and 11 for further discussion of the exchange right held by the majority interest holder and the tax receivable agreement.

As a result of the reorganization, the Company became a holding company through a series of transactions pursuant to a sale and purchase agreement. Pursuant to the Offering and reorganization, HFF, Inc.’s sole assets are through its wholly-owned subsidiary HFF Partnership Holdings, LLC, a Delaware limited liability company (“Partnership Holdings”), partnership interests HFF LP and HFF Securities and all of the shares of Holliday GP.
The reorganization transaction is being treated, for financial reporting purposes, as a reorganization of entities under common control. As such, these financial statements present the consolidated financial position and results of operations as if HFF, Inc., Holliday GP and the Operating Partnerships (collectively referred to as the Company) were consolidated for all periods presented. All income earned by the Operating Partnerships prior to the offering is attributable to members of HFF Holdings, and is reflected in partners capital (deficiency) within the statement of equity. Income earned by the Operating Partnerships subsequent to the offering and attributable to the members of HFF Holdings is recorded as minority interest in the consolidated financial statements, with remaining income less applicable income taxes attributable to Class A common stockholders.
Basis of Presentation
The accompanying consolidated financial statements of HFF, Inc. as of March 31, 2007 and December 31, 2006 and for the quarters ended March 31, 2007 and March 31, 2006, include the accounts of HFF LP, HFF Securities, and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP, and Partnership Holdings. All significant intercompany accounts and transactions have been eliminated.
The purchase of shares of Holliday GP and partnership units in each of the Operating Partnerships are treated as reorganization under common control for financial reporting purposes. HFF Holdings owned 100% of Holliday GP, HFF LP Acquisition, LLC, a Delaware limited liability company (“Holdings Sub”), and the Operating Partnerships prior to the reorganization transaction and will continue to control these entities through HFF, Inc., the new public company. The initial purchase of shares of Holliday GP and the initial purchase of units in the Operating Partnerships will be accounted for at historical cost, with no change in basis for financial reporting purposes. Accordingly, the net assets of HFF Holdings purchased by HFF, Inc. are reported in the consolidated financial statement of HFF, Inc. at HFF Holdings’ historical cost.
As the sole stockholder of Holliday GP, the sole general partner of the Operating Partnerships, HFF, Inc. now operates and controls all of the business and affairs of the Operating Partnerships. HFF, Inc. will consolidate the financial results of the Operating Partnerships, and the ownership interest of HFF Holdings in the Operating Partnerships will be treated as a minority interest in HFF, Inc’s consolidated financial statements. HFF Holdings through its wholly-owned subsidiary, Holdings Sub, and HFF, Inc., through its wholly-owned subsidiaries Partnership Holdings and Holliday GP, are the only partners of the Operating Partnerships following the offering.
All income earned by the Operating Partnerships prior to the offering is attributable to members of HFF Holdings, and is reflected in partners capital (deficiency) within the statement of equity. Income earned by the Operating Partnerships subsequent to the offering and attributable to the members of HFF Holdings based on their remaining ownership interest (see Notes 12 and 13) is recorded as minority interest in the consolidated financial statements, with remaining income less applicable income taxes attributable to Class A common stockholders, and considered in the determination of earnings per share of Class A common stock (see Note 15).
Reclassifications
Certain items in the consolidated financial statements of prior years have been similarly reclassified to conform to current year’s presentation. Specifically, during the three months ended March 31, 2006 $55,000 of income related to the recognition of mortgage servicing rights has been reclassified from “Other operating” expenses to “Interest and other income.” During the three months ended March 31, 2007 $0.7 million of income related to the recognition of mortgage servicing rights has been reclassed from the presentation shown in the Company’s Form 8-K filed with the SEC on May 10, 2007.

2. Summary of Significant Accounting Policies
These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006. Accordingly, significant accounting policies and disclosures normally provided have been omitted as such items are disclosed therein. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three months ended March 31, 2007 are not necessarily indicative of the results expected for the year ending December 31, 2007.
Consolidation
HFF Inc. controls the activities of the operating partnerships through its 100% ownership interest of Holliday GP. As such in accordance with FASB Interpretation 46(R), Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51 (Issued 12/03) and Emerging Issues Task Force Abstract 04-5, Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, Holliday GP consolidates the Operating Partnerships as Holliday GP is the sole general partner of the Operating Partnerships and the limited partners do not have substantive participating rights or kick out rights. The ownership interest of HFF Holdings in the Operating Partnerships is reflected as a minority interest in HFF, Inc.’s consolidated financial statements.
The accompanying consolidated financial statements of HFF, Inc. as of March 31, 2007 and December 31, 2006, and for the quarters ended March 31, 2007 and March 31, 2006, include the accounts of HFF LP, HFF Securities, and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP and Partnership Holdings. The ownership interest of HFF Holdings in HFF LP and HFF Securities is treated as a minority interest in the consolidated financial statements of HFF, Inc. All significant intercompany accounts and transactions have been eliminated.
Income Taxes
HFF, Inc. and Holliday GP are corporations, and the Operating Partnerships are limited partnerships. The Operating Partnerships are subject to state and local income taxes. Income and expenses of the Operating Partnerships have been passed through and are reported on the individual tax returns of the members of HFF Holdings and on the corporate income tax returns of HFF, Inc., and Holliday GP. Income taxes shown on the Company’s consolidated statements of income reflect federal income taxes of the corporation and business and corporate income taxes in various jurisdictions. These taxes are assessed on the net income of the corporations, including its share of the Operating Partnerships’ net income.
The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and tax credit carryforwards, if any. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized in income in the period of the tax rate change. In assessing the realizability of deferred tax assets, the Company will consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Earnings Per Share
Subsequent to the Offering, the Company computes net income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income per share is computed by dividing income available to Class A common stockholders by the weighted average of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities (see Note 15). Prior to the Reorganization and the offering, the Company historically operated as a series of related partnerships and limited liability companies. There was no single capital structure upon which to calculate historical earnings per share information. Accordingly, earnings per share information has not been presented for periods prior to the offering.

Mortgage Servicing Rights
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
Effective January 1, 2007, the Company adopted the provisions of the Statement of Financial Accounting Standards Board No. 156 SFAS 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140,” or SFAS 156. Under SFAS No. 156, the standard requires an entity to recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract, regardless of whether explicit consideration is exchanged. The statement also permits a company to choose to either subsequently measure servicing rights at fair value and to report changes in fair value in earnings, or to retain the amortized method whereby servicing rights are recorded at the lower of cost or fair value and are amortized over their expected life, including servicing contracts with no recorded value. The Company retained the amortization method upon adoption of FAS 156, but began recognizing the fair value of servicing assets and liabilities on any new servicing contracts involving no consideration acquired after January 1, 2007, which resulted in the Company recording $0.4 million of additional income in the first quarter of 2007. This amount is recorded in “Interest and other income” in the Consolidated Income Statement.
Stock Based Compensation
Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. Under this method, the Company recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the adoption for which requisite service has not been provided as of January 1, 2006. The Company did not grant any share-based awards prior to January 31, 2007. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. For restricted stock awards, the fair value of the awards is calculated as the difference between the market value of the Company’s Class A common stock on the date of grant and the purchase price paid by the employee. The Company’s awards are generally subject to graded vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary.
Recent Accounting Pronouncements

FIN 48. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company adopted FIN 48 on January 1, 2007, the effect of which was immaterial to the consolidated financial statements. The Company has determined that no unrecognized tax benefits need to be recorded as of March 31, 2007.
SFAS 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157 or Statement). The Statement was issued to define fair value, establish a framework for measuring fair value in generally accepted accounting principles (GAAP), and to expand fair value disclosure requirements. Prior to issuance of this Statement, different definitions of fair value existed within GAAP, and there was limited guidance available on applying existing fair value definitions. The Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.
SFAS 159. In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits companies to report certain financial assets and financial liabilities at fair value. This statement may provide an opportunity for certain companies to reduce volatility in reported earnings caused by differences in the measurement of related assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact, if any, of this statement on its financial position and results of operations.
3. Stock Compensation
Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. Under this method, the Company recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the adoption for which requisite service has not been provided as of January 1, 2006. The Company did not grant any share-based awards prior to January 31, 2007. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. For restricted stock awards, the fair value of the awards is calculated as the difference between the market value of the Company’s Class A common stock on the date of grant and the purchase price paid by the employee. The Company’s awards are generally subject to graded vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary. A summary of the cost of the awards granted during the three month period ended March 31, 2007 is provide below.
Omnibus Incentive Compensation Plan
Prior to the effective date of the offering, the stockholder of HFF, Inc. and the Board of Directors adopted the HFF, Inc. 2006 Omnibus Incentive Compensation Plan (the “Plan”). The Plan authorizes the grant of deferred stock, restricted stock, options, stock appreciation rights, stock units, stock purchase rights and cash-based awards. Upon the effective date of the registration statement, grants were awarded under the Plan to certain employees and non-employee members of the Board of Directors. The Plan imposes limits on the awards that may be made to any individual during a calendar year. The number of shares available for awards under the terms of the Plan is 3,500,000 (subject to stock splits, stock dividends and similar transactions). For a description of the Plan, see Exhibit 10.9 to the form S-1 filed with the SEC on January 8, 2007.

The stock compensation cost that has been charged against income for the three months ended March 31, 2007, was $0.3 million. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.1 million.
The fair value of stock options is estimated on the grant date using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for the three months ended March 31, 2007:

Dividend yield	0.0%
Expected volatility	50.0%
Risk-free interest rate	4.5%
Expected life (in years)	6.5
A summary of option activity and related information during the period was a follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance at January 1, 2007	—	—	—	$—
Granted	20,835	$18.00	13 years	208
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Balance at March 31, 2007	20,835	$18.00		$208

		Weighted
		Average
		Exercise
	Options	Price
Nonvested at January 1, 2007	—	—
Granted	20,835	$18.00
Vested	—	—
Forfeited or expired	—	—

Nonvested at March 31, 2007	20,835

The weighted average grant date fair value of options granted during the three months ended March 31, 2007 was $0.2 million. No options were vested or were exercised during the three months ended March 31, 2007.
A summary of restricted stock units activity and related information during the period was as follows:

Restricted
Stock
Units
Balance at January 1, 2007	—
Granted	148,612
Converted to common stock	—
Forfeited or expired	—
Vested	(11,110)

Balance at March 31, 2007	137,502

The weighted average remaining contractual term of the nonvested restricted stock units is 4 years as of March 31, 2007.

4. Property and Equipment
Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Furniture and equipment	$4,545	$3,202
Computer equipment	1,687	1,530
Capitalized software costs	848	831
Leasehold improvements	5,072	5,005

Subtotal	12,152	10,568
Less accumulated depreciation and amortization	(6,060)	(5,528)

	$6,092	$5,040

At March 31, 2007 and December 31, 2006 the Company has recorded, within furniture and equipment, office equipment under capital leases of $0.5 million, including accumulated amortization of $0.3, which is included within depreciation and amortization expense on the accompanying consolidated statements of income. See Note 6 for discussion of the related capital lease obligations.
5. Intangible Assets
The Company’s intangible assets are summarized as follows (in thousands):

	March 31, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Amortizable intangible assets:
Mortgage servicing rights	$6,790	$(3,903)	$2,887	$6,085	$(3,695)	$2,390
Deferred financing costs	523	(79)	444	988	(185)	803
Unamortizable intangible assets:
NASD license	100	—	100	100	—	100

Total intangible assets	$7,413	$(3,982)	$3,431	$7,173	$(3,880)	$3,293

Amortization expense related to intangible assets was $ 0.3 million for each of the three month periods ended March 31, 2007 and March 31, 2006.
Estimated amortization expense for the remainder of 2007 and the next five years is as follows (in thousands):

Nine months ending December 31, 2007	$778
2008	873
2009	691
2010	352
2011	157
2012	135
The weighted-average life of these intangibles was five years at March 31, 2007.
6. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following at March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
Bank term note payable	$—	$56,250
Capital lease obligations	190	234

Total long-term debt and capital leases	190	56,484
Less current maturities	142	56,393

Long-term debt and capital leases	$48	$91

(a) The Credit Agreement
In March 2006, HFF LP entered into a credit agreement (the “Credit Agreement”) with a financial institution. The Credit Agreement was comprised of a $60.0 million term loan and a $20.0 million revolving credit facility. HFF Holdings distributed the $60.0 million proceeds from the term loan to the members generally based on their respective ownership interests. The terms of the Credit Agreement required quarterly payments of $1.25 million and annual payments equal to 22.5% of adjusted annual net income. In connection with the Credit Agreement, each member signed a revised operating agreement which required each member to repay their portion of the remaining outstanding balance of the loan in the event the member leaves the Company prior to the loan being repaid in full. The Company was obligated under the Credit Agreement to remit all amounts collected from withdrawing members to the financial institution for repayment of the loan.
The Credit Agreement, which had an original expiration date of March 29, 2010, was paid in full in connection with the proceeds from the initial public offering. Interest on outstanding balances was payable at the 30-day LIBOR rate (5.32% at March 31, 2007 and 5.33% at December 31, 2006) plus 2.50%. The Company had the option to convert revolving credit borrowings, subject to certain restrictions, to Base Note Rates upon which interest was calculated at the greater of the bank’s prime rate (8.25% at March 31, 2007 and December 31, 2006) plus 1.50% or the Federal Funds Effective Rate (5.30% at March 31, 2007 and 5.17% at December 31, 2006) plus 2.00%. The agreement also required payment of a commitment fee of .35% on the unused amount of credit. The Company did not borrow on this revolving credit facility during the year ended December 31, 2006 or during the three month period ended March 31, 2007.
The Credit Agreement contained various restrictive covenants relating to financial ratios, permitted investments, incurrence of indebtedness, distributions to members, and transactions with related parties. Obligations outstanding under the revolving credit agreement were collateralized by the ownership interests in HFF LP, Holliday GP, and HFF Securities.
On February 5, 2007, the Company entered into an Amended and Restated Credit Agreement with Bank of America (“Amended Credit Agreement”). The Amended Credit Agreement is comprised of a $40.0 million revolving credit facility, which replaced above Credit Agreement. The Amended Credit Agreement matures on February 5, 2010 and may be extended for one year based on certain conditions as defined in the agreement.
(b) Letters of Credit and Capital Lease Obligation
The Company has outstanding letters of credit of approximately $0.1 million and $2.1 million at March 31, 2007 and December 31, 2006, respectively, with the same bank as the term note and revolving credit arrangements, to comply with bonding requirements of certain state regulatory agencies, as security for three leases and as collateral to meet Freddie Mac net worth requirements. The Company segregated cash in a separate bank account to collateralize the letters of credit. The letters of credit expire through 2007 but can be automatically extended for one year except for the $2.0 million letter of credit with Freddie Mac, which expired on February 28, 2007 and is no longer required by Freddie Mac.
Capital lease obligations consist primarily of office equipment leases that expire at various dates through May 2010 and bear interest at rates ranging from 3.65% to 6.19%. A summary of future minimum lease payments under capital leases at March 31, 2006, is as follows (in thousands):

2007	$99
2008	47
2009	39
2010	5

$190

7. Warehouse Line of Credit
In 2005, HFF LP obtained an uncommitted warehouse line of credit for the purpose of funding the Freddie Mac mortgage loans that it originates. Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. As of March 31, 2007 and December 31, 2006, HFF LP had $23.2 million and $125.7 million, respectively, outstanding on the warehouse line of credit and a corresponding amount of mortgage notes receivable. Interest on the warehouse line of credit is at the 30-day LIBOR rate (5.32% and 5.84% at March 31, 2007 and December 31, 2006, respectively) plus a spread. HFF LP is also paid interest on its loan secured by a multifamily loan at the rate in the Freddie Mac note.
8. Lease Commitments
The Company leases various corporate offices, parking spaces, and office equipment under noncancelable operating leases. These leases have initial terms of two to ten years. The majority of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $1.4 million and $1.1 million for the three months ended March 31, 2007 and March 31, 2006, respectively.
Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (in thousands):

2008	$4,918
2009	4,054
2010	3,661
2011	3,134
2012	2,937
Thereafter	5,476

$24,180

The Company subleases certain office space to subtenants which may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.
The Company also leases certain office equipment under capital leases that expire at various dates through 2010. See Note 4 and Note 6 above for further description of the assets and related obligations recorded under these capital leases at March 31, 2007 and December 31, 2006, respectively.
HFF Holdings is not an obligor, nor does it guarantee any of the Company’s leases.
9. Servicing
The Company services commercial real estate loans for investors. The servicing portfolio totaled $19.0 billion and $18.0 billion at March 31, 2007 and December 31, 2006, respectively.
In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At March 31, 2007 and December 31, 2006, the funds held in escrow totaled $74.5 million and $104.4 million, respectively. These funds, and the offsetting liabilities, are not presented in the Company’s financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the combined statements of income.

10. Legal Proceedings
The Company is party to various litigation matters, in most cases involving ordinary course and routine claims incidental to its business. The Company cannot estimate with certainty its ultimate legal and financial liability with respect to any pending matters. In accordance with SFAS 5, Accounting for Contingencies, a reserve for estimated losses is recorded when the amount is probable and can be reasonably estimated. However, the Company believes, based on examination of such pending matters that its ultimate liability will not have a material adverse effect on its business or financial condition.
11. Income Taxes
Income tax expense includes current and deferred taxes as follows (dollars in thousands):

	Current	Deferred	Total
Three Months Ended March 31, 2007:
Federal	$—	$902	$902
State	60	134	194

	$60	$1,036	$1,096

Three Months Ended March 31, 2006:
Federal	$6	$—	$6
State	117	—	117

	$123	$—	$123

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the three months ended March 31, 2007 (dollars in thousands):

	Rate	Expense
Taxes computed at federal tax rate	35.0%	$854
State and local taxes, net of federal tax benefit	7.9%	194
Adjustment to prior years’ taxes	0.8%	19
Meals and entertainment	1.2%	29

Income tax expense	44.9%	$1,096

Total income tax expense recorded for the three months ended March 31, 2007, included $35,000 of state and local taxes on income allocated to the minority interest holder.

Deferred income tax assets and liabilities consist of the following at (dollars in thousands):

March 31, 2007
Deferred income tax assets
Section 754 election tax basis step-up	$137,454
Tenant improvements	313
Goodwill	170
Restricted stock units	99
Other	81

138,117

Less: valuation allowance	—

Deferred income tax asset	138,117

Deferred income tax liabilities
Compensation	(113)
Servicing rights	(391)
Deferred rent	(265)

Deferred income tax liability	(769)

Net deferred income tax asset (liability)	$137,348

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN No. 48”). FIN No. 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is the determination of whether a tax position should be recognized. Under FIN 48, a tax position taken or expected to be taken in a tax return is to be recognized only if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two, for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company adopted FIN 48 on January 1, 2007, the effect of which was immaterial to the consolidated financial statements. The Company has determined that no unrecognized tax benefits needs to be recorded as of March 31, 2007.
The Company will recognize interest and penalties related to unrecognized tax benefits in “Interest and other income (expense).” There were no interest or penalties recorded in the three month period ended March 31, 2007.
Tax Receivable Agreement
As a result of the offering, HFF LP and HFF Securities made an election under Section 754 of the Internal Revenue Code for 2007, and intend to have an election for each taxable year in which an exchange of partnership units for shares occurs. The initial sale as a result of the offering increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of future tax payments to the extent that the Company has future taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $138.6 million and has recorded this amount as a deferred tax asset on its Consolidated Balance Sheet. The Company is obligated, however, pursuant to its Tax Receivable Agreement with HFF Holdings, to pay to HFF Holdings, on an after-tax basis, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement.
The Company accounts for the income tax effects and corresponding tax receivable agreement effects as a result of the initial purchase and the sale of units of the Operating Partnerships in connection with the reorganization transactions and future exchanges of Operating Partnership units for the Company’s Class A shares by recognizing a deferred tax asset for the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships, based on enacted tax rates at the date of the transaction, less any tax valuation allowance the Company believes is required. The Company believes it is more likely than not that it will realize the benefit represented by the deferred tax asset, and, therefore, the Company recorded 85% of the estimated amount of the increase in deferred tax assets, as a liability to HFF Holdings under the tax receivable agreement and the remaining 15% of the increase in deferred tax assets directly in additional paid-in capital in stockholders’ equity. All of the effects of changes in any of the Company’s estimates after the date of any exchange will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.
While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the payments that will be made to HFF Holdings will be $117.8 million and has recorded this obligation to HFF Holdings as a liability on the Consolidated Balance Sheets. The Company has recorded the $20.8 million difference between the $138.6 million benefit and the initial $117.8 million liability to HFF Holdings as an increase in Stockholders’ Equity. The term of the tax receivable agreement commenced upon consummation of the offering (January 31, 2007) and will continue until all such tax benefits have been utilized or expired, including the tax benefits derived from future exchanges.

12. Supplemental Statements of Income
The Supplemental Statements of Income set forth in the table below are provided to principally give additional information regarding the Company’s change in ownership interests in the Operating Partnerships that occurred in the first quarter 2007. The changes in the Company’s ownership interest in the Operating Partnerships are a result of the initial public offering on January 30, 2007, and the underwriters’ exercise of their option to purchase additional shares on February 21, 2007.
HFF, Inc.
Consolidated Operating Results
(dollars in thousands, except per share data)

	Period		Period
	1/1/07	Period 1/31/07	2/22/07	Three Months
	through	through	through	Ended March
	1/30/07	2/21/07	3/31/07	31, 2007
Revenue	$17,467	$12,308	$25,770	$55,545

Operating expenses:
Cost of services	10,817	8,160	14,560	33,537
Operating, administrative and other	4,427	2,663	6,184	13,274
Depreciation and amortization	358	273	389	1,020

Total Expenses	15,602	11,096	21,133	47,831

Operating income	1,865	1,212	4,637	7,714

Interest and other income	401	169	352	922
Interest expense	(373)	(14)	(7)	(394)

Income before income taxes and minority interest	1,893	1,367	4,982	8,242

Income tax expense	—	151	945	1,096

Income before minority interest	1,893	1,216	4,037	7,146

Minority interest	—	1,029	2,879	3,908

Net income	$1,893	$187	$1,158	$3,238

Less net income earned prior to IPO and reorganization	(1,893)	—	—	(1,893)

Income available to common stockholders	$—	$187	$1,158	$1,345

Net income per share — basic				$0.13

Net income per share — diluted				$0.13

13. Minority Interest
Minority interest recorded in the consolidated financial statements of HFF, Inc. relates to the ownership interest of HFF Holdings in the Operating Partnerships. As a result of the offering and reorganization discussed in Note 1, partners’ capital was eliminated from equity and minority interest of $10.3 million was recorded representing HFF Holdings remaining interest in the Operating Partnerships following the initial public offering and the underwriter’s exercise of the overallotment option on February 21, 2007, along with HFF Holdings proportional share of net income earned by the Operating Partnership subsequent to the change in ownership as reflected in the following table (dollars in thousands): The table below sets forth the minority interest amount recorded for the first quarter 2007, which includes the period following the initial public offering on January 30, 2007, and for the period following the underwriter’s exercise of the overallotment option on February 21, 2007 (dollars in thousands).

		Period	Period
	Period 1/1/07	1/31/07	2/22/07
	through	through	through	Three months
	1/30/07	2/21/07	3/31/07	ended 3/31/07
Net income from operating partnerships	$1,922	$1,683	$5,206	$8,811

Minority interest ownership percentage		61.14%	55.31%

Minority interest		$1,029	$2,879	$3,908

As a result of the offering, HFF Holdings beneficially owns 20,355,000 partnership units in each of the Operating Partnerships. Pursuant to the terms of HFF, Inc.’s amended and restated certificate of incorporation, HFF Holdings can from time to time exchange its partnership units in the Operating Partnerships for shares of the Company’s Class A common stock on the basis of two partnership units, one for each Operating Partnership, for one share of Class A common stock, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The following table reflects the exchangeability of HFF Holdings’ rights to exchange its partnership units in the Operating Partnerships for shares of the Company’s Class A common stock, pursuant to contractual provisions in the HFF Holdings Operating Agreement. However, these contractual provisions may be waived, amended or terminated by a vote of the members holding 65% of the interests of HFF Holdings following consultation with the board of directors.

	Number of	Percentage of
	Additional	HFF
	Shares	Holdings’
	of Class A	Partnership
	Common	Units in the
	Stock Expected	Operating
	to	Partnerships
	Become	Becoming
	Available	Eligible
Anniversary of the Offering	for Exchange	for Exchange
Second	5,088,750	25%
Third	5,088,750	25%
Fourth	5,088,750	25%
Fifth	5,088,750	25%

Total	20,355,000	100%

HFF Holdings was issued one share of the Company’s Class B common stock. Class B common stock has no economic rights but entitles the holder to a number of votes equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships as of the relevant record date of the HFF, Inc., stockholder action are exchangeable.
14. Stockholders Equity
The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share, and 1 share of Class B common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. HFF Holdings has been issued one share of Class B common stock. Class B common stock has no economic rights but entitles the holder to a number of votes equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships, as of the relevant record date for the HFF, Inc. stockholder action, are exchangeable. Holders of Class A and Class B common stock will vote together as a single class on all matters presented to our stockholders for their vote or approval. The Company has issued 16,445,000 shares of Class A common stock and 1 share of Class B common stock as of March 31, 2007.
15. Earnings Per Share
The Company’s net income and weighted average shares outstanding for the three month period ended March 31, 2007, consists of the following (dollars in thousands):

Three Months
Ended
March 31, 2007
Net income	$3,238

Net income available for Class A common stockholders	$1,345
Weighted Average Shares Outstanding:
Basic	10,422,574
Diluted	10,427,320
Net income per share information is not applicable for reporting periods prior to January 31, 2007, the date of the initial public offering. The calculations of basic and diluted net income per share amounts for the three month period ended March 31, 2007 are described and presented below.
Basic Net Income per Share
Numerator — utilizes net income attributable to Class A common stockholders for the three month period ended March 31, 2007.
Denominator — utilizes the weighted average shares of Class A common stock for the three month period ended March 31, 2007, including 11,110 restricted stock units that have vested and whose issuance is no longer contingent.

     Diluted Net Income per Share
Numerator — utilizes net income attributable to Class A common stockholders for the three month period ended March 31, 2007 as in the basic net income per share calculation described above including income allocated to minority interest holder upon assumed exercise of exchange rights.
Denominator — utilizes the weighted average shares of Class A common stock for the three months ended March 31, 2007, including 11,110 restricted stock units that have vested and whose issuance is no longer contingent, the dilutive effect of the unrestricted stock units and stock options, and the issuance of Class A common stock upon exercise of the exchange right by the minority interest holder.

Three Months
Ended
March 31, 2007
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common stockholders	$1,345

Denominator:
Weighted average number of shares of Class A common stock outstanding	10,422,574

Basic net income per share of Class A common stock	$0.13

Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common stockholders	$1,345
Add—dilutive effect of:

Income allocated to minority interest holder upon assumed exercise of exchange rights	—

Denominator:
Basic weighted average number of shares of Class A common stock	10,422,574
Add—dilutive effect of:

Unvested restricted stock units	4,746

Stock options	—

Minority interest holder exchange rights	—

Weighted average common shares outstanding – diluted	10,427,320

Diluted earnings per share of Class A common stock	$0.13
16. Related Party Transactions
The Company allocated expenses to two affiliates for services performed on behalf of the affiliates of approximately $56,000 during the three months ended March 31, 2007. The Company made payments on behalf of and allocated additional expenses to two affiliates of approximately $0.9 million and $0.1 million, respectively, during the three months ended March 31, 2007. The Company received amounts from two affiliates of approximately $1.5 million during the three months ended March 31, 2007. In addition, the Company recorded a payable to two affiliates in the amount of $3.5 million during the three months ended March 31, 2007 for net working capital adjustments as a result of the IPO transaction. The Company has a net payable to affiliates at March 31, 2007 of $1.0 million and had a net receivable from affiliates of $3.0 million at December 31, 2007.
As a result of the offering, the Company entered into a tax receivable agreement with HFF Holdings that provides for the payment by the Company to HFF Holdings of 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increase in tax basis of the assets owned by HFF LP and HFF Securities and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. The Company will retain the remaining 15% of cash savings, if any, in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities allocable to the Company as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the offering and will continue until all such tax benefits have been utilized or have expired. See Note 17, “Commitments and Contingencies” for the amount recorded in relation to this agreement.
17. Commitments and Contingencies
The Company is obligated pursuant to its Tax Receivable Agreement with HFF Holdings, to pay to HFF Holdings, on an after tax basis, 85% of the amount of tax the Company saves for each tax period as a result of the increased tax benefits. The Company has recorded $117.8 million for this obligation to HFF Holdings as a liability on the consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
              The following discussion summarizes the financial position of HFF, Inc. and its subsidiaries as of March 31, 2007, and the results of their operations for the three month period ended March 31, 2007, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the combined financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2006
Overview
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
              We operate in one reportable segment, the commercial real estate financial intermediary segment and offer debt placement, investment sales, structure finance, equity placement, investment banking service and commercial loan servicing.
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
              Other factors that may adversely affect our business are discussed under the heading “Forward-Looking Statements” and under the caption “Risk Factors” in this Quarterly Report on Form 10-Q.
Results of Operations
              Following is a discussion of our results of operations for the three months ended March 31, 2007 and March 31, 2006. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	For the Three Months Ended
	March 31,
	2007		2006		Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$54,225	97.6%	$43,700	98.1%	$10,525	24.1%
Interest on mortgage notes receivable	603	1.1%	95	0.2%	508	534.7%
Other	717	1.3%	733	1.6%	(16)	(2.2)%

Total revenues	55,545	100.0%	44,528	100.0%	11,017	24.7%
Operating expenses
Cost of services	33,537	60.4%	27,443	61.6%	6,094	22.2%
Personnel	4,118	7.4%	3,226	7.2%	892	27.7%
Occupancy	1,903	3.4%	1,386	3.1%	517	37.3%
Travel and entertainment	1,506	2.7%	1,245	2.8%	261	21.0%
Supplies, research and printing	1,776	3.2%	1,060	2.4%	716	67.5%
Other	4,991	9.0%	2,590	5.9%	2,346	88.7%

Total operating expenses	47,831	86.1%	36,950	83.1%	10,826	29.3%

Operating income	7,714	13.9%	7,578	16.9%	191	2.5%
Interest and other income	922	1.7%	143	0.4%	724	NM
Interest expense	(394)	(0.7)%	(17)	0.0%	(377)	NM

Income before income taxes and minority interest	8,242	14.8%	7,704	17.3%	538	7.0%
Income tax expense	1,096	2.0%	123	0.3%	973	NM

Income before minority interest	7,146	12.9%	7,581	17.0%	(435)	(5.7)%
Minority interest	3,908	0.0%	—	0.0%	3,908	NM

Net income	$3,238	5.8%	$7,581	17.0%	$(4,343)	(57.3)%

“NM” = Not Meaningful
     Revenues. Our total revenues were $55.5 million for the three months ended March 31, 2007 compared to $44.5 million for the same period in 2006, an increase of $11.0 million, or 24.7%. Revenues increased primarily as a result of increased capital market services revenues.

•	The revenues we generated from capital markets services for the three months ended March 31, 2007 increased $10.5 million, or 24.1%, to $54.2 million from $43.7 million for the same period in 2006. The increase is primarily attributable to an increase in both the number and the average dollar value of transactions closed during the first quarter of 2007 compared to the first quarter of 2006.

•	The revenues derived from interest on mortgage notes were $0.6 million for the three months ended March 31, 2007 compared to $0.1 million for the same period in 2006, an increase of $0.5 million. Revenues increased primarily as a result of increased value of Freddie Mac loans in the first quarter of 2007 compared to the first quarter of 2006.

•	The other revenues we earned were approximately $0.7 million for both of the three month periods ended March 31, 2007 and March 31, 2006.
     Total Operating Expenses. Our total operating expenses were $47.1 million for the three months ended March 31, 2007 compared to $36.9 million for the same period in 2006, an increase of $10.2 million, or 27.5%. Expenses increased primarily due to increased cost of services due to increase in capital market services revenue, personnel due to an increase in total headcount and increased professional fees as a result of the Company’s public company status in 2007.
•	The costs of services for the three months ended March 31, 2006 increased $6.1 million, or 22.2%, to $33.5 million from $27.4 million for the same period in 2006. The increase is primarily the result of the increase in capital market services revenues and related reimbursed expenses, shown in “Other” revenues. Cost of services as a percentage of capital market services and other revenues were approximately 60.4% and 61.6% for the three month periods ended March 31, 2007 and March 31, 2006, respectively.

•	Personnel expenses that are not directly attributable to providing services to our clients for the three months ended March 31, 2007 increased $0.9 million, or 27.7%, to $4.1 million from $3.2 million for the same period in 2006. The increase is primarily related to an increase in total headcount at March 31, 2007 compared to March 31, 2006, and stock compensation expense related to the grant of options to the board of directors in the first quarter of 2007 in conjunction with the initial public offering.

•	Occupancy, travel and entertainment, and supplies, research and printing expenses for the three months ended March 31, 2007 increased $1.5 million, or 40.5%, to $5.2 million compared to the same period in 2006. These increases are primarily due to increased business activity and additional space occupied, higher rents and new office space.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $5.0 million in the three months ended March 31, 2007, an increase of $2.3 million, or 88.7%, versus $2.6 million in the three months ended March 31, 2006. This increase is primarily related an increase in professional fees in the amount of $1.2 million resulting from the Company’s public company status in 2007, and increased interest on the warehouse line of credit due to a larger balance outstanding at March 31, 2007 compared to March 31, 2006, during which three month period there was no outstanding balance.
     Net Income. Our net income for the three months ended March 31, 2007 was $3.2 million, a decrease of $4.4 million versus $7.6 million for the same fiscal period in 2006. We attribute this decrease to several factors, with the more significant cause being an increase of operating expenses of $10.2 million. Other factors included:
•	Interest and other income, partially offsetting the costs we incurred in these periods, increased $0.7 million, to $0.9 million versus $0.1 million earned in the three months ended March 31, 2006. This increase is primarily due to the of the adoption of FAS 156 in the first quarter 2007, which resulted in the recording of $0.4 million of additional income.

•	The interest expense we incurred in the three months ended March 31, 2007 totaled $0.4 million, an increase of $0.4 million from $17,000 of similar expenses incurred in the three months ended March 31, 2006. This increase resulted from interest expense in the amount of $0.4 million on the Credit Agreement with Bank of America.

•	Income tax expense was approximately $1.1 million for the three months ended March 31, 2007, an increase of $1.0 million from $0.1 million in the three months ended March 31, 2006. This increase is primarily due to the reorganization that occurred during the first quarter 2007.

Cash Flows
     Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of distributions to members of HFF Holdings and payment of commissions and bonuses to employees.
     2007
     Cash and cash equivalents increased $14.3 million in the three months ended March 31, 2007. Net cash of $121.7 million was provided by operating activities, primarily resulting from a $102.5 million decrease in mortgage notes receivable. Cash of $1.2 million was used for investing in property and equipment. Financing activities used $106.2 million of cash primarily due to a $102.5 million decrease in our warehousing line of credit, the payoff of the credit facility in the amount of $56.3 million and the purchase of partnership interests in HFF LP and HFF Securities and shares of Holliday GP. This decrease in cash was partially offset by the proceeds from the issuance of our Class A common stock of $272.1 million.
     2006
     Cash and cash equivalents decreased $0.2 million in the three months ended March 31, 2006. Operating activities used cash of approximately $36.4 million, primarily resulting from a payable to affiliate of $59.0 million which was partially offset by $7.6 million in net income and a $14.7 million increase in mortgage notes receivable. Cash of $0.2 million was used to invest in property and equipment. Financing activities provided $36.4 million of cash primarily from the proceeds of $60.0 million from the credit facility which was offset by payments in 2006 of $14.7 million under our warehouse line of credit and a distribution to HFF Holdings of $7.9 million.
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
     Over the three month period ended March 31, 2007, we generated approximately $18.7 million of cash from operations, excluding the funding of Freddie Mac loan closings discussed below. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the three months ended March 31, 2007, we incurred approximately $47.8 million in total operating expenses. The majority of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the three months ended March 31, 2007, approximately 59.9% of our operating expenses were variable expenses. Our liquidity needs related to our long term obligations are primarily related to our facility leases. In connection with our initial public offering, we paid off the entire balance of our credit facility of $56.3 million and entered into a new credit facility that provides us with a $40.0 million line of credit which was not drawn upon as of March 31, 2007. We believe that cash flows from operating activities will be sufficient to satisfy our long-term obligations. For the three months ended March 31, 2007, we incurred approximately $1.9 million in occupancy expenses and approximately $0.4 million in interest expense.
     Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. Assuming current conditions remain unchanged and our pipeline remains strong, we believe that cash flows from operating activities should be sufficient for us to fund our current obligations for the next 12 months and beyond. In addition, we maintain and intend to continue to maintain lines of credit that can be utilized should the need arise. In the course of the past several years, we have entered into financing arrangements designed to strengthen our liquidity. Our current principal financing arrangements are described below.
     On March 29, 2006, we entered into an $80.0 million credit agreement with Bank of America, N.A. with an original maturity date of March 29, 2010, subject to our option to extend the maturity date an additional 12 months upon the satisfaction of certain conditions set forth in the credit agreement. The agreement consisted of a senior secured term loan facility in an aggregate amount of $60.0 million and a senior secured revolving credit facility in an aggregate amount of $20.0 million. Borrowings under the credit agreement accrued interest at the applicable thirty-day London Interbank Offered Rate, or LIBOR (5.33% at December 31, 2006), plus 250 basis points. We recognized approximately $1 million of debt issuance cost and $3.5 million of interest expense for the twelve months ended December 31, 2006. The proceeds from this term loan facility borrowings were used for distribution payments to the members of HFF Holdings. As a result of the initial public offering, all amounts outstanding under this facility, including the $20.0 million line of credit, became immediately due and payable upon the offering. A portion of the proceeds from the initial public offering was used to repay all outstanding borrowing under the term loan facility and the revolving credit facility. We then entered into a new credit facility with Bank of America, N.A. for a new $40 million line of credit that was put in place contemporaneously with the consummation of the initial public offering. We believe that our results from operations plus our new revolver of $40.0 million are sufficient to meet our working capital needs.
     We regularly monitor our liquidity position, including cash levels, credit lines, interest and payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. We maintain a line of credit under our revolving credit facility in excess of anticipated liquidity requirements. As of March 31, 2007, we had $40 million in undrawn line of credit available to us under our credit agreement with Bank of America, N.A. This facility provides us with the ability to meet short-term cash flow needs resulting from our various business activities. If this facility proves to be insufficient or unavailable to us, we would seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining such additional financing on acceptable terms or at all. In addition, we entered into a tax receivable agreement with HFF Holdings that will provide for the payment by us to HFF Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of these increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement.

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
     Goodwill. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the fair value of the Company. In determining the fair value of the Company for purposes of evaluating goodwill for impairment, we utilize a valuation multiple approach. In applying this approach, we use recent historical EBITDA amounts and multiply by EBITDA multiples observed in transactions in the market. We utilize judgment in determining which market transactions best represent our Company and the mix of our revenue streams. We evaluate goodwill for impairment at the reporting unit level, which are the financial statements of HFF LP. Based on HFF LP’s EBITDA levels as of December 31, 2006 and the results of recent transactions in the market, HFF LP’s twelve-month rolling EBITDA could decrease by more than $50 million before our estimated fair value of the Company would be lower than the book value of the Company. Goodwill is considered impaired if the recorded book value of goodwill exceeds the implied fair value of goodwill as determined under this valuation technique. We use our best judgment and information available to us at the time to perform this review. Because our assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ. There were no indications of any decrease in value at the end of the first quarter which would require the need for an impairment analysis.
     Intangible Assets. Our intangible assets primarily include servicing rights under agreements with third party lenders and deferred financing costs. Servicing rights are recorded at the lower of cost or market. Management makes certain judgments and estimates in determining the fair value of servicing rights. These judgments and estimates include prepayment levels of the underlying mortgages, the income margin expected to be realized by the Company and the discount rate. The prepayment level is the most important factor affecting the value of the servicing rights. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of December 31, 2006, the fair value and net book value of the servicing rights were $2.8 million and $2.4 million, respectively. A 10% and 20% increase in the level of assumed prepayments would decrease the estimated fair value of the servicing rights by 35% and 49%, respectively. A 10% and 20% decrease in the estimated net income margin of the servicing business would decrease the estimated fair value of the servicing rights by 29% and 37%, respectively. A 10% and 20% increase in the discount rate would decrease the estimated fair value of the servicing rights by 25% and 29%, respectively. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized over their estimated useful life using a method of amortization that reflects the pattern of economic benefit, which results in an accelerated level of amortization over eight years. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment. There were no indications of any decrease in value at the end of the first quarter which would require the need for an impairment analysis.
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
Seasonality
     Our capital markets services revenue is seasonal, which can affect an investor’s ability to compare our financial condition and results of operation on a quarter-by-quarter basis. Historically, this seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. The concentration of earnings and cash flows in the last six months of the year is due to an industry-wide focus of clients to complete transactions towards the end of the calendar year.
Effect of Inflation
     Inflation will significantly affect our compensation costs, particularly those not directly tied to our transaction professionals’ compensation, due to factors such as increased costs of capital. The rise of inflation could also significantly and adversely affect certain expenses, such as debt service costs, information technology and occupancy costs. To the extent that inflation results in rising interest rates and has other effects upon the commercial real estate markets in which we operate and, to a lesser extent, the securities markets, it may affect our financial position and results of operations by reducing the demand for commercial real estate and related services which could have a material adverse effect on our financial condition. See Part II – Other Information – Item 1A – Risk Factors.
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
     FIN 48. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company adopted FIN 48 on January 1, 2007, the effect of which was immaterial to the consolidated financial statements. The Company has determined that no unrecognized tax benefits needs to be recorded as of March 31, 2007.
     SFAS 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157 or Statement). The Statement was issued to define fair value, establish a framework for measuring fair value in generally accepted accounting principles (GAAP), and to expand fair value disclosure requirements. Prior to issuance of this Statement, different definitions of fair value existed within GAAP, and there was limited guidance available on applying existing fair value definitions. The Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.
     SFAS 159. In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits companies to report certain financial assets and financial liabilities at fair value. This statement may provide an opportunity for certain companies to reduce volatility in reported earnings caused by differences in the measurement of related assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact, if any, of this statement on its financial position and results of operations.

Recent Developments
     In connection with our initial public offering, in February 2007, we entered into an amended and restated credit agreement with Bank of America, N.A. This credit agreement consists of a revolving credit facility in the maximum principal amount of $40.0 million. Borrowings under the credit agreement bear interest at (a) the applicable London Interbank Offered Rate, or LIBOR rate (for interest periods of one, two, three, six or twelve months) plus (b) the applicable margin of 200 basis points, 175 basis points or 150 basis points (such margin is determined from time to time in accordance with the credit agreement, based on our then applicable consolidated leverage ratio). We may also elect, subject to the terms of the credit agreement, to cause borrowings to accrue interest at the Base Rate, which is equal to the greater of (i) the federal funds rate plus 50 basis points or (ii) the prime rate, as determined pursuant to the credit agreement, plus 150 basis points. As of March 31, 2007, we had no borrowings under our revolving credit facility. The credit agreement matures on April 5, 2010, subject to our option to extend the maturity date an additional twelve months upon the satisfaction of certain conditions set forth in the credit agreement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Due to the nature of our business and the manner in which we conduct our operations, in particular that our financial instruments which are exposed to concentrations of credit risk consist primarily of short-term cash investments, we believe we do not face any material interest rate risk, foreign currency exchange rate risk, equity price risk or other market risk.
Item 4. Controls and Procedures
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
          The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.
          Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.
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
Changes in Internal Controls
          There were no changes in our internal control over financial reporting that occurred during the three month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
          We are party to various litigation matters, in most cases involving normal ordinary course and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending matters. However, we believe, based on our examination of such pending matters, that our ultimate liability for such matters will not have a material adverse effect on our business or financial condition.
Item 1A. Risk Factors.
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A.-“Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          In connection with our initial public offering and the reorganization transactions effected immediately prior to the consummation of our initial public offering, HFF Holdings sold all of the shares of Holliday GP, which was the sole general partner of each of the Operating Partnerships, and approximately 45% of the partnership units in each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP), to HoldCo LLC to our wholly owned subsidiary in exchange for the net proceeds from our initial public offering and one share of Class B common stock of the Company. The sale of the share of Class B Common Stock to HFF Holdings was made in reliance on the exemption from registration under Section 4(2) of the Securities Act.
          On February 5, 2007, the Company closed its initial public offering of 14,300,000 shares of common stock registered on its registration statement (No. 333-138579), effective January 30, 2007, to a syndicate of underwriters led by Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated as joint book-running managers and as representatives of the underwriters for the offering. Net proceeds from the sale of the stock were $236.4 million, net of $18.0 million of underwriting commissions and approximately $3.0 million of offering expenses. The proceeds of the public offering were used to purchase from HFF Holdings all of the shares of Holliday GP and purchase from HFF Holdings partnership units representing approximately 39% of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP). HFF Holdings used approximately $56.3 million of its proceeds to repay all outstanding indebtedness under HFF LP’s credit agreement.
          On February 22, 2007, the underwriters exercised their option to purchase an additional 2,145,000 shares of Class A common stock (15% of original issuance) at $18.00 per share. Net proceeds of the overallotment were $35.9 million, net of approximately $2.7 million of underwriting commissions and other expenses. These proceeds were used to purchase HFF Holdings partnership units representing approximately 6.0% of each of the Operating Partnerships.
          Accordingly the Company did not retain any of the proceeds from either the initial public offering or the exercise of the overallotment.
Item 3. Defaults Upon Senior Securities.
          None.

Item 4. Submission of Matters to a Vote of Security Holders.
          By written consent dated January 30, 2007 and in connection with the Company’s initial public offering, the sole stockholder of the Company at that time approved and adopted the Amended and Restated Certificate of Incorporation, the Profit Participation Plan and the Company’s Omnibus Incentive Compensation Plan, as well as approved the Sale and Merger Agreement effecting the reorganization transactions and approved and ratified the initial public offering on the terms and conditions set forth in the Company’s registration statement.
Item 5. Other Information.
          None.
Item 6. Exhibits.
A. Exhibits
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HFF, INC.

Dated: May 15, 2007	By:	/s/ John H. Pelusi, Jr. John H. Pelusi, Jr
Chief Executive Officer, Director and
Executive Managing Director
(Principal Executive Officer)

Dated: May 15, 2007	By:	/s/ Gregory R. Conley Gregory R. Conley
Chief Financial Officer
(Principal Financial and Accounting
Officer)

EXHIBIT INDEX
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).