Form 10-Q/A
period 2007-03-31
HFF, Inc.
filed 2007-05-18
CIK 1380509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, which was filed with the Securities and Exchange Commission on May 15, 2007 (the “Original 10-Q”), is being filed to correct clerical errors that affected the following items in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”: (i) the “Operating expenses—Other,” “Total operating expenses,” “Operating income,” and “Interest and other income” amounts for the three months ended March 31, 2006 presented in the financial statement table in the section entitled “Results of Operations”; (ii) the “Minority interest” percentage of revenue amount for the three months ended March 31, 2007 presented in the financial statement table in the section entitled “Results of Operations”; (iii) certain formatting presented in the financial statement table in the section entitled “Results of Operations”; (iv) the amounts and percentages presented in the first paragraph of the section entitled “Total Operating Expenses”; (v) the amount presented in the second sentence of the first paragraph of the section entitled “Net Income”; (vi) the third amount presented in the first sentence of the first bullet of the section entitled “Net Income”; and (vii) the amount presented in the first sentence of the third paragraph of the section entitled “Liquidity and Capital Resources.” No other amounts presented in the Original 10-Q were impacted by these clerical errors and the amounts and percentages for these items were correct where otherwise presented in the Original 10-Q.
This Amendment contains the complete text of the Original 10-Q with the corrected information appearing in the sections of “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” specified above and does not change any other section of the Original 10-Q. This Amendment continues to speak as of the date of the Original 10-Q. We have not updated the disclosures contained in this Amendment to reflect any events that occurred at a date subsequent to the filing of the Original 10-Q.
In addition, in accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Amendment includes current dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Such certifications are attached to this Amendment as Exhibits 31.1, 31.2 and 32.1.

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
Reclassifications
Certain items in the consolidated financial statements of prior years have been reclassified to conform to current year’s presentation. Specifically, during the three months ended March 31, 2006 $55,000 of income related to the recognition of mortgage servicing rights has been reclassified from “Other operating” expenses to “Interest and other income.” During the three months ended March 31, 2007 $0.7 million of income related to the recognition of mortgage servicing rights has been similarly reclassified from the presentation shown in the Company’s Form 8-K filed with the SEC on May 10, 2007.

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

	For the Three Months Ended
	March 31,
	2007		2006		Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$54,225	97.6%	$43,700	98.1%	$10,525	24.1%
Interest on mortgage notes receivable	603	1.1%	95	0.2%	508	534.7%
Other	717	1.3%	733	1.6%	(16)	(2.2)%

Total revenues	55,545	100.0%	44,528	100.0%	11,017	24.7%
Operating expenses
Cost of services	33,537	60.4%	27,443	61.6%	6,094	22.2%
Personnel	4,118	7.4%	3,226	7.2%	892	27.7%
Occupancy	1,903	3.4%	1,386	3.1%	517	37.3%
Travel and entertainment	1,506	2.7%	1,245	2.8%	261	21.0%
Supplies, research and printing	1,776	3.2%	1,060	2.4%	716	67.5%
Other	4,991	9.0%	2,645	5.9%	2,346	88.7%

Total operating expenses	47,831	86.1%	37,005	83.1%	10,826	29.3%

Operating income	7,714	13.9%	7,523	16.9%	191	2.5%
Interest and other income	922	1.7%	198	0.4%	724	NM
Interest expense	(394)	(0.7)%	(17)	0.0%	(377)	NM

Income before income taxes and minority interest	8,242	14.8%	7,704	17.3%	538	7.0%
Income tax expense	1,096	2.0%	123	0.3%	973	NM

Income before minority interest	7,146	12.9%	7,581	17.0%	(435)	(5.7)%
Minority interest	3,908	7.0%	—	0.0%	3,908	NM

Net income	$3,238	5.8%	$7,581	17.0%	$(4,343)	(57.3)%

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
     Total Operating Expenses. Our total operating expenses were $47.8 million for the three months ended March 31, 2007 compared to $37.0 million for the same period in 2006, an increase of $10.8 million, or 29.3%. Expenses increased primarily due to increased cost of services due to increase in capital market services revenue, personnel due to an increase in total headcount and increased professional fees as a result of the Company’s public company status in 2007.
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
     Net Income. Our net income for the three months ended March 31, 2007 was $3.2 million, a decrease of $4.4 million versus $7.6 million for the same fiscal period in 2006. We attribute this decrease to several factors, with the more significant cause being an increase of operating expenses of $10.8 million. Other factors included:
•	Interest and other income, partially offsetting the costs we incurred in these periods, increased $0.7 million, to $0.9 million versus $0.2 million earned in the three months ended March 31, 2006. This increase is primarily due to the of the adoption of FAS 156 in the first quarter 2007, which resulted in the recording of $0.4 million of additional income.

•	The interest expense we incurred in the three months ended March 31, 2007 totaled $0.4 million, an increase of $0.4 million from $17,000 of similar expenses incurred in the three months ended March 31, 2006. This increase resulted from interest expense in the amount of $0.4 million on the Credit Agreement with Bank of America.

•	Income tax expense was approximately $1.1 million for the three months ended March 31, 2007, an increase of $1.0 million from $0.1 million in the three months ended March 31, 2006. This increase is primarily due to the reorganization that occurred during the first quarter 2007.

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
     Over the three month period ended March 31, 2007, we generated approximately $19.2 million of cash from operations, excluding the funding of Freddie Mac loan closings discussed below. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the three months ended March 31, 2007, we incurred approximately $47.8 million in total operating expenses. The majority of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the three months ended March 31, 2007, approximately 59.9% of our operating expenses were variable expenses. Our liquidity needs related to our long term obligations are primarily related to our facility leases. In connection with our initial public offering, we paid off the entire balance of our credit facility of $56.3 million and entered into a new credit facility that provides us with a $40.0 million line of credit which was not drawn upon as of March 31, 2007. We believe that cash flows from operating activities will be sufficient to satisfy our long-term obligations. For the three months ended March 31, 2007, we incurred approximately $1.9 million in occupancy expenses and approximately $0.4 million in interest expense.
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

HFF, INC.

Dated: May 18, 2007	By:	/s/ John H. Pelusi, Jr. John H. Pelusi, Jr
Chief Executive Officer, Director and
Executive Managing Director
(Principal Executive Officer)

Dated: May 18, 2007	By:	/s/ Gregory R. Conley Gregory R. Conley
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