Form 10-Q
period 2007-06-30
HFF, Inc.
filed 2007-08-09
CIK 1380509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐      No ☑
Number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of August 3, 2007 was 16,445,000 shares.

HFF, INC. AND SUBSIDIARIES

June 30, 2007

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
     Unless the context otherwise requires, references to (1) “HFF Holdings” refer solely to HFF Holdings LLC, a Delaware limited liability company that was previously the holding company for our consolidated subsidiaries, and not to any of its subsidiaries, (2) “HFF LP” refer to Holliday Fenoglio Fowler, L.P., a Texas limited partnership, (3) “HFF Securities” refer to HFF Securities L.P., a Delaware limited partnership and registered broker-dealer, (4) “Holliday GP” refer to Holliday GP Corp., a Delaware corporation and the general partner of HFF LP and HFF Securities, (5) “HoldCo LLC” refer to HFF Partnership Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of HFF, Inc. and (6) “Holdings Sub” refer to HFF LP Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of HFF Holdings. Our business operations are conducted by HFF LP and HFF Securities which are sometimes referred to in this Quarterly Report on Form 10-Q as the “Operating Partnerships.” Also, except where specifically noted, references in this Quarterly Report on Form 10-Q to “the Company,” “we” or “us” mean HFF, Inc., the newly-formed Delaware corporation and its consolidated subsidiaries after giving effect to the reorganization transactions.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
HFF, Inc.
Consolidated Balance Sheets
(Dollars In Thousands)

	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$43,888	$3,345
Restricted cash (Note 6)	360	2,440
Accounts receivable	4,064	2,508
Receivable from affiliates (Note 17)	1,179	3,003
Mortgage notes receivable (Note 7)	17,300	125,700
Prepaid expenses and other current assets	3,150	4,533

Total current assets, net	69,941	141,529
Property and equipment, net (Note 4)	7,298	5,040
Deferred tax asset	134,433	—
Goodwill	3,712	3,712
Intangible assets, net (Note 5)	3,746	3,293
Other noncurrent assets	680	728

	$219,810	$154,302

Liabilities and stockholders’ equity / partners’ (deficiency):
Current liabilities:
Current portion of long-term debt (Note 6)	$76	$56,393
Warehouse line of credit (Note 7)	17,300	125,700
Accrued compensation and related taxes	24,686	10,836
Accounts payable	1,899	856
Other current liabilities	2,759	2,162
Deferred tax liability, net	7	—

Total current liabilities	46,727	195,947
Deferred rent credit	4,729	2,404
Payable to minority interest holder under tax receivable agreement (Note 12)	116,709	—
Other long-term liabilities	93	178
Long-term debt, less current portion (Note 6)	67	91

Total liabilities	168,325	198,620

Minority interest (Note 14)	20,023	—

Stockholders’ equity / partners’ (deficiency):
Class A common stock, par value $0.01 per share, 175,000,000 and 1,000 shares authorized, 16,445,000 and 1 share(s) outstanding, respectively	164	—
Class B common stock, par value $0.01 per share, 1 share authorized, and 1 share outstanding	—	—
Additional paid in capital	24,895	—
Partners’ (deficiency)	—	(44,318)
Retained earnings	6,403	—

Total stockholders’ equity / partners’ (deficiency)	31,462	(44,318)

	$219,810	$154,302

See accompanying notes to the consolidated financial statements.

HFF, Inc.
Consolidated Statements of Income
(Dollars In Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Capital markets services revenue	$78,877	$55,939	$133,102	$99,639
Interest on mortgage notes receivable	232	404	835	499
Other	677	735	1,394	1,469

	79,786	57,078	135,331	101,607

Expenses
Cost of services	44,151	32,701	77,688	60,142
Personnel	5,584	3,557	9,702	6,783
Occupancy	1,975	1,513	3,878	2,899
Travel and entertainment	2,138	1,234	3,644	2,479
Supplies, research, and printing	2,272	1,648	4,048	2,709
Insurance	414	403	902	879
Professional fees	1,272	333	2,865	654
Depreciation and amortization	878	691	1,898	1,416
Interest on warehouse line of credit	246	413	906	510
Other operating	1,477	1,053	2,707	2,081

	60,407	43,546	108,238	80,552

Operating income	19,379	13,532	27,093	21,055

Interest and other income	994	246	1,916	444
Interest expense	(6)	(1,212)	(400)	(1,229)

Income before income taxes and minority interest	20,367	12,566	28,609	20,270
Income tax expense	3,796	84	4,892	207

Income before minority interest	16,571	12,482	23,717	20,063
Minority interest	11,513	—	15,421	—

Net income	$5,058	$12,482	$8,296	$20,063

Less net income earned prior to IPO and reorganization (Note 13)	—	(12,482)	(1,893)	(20,063)

Net income attributable to Class A common stockholders	$5,058	$—	$6,403	$—

Earnings per share of Class A common stock:
Basic	$0.31		$0.48
Diluted	$0.31		$0.48
See accompanying notes to the consolidated statements.

HFF, Inc.
Consolidated Statements of Stockholders’ Equity/Partners’ Capital (Deficiency)
(Dollars In thousands, except share data)

				Additional
	Common Stock		Partners’	Paid in	Retained
	Shares	Amount	Capital	Capital	Earnings	Total

Stockholders equity / partners’ (deficiency), December 31, 2006	1	$—	$(44,318)	$—	$—	$(44,318)
Net income for the period from January 1 to January 30, 2007	—	—	1,893	—	—	1,893
Distributions	—	—	(5,299)	—	—	(5,299)
Repurchase of Class A Common stock	(1)	—	—	—	—	—

Net proceeds received from the issuance of 16,445,000 class A common stock in the initial public offering (IPO), less the utilization of net IPO proceeds for the repayment of bank term debt and the purchase of HFF Holdings interest in Holliday GP and 45% of HFF Holdings’ interest in the Operating Partnerships resulting in the elimination of partners’ capital and the recording of minority interest to effectuate the reorganization, as more fully described in Note 1.	16,445,000	164	47,724	3,997	—	51,885
Record the adjustments to give effect to the tax receivable agreement with HFF Holdings as more fully discussed in Note 12.	—	—	—	20,594	—	20,594
Stock compensation and other, net	—	—	—	304	—	304

Net income for the period from January 31 to June 30, 2007			—	—	6,403	6,403

Stockholders’ equity, June 30, 2007	16,445,000	$164	$—	$24,895	$6,403	$31,462

See accompanying notes to the consolidated financial statements.

HFF, Inc.
Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Six Months Ended June 30
	2007	2006
Operating activities
Net income	$8,296	$20,063
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	15,421	—
Stock based compensation	477	—
Deferred taxes	2,878	—
Depreciation and amortization:
Property and equipment	1,343	935
Intangibles	555	481
Gain on sale or disposition of assets, net	(1,230)	(227)
Increase (decrease) in cash from changes in:
Restricted cash	2,080	103
Accounts receivable	(1,556)	(145)
Receivable from affiliates, net	2,412	939
Mortgage notes receivable	108,400	14,700
Prepaid expenses and other current assets	1,383	201
Other noncurrent assets	48	332
Accrued compensation and related taxes	13,850	3,972
Accounts payable	1,043	(269)
Other accrued liabilities	597	91
Other long-term liabilities	2,240	(388)

Net cash provided by operating activities	158,237	40,788

Investing activities
Purchases of property and equipment	(3,691)	(509)

Net cash used in investing activities	(3,691)	(509)

Financing activities
Net borrowings on warehouse line of credit	(108,400)	(14,700)
Net borrowings on long-term debt	—	60,000
Payments on long-term debt	(56,341)	(1,307)
Issuance of common stock, net	272,118	—
Purchase of ownership interests in Operating Partnerships and Holliday GP	(215,931)	—
Deferred financing costs	(276)	(918)
Members’ distributions	(5,173)	(79,900)

Net cash used in financing activities	(114,003)	(36,825)

Net increase in cash	40,543	3,454
Cash and cash equivalents, beginning of period	3,345	8,836

Cash and cash equivalents, end of period	$43,888	$12,290

HFF, Inc.
Notes to Consolidated Financial Statements
1. Organization and Basis of Presentation
Organization
HFF, Inc., a Delaware corporation (the “Company”), through its Operating Partnerships, Holliday Fenoglio Fowler, L.P., a Texas limited partnership (“HFF LP”) and HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”), is a financial intermediary and provides capital market services including debt placement, investment sales, structured finance, private equity, investment banking and advisory services, note sale and note advisory services and commercial loan servicing and commercial real estate structured financing placements and loan servicing in 18 cities in the United States.
HFF LP was acquired on June 16, 2003 and accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, or SFAS 141. The total purchase price of $8.8 million was allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition.
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
Offering and Reorganization
The Company was formed in November 2006 in connection with a proposed initial public offering of its Class A common stock. On November 9, 2006, HFF, Inc. filed a registration statement on Form S-1 with the United States Securities and Exchange Commission (the “SEC”) relating to a proposed underwritten initial public offering of 14,300,000 shares of Class A common stock of HFF, Inc. (“the Offering”). On January 30, 2007, the SEC declared the registration statement on Form S-1 effective and the Company priced 14,300,000 shares for the initial public offering at a price of $18.00 per share. On January 31, 2007, the Company’s common stock began trading on the New York Stock Exchange under the symbol “HF.”
On February 5, 2007, the Company closed its initial public offering of 14,300,000 shares of common stock. Net proceeds from the sale of the stock were $236.4 million, net of $18.0 million of underwriting commissions and $3.0 million of offering expenses. The proceeds of the public offering were used to purchase from HFF Holdings LLC, a Delaware limited liability company (“HFF Holdings”), all of the shares of Holliday GP and purchase from HFF Holdings partnership units representing approximately 39% of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP). HFF Holdings used approximately $56.3 million of its proceeds to repay all outstanding indebtedness under HFF LP’s credit agreement. Accordingly, the Company did not retain any of the proceeds from this offering.
On February 21, 2007, the underwriters exercised their option to purchase an additional 2,145,000 shares of Class A common stock (15% of original issuance) at $18.00 per share. Net proceeds of the overallotment were $35.9 million, net of $2.7 million of underwriting commissions and other expenses. These proceeds were used to purchase HFF Holdings partnership units representing approximately 6.0% of each of the Operating Partnerships. Accordingly the Company did not retain any of the proceeds from this offering.
In addition to cash received for its sale of all of the shares of Holliday GP and approximately 45% of partnership units of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP), HFF Holdings also received an exchange right that will permit HFF Holdings to exchange interests in the Operating Partnerships for shares of (i) HFF, Inc.’s Class A common stock (the “Exchange Right”) and (ii) rights under a tax receivable agreement between the Company and HFF Holdings (the “TRA”). See Notes 14 and 12 for further discussion of the exchange right held by the majority interest holder and the tax receivable agreement.

As a result of the reorganization, the Company became a holding company through a series of transactions pursuant to a sale and purchase agreement. Pursuant to the Offering and reorganization, HFF, Inc.’s sole assets are, through its wholly-owned subsidiary HFF Partnership Holdings, LLC, a Delaware limited liability company (“Partnership Holdings”), approximately 45% of the partnership interests of each of HFF LP and HFF Securities and all of the shares of Holliday GP.
The reorganization transaction is being treated, for financial reporting purposes, as a reorganization of entities under common control. As such, these financial statements present the consolidated financial position and results of operations as if HFF, Inc., Holliday GP and the Operating Partnerships (collectively referred to as the Company) were consolidated for all periods presented. All income earned by the Operating Partnerships prior to the offering is attributable to members of HFF Holdings, and is reflected in partners’ capital (deficiency) within the statement of equity. Income earned by the Operating Partnerships subsequent to the offering and attributable to the members of HFF Holdings is recorded as minority interest in the consolidated financial statements, with remaining income less applicable income taxes attributable to Class A common stockholders.
Basis of Presentation
The accompanying consolidated financial statements of HFF, Inc. as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006, include the accounts of HFF LP, HFF Securities, and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP, and Partnership Holdings. All significant intercompany accounts and transactions have been eliminated.
The purchase of shares of Holliday GP and partnership units in each of the Operating Partnerships are treated as reorganization under common control for financial reporting purposes. HFF Holdings owned 100% of Holliday GP, HFF LP Acquisition, LLC, a Delaware limited liability company (“Holdings Sub”), and the Operating Partnerships prior to the reorganization transaction and will continue to control these entities through HFF, Inc., the new public company. The initial purchase of shares of Holliday GP and the initial purchase of units in the Operating Partnerships will be accounted for at historical cost, with no change in basis for financial reporting purposes. Accordingly, the net assets of HFF Holdings purchased by HFF, Inc. are reported in the consolidated financial statements of HFF, Inc. at HFF Holdings’ historical cost.
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
All income earned by the Operating Partnerships prior to the offering is attributable to members of HFF Holdings, and is reflected in partners’ capital (deficiency) within the statement of equity. Income earned by the Operating Partnerships subsequent to the offering and attributable to the members of HFF Holdings based on their remaining ownership interest (see Notes 13 and 14) is recorded as minority interest in the consolidated financial statements, with remaining income less applicable income taxes attributable to Class A common stockholders, and considered in the determination of earnings per share of Class A common stock (see Note 16).
Reclassifications
Certain items in the consolidated financial statements of prior year periods have been reclassified to conform to the current year period’s presentation.

2. Summary of Significant Accounting Policies
These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006. Accordingly, significant accounting policies and disclosures normally provided have been omitted as such items are disclosed therein. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results expected for the year ending December 31, 2007.
Consolidation
HFF, Inc. controls the activities of the operating partnerships through its 100% ownership interest of Holliday GP. As such, in accordance with FASB Interpretation 46(R), Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51 (Issued 12/03) and Emerging Issues Task Force Abstract 04-5, Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, Holliday GP consolidates the Operating Partnerships as Holliday GP is the sole general partner of the Operating Partnerships and the limited partners do not have substantive participating rights or kick out rights. The ownership interest of HFF Holdings in the Operating Partnerships is reflected as a minority interest in HFF, Inc.’s consolidated financial statements.
The accompanying consolidated financial statements of HFF, Inc. as of June 30, 2007 and December 31, 2006, and for the three and six month periods ended June 30, 2007 and June 30, 2006, include the accounts of HFF LP, HFF Securities, and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP and Partnership Holdings. The ownership interest of HFF Holdings in HFF LP and HFF Securities is treated as a minority interest in the consolidated financial statements of HFF, Inc. All significant intercompany accounts and transactions have been eliminated.
Income Taxes
HFF, Inc. and Holliday GP are corporations, and the Operating Partnerships are limited partnerships. The Operating Partnerships are subject to state and local income taxes. Income and expenses of the Operating Partnerships have been passed through and are reported on the individual tax returns of the members of HFF Holdings and on the corporate income tax returns of HFF, Inc. and Holliday GP. Income taxes shown on the Company’s consolidated statements of income reflect federal income taxes of the corporation and business and corporate income taxes in various jurisdictions. These taxes are assessed on the net income of the corporations, including its share of the Operating Partnerships’ net income.
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
Earnings Per Share
Subsequent to the Offering, the Company computes net income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income per share is computed by dividing income available to Class A common stockholders by the weighted average of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities (see Note 16). Prior to the Reorganization and the offering, the Company historically operated as a series of related partnerships and limited liability companies. There was no single capital structure upon which to calculate historical earnings per share information. Accordingly, earnings per share information has not been presented for periods prior to the offering.

Mortgage Servicing Rights
Servicing rights were recorded at their estimated fair value of $5.4 million on June 16, 2003, and are being amortized over the expected life of the mortgage servicing rights in proportion to the estimated future net servicing income. Additionally, servicing rights are capitalized for servicing assumed and on loans originated and sold to the Federal Home Loan Mortgage Corporation (Freddie Mac) with servicing retained based on an allocation of the carrying amount of the loan and the servicing right in proportion to the relative fair values at the date of sale. These servicing rights are recorded at the lower of cost or fair value and are being amortized over their expected life. The determination of fair value of the servicing rights is determined using a discounted cash flow model which considers various factors such as estimated prepayment speeds of the underlying mortgages, the estimated life of the mortgages, the estimated cost to service the loans, and the discount rate.
Effective January 1, 2007, the Company adopted the provisions of the Statement of Financial Accounting Standards Board (SFAS) No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140, or SFAS 156. Under SFAS 156, the standard requires an entity to recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract, regardless of whether explicit consideration is exchanged. The statement also permits a company to choose to either subsequently measure servicing rights at fair value and to report changes in fair value in earnings, or to retain the amortization method whereby servicing rights are recorded at the lower of cost or fair value and are amortized over their expected life, including servicing contracts with no recorded value. The Company retained the amortization method upon adoption of SFAS 156, but began recognizing the fair value of servicing contracts involving no consideration assumed after January 1, 2007, which resulted in the Company recording $0.5 and $0.9 million of intangible assets and income upon initial recognition of the servicing rights for the three and six months ended June 30, 2007, respectively. These amounts are recorded in “Interest and other income” in the Consolidated Income Statement.
Stock Based Compensation
Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share Based Payment, or SFAS 123(R), using the modified prospective method. Under this method, the Company recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the adoption for which requisite service has not been provided as of January 1, 2006. The Company did not grant any share-based awards prior to January 31, 2007. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. For restricted stock awards, the fair value of the awards is calculated as the difference between the market value of the Company’s Class A common stock on the date of grant and the purchase price paid by the employee. The Company’s awards are generally subject to graded vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary.

Recent Accounting Pronouncements
FIN 48. In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48. This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company adopted FIN 48 on January 1, 2007, the effect of which was immaterial to the consolidated financial statements. The Company has determined that no unrecognized tax benefits need to be recorded as of June 30, 2007.
SFAS 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 was issued to define fair value, establish a framework for measuring fair value in generally accepted accounting principles (GAAP), and to expand fair value disclosure requirements. Prior to issuance of SFAS 157, different definitions of fair value existed within GAAP, and there was limited guidance available on applying existing fair value definitions. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.
SFAS 159. In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which permits companies to report certain financial assets and financial liabilities at fair value. SFAS 159 may provide an opportunity for certain companies to reduce volatility in reported earnings caused by differences in the measurement of related assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact, if any, of SFAS 159 on its financial position and results of operations.
3. Stock Compensation
Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. Under this method, the Company recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the adoption for which requisite service has not been provided as of January 1, 2006. The Company did not grant any share-based awards prior to January 31, 2007. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. For restricted stock awards, the fair value of the awards is calculated as the difference between the market value of the Company’s Class A common stock on the date of grant and the purchase price paid by the employee. The Company’s awards are generally subject to graded vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary. A summary of the cost of the awards granted during the three and six month periods ended June 30, 2007 is provided below.
Omnibus Incentive Compensation Plan
Prior to the effective date of the offering, the stockholder of HFF, Inc. and the Board of Directors adopted the HFF, Inc. 2006 Omnibus Incentive Compensation Plan (the “Plan”). The Plan authorizes the grant of deferred stock, restricted stock, options, stock appreciation rights, stock units, stock purchase rights and cash-based awards. Upon the effective date of the registration statement, grants were awarded under the Plan to certain employees and non-employee members of the Board of Directors. The Plan imposes limits on the awards that may be made to any individual during a calendar year. The number of shares available for awards under the terms of the Plan is 3,500,000 (subject to stock splits, stock dividends and similar transactions). For a description of the Plan, see Exhibit 10.9 to the Registration Statement on Form S-1 filed with the SEC on January 8, 2007.

The stock compensation cost that has been charged against income for the three and six months ended June 30, 2007, was $0.2 million and $0.5 million, respectively. At June 30, 2007, there was approximately $2.4 million of unrecognized compensation cost related to share based awards.
The fair value of stock options is estimated on the grant date using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for the six months ended June 30, 2007:

Dividend yield	0.0%
Expected volatility	50.0%
Risk-free interest rate	4.5%
Expected life (in years)	6.5
A summary of option activity and related information during the period was a follows:

Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Options	Price	Term		Value
Balance at January 1, 2007	—	—	—		$—
Granted	23,177	$17.73	13	years	228
Exercised	—	—	—		—
Forfeited or expired	—	—	—		—

Balance at June 30, 2007	23,177	$17.73	13	years	$228

		Weighted
		Average
		Exercise
	Options	Price
Nonvested at January 1, 2007	—	—
Granted	23,177	$17.73
Vested	—	—
Forfeited or expired	—	—

Nonvested at June 30, 2007	23,177	$17.73

The weighted average grant date fair value of options granted during the six months ended June 30, 2007 was $0.2 million. No options vested or were exercised during the six months ended June 30, 2007.
A summary of restricted stock units activity and related information during the period was as follows:

Restricted
Stock
Units
Balance at January 1, 2007	—
Granted	148,612
Converted to common stock	—
Forfeited or expired	—
Vested	(11,110)

Balance at June 30, 2007	137,502

The weighted average remaining contractual term of the nonvested restricted stock units is 4 years as of June 30, 2007.

4. Property and Equipment
Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2007	2006

Furniture and equipment	$4,246	$3,202
Computer equipment	1,725	1,530
Capitalized software costs	692	831
Leasehold improvements	6,462	5,005

Subtotal	13,125	10,568
Less accumulated depreciation and amortization	(5,827)	(5,528)

	$7,298	$5,040

At June 30, 2007 and December 31, 2006 the Company has recorded, within furniture and equipment, office equipment under capital leases of $0.5 million, including accumulated amortization of $0.4 million, which is included within depreciation and amortization expense on the accompanying consolidated statements of income. See Note 6 for discussion of the related capital lease obligations.
5. Intangible Assets
The Company’s intangible assets are summarized as follows (in thousands):

	June 30, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Amortizable intangible assets:
Mortgage servicing rights	$7,405	(4,164)	$3,241	$6,085	$(3,695)	$2,390
Deferred financing costs	523	(118)	405	988	(185)	803
Unamortizable intangible assets:
NASD license	100	—	100	100	—	100

Total intangible assets	$8,028	$(4,282)	$3,746	$7,173	$(3,880)	$3,293

Amortization expense related to intangible assets for the three and six months ended June 30, 2007 was $0.3 million and $0.6 million, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2006, respectively.
Estimated amortization expense for the remainder of 2007 and the next five years is as follows (in thousands):

Six months ending December 31, 2007	$589
2008	1,034
2009	831
2010	469
2011	250
2012	202
The weighted-average life of these intangibles was five years at June 30, 2007.
6. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following at June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006

Bank term note payable	$—	$56,250
Capital lease obligations	143	234

Total long-term debt and capital leases	143	56,484
Less current maturities	76	56,393

Long-term debt and capital leases	$67	$91

(a) The Credit Agreement
In March 2006, HFF LP entered into a credit agreement (the “Credit Agreement”) with a financial institution. The Credit Agreement was comprised of a $60.0 million term loan and a $20.0 million revolving credit facility. HFF Holdings distributed the $60.0 million proceeds from the term loan to the members generally based on their respective ownership interests. The terms of the Credit Agreement required quarterly payments of $1.25 million and annual payments equal to 22.5% of adjusted annual net income. In connection with the Credit Agreement, each member signed a revised operating agreement which required each member to repay their portion of the remaining outstanding balance of the loan in the event the member withdrew from HFF Holdings prior to the loan being repaid in full. HFF Holdings was obligated under the Credit Agreement to remit all amounts collected from withdrawing members to the financial institution for repayment of the loan.
The Credit Agreement, which had an original expiration date of March 29, 2010, was paid in full in connection with the proceeds from the initial public offering. Interest on outstanding balances was payable at the 30-day LIBOR rate (5.32% at June 30, 2007 and 5.33% at December 31, 2006) plus 2.50%. The agreement also required payment of a commitment fee of .35% on the unused amount of credit under the revolving credit facility. The Company did not borrow on this revolving credit facility during the year ended December 31, 2006 or through the date of the initial public offering.
On February 5, 2007, the Company entered into an Amended and Restated Credit Agreement with Bank of America (“Amended Credit Agreement”). The Amended Credit Agreement is comprised of a $40.0 million revolving credit facility, which replaced the Credit Agreement described above. The Amended Credit Agreement matures on February 5, 2010 and may be extended for one year based on certain conditions as defined in the agreement. Interest on outstanding balances is payable at the applicable LIBOR rate (for interest periods of one, two, three, six or twelve months) plus 200 basis points, 175 basis points or 150 basis points (such margin is determined from time to time in accordance with the Amended Credit Agreement, based on our then applicable consolidated leverage ratio) or the Federal Funds Rate (5.31% at June 30, 2007) plus 0.5% or the Prime Rate (8.25% at June 30, 2007) plus 1.5%. The Amended Credit Agreement also requires payment of a commitment fee of 0.2% or 0.3% on the unused amount of credit based on the total amount outstanding. The Company did not borrow on this revolving credit facility during the six month period ended June 30, 2007.
(b) Letters of Credit and Capital Lease Obligation
The Company has outstanding letters of credit of approximately $0.3 million and $2.1 million at June 30, 2007 and December 31, 2006, respectively, with the same bank as the term note and revolving credit arrangements, to comply with bonding requirements of certain state regulatory agencies, as security for three leases and as collateral to meet Freddie Mac net worth requirements. The Company segregated cash in a separate bank account to collateralize the letters of credit. The letters of credit expire through 2007 but can be automatically extended for one year except for the $2.0 million letter of credit with Freddie Mac, which expired on February 28, 2007 and is no longer required by Freddie Mac.
Capital lease obligations consist primarily of office equipment leases that expire at various dates through May 2010 and bear interest at rates ranging from 3.65% to 6.19%. A summary of future minimum lease payments under capital leases at June 30, 2007, is as follows (in thousands):

Six months ending December 31, 2007	$52
2008	47
2009	39
2010	5

$143

7. Warehouse Line of Credit
In 2005, HFF LP obtained an uncommitted warehouse line of credit for the purpose of funding the Freddie Mac mortgage loans that it originates. Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. As of June 30, 2007 and December 31, 2006, HFF LP had $17.3 million and $125.7 million, respectively, outstanding on the warehouse line of credit and a corresponding amount of mortgage notes receivable. Interest on the warehouse line of credit is at the 30-day LIBOR rate (5.32% and 5.84% at June 30, 2007 and December 31, 2006, respectively) plus a spread. HFF LP is also paid interest on its loans secured by multifamily loans at the rate in the Freddie Mac note.
8. Lease Commitments
The Company leases various corporate offices and parking spaces under noncancelable operating leases. These leases have initial terms of two to ten years. The majority of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations for the three and six months ended June 30, 2007 was $1.4 million and $2.8 million, respectively. Total rental expense charged to operations for the three and six months ended June 30, 2006 was $1.3 million and $2.4 million, respectively.
Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (in thousands):

2008	$4,918
2009	4,054
2010	3,661
2011	3,134
2012	2,937
Thereafter	5,476

$24,180

The Company subleases certain office space to subtenants, which subleases may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.
The Company also leases certain office equipment under capital leases that expire at various dates through 2010. See Note 4 and Note 6 above for further description of the assets and related obligations recorded under these capital leases at June 30, 2007 and December 31, 2006, respectively.
9. Retirement Plan
The Company maintains a retirement savings plan for all eligible employees in which employees may make deferred salary contributions up to a maximum amount allowable by the IRS. After-tax contributions may also be made up to 50% of compensation. The Company makes matching contributions equal to 50% of the first 6% of both deferred and after-tax salary contributions, up to a maximum of $5,000. Effective January 1, 2006, the Company match begins after one month of service and is fully vested after two years of service. The Company’s contributions charged to expense for the plan were $0.2 million and $0.9 million for the three and six months ended June 30, 2007, respectively. The Company’s contributions charged to expense for the plan were $0.3 million and $0.8 million for the three and six months ended June 30, 2006, respectively.
10. Servicing
The Company services commercial real estate loans for investors. The servicing portfolio totaled $20.8 billion and $18.0 billion at June 30, 2007 and December 31, 2006, respectively.
In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At June 30, 2007 and December 31, 2006, the funds held in escrow totaled $71.7 million and $104.4 million, respectively. These funds, and the offsetting liabilities, are not presented in the Company’s financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the combined statements of income.

11. Legal Proceedings
The Company is party to various litigation matters, in most cases involving ordinary course and routine claims incidental to its business. The Company cannot estimate with certainty its ultimate legal and financial liability with respect to any pending matters. In accordance with SFAS 5, Accounting for Contingencies, a reserve for estimated losses is recorded when the amount is probable and can be reasonably estimated. However, the Company believes, based on examination of such pending matters, that its ultimate liability will not have a material adverse effect on its business or financial condition.
12. Income Taxes
Income tax expense includes current and deferred taxes as follows (in thousands):

	Current	Deferred	Total
Six Months Ended June 30, 2007:
Federal	$1,439	$2,370	$3,809
State	749	334	1,083

	$2,188	$2,704	$4,892

Six Months Ended June 30, 2006:
Federal	$—	$—	$—
State	207	—	207

	$207	$—	$207

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the six months ended June 30, 2007 (dollars in thousands):

	Rate	Expense
Taxes computed at federal tax rate	34.0%	$3,782
State and local taxes, net of federal tax benefit	9.1%	1,013
Adjustment to prior years’ taxes	0.1%	12
Meals and entertainment	0.8%	85

Income tax expense	44.0%	$4,892

     Total income tax expense recorded for the six months ended June 30, 2007, included $0.2 million of state and local taxes on income allocated to the minority interest holder.

Deferred income tax assets and liabilities consist of the following at June 30, 2007(in thousands):

Deferred income tax assets
Section 754 election tax basis step-up	$134,458
Tenant improvements	345
Goodwill	121
Restricted stock units	135
Other	90

135,149

Less: valuation allowance	—

Deferred income tax asset	135,149

Deferred income tax liabilities
Compensation	(79)
Servicing rights	(458)
Deferred rent	(186)

Deferred income tax liability	(723)

Net deferred income tax asset (liability)	$134,426

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109, or FIN 48. FIN 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is the determination of whether a tax position should be recognized. Under FIN 48, a tax position taken or expected to be taken in a tax return is to be recognized only if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two, for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company adopted FIN 48 on January 1, 2007, the effect of which was immaterial to the consolidated financial statements. The Company has determined that no unrecognized tax benefits needs to be recorded as of June 30, 2007.
The Company will recognize interest and penalties related to unrecognized tax benefits in “Interest and other income (expense).” There were no interest or penalties recorded in the three and six months ended June 30, 2007.
Tax Receivable Agreement
As a result of the offering, HFF LP and HFF Securities made an election under Section 754 of the Internal Revenue Code for 2007, and intend to have such an election for each taxable year in which an exchange of partnership units for shares occurs. The initial sale as a result of the offering increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of future tax payments to the extent that the Company has future taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $137.3 million and has recorded this amount as a deferred tax asset on its Consolidated Balance Sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2007, The Company is obligated, however, pursuant to its Tax Receivable Agreement with HFF Holdings, to pay to HFF Holdings, on an after-tax basis, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement.
The Company accounts for the income tax effects and corresponding tax receivable agreement effects as a result of the initial purchase and the sale of units of the Operating Partnerships in connection with the reorganization transactions and future exchanges of Operating Partnership units for the Company’s Class A shares by recognizing a deferred tax asset for the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships, based on enacted tax rates at the date of the transaction, less any tax valuation allowance the Company believes is required. The Company believes it is more likely than not that it will realize the benefit represented by the deferred tax asset, and, therefore, the Company recorded 85% of the estimated amount of the increase in deferred tax assets, as a liability to HFF Holdings under the tax receivable agreement and the remaining 15% of the increase in deferred tax assets directly in additional paid-in capital in stockholders’ equity. All of the effects of changes in any of the Company’s estimates regarding the realization of the deferred tax assets after the date of any exchange will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.
While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the payments that will be made to HFF Holdings will be $116.7 million and has recorded this obligation to HFF Holdings as a liability on the Consolidated Balance Sheets. The Company has recorded the $20.6 million difference between the $137.3 million benefit and the initial $116.7 million liability to HFF Holdings as an increase in Stockholders’ Equity. The term of the tax receivable agreement commenced upon consummation of the offering (January 31, 2007) and will continue until all such tax benefits have been utilized or expired, including the tax benefits derived from future exchanges.

13. Supplemental Statements of Income
The Supplemental Statements of Income set forth in the table below are provided to principally give additional information regarding the Company’s change in ownership interests in the Operating Partnerships that occurred during the six month period ending June 30, 2007. The changes in the Company’s ownership interest in the Operating Partnerships are a result of the initial public offering on January 30, 2007, and the underwriters’ exercise of their option to purchase additional shares on February 21, 2007.
HFF, Inc.
Consolidated Operating Results
(dollars in thousands, except per share data)

	Period	Period	Period	Three	Three
	1/1/07	1/31/07	2/22/07	Months	Months	Six Months
	through	through	through	Ended March	Ended June	Ended June
	1/30/07	2/21/07	3/31/07	31, 2007	30, 2007	30, 2007
Revenue	$17,467	$12,308	$25,770	$55,545	$79,786	$135,331

Operating expenses:

Cost of services	10,817	8,160	14,560	33,537	44,151	77,688
Operating, administrative and other	4,427	2,663	6,184	13,274	15,378	28,652
Depreciation and amortization	358	273	389	1,020	878	1,898

Total Expenses	15,602	11,096	21,133	47,831	60,407	108,238

Operating income	1,865	1,212	4,637	7,714	19,379	27,093

Interest and other income	401	169	352	922	994	1,916
Interest expense	(373)	(14)	(7)	(394)	(6)	(400)

Income before income taxes and minority interest	1,893	1,367	4,982	8,242	20,367	28,609

Provision for income taxes	–	151	945	1,096	3,796	4,892

Income before minority interest	1,893	1,216	4,037	7,146	16,571	23,717

Minority interest	–	1,029	2,879	3,908	11,513	15,421

Net income	$1,893	$187	$1,158	$3,238	$5,058	$8,296

Less net income earned prior to IPO and reorganization	(1,893)	—	—	(1,893)	—	(1,893)

Income available to common stockholders	$–	$187	$1,158	$1,345	$5,058	$6,403

Net income per share — basic				$0.13	$0.31	$0.48

Net income per share — diluted				$0.13	$0.31	$0.48

14. Minority Interest
Minority interest recorded in the consolidated financial statements of HFF, Inc. relates to the ownership interest of HFF Holdings in the Operating Partnerships. As a result of the offering and reorganization discussed in Note 1, partners’ capital was eliminated from equity and a minority interest of $6.4 million was recorded representing HFF Holdings remaining interest in the Operating Partnerships following the initial public offering and the underwriters’ exercise of the overallotment option on February 21, 2007. During the second quarter, the Operating Partnerships distributed $3.1 million to the partners of the Operating Partnerships based on first quarter operating income. HFF Holdings received $1.8 million of the first quarter tax distribution based on its ownership interest in the Operating Partnerships. This distribution decreased the minority interest balance in the Consolidated Balance Sheet. HFF Holdings is entitled to its proportional share of net income earned by the Operating Partnership subsequent to the change in ownership.
The table below sets forth the calculation of income allocated to the minority interest holder for the first three months of 2007, which includes the period following the initial public offering on January 30, 2007, and the period following the underwriter’s exercise of the overallotment option on February 21, 2007, and for the three and six months ended June 30, 2007 (dollars in thousands).

				Three	Three	Six
	Period	Period	Period	months	months	months
	1/1/07	1/31/07	2/22/07	ended	ended	ended
	through	through	through	March	June 30,	June 30,
	1/30/07	2/21/07	3/31/07	31, 2007	2007	2007
Net income from operating partnerships	$1,922	$1,683	$5,206	$8,811	$20,814	$29,625
Minority interest ownership percentage		61.14%	55.31%		55.31%

Minority interest		$1,029	$2,879	$3,908	$11,513	$15,421

As a result of the offering, HFF Holdings beneficially owns 20,355,000 partnership units in each of the Operating Partnerships. Pursuant to the terms of HFF, Inc.’s amended and restated certificate of incorporation, HFF Holdings can from time to time exchange its partnership units in the Operating Partnerships for shares of the Company’s Class A common stock on the basis of two partnership units, one for each Operating Partnership, for one share of Class A common stock, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The following table reflects the exchangeability of HFF Holdings’ rights to exchange its partnership units in the Operating Partnerships for shares of the Company’s Class A common stock, pursuant to contractual provisions in the HFF Holdings operating agreement. However, these contractual provisions may be waived, amended or terminated by a vote of the members holding 65% of the interests of HFF Holdings following consultation with the Company’s board of directors.

	Number of	Percentage of
	Additional	HFF
	Shares	Holdings’
	of Class A	Partnership
	Common	Units in the
	Stock Expected	Operating
	to	Partnerships
	Become	Becoming
	Available	Eligible
Exchangeability date:	for Exchange	for Exchange
January 31, 2009	5,088,750	25%
January 31, 2010	5,088,750	25%
January 31, 2011	5,088,750	25%
January 31, 2012	5,088,750	25%
Total	20,355,000	100%
HFF Holdings was issued one share of the Company’s Class B common stock. Class B common stock has no economic rights but entitles the holder to a number of votes equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships, as of the relevant record date of the HFF, Inc. stockholder actions are exchangeable.
15. Stockholders Equity
The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share, and 1 share of Class B common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. HFF Holdings has been issued one share of Class B common stock. Class B common stock has no economic rights but entitles the holder to a number of votes equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships, as of the relevant record date for the HFF, Inc. stockholder action, are exchangeable. Holders of Class A and Class B common stock will vote together as a single class on all matters presented to our stockholders for their vote or approval. The Company has issued 16,445,000 shares of Class A common stock and 1 share of Class B common stock as of June 30, 2007.
16. Earnings Per Share
The Company’s net income and weighted average shares outstanding for the three and six month periods ended June 30, 2007, consists of the following (dollars in thousands) :

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
Net income	$5,058	$8,296

Net income available for Class A common stockholders	$5,058	$6,403
Weighted Average Shares Outstanding:
Basic	16,456,110	13,456,009
Diluted	16,456,110	13,456,009
Prior to the Reorganization and the offering, the Company historically operated as a series of related partnerships and limited liability companies. There was no single structure upon which to calculate historical earnings per share information. Accordingly, earnings per share information has not been presented for periods prior to the offering. The calculations of basic and diluted net income per share amounts for the three and six month period ended June 30, 2007 are described and presented below.
Basic Net Income per Share
Numerator — utilizes net income attributable to Class A common stockholders for the three and six month periods ended June 30, 2007.
Denominator — utilizes the weighted average shares of Class A common stock for the three and six month periods ended June 30, 2007, including 11,110 restricted stock units that have vested and whose issuance is no longer contingent.

     Diluted Net Income per Share
Numerator — utilizes net income attributable to Class A common stockholders for the three and six month periods ended June 30, 2007 (as in the basic net income per share calculation described above) and income allocated to minority interest holder upon assumed exercise of exchange rights.
Denominator — utilizes the weighted average shares of Class A common stock for the three and six months ended June 30, 2007, including 11,110 restricted stock units that have vested and whose issuance is no longer contingent, the dilutive effect of the unrestricted stock units and stock options, and the issuance of Class A common stock upon exercise of the exchange right by the minority interest holder.

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common stockholders	$5,058	$6,403

Denominator:
Weighted average number of shares of Class A common stock outstanding	16,456,110	13,456,009

Basic net income per share of Class A common stock	$0.31	$0.48

Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common stockholders	$5,058	$6,403
Add—dilutive effect of:

Income allocated to minority interest holder upon assumed exercise of exchange rights	—	—

Denominator:
Basic weighted average number of shares of Class A common stock	16,456,110	13,456,009
Add—dilutive effect of:

Unvested restricted stock units	—	—

Stock options	—	—

Minority interest holder exchange rights	—	—

Weighted average common shares outstanding – diluted	16,456,110	13,456,009

Diluted earnings per share of Class A common stock	$0.31	$0.48
17. Related Party Transactions
During the six months ended June 30, 2007, the Company made payments of $1.2 million and allocated operating expenses for services performed of $0.1 million on behalf of two affiliates, HFF Holdings and Holdings Sub (the “Holdings Affiliates”). The Company was reimbursed for transaction costs relating to the IPO transaction from the Holdings Affiliates of approximately $1.5 million during the six months ended June 30, 2007. In addition, the Company recorded a payable to the Holdings Affiliates in the amount of $3.6 million during the six months ended June 30, 2007 for net working capital adjustments and the release of a letter of credit as a result of the IPO transaction. Upon release of the letter of credit, the Company made a payment to HFF Holdings in the amount of $2.0 million during the six months ended June 30, 2007. The Company had a net receivable from the Holdings Affiliates of $1.2 million and $3.0 million at June 30, 2007 and December 31, 2006, respectively.

As a result of the offering, the Company entered into a tax receivable agreement with HFF Holdings that provides for the payment by the Company to HFF Holdings of 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increase in tax basis of the assets owned by HFF LP and HFF Securities and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. The Company will retain the remaining 15% of cash savings, if any, in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities allocable to the Company as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the offering and will continue until all such tax benefits have been utilized or have expired. See Note 18, “Commitments and Contingencies” for the amount recorded in relation to this agreement.
18. Commitments and Contingencies
The Company is obligated pursuant to its Tax Receivable Agreement with HFF Holdings, to pay to HFF Holdings, on an after tax basis, 85% of the amount of tax the Company saves for each tax period as a result of the increased tax benefits. The Company has recorded $116.7 million for this obligation to HFF Holdings as a liability on the consolidated balance sheet.
19. Subsequent Event
In July 2007, pursuant to the Operating Partnerships’ respective partnership agreements, the Operating Partnerships distributed $3.5 million to the partners of the Operating Partnerships based on second quarter operating income. HFF Holdings received $1.9 million of the second quarter tax distribution based on its ownership interest in the Operating Partnerships

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion summarizes the financial position of HFF, Inc. and its subsidiaries as of June 30, 2007, and the results of their operations for the three and six month periods ended June 30, 2007, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the combined financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2006.
Overview
     Our Business
     We are a leading provider of commercial real estate and capital markets services to the U.S. commercial real estate industry based on transaction volume and are one of the largest full-service commercial real estate financial intermediaries in the country.
     Substantially all of our revenues are in the form of capital markets services fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We also earn fees from commercial loan servicing activities. We believe that our multiple capital market services, diverse client mix, expertise in a wide range of property types and national platform create a stable and diversified revenue stream. Furthermore, we believe our business mix, operational expertise and the leveragability of our platform have enabled us to achieve profit margins that are among the highest of our public company peers.
     We operate in one reportable segment, the commercial real estate financial intermediary segment, and offer debt placement, investment sales, structured finance, equity placement, investment banking service and commercial loan servicing.
     Our business may be significantly affected by factors outside of our control, particularly including:
•	Economic and commercial real estate market downturns. Our business is dependent on international and domestic economic conditions and the demand for commercial real estate and related services in the markets in which we operate and even a regional or local economic downturn could adversely affect our business. A general decline in acquisition and disposition activity can lead to a reduction in fees and commission for arranging such transactions, as well as in fees and commissions for arranging financing for acquirers and property owners that are seeking to recapitalize their existing properties. Likewise, a general decline in commercial real estate investment activity can lead to a reduction in fees and commissions for arranging acquisitions, dispositions and financings for acquisitions as well as for recapitalizations for existing property owners as well as a significant reduction in our loan servicing activities, due to increased delinquencies and lack of additional loans that we would have otherwise added to our loan servicing portfolio, all of which would have an adverse effect on our business.

•	Decreased investment allocation to commercial real estate class. Allocations to commercial real estate as an asset class for investment portfolio diversification may decrease for a number of reasons beyond our control, including but not limited to poor performance of the asset class relative to other asset classes or superior performance of other asset classes when compared with continued good performance of the commercial real estate asset class. In addition, while commercial real estate is now viewed as an accepted and valid class for portfolio diversification, if this perception changes, there could be a significant reduction in the amount of debt and equity capital available in the commercial real estate sector.

•	Fluctuations in interest rates and adverse credit conditions. Significant fluctuations in interest rates as well as steady and protracted movements of interest rates and adverse credit conditions in one direction (increases or decreases) could adversely affect the operation and income of commercial real estate properties as well as the demand from investors for commercial real estate investments. These events could adversely affect investor demand and the supply of capital for debt and equity investments in commercial real estate. In particular, increased interest rates and adverse credit conditions may cause prices to decrease due to the increased costs of obtaining financing and could lead to decreases in purchase and sale activities thereby reducing the amounts of investment sales and loan originations and related servicing fees. If our investment sales origination and servicing businesses are negatively impacted, it is likely that our other lines of business would also suffer due to the relationship among our various capital markets services.
     Other factors that may adversely affect our business are discussed under the heading “Forward-Looking Statements” and under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.
Results of Operations
     Following is a discussion of our results of operations for the three months ended June 30, 2007 and June 30, 2006. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	For the Three Months Ended June 30,
	2007		2006		Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$78,877	98.9%	$55,939	98.0%	$22,938	41.0%
Interest on mortgage notes receivable	232	0.3%	404	0.7%	(172)	(42.6)%
Other	677	0.8%	735	1.3%	(58)	(7.9)%

Total revenues	79,786	100.0%	57,078	100.0%	22,708	39.8%
Operating expenses
Cost of services	44,151	55.3%	32,701	57.3%	11,450	35.0%
Personnel	5,584	7.0%	3,557	6.2%	2,027	57.0%
Occupancy	1,975	2.5%	1,513	2.7%	462	30.5%
Travel and entertainment	2,138	2.7%	1,234	2.2%	904	73.3%
Supplies, research and printing	2,272	2.8%	1,648	2.9%	624	37.9%
Other	4,287	5.4%	2,893	5.1%	1,394	48.2%

Total operating expenses	60,407	75.7%	43,546	76.3%	16,861	38.7%

Operating income	19,379	24.3%	13,532	23.7%	5,847	43.2%
Interest and other income	994	1.2%	246	0.4%	748	NM
Interest expense	(6)	(0.0)%	(1,212)	(2.1)%	1,206	NM

Income before income taxes and minority interest	20,367	25.5%	12,566	22.0%	7,801	62.1%
Income tax expense	3,796	4.8%	84	0.1%	3,712	NM

Income before minority interest	16,571	20.8%	12,482	21.9%	4,089	32.8%
Minority interest	11,513	14.4%	—	0.0%	11,513	NM

Net income	$5,058	6.3%	$12,482	21.9%	$(7,424)	(59.5)%

“NM” = Not Meaningful
Revenues. Our total revenues were $79.8 million for the three months ended June 30, 2007 compared to $57.1 million for the same period in 2006, an increase of $22.7 million, or 39.8%. Total revenues increased primarily as a result of increased capital markets services revenues.

•	The revenues we generated from capital markets services for the three months ended June 30, 2007 increased $22.9 million, or 41.0%, to $78.9 million from $55.9 million for the same period in 2006. The increase is primarily attributable to an increase in both the number and the average dollar value of transactions closed during the second quarter of 2007 compared to the second quarter of 2006.

•	The revenues derived from interest on mortgage notes were $0.2 million for the three months ended June 30, 2007 compared to $0.4 million for the same period in 2006, a decrease of $0.2 million. Revenues decreased primarily as a result of decreased volume of Freddie Mac loans in the second quarter of 2007 compared to the second quarter of 2006.

•	The other revenues we earned were approximately $0.7 million for both of the three month periods ended June 30, 2007 and June 30, 2006.
Total Operating Expenses. Our total operating expenses were $60.4 million for the three months ended June 30, 2007 compared to $43.5 million for the same period in 2006, an increase of $16.9 million, or 38.7%. Expenses increased primarily due to: (i) increased cost of services due to an increase in capital markets services revenue, (ii) increased personnel costs due to an increase in total headcount and (iii) increased professional fees as a result of the Company’s public company status in 2007.
•	The costs of services for the three months ended June 30, 2007 increased $11.5 million, or 35.0%, to $44.2 million from $32.7 million for the same period in 2006. The increase is primarily the result of increased commissions driven by higher capital market services revenue. Cost of services as a percentage of capital markets services was approximately 56.0% and 58.5% for the three month periods ended June 30, 2007 and June 30, 2006, respectively.

•	Personnel expenses that are not directly attributable to providing services to our clients for the three months ended June 30, 2007 increased $2.0 million, or 57.0%, to $5.6 million from $3.6 million for the same period in 2006. The increase is primarily related to: (i) an increase in total headcount at June 30, 2007 compared to June 30, 2006, (ii) equity incentive compensation expense related to the grant of options and restricted stock units during 2007 in conjunction with the initial public offering and (iii) an increase in profit participation expense due from the increase in operating income.

•	Occupancy, travel and entertainment, and supplies, research and printing expenses for the three months ended June 30, 2007 increased $2.0 million, or 45.3%, to $6.4 million compared to the same period in 2006. These increases are primarily due to increased business activity and additional office space occupied, higher rents and new office space.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $4.3 million during the three months ended June 30, 2007, an increase of $1.4 million, or 48.2%, versus $2.9 million in the three months ended June 30, 2006. This increase is primarily related an increase in professional fees in the amount of $0.9 million resulting from the Company’s public company status in 2007, and increased Other Operating costs which were partially offset by a decrease in interest on the warehouse line of credit due to a lower volume of loans were outstanding during the three months ended June 30, 2007 compared to the three months ended June 30, 2006.
Net Income. Our net income for the three months ended June 30, 2007 was $5.1 million, a decrease of $7.4 million versus $12.5 million for the same fiscal period in 2006. We attribute this decrease to several factors, with the more significant cause being an increase of income tax expense and minority interest of $3.7 and $11.5, respectively. Other factors included:
•	Interest and other income, partially offsetting the costs we incurred in these periods, increased $0.7 million, to $1.0 million versus $0.2 million earned in the three months ended June 30, 2006. This increase is primarily due to the adoption of FAS 156 in the first quarter 2007, which resulted in the recording of $0.5 million of additional income, associated with the recognition of mortgage servicing rights, during the three months ended June 30, 2007.

•	The interest expense we incurred in the three months ended June 30, 2007 totaled $6,000, a decrease of $1.2 million from $1.2 million of similar expenses incurred in the three months ended June 30, 2006. This decrease is due to the pay-off of the entire balance under the Credit Agreement with Bank of America with a portion of the proceeds from the IPO.

•	Income tax expense was approximately $3.8 million for the three months ended June 30, 2007, an increase of $3.7 million from $0.1 million in the three months ended June 30, 2006. This increase is primarily due to the reorganization that occurred during the first quarter 2007.
     Following is a discussion of our results of operations for the six months ended June 30, 2007 and June 30, 2006. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	For the Six Months Ended June 30,
	2007		2006		Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$133,102	98.4%	$99,639	98.1%	$33,463	33.6%
Interest on mortgage notes receivable	835	0.6%	499	0.5%	336	67.3%
Other	1,394	1.0%	1,469	1.4%	(75)	(5.1)%

Total revenues	135,331	100.0%	101,607	100.0%	33,724	33.2%
Operating expenses
Cost of services	77,688	57.4%	60,142	59.2%	17,546	29.2%
Personnel	9,702	7.2%	6,783	6.7%	2,919	43.0%
Occupancy	3,878	2.9%	2,899	2.9%	979	33.8%
Travel and entertainment	3,644	2.7%	2,479	2.4%	1,165	47.0%
Supplies, research and printing	4,048	3.0%	2,709	2.7%	1,339	49.4%
Other	9,278	6.9%	5,540	5.5%	3,738	67.5%

Total operating expenses	108,238	80.0%	80,552	79.3%	27,686	34.4%

Operating income	27,093	20.0%	21,055	20.7%	6,038	28.7%
Interest and other income	1,916	1.4%	444	0.4%	1,472	NM
Interest expense	(400)	(0.3)%	(1,229)	(1.2)%	829	(67.5)%

Income before income taxes and minority interest	28,609	21.1%	20,270	19.9%	8,339	41.1%
Income tax expense	4,892	3.6%	207	0.2%	4,685	NM

Income before minority interest	23,717	17.5%	20,063	19.7%	3,654	18.2%
Minority interest	15,421	11.4%	—	0.0%	15,421	NM

Net income	$8,296	6.1%	$20,063	19.7%	$(11,767)	(58.7)%

“NM” = Not Meaningful
     Revenues. Our total revenues were $135.3 million for the six months ended June 30, 2007 compared to $101.6 million for the same period in 2006, an increase of $33.7 million, or 33.2%. Total revenues increased primarily as a result of increased capital markets services revenues.

•	The revenues we generated from capital markets services for the six months ended June 30, 2007 increased $33.5 million, or 33.6%, to $133.1 million from $99.6 million for the same period in 2006. The increase is primarily attributable to an increase in both the number and the average dollar value of transactions closed during the first six months of 2007 compared to the first six months of 2006.

•	The revenues derived from interest on mortgage notes were $0.8 million for the six months ended June 30, 2007 compared to $0.5 million for the same period in 2006, an increase of $0.3 million. Revenues increased primarily as a result of increased volume of Freddie Mac loans in the first six months of 2007 compared to the same period of 2006.

•	The other revenues we earned were approximately $1.4 million for the six months ended June 30, 2007 compared to $1.5 million for the same period in 2006.
Total Operating Expenses. Our total operating expenses were $108.2 million for the six months ended June 30, 2007 compared to $80.6 million for the same period in 2006, an increase of $27.7 million, or 34.4%. Expenses increased primarily due to: (i) increased cost of services due to increase in capital markets services revenue, (ii) increased personnel costs due to an increase in total headcount, (iii) increased professional fees as a result of the Company’s public company status in 2007 and (iv) increased supplies, research and printing costs due to more activity and higher capital markets services revenue.
•	The costs of services for the six months ended June 30, 2007 increased $17.5 million, or 29.2%, to $77.7 million from $60.1 million for the same period in 2006. The increase is primarily the result of increased commissions driven by the increase in capital markets services revenues. Cost of services as a percentage of capital market services were approximately 58.4% and 60.4% for the six month periods ended June 30, 2007 and June 30, 2006, respectively.

•	Personnel expenses that are not directly attributable to providing services to our clients for the six months ended June 30, 2007 increased $2.9 million, or 43.0%, to $9.7 million from $6.8 million for the same period in 2006. The increase is primarily related to: (i) an increase in total headcount at June 30, 2007 compared to June 30, 2006, (ii) equity incentive compensation expense related to the grant of options and restricted stock units in conjunction with the initial public offering and (iii) an increase in profit participation expense due from the increase in operating income.

•	Occupancy, travel and entertainment, and supplies, research and printing expenses for the six months ended June 30, 2007 increased $3.5 million, or 43.1%, to $11.6 million compared to the same period in 2006. These increases are primarily due to increased business activity and additional office space occupied, higher rents and new office space.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $9.3 million during the six months ended June 30, 2007, an increase of $3.7 million, or 67.5%, versus $5.5 million in the six months ended June 30, 2006. This increase is primarily related to: (i) an increase in professional fees in the amount of $2.2 million resulting from the Company’s public company status in 2007, (ii) increased depreciation on leasehold improvements and (iii) increased interest on the warehouse line of credit of $0.4 million due to a larger volume loans outstanding during the six months ended June 30, 2007 compared to the six months ended June 30, 2006.
Net Income. Our net income for the six months ended June 30, 2007 was $8.3 million, a decrease of $11.8 million versus $20.1 million for the same fiscal period in 2006. We attribute this decrease to several factors, with the principle causes being an increase of income tax expense of $4.7 and minority interest of $15.4 both of which are related to the initial public offering and reorganization that occurred in the beginning of 2007, neither of which was applicable in 2006. Other factors partially offsetting this decrease are:
•	Interest and other income, increased $1.5 million, to $1.9 million versus $0.4 million earned in the six months ended June 30, 2006. This increase is primarily due to the adoption of FAS 156 in the first quarter 2007, which resulted in the recording of $0.9 million of additional income, associated with the recognition of mortgage servicing rights, during the six months ended June 30, 2007.

•	The interest expense we incurred in the six months ended June 30, 2007 totaled $0.4 million, a decrease of $0.8 million from $1.2 million of similar expenses incurred in the six months ended June 30, 2006. This decrease resulted from the pay-off of the Credit Agreement with Bank of America in conjunction with the initial public offering.

•	Income tax expense was approximately $4.9 million for the six months ended June 30, 2007, an increase of $4.7 million from $0.2 million in the six months ended June 30, 2006. This increase is primarily due to the reorganization that occurred during the first quarter 2007.
Cash Flows
     Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of distributions to members of HFF Holdings and payment of commissions and bonuses to employees.
2007
     Cash and cash equivalents increased $40.5 million in the six months ended June 30, 2007. Net cash of $158.2 million was provided by operating activities, primarily resulting from a $108.4 million decrease in mortgage notes receivable, an increase in accrued compensation and related taxes of $13.9 million and net income (including minority interest) of $23.7 million. Cash of $3.7 million was used for investing in property and equipment. Financing activities used $114.0 million of cash primarily due to a $108.4 million decrease in our warehousing line of credit, the payoff of the credit facility in the amount of $56.3 million and the purchase of partnership interests in HFF LP and HFF Securities and shares of Holliday GP. This decrease in cash was partially offset by the proceeds from the issuance of our Class A common stock of $272.1 million.
2006
     Cash and cash equivalents increased $3.5 million in the six months ended June 30, 2006. Operating activities provided cash of approximately $40.8 million, primarily resulting from net income of $20.1 million and a $14.7 million increase in mortgage notes receivable. Cash of $0.5 million was used to invest in property and equipment. Financing activities used $36.8 million of cash primarily for payments of $14.7 million under our warehouse line of credit and a distribution to HFF Holdings of $79.9 million. These payments were partially offset by borrowings of $60.0 million under our Credit Agreement.
Liquidity and Capital Resources
     Our current assets typically have consisted primarily of cash and accounts receivable in relation to earned transaction fees. Our liabilities have typically consisted of accounts payable and accrued compensation.
     Cash distributions to HFF Holdings were generally made two times each year, although approximately 75% to 90% of the anticipated total annual distribution was distributed to HFF Holdings each January. Therefore, levels of cash on hand decreased significantly after the January distribution of cash to HFF Holdings, and gradually increased until year end. As a result of the offering, we will no longer make distributions as described above. Following the offering and in accordance with the Operating Partnerships’ partnership agreements, we intend to cause the Operating Partnerships to make distribution to its partners, including HFF, Inc., in an amount sufficient to cover all applicable taxes payable by the members of HFF Holdings and by us and to cover dividends, if any, declared by the board of directors.
     Over the six month period ended June 30, 2007, we generated approximately $49.8 million of cash from operations, excluding the funding of Freddie Mac loan closings discussed below. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the six months ended June 30, 2007, we incurred approximately $108.2 million in total operating expenses. The majority of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the six months ended June 30, 2007, approximately 64.3% of our operating expenses were variable expenses. Our liquidity needs related to our long term obligations are primarily related to our facility leases. In connection with our initial public offering, we paid off the entire balance of our credit facility of $56.3 million and entered into a new credit facility that provides us with a $40.0 million line of credit which was not drawn upon as of June 30, 2007. We believe that cash flows from operating activities will be sufficient to satisfy our long-term obligations based on current conditions. For the six months ended June 30, 2007, we incurred approximately $3.9 million in occupancy expenses and approximately $0.4 million in interest expense.
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
     We entered into a new credit facility with Bank of America, N.A. for a new $40.0 million line of credit that was put in place contemporaneously with the consummation of the initial public offering. This new credit facility matures on February 5, 2010 and may be extended for one year based on certain conditions as defined in the agreement. Interest on outstanding balance is payable at the applicable LIBOR rate (for interest periods of one, two, three, six or twelve months) plus 200 basis points, 175 basis points or 150 basis points (such margin is determined from time to time in accordance with the Amended Credit Agreement, based on our then applicable consolidated leverage ratio) or the Federal Funds Rate (5.31% at June 30, 2007) plus 0.5% or the Prime Rate (8.25% at June 30, 2007) plus 1.5%. The Amended Credit Agreement also requires payment of a commitment fee of 0.2% or 0.3% on the unused amount of credit based on the total amount outstanding. The Company did not borrow on this revolving credit facility during the six month period ended June 30, 2007. We believe that our results from operations plus our new revolver of $40.0 million are sufficient to meet our working capital needs.
     We regularly monitor our liquidity position, including cash levels, credit lines, interest and payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. We maintain a line of credit under our revolving credit facility in excess of anticipated liquidity requirements. As of June 30, 2007, we had $40.0 million in undrawn line of credit available to us under our credit agreement with Bank of America, N.A. This facility provides us with the ability to meet short-term cash flow needs resulting from our various business activities. If this facility proves to be insufficient or unavailable to us, we would seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining such additional financing on acceptable terms or at all. In addition, we entered into a tax receivable agreement with HFF Holdings that will provide for the payment by us to HFF Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of these increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement.
Financial Condition
     “Deferred tax asset,” “Payable to minority interest holder under tax receivable agreement,” “Minority interest,” “Partners’s deficiency” and “Additional paid in capital” at June 30, 2007 have all been affected due to the January 2007 IPO and reorganization transactions as discussed elsewhere in this Quarterly Report on Form 10-Q.
     “Accrued compensation and related taxes” increased $13.9 million from December 31, 2006 primarily due to the increase in our commission accrual of $8.6 million due to the timing and volume of transactions closing and the increase in our accrued incentive compensation of $4.9 million which a large portion is typically paid in December.
     Additional significant changes in assets and liabilities are discussed elsewhere in Management’s Discussion and Analysis.

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
     Goodwill. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, we evaluate goodwill for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the fair value of the Company. In determining the fair value of the Company for purposes of evaluating goodwill for impairment, we utilize a valuation multiple approach. In applying this approach, we use recent historical EBITDA amounts and multiply by EBITDA multiples observed in transactions in the market. We utilize judgment in determining which market transactions best represent our Company and the mix of our revenue streams. We evaluate goodwill for impairment at the reporting unit level, which are the financial statements of HFF LP. Based on HFF LP’s EBITDA levels as of December 31, 2006 and the results of recent transactions in the market, HFF LP’s twelve-month rolling EBITDA could decrease by more than $50.0 million before our estimated fair value of the Company would be lower than the book value of the Company. Goodwill is considered impaired if the recorded book value of goodwill exceeds the implied fair value of goodwill as determined under this valuation technique. We use our best judgment and information available to us at the time to perform this review. Because our assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ. There were no indications of any decrease in value at the end of the first quarter which would require the need for an impairment analysis.
     Intangible Assets. Our intangible assets primarily include servicing rights under agreements with third party lenders and deferred financing costs. Servicing rights are recorded at the lower of cost or market. Management makes certain judgments and estimates in determining the fair value of servicing rights. These judgments and estimates include prepayment levels of the underlying mortgages, the income margin expected to be realized by the Company and the discount rate. The prepayment level is the most important factor affecting the value of the servicing rights. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of December 31, 2006, the estimated fair value and net book value of the servicing rights were $2.8 million and $2.4 million, respectively. A 10% and 20% increase in the level of assumed prepayments would decrease the estimated fair value of the servicing rights by 35% and 49%, respectively. A 10% and 20% decrease in the estimated net income margin of the servicing business would decrease the estimated fair value of the servicing rights by 29% and 37%, respectively. A 10% and 20% increase in the discount rate would decrease the estimated fair value of the servicing rights by 25% and 29%, respectively. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized over their estimated useful life using a method of amortization that reflects the pattern of economic benefit, which results in an accelerated level of amortization. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment. There were no indications of any decrease in value at the end of the second quarter which would require the need for an impairment analysis.
     Leases. The Company leases all of its facilities under operating lease agreements. These lease agreements typically contain tenant improvement allowances. In instances where one or more of these items are included in a lease agreement, the Company records these allowances as a leasehold improvement asset, included in property and equipment, net in the consolidated balance sheet, and a related deferred rent liability and amortizes these items on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense and a reduction to rent expense, respectively. Lease agreements sometimes contain rent escalation or rent holiday clauses, which are recognized on a straight-line basis over the life of the lease in accordance with SFAS No. 13, Accounting for Leases, or SFAS 13. Lease terms generally range from two to ten years. Before entering into a lease, an analysis is performed to determine whether a lease should be classified as a capital or an operating lease according to SFAS 13, as amended.
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
Effect of Inflation
     Inflation will significantly affect our compensation costs, particularly those not directly tied to our transaction professionals’ compensation, due to factors such as increased costs of capital. The rise of inflation could also significantly and adversely affect certain expenses, such as debt service costs, information technology and occupancy costs. To the extent that inflation results in rising interest rates and has other effects upon the commercial real estate markets in which we operate and, to a lesser extent, the securities markets, it may affect our financial position and results of operations by reducing the demand for commercial real estate and related services which could have a material adverse effect on our financial condition. See Part II, Item 1A, “Risk Factors”.
Recent Accounting Pronouncements
     FIN 48. In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48. This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company adopted FIN 48 on January 1, 2007, the effect of which was immaterial to the consolidated financial statements. The Company has determined that no unrecognized tax benefits need to be recorded as of June 30, 2007.
     SFAS 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 was issued to define fair value, establish a framework for measuring fair value in generally accepted accounting principles (GAAP), and to expand fair value disclosure requirements. Prior to issuance of SFAS 157, different definitions of fair value existed within GAAP, and there was limited guidance available on applying existing fair value definitions. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.
     SFAS 159. In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which permits companies to report certain financial assets and financial liabilities at fair value. SFAS 159 may provide an opportunity for certain companies to reduce volatility in reported earnings caused by differences in the measurement of related assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact, if any, of SFAS 159 on its financial position and results of operations.

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
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.
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
Item 1A. Risk Factors.
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.

Item 4. Submission of Matters to a Vote of Security Holders.
          The Company’s Annual Meeting of Stockholders was held on June 5, 2007. The holders of 35,871,623 shares of the Company’s stock (approximately 92% of the outstanding shares) were present at the meeting in person or by proxy. The only matters voted upon at the meeting were; (i) the election of three persons to serve as Class I directors for a three-year term expiring at the Annual Meeting of Stockholders in 2010; and (ii) the ratification of the appointment of Ernst & Young LLP as independent registered public accounting firm to audit and report upon the financial statements of the Company for the fiscal year ending December 31, 2007. The results of voting were as follows:
          John Z. Kukral, Deborah H. McAneny, and John H. Pelusi, Jr., the nominees of the Company’s Board of Directors, were elected to serve as Class I directors until the Annual Meeting of Stockholders in 2010. There were no other nominees.
Shares were voted as follows:

Name	For	Withhold Vote For
John Z. Kukral	35,490,350	381,273
Deborah H. McAneny	35,490,450	381,173
John H. Pelusi, Jr.	34,993,244	878,379
          The appointment of Ernst & Young LLP as independent registered public accounting firm for the 2007 fiscal year was ratified: affirmative votes, 35,847,704; negative votes, 8,283; withheld votes, 15,636.
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

HFF, INC.

Dated: August 8, 2007	By:	/s/ John H. Pelusi, Jr.
John H. Pelusi, Jr
Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2007	By:	/s/ Gregory R. Conley
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