Form 10-Q
period 2007-09-30
HFF, Inc.
filed 2007-11-14
CIK 1380509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐       No ☑
Number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of November 8, 2007 was 16,445,000 shares.

HFF, INC. AND SUBSIDIARIES

September 30, 2007

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under “Risk Factors.” These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
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

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
HFF, Inc.
Consolidated Balance Sheets
(Dollars In Thousands)

	September 30,	December 31,
	2007	2006
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$59,560	$3,345
Restricted cash (Note 6)	484	2,440
Accounts receivable	1,045	2,508
Receivable from affiliates (Note 17)	—	3,003
Mortgage notes receivable (Note 7)	67,750	125,700
Prepaid expenses and other current assets	2,958	4,533
Deferred tax asset, net	20	—

Total current assets, net	131,817	141,529
Property and equipment, net (Note 4)	7,138	5,040
Deferred tax asset	132,564	—
Goodwill	3,712	3,712
Intangible assets, net (Note 5)	4,715	3,293
Other noncurrent assets	634	728

	$280,580	$154,302

Liabilities and stockholders’ equity / partners’ (deficiency):
Current liabilities:
Current portion of long-term debt (Note 6)	$64	$56,393
Warehouse line of credit (Note 7)	67,750	125,700
Accrued compensation and related taxes	27,425	10,836
Accounts payable	1,197	856
Payable to affiliates (Note 17)	6,094	—
Other current liabilities	1,130	2,162

Total current liabilities	103,660	195,947
Deferred rent credit	4,756	2,404
Payable to minority interest holder under tax receivable agreement (Note 12)	116,709	—
Other long-term liabilities	83	178
Long-term debt, less current portion (Note 6)	70	91

Total liabilities	225,278	198,620

Minority interest (Note 14)	19,660	—

Stockholders’ equity / partners’ (deficiency):
Class A common stock, par value $0.01 per share, 175,000,000 and 1,000 shares authorized, 16,445,000 and 1 share(s) outstanding, respectively	164	—
Class B common stock, par value $0.01 per share, 1 share authorized, and 1 share outstanding	—	—
Additional paid in capital	25,064	—
Partners’ (deficiency)	—	(44,318)
Retained earnings	10,414	—

Total stockholders’ equity / partners’ (deficiency)	35,642	(44,318)

	$280,580	$154,302

See accompanying notes to the consolidated financial statements.

HFF, Inc.
Consolidated Statements of Income
(Dollars In Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Capital markets services revenue	$66,463	$53,947	$199,565	$153,586
Interest on mortgage notes receivable	246	163	1,081	662
Other	1,320	820	2,714	2,289

	68,029	54,930	203,360	156,537

Expenses
Cost of services	39,166	29,198	116,854	89,340
Personnel	4,605	3,327	14,307	10,110
Occupancy	2,134	1,730	6,012	4,629
Travel and entertainment	991	1,363	4,635	3,842
Supplies, research, and printing	2,655	2,091	6,703	4,800
Insurance	518	177	1,420	1,056
Professional fees	1,370	641	4,235	1,295
Depreciation and amortization	993	623	2,891	2,039
Interest on warehouse line of credit	263	166	1,169	676
Other operating	1,734	1,467	4,441	3,548

	54,429	40,783	162,667	121,335

Operating income	13,600	14,147	40,693	35,202

Interest and other income	2,170	185	4,086	629
Interest expense	(4)	(1,148)	(404)	(2,377)

Income before income taxes and minority interest	15,766	13,184	44,375	33,454
Income tax expense	2,947	6	7,839	213

Income before minority interest	12,819	13,178	36,536	33,241
Minority interest	8,808	—	24,229	—

Net income	$4,011	$13,178	$12,307	$33,241

Less net income earned prior to IPO and reorganization (Note 13)	—	(13,178)	(1,893)	(33,241)

Net income attributable to Class A common stockholders	$4,011	$—	$10,414	$—

Earnings per share of Class A common stock:
Basic	$.24		$.72
Diluted	$.24		$.72
See accompanying notes to the consolidated statements.

HFF, Inc.
Consolidated Statements of Stockholders’ Equity/Partners’ Capital (Deficiency)
(Dollars In thousands, except share data)

				Additional
	Common Stock		Partners’	Paid in	Retained
	Shares	Amount	Capital	Capital	Earnings	Total

Stockholders equity / partners’ (deficiency), December 31, 2006	1	$—	$(44,318)	$—	$—	$(44,318)
Net income for the period from January 1 to January 30, 2007	—	—	1,893	—	—	1,893
Distributions	—	—	(5,299)	—	—	(5,299)
Repurchase of Class A Common stock	(1)	—	—	—	—	—
Net proceeds received from the issuance of 16,445,000 class A common stock in the initial public offering (IPO), less the utilization of net IPO proceeds for the repayment of bank term debt and the purchase of HFF Holdings interest in Holliday GP and 45% of HFF Holdings’ interest in the Operating Partnerships resulting in the elimination of partners’ capital and the recording of minority interest to effectuate the reorganization, as more fully described in Note 1	16,445,000	164	47,724	3,997	—	51,885
Record the adjustments to give effect to the tax receivable agreement with HFF Holdings as more fully discussed in Note 12	—	—	—	20,594	—	20,594
Stock compensation and other, net	—	—	—	473	—	473
Net income for the period from January 31 to September 30, 2007			—	—	10,414	10,414

Stockholders’ equity, September 30, 2007	16,445,000	$164	$—	$25,064	$10,414	$35,642

See accompanying notes to the consolidated financial statements.

HFF, Inc.
Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Nine Months Ended September 30
	2007	2006
Operating activities
Net income	$12,307	$33,241
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	24,229	—
Stock based compensation	646	—
Deferred taxes	4,720	—
Depreciation and amortization:
Property and equipment	1,874	1,244
Intangibles	1,017	795
Gain on sale or disposition of assets, net	(405)	(260)
Mortgage servicing rights assumed	(2,045)	—
Increase (decrease) in cash from changes in:
Restricted cash	1,956	109
Accounts receivable	1,463	(780)
Receivable from affiliates, net	2,411	(905)
Mortgage notes receivable	57,950	(24,850)
Prepaid expenses and other current assets	1,575	(694)
Other noncurrent assets	94	468
Accrued compensation and related taxes	16,589	7,088
Accounts payable	341	603
Other accrued liabilities	(1,032)	911
Other long-term liabilities	2,257	426

Net cash provided by operating activities	125,947	17,396

Investing activities
Purchases of property and equipment	(4,273)	(2,085)

Net cash used in investing activities	(4,273)	(2,085)

Financing activities
Net borrowings on warehouse line of credit	(57,950)	24,850
Net borrowings on long-term debt	—	60,000
Payments on long-term debt	(56,350)	(2,590)
Issuance of common stock, net	272,118	—
Purchase of ownership interests in Operating Partnerships and Holliday GP	(215,931)	—
Deferred financing costs	(276)	(975)
Distributions to members’ and minority interest holder	(7,070)	(93,051)

Net cash used in financing activities	(65,459)	(11,766)

Net increase in cash	56,215	3,545
Cash and cash equivalents, beginning of period	3,345	8,836

Cash and cash equivalents, end of period	$59,560	$12,381

Supplemental disclosure of non-cash financing activities
Tax distribution declared to minority interest holder	$7,274	$—

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
In addition to cash received for its sale of all of the shares of Holliday GP and approximately 45% of partnership units of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP), HFF Holdings also received, through the issuance of one share of HFF, Inc.’s Class B common stock to HFF Holdings, an exchange right that will permit HFF Holdings to exchange interests in the Operating Partnerships for shares of (i) HFF, Inc.’s Class A common stock (the “Exchange Right”) and (ii) rights under a tax receivable agreement between the Company and HFF Holdings (the “TRA”). See Notes 14 and 12 for further discussion of the exchange right held by the majority interest holder and the tax receivable agreement.

As a result of the reorganization, the Company became a holding company through a series of transactions pursuant to a sale and merger agreement. Pursuant to the offering and reorganization, HFF, Inc.’s sole assets are, through its wholly-owned subsidiary HFF Partnership Holdings, LLC, a Delaware limited liability company (“Partnership Holdings”), approximately 45% of the partnership interests of each of HFF LP and HFF Securities and all of the shares of Holliday GP.
The reorganization transaction was treated, for financial reporting purposes, as a reorganization of entities under common control. As such, these financial statements present the consolidated financial position and results of operations as if HFF, Inc., Holliday GP and the Operating Partnerships (collectively referred to as the Company) were consolidated for all periods presented. All income earned by the Operating Partnerships prior to the offering is attributable to members of HFF Holdings, and is reflected in partners’ capital (deficiency) within the statement of equity. Income earned by the Operating Partnerships subsequent to the offering and attributable to the members of HFF Holdings is recorded as minority interest in the consolidated financial statements, with remaining income less applicable income taxes attributable to Class A common stockholders.
Basis of Presentation
The accompanying consolidated financial statements of HFF, Inc. as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006, include the accounts of HFF LP, HFF Securities, and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP and Partnership Holdings. All significant intercompany accounts and transactions have been eliminated.
The purchase of shares of Holliday GP and partnership units in each of the Operating Partnerships are treated as a reorganization under common control for financial reporting purposes. HFF Holdings owned 100% of Holliday GP, HFF LP Acquisition, LLC, a Delaware limited liability company (“Holdings Sub”), and the Operating Partnerships prior to the reorganization transaction and will continue to control these entities through HFF, Inc., the new public company. The initial purchase of shares of Holliday GP and the initial purchase of units in the Operating Partnerships were accounted for at historical cost, with no change in basis for financial reporting purposes. Accordingly, the net assets of HFF Holdings purchased by HFF, Inc. are reported in the consolidated financial statements of HFF, Inc. at HFF Holdings’ historical cost.
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
All income earned by the Operating Partnerships prior to the offering is attributable to members of HFF Holdings, and is reflected in partners’ capital (deficiency) within the statement of equity. Income earned by the Operating Partnerships subsequent to the offering and attributable to the members of HFF Holdings based on their remaining ownership interest (see Notes 13 and 14) is recorded as minority interest in the consolidated financial statements, with remaining income less applicable income taxes attributable to Class A common stockholders, and considered in the determination of earnings per share of Class A common stock (see Note 16 ).
Reclassifications
Certain items in the consolidated financial statements of prior year periods have been reclassified to conform to the current year period’s presentation.

2. Summary of Significant Accounting Policies
These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006. Accordingly, significant accounting policies and disclosures normally provided have been omitted as such items are disclosed therein. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results expected for the year ending December 31, 2007.
Consolidation
HFF, Inc. controls the activities of the operating partnerships through its 100% ownership interest of Holliday GP. As such, in accordance with FASB Interpretation 46(R), Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51 (Issued 12/03) and Emerging Issues Task Force Abstract 04-5, Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights , Holliday GP consolidates the Operating Partnerships as Holliday GP is the sole general partner of the Operating Partnerships and the limited partners do not have substantive participating rights or kick out rights. The ownership interest of HFF Holdings in the Operating Partnerships is reflected as a minority interest in HFF, Inc.’s consolidated financial statements.
The accompanying consolidated financial statements of HFF, Inc. as of September 30, 2007 and December 31, 2006, and for the three and nine month periods ended September 30, 2007 and September 30, 2006, include the accounts of HFF LP, HFF Securities, and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP and Partnership Holdings. The ownership interest of HFF Holdings in HFF LP and HFF Securities is treated as a minority interest in the consolidated financial statements of HFF, Inc. All significant intercompany accounts and transactions have been eliminated.
Property and Equipment
Property and equipment are recorded at cost, except for those assets acquired on June 16, 2003, which were recorded at their estimated fair values. Effective July 1, 2007 the Company changed its depreciation methodology for furniture, office equipment and computer equipment from an accelerated method over five to seven years, to the straight-line method over three to seven years. In accordance with Statement of Financial Accounting Standards Board (SFAS) No. 154, Accounting Changes and Error Corrections, the Company accounted for this change during the quarter-ending September 30, 2007. The effect on the quarter-to-date and year-to-date results was not material to the financial statements. The Company believes that the straight-line method is preferable over the accelerated method as it provides a more accurate allocation of asset costs to the periods in which the assets are utilized, and provides consistency between asset classes for financial reporting purposes.
The Company’s depreciation methodology for software costs, leasehold improvements and capital leases remains unchanged. Software costs are depreciated using the straight-line method over three years, capital leases are depreciated using the straight-line method over the term of the lease, and leasehold improvements are depreciated using the straight-line method over the shorter of the term of the lease or the life of the asset.
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

Mortgage Servicing Rights
Servicing rights were recorded at their estimated fair value of $5.4 million on June 16, 2003 in connection with the acquisition of HFF LP, and are being amortized over the expected life of the mortgage servicing rights in proportion to the estimated future net servicing income. Additionally, servicing rights are capitalized for servicing assumed on loans originated and sold to the Federal Home Loan Mortgage Corporation (Freddie Mac) with servicing retained based on an allocation of the carrying amount of the loan and the servicing right in proportion to the relative fair values at the date of sale. These servicing rights are recorded at the lower of cost or fair value and are being amortized over their expected life in proportion to the estimated future net servicing income. The determination of fair value of the servicing rights is determined using a discounted cash flow model which considers various factors such as estimated prepayment speeds of the underlying mortgages, the estimated life of the mortgages, the estimated cost to service the loans, and the discount rate.
Effective January 1, 2007, the Company adopted the provisions of SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 , or SFAS 156. Under SFAS 156, the standard requires an entity to recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract, regardless of whether explicit consideration is initially exchanged upon assumption of the servicing contract. The statement also permits a company to choose to either subsequently measure servicing rights at fair value and to report changes in fair value in earnings, or to retain the amortization method whereby servicing rights are recorded at the lower of cost or fair value and are amortized over their expected life. The Company retained the amortization method upon adoption of SFAS 156, but began recognizing the fair value of servicing contracts involving no consideration assumed after January 1, 2007, which resulted in the Company recording $1.1 million and $2.0 million of intangible assets and income upon initial recognition of the servicing rights for the three and nine months ended September 30, 2007, respectively. These amounts are recorded in “Interest and other income” in the Consolidated Income Statement.
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

Recent Accounting Pronouncements
FIN 48. In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48. This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company adopted FIN 48 on January 1, 2007, the effect of which was immaterial to the consolidated financial statements. The Company has determined that no unrecognized tax benefits need to be recorded as of September 30, 2007.
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

The stock compensation cost that has been charged against income for the three and nine months ended September 30, 2007, was $0.2 million and $0.6 million, respectively. At September 30, 2007, there was approximately $2.3 million of unrecognized compensation cost related to share based awards.
The fair value of stock options is estimated on the grant date using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for the nine months ended September 30, 2007:

Dividend yield	0.0%
Expected volatility	50.0%
Risk-free interest rate	4.5%
Expected life (in years)	6.5
A summary of option activity and related information during the period was a follows:

Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Options	Price	Term		Value
Balance at January 1, 2007	—	—	—		$—
Granted	23,177	$17.73	13.0	years	228
Exercised	—	—	—		—
Forfeited or expired	—	—	—		—

Balance at September 30, 2007	23,177	$17.73	12.4	years	$228

		Weighted
		Average
		Exercise
	Options	Price
Nonvested at January 1, 2007	—	—
Granted	23,177	$17.73
Vested	—	—
Forfeited or expired	—	—

Nonvested at September 30, 2007	23,177	$17.73

The weighted average grant date fair value of options granted during the nine months ended September 30, 2007 was $0.2 million. No options vested or were exercised during the nine months ended September 30, 2007.
A summary of restricted stock units activity and related information during the period was as follows:

Restricted
Stock
Units
Balance at January 1, 2007	—
Granted	148,612
Converted to common stock	—
Forfeited or expired	—
Vested	(11,110)

Balance at September 30, 2007	137,502

The weighted average remaining contractual term of the nonvested restricted stock units is 4 years as of September 30, 2007.

4. Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2007	2006

Furniture and equipment	$3,666	$3,202
Computer equipment	1,368	1,530
Capitalized software costs	684	831
Leasehold improvements	7,466	5,005

Subtotal	13,184	10,568
Less accumulated depreciation and amortization	(6,046)	(5,528)

	$7,138	$5,040

At September 30, 2007 and December 31, 2006 the Company has recorded, within furniture and equipment, office equipment under capital leases of $0.5 million, including accumulated amortization of $0.4 million, which is included within depreciation and amortization expense on the accompanying consolidated statements of income. See Note 6 for discussion of the related capital lease obligations.
5. Intangible Assets
The Company’s intangible assets are summarized as follows (in thousands):

	September 30, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Amortizable intangible assets:
Mortgage servicing rights	$8,835	(4,586)	$4,249	$6,085	$(3,695)	$2,390
Deferred financing costs	523	(157)	366	988	(185)	803
Unamortizable intangible assets:
NASD license	100	—	100	100	—	100

Total intangible assets	$9,458	$(4,743)	$4,715	$7,173	$(3,880)	$3,293

As of September 30, 2007, the Company was servicing $21.8 billion of commercial loans and has recorded mortgage servicing rights on $9.2 billion of those loans. The total commercial loan servicing portfolio includes loans for which there are no corresponding mortgage servicing rights recorded on the balance sheet under SFAS 156, as the servicing rights that correspond to such loans were assumed prior to January 1, 2007 and involved no initial consideration paid by the Company.
The Company stratifies its servicing portfolio based on the type of loan, i.e., life company loans, CMBS, FHLMC and limited-service life company loans.
While sales of mortgage service rights occur, the precise terms and conditions of such sales, such as quoted market prices or prices based on sales or purchases of similar assets, are typically not readily available. Therefore, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. The estimate is based on a number of assumptions, including, among other things, the benefits of servicing (contractual servicing fees and interest on escrow balances), the cost of servicing, prepayment rates, an inflation rate, the expected life of the cash flows and the discount rate. Some of the significant assumptions utilized to value servicing rights as of September 30, 2007 are as follows:

Expected life of cash flows	5.5 years (average)
Discount rate (1)	15-50%

(1)	Reflects the time value of money and the risk of future cash flows related to the possible cancellation of servicing contracts, transferability restrictions on certain servicing contracts, concentration in the life company portfolio and large loan risk.
Changes in the carrying value of mortgage servicing rights for the three and nine month periods ended September 30, 2007 and 2006, and the fair value at the end of each period were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Carrying value, beginning of period	$3,241	$2,580	$2,390	$2,776
New servicing assets	1,432	33	2,751	260
Amortization	(424)	(249)	(892)	(672)

Carrying value, end of period	$4,249	$2,364	$4,249	$2,364

Fair value, end of period	$4,866	$3,001	$4,866	$3,001

Amortization expense related to intangible assets for the three and nine months ended September 30, 2007 was $0.5 million and $1.0 million, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2006, respectively.
Estimated amortization expense for the remainder of 2007 and the next five years is as follows (in thousands):

Three months ending December 31, 2007	$435
2008	1,551
2009	1,222
2010	726
2011	365
2012	171
The weighted-average life of these intangibles was five years at September 30, 2007.
6. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following at September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006

Bank term note payable	$—	$56,250
Capital lease obligations	134	234

Total long-term debt and capital leases	134	56,484
Less current maturities	64	56,393

Long-term debt and capital leases	$70	$91

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
The Credit Agreement, which had an original expiration date of March 29, 2010, was paid in full in connection with the proceeds from the initial public offering. Interest on outstanding balances was payable at the 30-day LIBOR rate (5.12% at September 30, 2007 and 5.33% at December 31, 2006) plus 2.50%. The agreement also required payment of a commitment fee of .35% on the unused amount of credit under the revolving credit facility. The Company did not borrow on this revolving credit facility during the year ended December 31, 2006 or through the date of the initial public offering.
On February 5, 2007, the Company entered into an Amended and Restated Credit Agreement with Bank of America (“Amended Credit Agreement”). The Amended Credit Agreement is comprised of a $40.0 million revolving credit facility, which replaced the Credit Agreement described above. The Amended Credit Agreement matures on February 5, 2010 and may be extended for one year based on certain conditions as defined in the agreement. Interest on outstanding balances is payable at the applicable LIBOR rate (for interest periods of one, two, three, six or twelve months) plus 200 basis points, 175 basis points or 150 basis points (such margin is determined from time to time in accordance with the Amended Credit Agreement, based on our then applicable consolidated leverage ratio) or the Federal Funds Rate (4.58% at September 30, 2007) plus 0.5% or the Prime Rate (7.75% at September 30, 2007) plus 1.5%. The Amended Credit Agreement also requires payment of a commitment fee of 0.2% or 0.3% on the unused amount of credit based on the total amount outstanding. The Company did not borrow on this revolving credit facility during the nine month period ended September 30, 2007. See Note 19 for discussion of an amendment to the Amended Credit Agreement entered into by the Company on October 30, 2007.
(b) Letters of Credit and Capital Lease Obligation
The Company has outstanding letters of credit of approximately $0.3 million and $2.1 million at September 30, 2007 and December 31, 2006, respectively, with the same bank as the term note and revolving credit arrangements, to comply with bonding requirements of certain state regulatory agencies, as security for three leases and as collateral to meet Freddie Mac net worth requirements. The Company segregated cash in a separate bank account to collateralize the letters of credit. The letters of credit expire through 2007 but can be automatically extended for one year except for the $2.0 million letter of credit with Freddie Mac, which expired on February 28, 2007 and is no longer required by Freddie Mac.
Capital lease obligations consist primarily of office equipment leases that expire at various dates through May 2010 and bear interest at rates ranging from 3.65% to 6.19%. A summary of future minimum lease payments under capital leases at September 30, 2007, is as follows (in thousands):

Three months ending December 31, 2007	$21
2008	56
2009	48
2010	9

$134

7. Warehouse Line of Credit
In 2005, HFF LP obtained an uncommitted warehouse revolving line of credit for the purpose of funding the Freddie Mac mortgage loans that it originates. Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. As of September 30, 2007 and December 31, 2006, HFF LP had $67.8 million and $125.7 million, respectively, outstanding on the warehouse line of credit and a corresponding amount of mortgage notes receivable. Interest on the warehouse line of credit is at the 30-day LIBOR rate (5.12% and 5.84% at September 30, 2007 and December 31, 2006, respectively) plus a spread. HFF LP is also paid interest on its loans secured by multifamily loans at the rate in the Freddie Mac note. See subsequent event footnote for discussion of changes in financing for Freddie Mac loan originations.
8. Lease Commitments
The Company leases various corporate offices and parking spaces under noncancelable operating leases. These leases have initial terms of two to ten years. The majority of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations for the three and nine months ended September 30, 2007 was $1.6 million and $4.4 million, respectively. Total rental expense charged to operations for the three and nine months ended September 30, 2006 was $1.0 million and $3.4 million, respectively.
Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (in thousands):

2008	$5,008
2009	4,146
2010	3,751
2011	3,223
2012	3,032
Thereafter	5,608

$24,768

The Company subleases certain office space to subtenants, which subleases may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.
The Company also leases certain office equipment under capital leases that expire at various dates through 2010. See Note 4 and Note 6 above for further description of the assets and related obligations recorded under these capital leases at September 30, 2007 and December 31, 2006, respectively.
9. Retirement Plan
The Company maintains a retirement savings plan for all eligible employees in which employees may make deferred salary contributions up to a maximum amount allowable by the IRS. After-tax contributions may also be made up to 50% of compensation. The Company makes matching contributions equal to 50% of the first 6% of both deferred and after-tax salary contributions, up to a maximum of $5,000. Effective January 1, 2006, the Company match begins after one month of service and is fully vested after two years of service. The Company’s contributions charged to expense for the plan were $0.2 million and $1.1 million for the three and nine months ended September 30, 2007, respectively. The Company’s contributions charged to expense for the plan were $0.2 million and $1.0 million for the three and nine months ended September 30, 2006, respectively.
10. Servicing
The Company services commercial real estate loans for investors. The servicing portfolio totaled $21.8 billion and $18.0 billion at September 30, 2007 and December 31, 2006, respectively.
In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At September 30, 2007 and December 31, 2006, the funds held in escrow totaled $88.6 million and $104.4 million, respectively. These funds, and the offsetting liabilities, are not presented in the Company’s financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the combined statements of income.

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
12. Income Taxes
Income tax expense includes current and deferred taxes as follows (in thousands):

	Current	Deferred	Total
Nine Months Ended September 30, 2007:
Federal	$2,135	$3,983	$6,118
State	1,160	561	1,721

	$3,295	$4,544	$7,839

Nine Months Ended September 30, 2006:
Federal	$—	$—	$—
State	213	—	213

	$213	$—	$213

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the nine months ended September 30, 2007 (dollars in thousands):

	Rate	Expense
Taxes computed at federal tax rate	34.0%	$6,075
State and local taxes, net of federal tax benefit	9.0%	1,609
Adjustment to prior years’ taxes	0.1%	19
Meals and entertainment	0.7%	117
Other permanent differences	0.1%	19

Income tax expense	43.9%	$7,839

Total income tax expense recorded for the nine months ended September 30, 2007 included $0.4 million of state and local taxes on income allocated to the minority interest holder.

Deferred income tax assets and liabilities consist of the following at September 30, 2007(in thousands):

Deferred income tax assets
Section 754 election tax basis step-up	$132,749
Tenant improvements	375
Goodwill	74
Restricted stock units	169
Other	84

133,451

Less: valuation allowance	—

Deferred income tax asset	133,451

Deferred income tax liabilities
Compensation	(46)
Servicing rights	(631)
Deferred rent	(190)

Deferred income tax liability	(867)

Net deferred income tax asset (liability)	$132,584

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109, or FIN 48. FIN 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is the determination of whether a tax position should be recognized. Under FIN 48, a tax position taken or expected to be taken in a tax return is to be recognized only if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two, for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company adopted FIN 48 on January 1, 2007, the effect of which was immaterial to the consolidated financial statements. The Company has determined that no unrecognized tax benefits needs to be recorded as of September 30, 2007. The Company will recognize interest and penalties related to unrecognized tax benefits in “Interest and other income (expense).” There were no interest or penalties recorded in the three and nine months ended September 30, 2007.
Tax Receivable Agreement
As a result of the offering, HFF LP and HFF Securities made an election under Section 754 of the Internal Revenue Code for 2007, and intend to have such an election for each taxable year in which an exchange of partnership units for shares occurs. The initial sale as a result of the offering increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of future tax payments to the extent that the Company has future taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $137.3 million and has recorded this amount as a deferred tax asset on its Consolidated Balance Sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2007. The Company is obligated, however, pursuant to its Tax Receivable Agreement with HFF Holdings, to pay to HFF Holdings, on an after-tax basis, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement.
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

13. Supplemental Statements of Income
The Supplemental Statements of Income set forth in the table below are provided to principally give additional information regarding the Company’s change in ownership interests in the Operating Partnerships that occurred during the nine month period ending September 30, 2007. The changes in the Company’s ownership interest in the Operating Partnerships are a result of the initial public offering on January 30, 2007, and the underwriters’ exercise of their option to purchase additional shares on February 21, 2007.
HFF, Inc.
Consolidated Operating Results
(dollars in thousands, except per share data)

				Three	Three	Three	Nine
	Period	Period	Period	Months	Months	Months	Months
	1/1/07	1/31/07	2/22/07	Ended	Ended	Ended	Ended
	through	through	through	March 31,	June 30,	September	September
	1/30/07	2/21/07	3/31/07	2007	2007	30, 2007	30, 2007
Revenue	$17,467	$12,308	$25,770	$55,545	$79,786	$68,029	$203,360

Operating expenses:

Cost of services	10,817	8,160	14,560	33,537	44,151	39,166	116,854

Operating, administrative and other	4,427	2,663	6,184	13,274	15,378	14,270	42,922
Depreciation and amortization	358	273	389	1,020	878	993	2,891

Total Expenses	15,602	11,096	21,133	47,831	60,407	54,429	162,667

Operating income	1,865	1,212	4,637	7,714	19,379	13,600	40,693

Interest and other income	401	169	352	922	994	2,170	4,086

Interest expense	(373)	(14)	(7)	(394)	(6)	(4)	(404)

Income before income taxes and minority interest	1,893	1,367	4,982	8,242	20,367	15,766	44,375

Provision for income taxes	—	151	945	1,096	3,796	2,947	7,839

Income before minority interest	1,893	1,216	4,037	7,146	16,571	12,819	36,536

Minority interest	—	1,029	2,879	3,908	11,513	8,808	24,229

Net income	$1,893	$187	$1,158	$3,238	$5,058	$4,011	$12,307

Less net income earned prior to IPO and reorganization	(1,893)	—	—	(1,893)	—	—	(1,893)

Income available to common stockholders	$—	$187	$1,158	$1,345	$5,058	$4,011	$10,414

Net income per share — basic				$0.13	$0.31	$0.24	$0.72

Net income per share — diluted				$0.13	$0.31	$0.24	$0.72

14. Minority Interest
Minority interest recorded in the consolidated financial statements of HFF, Inc. relates to the ownership interest of HFF Holdings in the Operating Partnerships. As a result of the offering and reorganization discussed in Note 1, partners’ capital was eliminated from equity and a minority interest of $6.4 million was recorded representing HFF Holdings remaining interest in the Operating Partnerships following the initial public offering and the underwriters’ exercise of the overallotment option on February 21, 2007. During the three months ended September 30, 2007, the Operating Partnerships distributed $3.5 million to the partners of the Operating Partnerships based on estimated second quarter operating income. During the nine months ended September 30, 2007, the Operating Partnerships distributed $6.6 million to the partners of the Operating Partnerships based on estimated first and second quarter operating income. HFF Holdings received $1.9 million and $3.7 million of these tax distribution based on its ownership interest in the Operating Partnerships during the three and nine month periods ended September 30, 2007, respectively. Prior to September 30, 2007, the Board of Directors of the Company and the President of Holliday GP approved the third quarter 2007 tax distribution of $13.1 million which was paid to the partners of the Operating Partnerships in October 2007. As such, a payable of $7.3 million was established as of September 30, 2007, representing HFF Holdings proportionate share of the third quarter tax distribution. These distributions decreased the minority interest balance in the Consolidated Balance Sheet. HFF Holdings is entitled to its proportional share of net income earned by the Operating Partnership subsequent to the change in ownership.
The table below sets forth the calculation of income allocated to the minority interest holder for the first three months of 2007, which includes the period following the initial public offering on January 30, 2007, and the period following the underwriter’s exercise of the overallotment option on February 21, 2007, for the three months ended June 30, 2007 and for the three and nine months ended September 30, 2007 (dollars in thousands).

				Three	Three	Three	Nine
	Period	Period	Period	months	months	months	months
	1/1/07	1/31/07	2/22/07	ended	ended	ended	ended
	through	through	through	March	June 30,	September	September
	1/30/07	2/21/07	3/31/07	31, 2007	2007	30, 2007	30, 2007
Net income from operating partnerships	$1,922	$1,683	$5,206	$8,811	$20,814	$15,925	$45,550

Minority interest ownership percentage		61.14%	55.31%		55.31%	55.31%

Minority interest		$1,029	$2,879	$3,908	$11,513	$8,808	$24,229

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
15. Stockholders Equity
The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share, and 1 share of Class B common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. HFF Holdings has been issued one share of Class B common stock. Class B common stock has no economic rights but entitles the holder to a number of votes equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships, as of the relevant record date for the HFF, Inc. stockholder action, are exchangeable. Holders of Class A and Class B common stock will vote together as a single class on all matters presented to our stockholders for their vote or approval. The Company has issued 16,445,000 shares of Class A common stock and 1 share of Class B common stock as of September 30, 2007.
16. Earnings Per Share
The Company’s net income and weighted average shares outstanding for the three and nine month periods ended September 30, 2007, consists of the following (dollars in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2007
Net income	$4,011	$12,307

Net income available for Class A common stockholders	$4,011	$10,414
Weighted Average Shares Outstanding:
Basic	16,456,110	14,467,032
Diluted	16,456,110	14,467,032
Prior to the reorganization and the offering, the Company historically operated as a series of related partnerships and limited liability companies. There was no single structure upon which to calculate historical earnings per share information. Accordingly, earnings per share information has not been presented for periods prior to the offering. The calculations of basic and diluted net income per share amounts for the three and nine month period ended September 30, 2007 are described and presented below.
Basic Net Income per Share
Numerator — utilizes net income attributable to Class A common stockholders for the three and nine month periods ended September 30, 2007.
Denominator — utilizes the weighted average shares of Class A common stock for the three and nine month periods ended September 30, 2007, including 11,110 restricted stock units that have vested and whose issuance is no longer contingent.

     Diluted Net Income per Share
Numerator — utilizes net income attributable to Class A common stockholders for the three and nine month periods ended September 30, 2007 (as in the basic net income per share calculation described above) and income allocated to minority interest holder upon assumed exercise of exchange rights.
Denominator — utilizes the weighted average shares of Class A common stock for the three and nine months ended September 30, 2007, including 11,110 restricted stock units that have vested and whose issuance is no longer contingent, the dilutive effect of the unrestricted stock units and stock options, and the issuance of Class A common stock upon exercise of the exchange right by the minority interest holder.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2007
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common stockholders	$4,011	$10,414

Denominator:
Weighted average number of shares of Class A common stock outstanding	16,456,110	14,467,032

Basic net income per share of Class A common stock	$0.24	$0.72

Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common stockholders	$4,011	$10,414
Add—dilutive effect of:

Income allocated to minority interest holder upon assumed exercise of exchange rights	—	—

Denominator:
Basic weighted average number of shares of Class A common stock	16,456,110	14,467,032
Add—dilutive effect of:

Unvested restricted stock units	—	—

Stock options	—	—

Minority interest holder exchange rights	—	—

Weighted average common shares outstanding – diluted	16,456,110	14,467,032

Diluted earnings per share of Class A common stock	$0.24	$0.72
17. Related Party Transactions
During the nine months ended September 30, 2007, the Company made payments of $1.2 million and allocated operating expenses for services performed of $0.1 million on behalf of two affiliates, HFF Holdings and Holdings Sub (the “Holdings Affiliates”). The Company was reimbursed for transaction costs relating to the IPO transaction from the Holdings Affiliates of approximately $1.5 million during the nine months ended September 30, 2007. In addition, the Company recorded a payable to the Holdings Affiliates in the amount of $10.9 million during the nine months ended September 30, 2007 for net working capital adjustments, the release of a letter of credit as a result of the IPO transaction, and tax distributions. Upon release of the letter of credit, the Company made a payment to HFF Holdings in the amount of $2.0 million during the nine months ended September 30, 2007. The Company had a net payable to the Holdings Affiliates of $6.1 million at September 30, 2007 and a receivable from Holdings affiliates of $3.0 million December 31, 2006.

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
19. Subsequent Events
In October 2007, pursuant to the Operating Partnerships’ respective partnership agreements, the Operating Partnerships distributed $13.1 million to the partners of the Operating Partnerships based on estimated annualized taxable income. HFF Holdings received $7.3 million of the third quarter tax distribution based on its ownership interest in the Operating Partnerships.
In October 2007, as a result of increases in the volume of the Freddie Mac loans that HFF LP originates as part of its participation in Freddie Mac’s Multifamily Program Plus® Seller/Servicer program and a recently imposed borrowing limit of $150.0 million under the Company’s existing uncommitted warehouse revolving line of credit, the Company began pursuing alternative financing arrangements to potentially supplement or replace its existing uncommitted warehouse revolving line of credit. In addition, on October 30, 2007, the Company entered into an amendment to the Amended Credit Agreement that modifies certain restrictions in the Amended Credit Agreement so as to permit the Company to use borrowings under the Amended Credit Agreement to originate and subsequently sell mortgages in connection with the Company’s participation in Freddie Mac’s Multifamily Program Plus® Seller/Servicer program. In November 2007, the Company entered into a $50.0 million line of credit note with a new financial institution to serve as a supplement to the existing warehouse line of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion summarizes the financial position of HFF, Inc. and its subsidiaries as of September 30, 2007, and the results of their operations for the three and nine month periods ended September 30, 2007, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the combined financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2006.
Overview
     Our Business
     We are a leading provider of commercial real estate and capital markets services to the U.S. commercial real estate industry, based on transaction volume, and are one of the largest full-service commercial real estate financial intermediaries in the country.
     Substantially all of our revenues are in the form of capital markets services fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We also earn fees from commercial loan servicing activities. We believe that our multiple capital markets services, diverse client mix, expertise in a wide range of property types and national platform create a stable and diversified revenue stream. Furthermore, we believe our business mix, operational expertise and the leveragability of our platform have enabled us to achieve profit margins that are among the highest of our public company peers.
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
Results of Operations
     Following is a discussion of our results of operations for the three months ended September 30, 2007 and September 30, 2006. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	For the Three Months Ended September 30,
	2007		2006		Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
			(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$66,463	97.7%	$53,947	98.2%	$12,516	23.2%
Interest on mortgage notes receivable	246	0.4%	163	0.3%	83	50.9%
Other	1,320	1.9%	820	1.5%	500	61.0%

Total revenues	68,029	100.0%	54,930	100.0%	13,099	23.8%
Operating expenses
Cost of services	39,166	57.6%	29,198	53.2%	9,968	34.1%
Personnel	4,605	6.8%	3,327	6.1%	1,278	38.4%
Occupancy	2,134	3.1%	1,730	3.1%	404	23.4%
Travel and entertainment	991	1.5%	1,363	2.5%	(372)	(27.3)%
Supplies, research and printing	2,655	3.9%	2,091	3.8%	564	27.0%
Other	4,878	7.2%	3,074	5.6%	1,804	58.7%

Total operating expenses	54,429	80.0%	40,783	74.2%	13,646	33.5%

Operating income	13,600	20.0%	14,147	25.8%	(547)	(3.9)%
Interest and other income	2,170	3.2%	185	0.3%	1,985	NM
Interest expense	(4)	(0.0)%	(1,148)	(2.1)%	1,144	NM

Income before income taxes and minority interest	15,766	23.2%	13,184	24.0%	2,582	19.6%
Income tax expense	2,947	4.3%	6	0.0%	2,941	NM

Income before minority interest	12,819	18.8%	13,178	24.0%	(359)	(2.7)%
Minority interest	8,808	12.9%	—	0.0%	8,808	NM

Net income	$4,011	5.9%	$13,178	24.0%	$(9,167)	(69.6)%

“NM” = Not Meaningful
Revenues. Our total revenues were $68.0 million for the three months ended September 30, 2007 compared to $54.9 million for the same period in 2006, an increase of $13.1 million, or 23.8%. Total revenues increased primarily as a result of increased capital markets services revenues.

•	The revenues we generated from capital markets services for the three months ended September 30, 2007 increased $12.5 million, or 23.2%, to $66.5 million from $54.0 million for the same period in 2006. The increase is primarily attributable to an increase in volume of transactions closed during the third quarter of 2007 compared to the third quarter of 2006.

•	The revenues derived from interest on mortgage notes receivable were $0.2 million for both three month periods ended September 30, 2007 and 2006.

•	The other revenues we earned were approximately $1.3 million during the three month period ended September 30, 2007 compared to $0.8 million during the three months ended September 30, 2006. This increase is primarily attributable to a larger volume of investment sales transactions during the three months ended September 30, 2007.
Total Operating Expenses. Our total operating expenses were $54.4 million for the three months ended September 30, 2007 compared to $40.8 million for the same period in 2006, an increase of $13.6 million, or 33.5%. Expenses increased primarily due to: (i) increased cost of services due to an increase in capital markets services revenue, (ii) increased personnel costs due mainly to an increase in total headcount and (iii) increased professional fees as a result of the Company’s public company status in 2007.
•	The costs of services for the three months ended September 30, 2007 increased $10.0 million, or 34.1%, to $39.2 million from $29.2 million for the same period in 2006. The increase is primarily the result of increased commissions driven by higher capital markets services revenue. Cost of services as a percentage of capital markets services was approximately 58.9% and 54.1% for the three month periods ended September 30, 2007 and September 30, 2006, respectively.

•	Personnel expenses that are not directly attributable to providing services to our clients for the three months ended September 30, 2007 increased $1.3 million, or 38.4%, to $4.6 million from $3.3 million for the same period in 2006. The increase is primarily related to: (i) an increase in total headcount at September 30, 2007 compared to September 30, 2006, and (ii) equity incentive compensation expense related to the grant of options and restricted stock units during 2007 in conjunction with the initial public offering.

•	Occupancy, travel and entertainment, and supplies, research and printing expenses for the three months ended September 30, 2007 increased $0.6 million, or 11.5%, to $5.8 million compared to the same period in 2006. These increases are primarily due to increased business activity and additional office space occupied, higher rents and new office space.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $4.9 million during the three months ended September 30, 2007, an increase of $1.8 million, or 58.7%, versus $3.1 million in the three months ended September 30, 2006. This increase is primarily related to (i) increased professional fees in the amount of $0.7 million resulting from the Company’s public company status in 2007, (ii) increased insurance costs and (iii) increased depreciation and amortization.
Net Income. Our net income for the three months ended September 30, 2007 was $4.0 million, a decrease of $9.2 million versus $13.2 million for the same fiscal period in 2006. We attribute this decrease to several factors, with the more significant cause being an increase of income tax expense and minority interest of $2.9 million and $8.8 million, respectively. Other factors included:
•	Interest and other income, partially offsetting the costs we incurred in these periods, increased $2.0 million, to $2.2 million, versus $0.2 million earned in the three months ended September 30, 2006. This increase is primarily due to the adoption of FAS 156 in the first quarter 2007, which resulted in the recording of $1.1 million of additional income, associated with the recognition of mortgage servicing rights, during the three months ended September 30, 2007.

•	The interest expense we incurred in the three months ended September 30, 2007 totaled $4,000, a decrease of $1.1 million from $1.1 million of similar expenses incurred in the three months ended September 30, 2006. This decrease is due to the pay-off of the entire balance under the previous Credit Agreement with Bank of America in conjunction with the initial public offering.

•	Income tax expense was approximately $2.9 million for the three months ended September 30, 2007, an increase of $2.9 million from $6,000 in the three months ended September 30, 2006. This increase is primarily due to the reorganization that occurred during the first quarter 2007.
     Following is a discussion of our results of operations for the nine months ended September 30, 2007 and September 30, 2006. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	For the Nine Months Ended September 30,
	2007		2006		Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
			(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$199,565	98.1%	$153,586	98.1%	$45,979	29.9%
Interest on mortgage notes receivable	1,081	0.5%	662	0.4%	419	63.3%
Other	2,714	1.4%	2,289	1.5%	425	18.6%

Total revenues	203,360	100.0%	156,537	100.0%	46,823	29.9%
Operating expenses
Cost of services	116,854	57.5%	89,340	57.1%	27,514	30.8%
Personnel	14,307	7.0%	10,110	6.5%	4,197	41.5%
Occupancy	6,012	3.0%	4,629	3.0%	1,383	29.9%
Travel and entertainment	4,635	2.3%	3,842	2.5%	793	20.6%
Supplies, research and printing	6,703	3.3%	4,800	3.1%	1,903	39.6%
Other	14,156	7.0%	8,614	5.5%	5,542	64.3%

Total operating expenses	162,667	80.0%	121,335	77.5%	41,332	34.1%

Operating income	40,693	20.0%	35,202	22.5%	5,491	15.6%
Interest and other income	4,086	2.0%	629	0.4%	3,457	549.6%
Interest expense	(404)	(0.2)%	(2,377)	(1.5)%	1,973	(83.0)%

Income before income taxes and minority interest	44,375	21.8%	33,454	21.4%	10,921	32.6%

Income tax expense	7,839	3.9%	213	0.1%	7,626	NM
Income before minority interest	36,536	18.0%	33,241	21.2%	3,295	9.9%
Minority interest	24,229	11.9%	—	0.0%	24,229	NM

Net income	$12,307	6.1%	$33,241	21.2%	$(20,934)	(63.0)%

“NM” = Not Meaningful
Revenues. Our total revenues were $203.3 million for the nine months ended September 30, 2007 compared to $156.5 million for the same period in 2006, an increase of $46.8 million, or 29.9%. Total revenues increased primarily as a result of increased capital markets services revenues.

•	The revenues we generated from capital markets services for the nine months ended September 30, 2007 increased $46.0 million, or 29.9%, to $199.6 million from $153.6 million for the same period in 2006. The increase is primarily attributable to an increase in both the number and the average dollar value of transactions closed during the first nine months of 2007 compared to the first nine months of 2006.

•	The revenues derived from interest on mortgage notes were $1.1 million for the nine months ended September 30, 2007 compared to $0.7 million for the same period in 2006, an increase of $0.4 million. Revenues increased primarily as a result of increased volume of Freddie Mac loans in the first nine months of 2007 compared to the same period of 2006.

•	The other revenues we earned were approximately $2.7 million for the nine months ended September 30, 2007 compared to $2.3 million for the same period in 2006.
Total Operating Expenses. Our total operating expenses were $162.6 million for the nine months ended September 30, 2007 compared to $121.3 million for the same period in 2006, an increase of $41.3 million, or 34.1%. Expenses increased primarily due to: (i) increased cost of services due to an increase in capital markets services revenue, (ii) increased personnel costs due to an increase in total headcount, (iii) increased professional fees as a result of the Company’s public company status in 2007 and (iv) increased supplies, research and printing costs due to more activity and higher capital markets services revenue.
•	The costs of services for the nine months ended September 30, 2007 increased $27.5 million, or 30.8%, to $116.8 million from $89.3 million for the same period in 2006. The increase is primarily the result of increased commissions driven by the increase in capital markets services revenues. Cost of services as a percentage of capital market services were approximately 58.6% and 58.2% for the nine month periods ended September 30, 2007 and September 30, 2006, respectively.

•	Personnel expenses that are not directly attributable to providing services to our clients for the nine months ended September 30, 2007 increased $4.2 million, or 41.5%, to $14.3 million from $10.1 million for the same period in 2006. The increase is primarily related to: (i) an increase in total headcount at September 30, 2007 compared to September 30, 2006, (ii) equity incentive compensation expense related to the grant of options and restricted stock units in conjunction with the initial public offering and (iii) an increase in profit participation expense due from the increase in operating income.

•	Occupancy, travel and entertainment, and supplies, research and printing expenses for the nine months ended September 30, 2007 increased $4.1 million, or 30.7%, to $17.4 million compared to the same period in 2006. These increases are primarily due to increased business activity and additional office space occupied, higher rents and new office space.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $14.1 million during the nine months ended September 30, 2007, an increase of $5.5 million, or 64.3%, versus $8.6 million in the nine months ended September 30, 2006. This increase is primarily related to: (i) an increase in professional fees in the amount of $2.9 million resulting primarily from the Company’s public company status in 2007, (ii) increased depreciation on leasehold improvements, (iii) increased amortization on mortgage service rights and (iv) increased interest on the warehouse line of credit of $0.5 million due to a larger volume loans outstanding during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.
Net Income. Our net income for the nine months ended September 30, 2007 was $12.3 million, a decrease of $20.9 million versus $33.2 million for the same fiscal period in 2006. We attribute this decrease to several factors, with the principle causes being an increase of income tax expense of $7.6 million and minority interest of $24.2 million both of which are related to the initial public offering and reorganization that occurred in the beginning of 2007, neither of which was applicable in 2006. Other factors partially offsetting this decrease are:
•	Interest and other income, partially offsetting the costs we incurred in these periods, increased $3.5 million, to $4.1 million, versus $0.6 million earned in the nine months ended September 30, 2006. This increase is primarily due to the adoption of FAS 156 in the first quarter 2007, which resulted in the recording of $2.0 million of additional income, associated with the recognition of mortgage servicing rights, during the nine months ended September 30, 2007.

•	The interest expense we incurred in the nine months ended September 30, 2007 totaled $0.4 million, a decrease of $2.0 million from $2.4 million of similar expenses incurred in the nine months ended September 30, 2006. This decrease resulted from the pay-off of the entire balance under the previous Credit Agreement with Bank of America in conjunction with the initial public offering.

•	Income tax expense was approximately $7.8 million for the nine months ended September 30, 2007, an increase of $7.6 million from $0.2 million in the nine months ended September 30, 2006. This increase is primarily due to the reorganization that occurred during the first quarter 2007.
Cash Flows
     Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of distributions to members of HFF Holdings and payment of commissions and bonuses to employees.
2007
     Cash and cash equivalents increased $56.2 million in the nine months ended September 30, 2007. Net cash of $125.9 million was provided by operating activities, primarily resulting from a $58.0 million decrease in mortgage notes receivable, an increase in accrued compensation and related taxes of $16.6 million and net income (including minority interest) of $36.5 million. Cash of $4.3 million was used for investing in property and equipment. Financing activities used $65.5 million of cash primarily due to a $58.0 million decrease in borrowings on our warehouse revolving line of credit, the payoff of the credit facility in the amount of $56.3 million and the purchase of partnership interests in HFF LP and HFF Securities and shares of Holliday GP. This decrease in cash was partially offset by the proceeds from the issuance of our Class A common stock of $272.1 million.
2006
     Cash and cash equivalents increased $3.5 million in the nine months ended September 30, 2006. Operating activities provided cash of approximately $17.4 million, primarily resulting from net income of $33.2 million and an increase in accrued compensation and related taxes of $7.1 million. These increases were partially offset by a $24.9 million increase in mortgage notes receivable. Cash of $2.1 million was used to invest in property and equipment. Financing activities used $11.8 million of cash primarily for distributions to HFF Holdings of $93.1 million. These payments were partially offset by borrowings of $60.0 million under our Credit Agreement and an increase in borrowings on the warehouse line of credit.
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
     Over the nine month period ended September 30, 2007, we generated approximately $68.0 million of cash from operations, excluding the funding of Freddie Mac loan closings discussed below. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the nine months ended September 30, 2007, we incurred approximately $162.7 million in total operating expenses. The majority of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the nine months ended September 30, 2007, approximately 64.5% of our operating expenses were variable expenses. Our liquidity needs related to our long term obligations are primarily related to our facility leases. In connection with our initial public offering, we paid off the entire balance of our credit facility of $56.3 million and entered into a new credit facility that provides us with a $40.0 million line of credit which was not drawn upon as of September 30, 2007. We believe that cash flows from operating activities will be sufficient to satisfy our long-term obligations based on current conditions. For the nine months ended September 30, 2007, we incurred approximately $6.0 million in occupancy expenses and approximately $0.4 million in interest expense.
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
     We entered into a new credit facility with Bank of America, N.A. for a new $40.0 million line of credit that was put in place contemporaneously with the consummation of the initial public offering. This new credit facility matures on February 5, 2010 and may be extended for one year based on certain conditions as defined in the agreement. Interest on outstanding balance is payable at the applicable LIBOR rate (for interest periods of one, two, three, six or twelve months) plus 200 basis points, 175 basis points or 150 basis points (such margin is determined from time to time in accordance with the Amended Credit Agreement, based on our then applicable consolidated leverage ratio) or the Federal Funds Rate (4.58% at September 30, 2007) plus 0.5% or the Prime Rate (7.75% at September 30, 2007) plus 1.5%. The Amended Credit Agreement also requires payment of a commitment fee of 0.2% or 0.3% on the unused amount of credit based on the total amount outstanding. The Company did not borrow on this revolving credit facility during the nine month period ended September 30, 2007. We believe that our results from operations plus our new revolver of $40.0 million are sufficient to meet our working capital needs. This Amended Credit Agreement was amended on October 30, 2007, as discussed below.
     In 2005, we entered into an uncommitted financing arrangement with Red Mortgage Capital, Inc. to fund our Freddie Mac loan closings. Pursuant to this arrangement, Red Mortgage Capital funds multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. As of September 30, 2007, we had outstanding borrowings of $67.8 million under this arrangement and a corresponding amount of mortgage notes receivable.
     In October 2007, as a result of increases in the volume of the Freddie Mac loans that HFF LP originates as part of its participation in Freddie Mac’s Program Plus® Seller Servicer program and recently imposed borrowing limits under the warehouse line of credit of $150.0 million, we began pursuing alternative financing arrangements to potentially supplement or replace its existing warehouse line of credit. On October 30, 2007, we entered into an amendment to the Amended Credit Agreement that modifies certain restrictions in the Amended Credit Agreement so as to permit the Company to use borrowings under the Amended Credit Agreement to originate and subsequently sell mortgages in connection with the Company’s participation in Freddie Mac’s Multifamily Program Plus® Seller/Servicer program. In addition, in November 2007 we entered into a $50.0 million line of credit note with a financial institution to serve as a supplement to our existing warehouse line of credit. Although we believe that our current warehouse line of credit, as supplemented, and our line of credit under the Amended Credit Agreement is sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus® Seller/Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.
     We regularly monitor our liquidity position, including cash levels, credit lines, interest and payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. We maintain a line of credit under our revolving credit facility in excess of anticipated liquidity requirements. As of September 30, 2007, we had $40.0 million in undrawn line of credit available to us under our Amended Credit Agreement with Bank of America, N.A. This facility provides us with the ability to meet short-term cash flow needs resulting from our various business activities. If this facility proves to be insufficient or unavailable to us, we would seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining such additional financing on acceptable terms or at all. In addition, we entered into a tax receivable agreement with HFF Holdings that will provide for the payment by us to HFF Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of these increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement.
Financial Condition
     “Deferred tax asset,” “Payable to minority interest holder under tax receivable agreement,” “Minority interest,” “Partners’s deficiency” and “Additional paid in capital” at September 30, 2007 have all been affected due to the consummation of the initial public offering and reorganization transactions in February 2007 as discussed elsewhere in this Quarterly Report on Form 10-Q.
     “Accrued compensation and related taxes” increased $16.6 million from December 31, 2006 primarily due to the net increase in our commission accrual of $6.5 million due to the timing and volume of transactions closing and the net increase in our accrued incentive compensation of $9.9 million, a large portion of which is typically paid in December.
     Additional significant changes in assets and liabilities are discussed elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
     Goodwill. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, we evaluate goodwill for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the fair value of the Company. In determining the fair value of the Company for purposes of evaluating goodwill for impairment, we utilize an enterprise market capitalization approach. In applying this approach, we use the stock price of our common stock as of the measurement date multiplied by the sum of current outstanding shares plus the exchangeable shares as of the measurement date. As of November 9, 2007, management’s analysis indicates that a greater than 70% decline in the Company’s stock price may result in the recorded goodwill being impaired and would require management to measure the amount of the impairment charge. Goodwill is considered impaired if the recorded book value of goodwill exceeds the implied fair value of goodwill as determined under this valuation technique. We use our best judgment and information available to us at the time to perform this review. There were no indications of any decrease in value at the end of the third quarter which would require the need for an impairment analysis.
     Intangible Assets. Our intangible assets primarily include servicing rights under agreements with third party lenders and deferred financing costs. Servicing rights are recorded at the lower of cost or market. Management makes certain judgments and estimates in determining the fair value of servicing rights. These judgments and estimates include prepayment levels of the underlying mortgages, the net income margin expected to be realized by the Company and the discount rate. The prepayment level is the most important factor affecting the value of the servicing rights. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of December 31, 2006, the estimated fair value and net book value of the servicing rights were $2.8 million and $2.4 million, respectively. A 10% and 20% increase in the level of assumed prepayments would decrease the estimated fair value of the servicing rights by 35% and 49%, respectively. A 10% and 20% decrease in the estimated net income margin of the servicing business would decrease the estimated fair value of the servicing rights by 29% and 37%, respectively. A 10% and 20% increase in the discount rate would decrease the estimated fair value of the servicing rights by 25% and 29%, respectively. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized over their estimated useful life using a method of amortization that reflects the pattern of economic benefit, which results in an accelerated level of amortization. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment. There were no indications of any decrease in value at the end of the third quarter which would require the need for an impairment analysis.
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
Recent Accounting Pronouncements
     FIN 48. In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48. This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company adopted FIN 48 on January 1, 2007, the effect of which was immaterial to the consolidated financial statements. The Company has determined that no unrecognized tax benefits need to be recorded as of September 30, 2007.
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
     SFAS 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which permits companies to report certain financial assets and financial liabilities at fair value. SFAS 159 may provide an opportunity for certain companies to reduce volatility in reported earnings caused by differences in the measurement of related assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact, if any, of SFAS 159 on its financial position and results of operations.

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
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.
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
     None.
Item 3. Defaults Upon Senior Securities.
     None.

Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.
A. Exhibits
18.1	Letter, dated November 9, 2007, from Ernst & Young LLP to the Board of Directors and Stockholders of HFF, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HFF, INC.
Dated: November 14, 2007	By:	/s/ John H. Pelusi, Jr.
John H. Pelusi, Jr
Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2007	By:	/s/ Gregory R. Conley
Gregory R. Conley
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
18.1	Letter, dated November 9, 2007, from Ernst & Young LLP to the Board of Directors and Stockholders of HFF, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).