Form 10-K
period 2007-12-31
HFF, Inc.
filed 2008-03-17
CIK 1380509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33280

HFF, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0610340
(State of incorporation)	(I.R.S. Employer Identification No.)
One Oxford Centre

301 Grant Street, Suite 600 Pittsburgh, Pennsylvania 15219 (Address of principal executive offices, including zip code)	(412) 281-8714 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Exchange on Which
to be Registered	Class is to be Registered

Class A Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:
NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by checkmark if the Registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of March 7, 2008, there were 16,445,000 shares of Class A common stock, par value $0.01 per share, of the Registrant outstanding.

The aggregate market value of the Registrant’s voting stock held by non-affiliates at June 29, 2007 was approximately $255.1 million, based on the closing price per share of common stock on that date of $15.51 as reported on the New York Stock Exchange, and at March 7, 2008 was approximately $98.0 million, based on the closing price per share of common stock on that date of $5.96 as reported on the New York Stock Exchange. Shares of common Stock known by the Registrant to be beneficially owned by directors and officers of the Registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, are not included in the computation. The Registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2008, are incorporated by reference into Part III of this Report.

i

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

Unless the context otherwise requires, references to (1) “HFF Holdings” refer solely to HFF Holdings LLC, a Delaware limited liability company that was previously the holding company for our consolidated subsidiaries, and not to any of its subsidiaries, (2) “HFF LP” refer to Holliday Fenoglio Fowler, L.P., a Texas limited partnership, (3) “HFF Securities” refer to HFF Securities L.P., a Delaware limited partnership and registered broker-dealer, (4) “Holliday GP” refer to Holliday GP Corp., a Delaware corporation and the general partner of HFF LP and HFF Securities, (5) “HoldCo LLC” refer to HFF Partnership Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of HFF, Inc. and (6) “Holdings Sub” refer to HFF LP Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of HFF Holdings. Our business operations are conducted by HFF LP and HFF Securities which are sometimes referred to in this Annual Report on Form 10-K as the “Operating Partnerships.” Also, except where specifically noted, references in this Annual Report on Form 10-K to “the Company,” “we” or “us” mean HFF, Inc., the newly formed Delaware corporation and its consolidated subsidiaries after giving effect to the Reorganization Transactions.

ii

PART I

Item 1.	Business

Overview

We are a leading provider of commercial real estate and capital markets services to the U.S. commercial real estate industry based on transaction volume and are one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 18 offices nationwide with approximately 150 transaction professionals and 318 support associates. In 2007, we advised on approximately $43.5 billion of completed commercial real estate transactions, more than a 23.2% increase compared to the approximately $35.3 billion of completed transactions we advised on in 2006.

Our fully-integrated national capital markets platform, coupled with our knowledge of the commercial real estate markets, allows us to effectively act as a “one-stop shop” for our clients, providing a broad array of capital markets services including:

•	Debt placement;

•	Investment sales;

•	Structured finance;

•	Private equity, investment banking and advisory services;

•	Note sales and note sale advisory services; and

•	Commercial loan servicing.

Substantially all of our revenues are in the form of capital markets services fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We believe that our multiple product offerings, diverse client mix, expertise in a wide range of property types and our national platform have the potential to create a stable and diversified revenue stream. Furthermore, we believe our business mix, operational expertise and the ability to leverage our platform have enabled us to achieve profit margins that are among the highest of our public company peers. Our revenues and net income were $255.7 million and $14.4 million, respectively, for the year ended December 31, 2007, compared to $229.7 million and $51.6 million, respectively, for the year ended December 31, 2006. The Company’s reported net income for the periods in 2007 and 2006 are not directly comparable primarily due to the minority interest adjustment, which is related to HFF Holdings’ ownership interest in the Operating Partnerships, and the change in tax structure following the Reorganization Transactions. Prior to the Reorganization Transactions, the Operating Partnerships were not tax paying entities for federal or state income tax purposes and their income and expenses were passed through to the individual income tax returns of the members of HFF Holdings. Following the Reorganization Transactions, a portion of the Company’s income will now be subject to U.S. federal and state income taxes and taxed at the prevailing corporate tax rates.

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

We believe we have a reputation for high ethical standards, dedicated teamwork and a strong focus on serving the interests of our clients. We take a long-term view of our business and client relationships, and our culture and philosophy are firmly centered on putting the clients’ interests first. Furthermore, through their ownership of HFF Holdings, approximately 40 of our senior transaction professionals in the aggregate own a majority interest in the Operating Partnerships. We believe this further aligns their individual interests with those of the Company, our clients and now our stockholders.

HFF, Inc. is a Delaware corporation with its principal executive offices located at 301 Grant Street, One Oxford Centre, Suite 600, Pittsburgh, Pennsylvania, 15219, telephone number (412) 281-8714.

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

Our Competitive Strengths

We attribute our success and distinctiveness to our ability to leverage a number of key competitive strengths, including:

People, Expertise and Culture

We and our predecessor companies have been in the commercial real estate business for over 25 years, and our transaction professionals have significant experience and long-standing relationships with our clients. We employ approximately 150 transaction professionals with an average of nearly 14 years of commercial real estate transaction experience. The transaction history accumulated among our transaction professionals ensures a high degree of market knowledge on a macro level, intimate knowledge of local commercial real estate markets, long term relationships with the most active investors, and a comprehensive understanding of capital markets products. Our employees come from a wide range of real estate related backgrounds, including investment advisors and managers, investment bankers, attorneys, brokers and mortgage bankers.

Our culture is governed by our commitment to high ethical standards, putting the clients’ interests first and treating clients and our own associates fairly and with respect. These distinctive characteristics of our culture are highly evident in our ability to retain and attract employees. The average tenure for our senior transaction professionals is 12 years and the average production tenure for the top 25 senior transaction professionals compiled by initial leads during the last five years was 13 years (including tenure with predecessor companies). Furthermore, many of our senior transaction professionals have a significant economic interest in our firm, which aligns their individual interests with those of the company as a whole and our clients. Following the completion of our initial public offering, through their ownership of HFF Holdings, approximately 40 senior transaction professionals own a majority interest in the Operating Partnerships which we believe continues to align their interests with the company.

Integrated Capital Markets Services Platform

In the increasingly competitive commercial real estate and capital markets industry, we believe our key differentiator is our ability to analyze all commercial real estate product types and markets as well as our ability to provide clients with comprehensive analysis, advice and execution expertise on all types of debt and equity capital markets solutions. Because of our broad range of execution capabilities, our clients rely on us not only to provide capital markets alternatives but, more importantly, to advise them on how to optimize value by uncovering inefficiencies in the non-public capital markets to maximize their commercial real estate investments. Our capabilities provide our clients with the flexibility to pursue multiple capital markets options simultaneously so that, upon conclusion of our efforts, they can choose the best risk-adjusted based solution.

Independent Objective Advice

Unlike many of our competitors, we do not currently offer services that compete with services provided by our clients such as leasing or property management, nor do we currently engage in principal capital investing activities. We believe this allows us to offer independent objective advice to our clients. We believe our independence distinguishes us from our competitors, enhances our reputation in the market and allows us to retain and expand our client base.

Extensive Cross-Selling Opportunities

As some participants in the commercial real estate market are frequently buyers, sellers, lenders and borrowers at various times, our relationships with these participants across all aspects of their businesses provide us with multiple revenue opportunities throughout the life cycle of their commercial real estate investments. In addition, we often provide more than one service in a particular transaction, such as in an investment sale where we not only represent the seller of a commercial real estate investment but also represent the buyer in arranging acquisition financing. From 2003 through 2005, we executed multiple transactions across multiple platform services with 24 of our top 25 clients. In 2006, we executed multiple transactions across multiple platform services with each of our top 25 clients. In 2007, we executed multiple transactions across multiple platform services with 17 of our top 25 clients.

Broad and Deep Network of Relationships

We have developed broad and deep-standing relationships with the users and providers of capital in the industry and have completed multiple transactions for many of the top institutional commercial real estate investors in the U.S. as well as several global investors who invest in the U.S. Importantly, our transaction professionals, analysts and closing specialists foster relationships with their respective counterparts within each client’s organization. This provides, in our opinion, a deeper relationship with our firm relative to our competitors. In 2006 and 2007, no one borrower or no one seller client, respectively, represented more than 5% of our total capital markets services revenues. The combined fees from our top 25 seller clients for the years 2006 and 2007, respectively, were less than 20% of our capital markets services revenues for each year, and the combined fees from our top 25 borrower clients were less than 20% of our capital markets services revenues for each year.

Proprietary Transaction Database

We believe that the extensive volume of commercial real estate transactions that we advise on throughout the U.S. and across multiple property types and capital markets service lines provides our transaction professionals with valuable, real-time market information. We maintain a proprietary database on numerous clients and potential clients as well as databases that track key terms and provisions of all closed and pending transactions for which we are involved as well as historic and current flows and the pricing of debt, structured finance, investment sales, note sales and equity transactions. Included in the databases are real-time quotes and bids on pipeline transactions, status reports on all current transactions as well as historic information on clients, lenders and buyers. Furthermore, our internal databases maintain current and historical information on our loan servicing portfolio, which enables us to track real-time property level performance and market trends. These internal databases are updated regularly and are available to our transaction professionals, analysts and other internal support groups to share client contact information and real-time market information. We believe this information strengthens our competitive position by enhancing the advice we provide to clients and improving the probability of successfully closing a transaction. Our associates also understand the confidential nature of this information, and if it is misused, depending on the circumstances, it can be cause for immediate dismissal from the Company.

Our Strategic Growth Plan

We seek to improve our market position by focusing on the following strategic growth initiatives:

Expand Our Geographic Footprint

We believe that opportunities exist to establish and increase our presence in several key domestic, and potentially international, markets. While our transactional professionals, located in 18 offices throughout the U.S., advised clients on transactions in 45 states (and the District of Columbia, Mexico, the Bahamas, and Canada) and in more than 540 cities in 2007, there are a number of major metropolitan areas where we do not maintain an office, and we have no overseas offices. By comparison, a number of our large public competitors have over 100 offices worldwide. We constantly review key demand drivers of commercial real estate by market, including growth in population, households, employment, commercial real estate inventory by product type, and new construction. By doing so, we can determine not only where future strategic growth should occur, but more importantly, we can also ensure our transaction professionals are constantly calling on the most attractive markets where we do not have offices. Since 1998, we have opened offices in Washington, D.C., Los Angeles, San Francisco and Chicago. In addition, during this same period, we have significantly added to the platform services in our Boston, Miami, New York City, Washington, D.C., Los Angeles and Chicago offices.

We expect to achieve future strategic geographic expansion through a combination of recruitment of key transaction professionals, organic growth and possible acquisitions of smaller local and regional firms across all services in both new and existing markets. However, in all cases, our strategic growth will be focused on serving our clients’ interests and predicated on finding the most experienced professionals in the market who have the highest integrity, work ethic and reputation, while fitting into our culture and sharing our philosophy and business practices.

Increase Market Share Across Each of our Capital Markets Services

We have achieved significant growth in each of the services we provide through our integrated capital markets platform. We believe that we have the opportunity to continue to increase our market share in each of the various capital markets services we provide to our clients by penetrating deeper into our national, regional and local client relationships. We also intend to increase our market share by selectively hiring transaction professionals in our existing offices and in new locations, predicated on finding the most experienced professionals in the market who have the highest integrity, work ethic and reputation, while fitting into our culture and sharing our philosophy and business practices. For example, since 1998, in addition to opening offices in Washington, D.C., Los Angeles, San Francisco and Chicago, we have significantly added to the platform services in our Boston, Miami, New York City, Washington, D.C., Los Angeles and Chicago offices.

•	Debt Placement. Our transaction volume in debt placements was approximately $23.5 billion and $22.1 billion in 2007 and 2006, respectively. According to the Mortgage Bankers Association’s “Commercial Real Estate/Multifamily Finance: Annual Origination Volume Summation” report, debt issuances in 2006 and 2005 were $406 billion and $345 billion, respectively.

•	Investment Sales. In 2007, we completed investment sales of approximately $17.1 billion, an increase of approximately 69.3% over the approximately $10.1 billion completed in 2006. According to Real Capital Analytics, commercial real estate sales volume for office, industrial, multifamily and retail properties in the U.S. in 2007 and 2006 were $438 billion and $327 billion, respectively.

•	Structured Finance and Advisory Services. In 2007 and 2006, we completed approximately $2.3 billion and $2.7 billion, respectively, of structured finance and advisory services transactions (which includes amounts that we internally allocate to the structured finance reporting category, even though the transaction may have been funded through a single mortgage note) for our clients.

•	In April 2004, we formed our broker-dealer subsidiary, HFF Securities, to undertake both discretionary and non-discretionary private equity raises, select property specific joint ventures, and select investment banking activities for our clients. At December 31, 2007 and 2006, we had $2.0 billion and $1.3 billion of active private equity discretionary fund transactions on which HFF Securities was engaged and may recognize additional future revenue.

•	Note Sales and Note Sale Advisory Services. Since formalizing our note sales and note sale advisory services platform in 2004, we have consummated over $1.3 billion in note sales and note sale advisory transactions. We see growth in this market due to the desire of lenders seeking to diversify concentration risk (geographic, borrower or product type), manage potential problems in their loan portfolios or sell loans rejected from Commercial Mortgage Backed Securities (“CMBS”) securitization pools.

•	Loan servicing. The principal balance of HFF’s loan servicing portfolio increased nearly 28.9% from approximately $18.0 billion at December 31, 2006, to over $23.2 billion at December 31, 2007. We have approximately 38 formal correspondent lender relationships with life insurers and 18 CMBS sub servicing agreements. The majority of the CMBS contracts have been put in place over the past 36 months due to our increased focus on growing our servicing platform to better serve our clients.

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

Our debt transaction professionals originated approximately $0.8 billion and $2.2 billion of debt for clients that purchased properties sold by our investment sales professionals for their clients in 2007 and 2006, respectively. Our investment sales professionals also referred clients to our debt transaction professionals who arranged debt financings totaling approximately $1.8 billion and $741 million in 2007 and 2006, respectively. Our debt professionals also referred clients to our investment sales transaction professionals who sold approximately $9.2 billion and $2.1 billion and of properties in 2007 and 2006, respectively. Also, from its inception in 2004 through December 31, 2007, our HFF Securities subsidiary originated debt volumes of approximately $645 million, in addition to their other equity placement activities.

Our Services

Debt Placement Services

We offer our clients a complete range of debt instruments, including but not limited to construction and construction/mini-permanent loans, adjustable and fixed rate mortgages, entity level debt, mezzanine debt, forward delivery loans, tax exempt financing, and sale/leaseback financing.

Our clients are owners of various types of property, including, but not limited to, office, retail, industrial, hotel, multi-family, self-storage, assisted living, nursing homes, condominium conversions, mixed-use properties and land. Our clients range in size from individual entrepreneurs who own a single property to the largest real estate funds and institutional property owners throughout the world who invest in the United States. Debt is placed with major capital funding sources, both domestic and foreign, including but not limited to life insurance companies, conduits, investment banks, commercial banks, thrifts, agency lenders, pension funds, pension fund advisors, REITs, credit companies, opportunity funds and individual investors.

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

Structured Finance Services

We offer a wide array of structured finance alternatives and solutions at both the property and ownership entity level. This allows us to provide financing alternatives at every level of the capital structure, including but not limited to mezzanine and equity, thereby providing potential buyers and existing owners with the highest appropriate leverage at the lowest blended cost of capital to purchase properties or recapitalize existing ones versus an out-right sale alternative. By focusing on the inefficiencies in the structured finance capital markets, such as mezzanine, preferred equity, participating and/or convertible debt structures, pay and accrual debt structures, pre-sales, stand-by commitments and bridge loans, we are able to access capital for properties in transition, predevelopment and development loans and/or joint ventures and/or structured transactions, which provide maximum flexibility for our clients.

Private Equity, Investment Banking and Advisory Services

Through HFF Securities, our licensed broker-dealer subsidiary, we offer our clients the ability to access the private equity markets for an identified commercial real estate asset and discretionary private equity funds, joint ventures, entity-level private placements, and advisory services. HFF Securities’ services to its clients include:

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

Note Sales and Note Sale Advisory Services

We assist our clients in their efforts to sell all or portions of their commercial real estate debt note portfolios. We are actively marketing our note sales and note sale advisory services to our clients.

Commercial Loan Servicing

We provide commercial loan servicing (primary and sub-servicing) for life insurance companies, Freddie Mac and CMBS originators. Our servicing platform, experienced personnel and hands-on service allow us to maintain close contact with both borrowers and lenders. As a result, we are often the first point of contact in connection with refinancing, restructuring or sale of commercial real estate assets. Revenue is earned primarily from servicing fees charged to the lender, as well as from investment income earned on escrow balances.

To avoid potential conflicts, our transaction professionals do not directly share in servicing revenue, eliminating conflicts which can occur with serviced versus non-serviced lenders. However, throughout the servicing life of a loan, the transaction professional who originated the loan usually remains the main contact for both the borrower and lender, or the master servicer, as the case may be, to assist our servicing group with annual inspections, operating statement reviews and other major servicing issues affecting a property or properties.

Competition

The commercial real estate services industry, and all of the services that we provide, are highly competitive, and we expect them to remain so. We compete on a national, regional and local basis as well as on a number of other critical factors, including but not limited to the quality of our people and client service, historical track record and expertise and range of services and execution skills, absence of conflicts and business reputation. Depending on the product or service, we face competition from other commercial real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. Consistently, the top competitors we face on national, regional and local levels include, but are not limited to, CBRE Capital Markets, Cushman & Wakefield, Eastdil Secured, Jones Lang LaSalle, Northmarq Capital (Marquette) and CapMark. There are numerous other local and regional competitors in each of the local markets where we are located as well as the markets in which we do business.

Competition to attract and retain qualified employees is also intense in each of the capital markets services we provide our clients. We compete by offering a competitive compensation package to our transaction professionals and our other associates as well as equity-based incentives for key associates who lead our efforts in terms of running our offices or leading our efforts in each of our capital markets services. Our ability to continue to compete effectively will depend upon our ability to retain and motivate our existing transaction professionals and other key associates as well as our ability to attract new ones, all predicated on finding the most experienced professionals in the market who have the highest integrity, work ethic and reputation, while fitting into our culture and sharing our philosophy and business practices.

Regulation

Our U.S. broker-dealer subsidiary, HFF Securities, is subject to regulation. HFF Securities is currently registered as a broker-dealer with the SEC and the Financial Industry Regulatory Authority (FINRA). HFF Securities is registered as a broker dealer in 19 states. HFF Securities is subject to regulations governing effectively every aspect of the securities business, including the effecting of securities transactions, minimum capital requirements, record-keeping and reporting procedures, relationships with customers, experience and training requirements for certain employees and business procedures with firms that are not subject to regulatory controls. Violation of applicable regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines and the suspension, expulsion or other disciplining of a firm, its officers or employees.

Our broker-dealer subsidiary is also subject to the SEC’s uniform net capital rule, Rule 15c3-1, and the net capital rules of the NYSE and the FINRA, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiary. The uniform net capital rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. The NYSE and the FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below its requirements. In addition, our broker-dealer subsidiary is subject to certain notification requirements related to withdrawals of excess net capital. Our broker-dealer subsidiary is also subject to several new laws and regulations that were recently enacted. The USA Patriot Act of 2001 has imposed new obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence and other compliance policies and procedures. Additional obligations under the USA Patriot Act regarding procedures for customer verification became effective on October 1, 2003. Failure to comply with these requirements may result in monetary, regulatory and, in the case of the USA Patriot Act, criminal penalties.

HFF LP is licensed (in some cases, through our employees or its general partner) as a mortgage broker and a real estate broker in multiple jurisdictions. Generally we are licensed in each state where we have an office as well as where we frequently do business.

Seasonality

Our capital markets services revenue is seasonal. Historically, this seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. The concentration of earnings and cash flows in the last six months of the year is due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. This continues to be a risk with the current disruption facing all capital markets, especially the U.S. commercial real estate markets, the historical comparisons will be even more difficult to gauge.

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

In March 2000, AMRESCO sold selected assets including portions of its commercial mortgage banking businesses, Holliday Fenoglio Fowler, L.P., to Lend Lease (US) Inc., the U.S. subsidiary of the Australian real estate services company. In June 2003, HFF Holdings completed an agreement for a management buyout from Lend Lease. In April 2004, we established our broker-deal subsidiary, HFF Securities L.P.

As previously discussed, in connection with our initial public offering of our Class A common stock in February 2007, we effected a reorganization of our business. As a result of this reorganization and as of the closing of the initial public offering on February 5, 2007, HFF, Inc. is a holding company holding partnership units in the Operating Partnerships and all of the outstanding shares of Holliday GP. HFF Holdings and HFF, Inc., through their wholly-owned subsidiaries, are the only limited partners of the Operating Partnerships.

Available Information

Our internet website address is www.hfflp.com. The information on our internet website is not incorporated by reference in this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, ownership reports for insiders and any amendments to these reports filed or furnished with the SEC pursuant to Section 13(a) and 15(a) of the Securities Exchange Act of 1934, as amended, are available free of charge through our internet website as soon as reasonably practicable after filing with the SEC. Additionally, we make available free of charge on our internet website:

•	our Code of Conduct and Ethics;

•	the charter of its Nominating and Corporate Governing Committee;

•	the charter of its Compensation Committee;

•	the charter of its Audit Committee; and

•	our Corporate Governance Guidelines.

Item 1A.	Risk Factors

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

We have experienced in past years, and expect in the future to be negatively impacted by, periods of economic slowdowns, recessions and disruptions in the capital markets, credit and liquidity issues in the global and domestic capital markets, including international, national, regional and local markets, and corresponding declines in the demand for commercial real estate and related services, within one or more of the markets in which we operate. Historically, commercial real estate markets, and in particular the U.S. commercial real estate market, have tended to be cyclical and related to the condition of the economy as a whole and to the perceptions of the market participants as to the relevant economic outlook. Negative economic conditions, changes in interest rates, credit and liquidity issues in the global and domestic capital markets, disruptions in capital markets and declines in the demand for commercial real estate and related services in international or domestic markets or in significant markets in which we do business could have a material adverse effect on our business, results of operations and/or financial condition, including as a result of the following factors.

For example:

•	Slowdowns in economic activity could cause tenant demand for space to decline, which would adversely affect the operation and income of commercial real estate properties and thereby affect investor demand and the supply of capital for debt and equity investments in commercial real estate.

•	Declines in the regional or local demand for commercial real estate, or significant disruptions in other segments of the real estate market, could adversely affect our results of operations. During 2007, approximately 25.8%, 6.1%, 5.9% and 8.8% of our capital markets services revenues was derived from transactions involving commercial real estate located in Texas, California, Illinois and the region consisting of the District of Columbia, Maryland and Virginia, respectively. As a result, a significant portion of our business is dependent on the economic conditions in general and the markets for commercial real estate in these areas, which, like other commercial real estate markets, have experienced price volatility or economic downturns in the past.

•	Global and domestic credit and liquidity issues, significant fluctuations in interest rates as well as steady and protracted increases or decreases of interest rates could adversely affect the operation and income of commercial real estate properties as well as the demand from investors for commercial real estate investments. Both of these events could adversely affect investor demand and the supply of capital for debt and equity investments in commercial real estate. In particular, increased interest rates may reduce the number of acquisitions, dispositions and loan originations, as well as the respective transaction volumes, which could also adversely affect our servicing revenue. All of the above could cause prices to decrease due to the reduced amount of financing available as well as the increased cost of obtaining financing and could lead to a decrease in purchase and sale activity.

•	Significant disruptions or changes in capital market flows, as well as credit and liquidity issues in the global and domestic capital markets, regardless of their duration, could adversely affect the supply and/or demand for capital from investors for commercial real estate investments. In particular, while commercial real estate is now viewed as an accepted asset class for portfolio diversification, if this perception changes there could be a significant reduction in the amount of debt and equity capital available in the commercial real estate sector.

These and other types of events could lead to a general decline in transaction activity as well as a decrease in values, which would likely lead to a reduction in fees and commissions relating to such transactions, as well as a significant reduction in our loan servicing activities as a result of increased delinquencies and the lack of additional loans that we would have otherwise added to our servicing portfolio. These effects would likely cause us to realize lower revenues from our transaction service fees, including debt placement fees and investment sales commissions, which fees usually are tied to the transaction value and are payable upon the successful completion of a particular transaction, and from our loan servicing revenues due to reduced financing and refinancing transactions as well as higher delinquencies and defaults. In addition, cyclicality in the commercial real estate markets may result in cyclicality in our results of operation as well as significant volatility in the market price of our Class A common stock.

Our business has been, and may continue to be, adversely affected by recent restrictions in the availability of credit and the risk of continued deterioration of the credit markets and commercial real estate markets.

Restrictions on the availability of capital, both debt and/or equity, can create significant reductions in the liquidity and flow of capital to the commercial real estate markets. Recent well-publicized and severe restrictions in liquidity and the availability of credit in the markets we service have significantly reduced the volume and pace of commercial real estate transactions compared with past periods. These restrictions also have had a general negative effect upon commercial real estate prices themselves. Our business of providing commercial real estate and capital markets services to our clients, who are both users and providers of capital, is particularly sensitive to the volume of activity and pricing in the commercial real estate market.

We cannot predict with any degree of certainty the magnitude or duration of the current developments in the credit markets and/or commercial real estate markets as it is inherently difficult to make accurate predictions with respect to such macroeconomic movements that are beyond our control. This uncertainty limits our ability to plan for future developments. In addition, this uncertainty may limit the ability of other participants in the credit markets and/or commercial real estate markets to plan for the future. As a result, market participants may act more conservatively than in recent history, which may perpetuate and amplify the adverse developments in the markets we service.

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

In addition, our competitors may attempt to recruit our transaction professionals. The employment arrangements, non-competition agreements and retention agreements we have entered into with respect to the members of HFF Holdings or may enter into with our key associates may not prevent our transaction professionals and other key associates from resigning or competing against us. Any such arrangements and agreements will expire after a certain period of time, at which point each such person would be free to compete against us and solicit our clients and employees. Additionally, we currently do not have employments agreements with certain key associates and there is no assurance that we will be able to retain their services.

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

We compete across a variety of businesses within the commercial real estate industry. In general, with respect to each of our businesses, we cannot give assurance that we will be able to continue to compete effectively or maintain our current fee arrangements or margin levels or that we will not encounter increased competition. Each of the services we provide to our clients is highly competitive on an international, national, regional and local level. Depending on the product or service, we face competition from, including but not limited to, commercial real estate service providers, private owners and developers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of whom are clients and many of whom may have greater financial resources than we do. In addition, future changes in laws and regulations could lead to the entry of other competitors. Many of our competitors are local, regional, national or international firms. Although some are substantially smaller than we are, some of these competitors are larger on a local, regional, national or international basis. We may face increased competition from even stronger competitors in the future due to a trend toward consolidation. In recent years, there has been substantial consolidation and convergence among companies in our industry. We are also subject to competition from other large national and multi-national firms as well as regional and local firms that have similar service competencies to ours. Our existing and future competitors may choose to undercut our fees, increase the levels of compensation they are willing to pay to their employees and either recruit our employees or cause us to increase our level of compensation necessary to retain our own employees or recruit new employees. These occurrences could cause our revenue to decrease or negatively impact our target ratio of compensation-to-operating revenue, both of which could have an adverse effect on our business, financial condition and results of operations.

We could be adversely affected if the Terrorism Risk Insurance Act of 2002 is not renewed beyond 2014, or is adversely amended, or if insurance for other natural or manmade disasters is interrupted or constrained.

Our business could be adversely affected if the Terrorism Risk Insurance Act of 2002, or TRIA, is not renewed beyond 2014, or is adversely amended, or if insurance for other natural and manmade disasters is interrupted or constrained. In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attack, the Terrorism Risk Insurance Act of 2002 was enacted to ensure the availability of commercial insurance coverage for terrorist acts in the United States. This law established a federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and required that coverage for terrorist acts be offered by insurers. Although TRIA recently has been amended and extended through 2014, it is possible that TRIA will not be renewed beyond 2014, or could be adversely amended, which could adversely affect the commercial real estate markets and capital markets if a material subsequent event occurred. Lenders generally require owners of commercial real estate to maintain terrorism insurance. In the event TRIA is not renewed, terrorism insurance may become difficult or impossible to obtain. Natural disasters such as Katrina and the lack of commercially available wind damage and flood insurance could also have a negative impact on the acquisition, disposition and financing of the commercial properties in certain areas. Any of these events could result in a general decline in acquisition, disposition and financing activities, which could lead to a reduction in our fees for arranging such transactions as well as a reduction in our loan servicing activities due to increased delinquencies and lack of additional loans that we would have otherwise added to our portfolio, all of which could adversely affect our business, financial condition and results of operation.

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

If we acquire companies or significant groups of personnel in the future, we may experience high transaction and integration costs, the integration process may be disruptive to our business and the acquired businesses and/or personnel may not perform as we expect.

Future acquisitions of companies and/or people and any necessary related financings may involve significant transaction-related expenses. Transaction-related expenditures include severance costs, lease termination costs, transaction costs, deferred financing costs, possible regulatory costs and merger-related costs, among others. We may also experience difficulties in integrating operations and accounting systems acquired from other companies. These challenges include the diversion of management’s attention from the regular operations of our business and the potential loss of our key clients, our key associates or those of the acquired operations, each of which could harm our financial condition and results of operation. We believe that most acquisitions will initially have an adverse impact on revenues, expenses, operating income and net income. Acquisitions also frequently involve significant costs related to integrating information technology, accounting, reporting and management services and rationalizing personnel levels. If we are unable to fully integrate the accounting, reporting and other systems of the businesses we acquire, we may not be able to effectively manage them and our financial results may be materially affected. Moreover, the integration process itself may be disruptive to our business as it requires coordination of geographically diverse organizations and implementation of new accounting and information technology systems.

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

Additional indebtedness or an inability to obtain indebtedness may make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures.

We may require additional financing to fund our on-going capital needs as well as to fund our working capital needs. Any additional indebtedness that we are able to incur will make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures. In addition, an inability to obtain additional indebtedness will also make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures.

The level of our indebtedness or inability to obtain the same could have important consequences, including:

•	a substantial portion of our cash flow from operations will be dedicated to debt service and may not be available for other purposes;

•	our cash flow from operations may be insufficient for us to continue to fund our business operations and our inability to obtain financing will make it more difficult to fund our operations;

•	making it more difficult for us to satisfy our obligations;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	obtaining financing in the future for our warehouse lending activities related to our Freddie Mac Program Plus Seller Servicer business, working capital, capital expenditures and general corporate purposes, including acquisitions, and may impede our ability to process our capital markets platform services as well as to secure favorable lease terms;

•	making us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures;

•	making it more difficult to continue to fund our strategic growth initiatives and retain and attract key individuals; and

•	placing us at a competitive disadvantage compared to our competitors with less debt and greater financial resources.

Our future cash flow may not be sufficient to meet our obligations and commitments. If we are unable to obtain financing or generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets, operations or seeking to raise additional debt or equity capital or terminating significant numbers of key associates. These actions may not be effected on a timely basis or on satisfactory terms or at all, and these actions may not enable us to continue to satisfy our capital requirements. As a result, we may not be able to maintain or accelerate our growth, and any failure to do so could adversely affect our ability to generate revenue and control our expenses, which could adversely affect our business, financial condition and results of operations.

Significant fluctuations in our revenues and net income may make it difficult for us to achieve steady earnings growth on a quarterly or an annual basis, which may make the comparison between periods difficult and may cause the price of our Class A common stock to decline.

We have experienced and continue to experience significant fluctuations in revenues and net income as a result of many factors, including, but not limited to, economic conditions, capital market disruptions, the timing of transactions, the commencement and termination of contracts, revenue mix and the timing of additional selling, general and administrative expenses to support new business activities. We provide many of our services without written contracts or pursuant to contracts that are terminable at will. Consequently, many of our clients can terminate or significantly reduce their relationships with us on very short notice for any reason.

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

A significant portion of our revenue is seasonal. Historically, during normal economic and capital markets conditions, this seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. This variance among periods during each calendar year makes comparison between such periods difficult, and it also makes the comparison of the same periods during different calendar years difficult as well.

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

A number of our services are subject to regulation, including by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (the “FINRA”) and state real estate commissions and securities regulators. Our failure to comply or have complied with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of the registration of us or any of our subsidiaries as a commercial real estate broker or broker-dealer. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or significantly impair our ability to gain new clients. Our broker-dealer operations are subject to periodic examination by the Securities and Exchange Commission and the FINRA. The FINRA may identify deficiencies in the procedures and practices of HFF Securities and may require HFF Securities to take remedial action. The FINRA may also identify significant violations of law, rules or regulations, resulting in formal disciplinary action and the imposition of sanctions, including potentially the revocation of HFF Securities’ registration as a broker-dealer. We cannot predict the outcome of any such examinations or processes, and any negative regulatory action may have a significant and material adverse affect on our company. In addition, it is possible that the regulatory scrutiny of, and litigation in connection with conflicts of interest will make our clients less willing to enter into transactions in which such a conflict may occur, and significantly impair our ability to gain new clients, which could adversely affect our business, financial condition and results of operation.

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

Transformation into a public company may increase our costs and may disrupt the regular operations of our business.

Prior to January 2007, our business had historically operated as a privately-owned company. During 2007 we incurred and we expect to continue to incur significant additional legal, accounting, reporting and other expenses as a result of having publicly traded common stock. We have also incurred and will continue to incur costs which, prior to 2007, we had not previously incurred, including, but not limited to, costs and expenses for directors fees, increased directors and officers insurance, investor relations fees, expenses for compliance with the Sarbanes-Oxley Act and new rules implemented by the Securities and Exchange Commission and the New York Stock Exchange, and various other costs of a public company. During the year ended December 31, 2007, we incurred costs of approximately $5.9 million per year as a result of being a publicly-traded company. Since we had not operated as a public company prior to 2007, there can be no assurance that this amount will remain the same going forward.

We also anticipate that we will continue to incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as amended, as well as rules implemented by the SEC and the NYSE. We expect these rules and regulations to increase our legal and financial compliance costs and make some management and corporate governance activities more time-consuming and costly. These rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, and therefore could have an adverse impact on our ability to recruit and bring on a qualified independent board. We cannot predict or estimate the amount of additional costs we may incur as a result of these requirements or the timing of such costs.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results or prevent fraud.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We must annually evaluate our internal procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management and auditors to assess the effectiveness of internal controls. If we fail to remedy or maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation.

In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition. There can be no assurance that we will be able to continue to complete the work necessary to fully comply with the requirements of the Sarbanes-Oxley Act or that our management and external auditors will continue to conclude that our internal controls are effective.

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

The market price of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

HFF Holdings owns 20,355,000 partnership units in each of the Operating Partnerships. Our amended and restated certificate of incorporation will allow the exchange of partnership units in the Operating Partnerships (other than those held by us) for shares of our Class A common stock on the basis of two partnership units (one in each Operating Partnership) for one share of Class A common stock, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Pursuant to contractual provisions and subject to certain exceptions, HFF Holdings will be restricted from exchanging partnership units for Class A common stock until February 2008. After that time, HFF Holdings will have the right to exchange 25% of its partnership units, with an additional 25% becoming available for exchange each year thereafter. However, these contractual provisions may be waived, amended or terminated by the members of Holdings LLC following consultation with our Board of Directors.

HFF Holdings has entered into a registration rights agreement with us. Under that agreement HFF Holdings will have the ability to cause us to register the shares of our Class A common stock it could acquire upon exchange of its partnership units in the Operating Partnerships.

The market price of our Class A common stock may be volatile, which could cause the value of your investment to decline or subject us to litigation.

Our stock price will be affected by a number of factors, including quarterly and annual variations in our results and those of our competitors; changes to the competitive landscape; estimates and projections by the investment community; the arrival or departure of key personnel, especially the retirement or departure of key senior transaction professionals and management, including members of HFF Holdings; the introduction of new services by us or our competitors; and acquisitions, strategic alliances or joint ventures involving us or our competitors. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general global and domestic economic, credit and liquidity issues, market or political conditions, could reduce the market price of our Class A common stock. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our Class A common stock could decrease significantly. You may be unable to resell your shares of our Class A common stock at or above the initial public offering price.

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

No matter was submitted to a vote of our security holders during the 4th quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock, par value $0.01 per share, trades on the New York Stock Exchange (“NYSE”) under the symbol “HF.” In connection with our initial public offering, our Class A common stock was priced for initial sale on January 30, 2007. There was no established public trading market for our common stock prior to that date. On March 7, 2008 the closing sales price, as reported by the NYSE was $5.96.

The following table sets forth the high and low sale prices for our Class A common stock as reported by the NYSE for the periods indicated:

	2007
	High	Low

1st Quarter	$21.35	$15.00
2nd Quarter	18.15	14.37
3rd Quarter	15.75	9.70
4th Quarter	12.90	5.66

For equity compensation plan information, please refer to Item 12 in Part III of the Annual Report on Form 10-K.

Holders

On March 7, 2008, we had three stockholders of record of our Class A common stock.

Dividends

We have not declared any dividends on any class of common stock since our initial public offering. We currently do not intend to pay cash dividends on our Class A common stock. If we do declare a dividend at some point in the future, the Class B common stock will not be entitled to dividend rights. The declaration and payment of any future dividends will be at the sole discretion of our board of directors.

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

Performance Graph

The following graph shows our cumulative total stockholder return for the period beginning with our initial public offering on January 30, 2007 and ending on December 31, 2007. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, and an industry peer group.

The comparison below assumes $100 was invested on January 30, 2007 in our Class A common stock and in each of the indices shown and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not indicative of future stock price performance. The peer group is comprised of the following publicly-traded real estate services companies: CB Richard Ellis Group, Inc and Jones Lang LaSalle Incorporated. These two companies represent our primary competitors that are publicly traded with business lines reasonably comparable to ours.

COMPARISON OF 11-MONTH CUMULATIVE TOTAL RETURN
Among HFF, Inc., The S&P 500 Index, and A Peer Group

	1/31/07	3/31/07	6/30/07	9/30/07	12/31/07

● HFF, Inc.	100.00	80.21	82.94	63.48	41.39
■ S&P 500 Index	100.00	98.79	104.53	106.15	102.09
▲ Peer Group	100.00	95.33	103.00	86.33	63.04

Recent Sales of Unregistered Securities

On November 2, 2006, we issued one share of our common stock, par value $0.01 per share, to an officer of the Company for $1. The issuance of such share of common stock was not registered under the Securities Act because the share was offered and sold in a transaction exempt from registration under Section 4(2) of the Securities Act.

Issuer Purchases of Equity Securities

On February 5, 2007, in connection with the closing of our initial public offering of Class A common stock, we purchased the one share of common stock, par value $0.01 per share, held by an officer of the Company (discussed above) for $1.

Item 6.	Selected Financial Data

The following tables present our selected consolidated financial data, which reflects the financial position and results of operations as if Holliday GP, the Operating Partnerships and HFF, Inc., were combined for all periods presented. The selected historical consolidated financial data as of and for the years ended December 31, 2007, 2006, and 2005 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data for the year ended December 31, 2004 and for the period from June 16, 2003 through December 31, 2003 was also derived from our audited consolidated financial statements, not otherwise included in this Annual Report on Form 10-K. We derived the selected historical financial data set forth below as of December 31, 2003, and for the period from January 1, 2003 through June 15, 2003 from our unaudited financial information not included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future performance or results of operations. You should read the combined historical financial data together with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K and with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and the combined financial statements and the related notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K.

	Successor
	For The Year Ended					Predecessor(a)
	December 31,				6/16/03 -	1/1/03 -
	2007	2006	2005	2004	12/31/03	6/15/03
						(Unaudited)
						(In thousands)
			(In thousands)
Statement of Income Data:
Total revenue	$255,666	$229,697	$205,848	$143,691	$72,474	$36,725
Operating expenses	207,686	175,410	157,759	113,961	58,579	32,461

Operating income	47,980	54,287	48,089	29,730	13,895	4,264
Interest and other income, net	6,469	1,139	414	67	63	—
Interest expense	(407)	(3,541)	(80)	(86)	(38)	—

Income before income taxes and minority interest	54,042	51,885	48,423	29,711	13,920	4,264
Income taxes(b)	9,874	332	288	296	—	—

Income before minority interest	44,168	51,553	48,135	29,415	13,920	4,264
Minority interest	29,748	—	—	—	—	—

Net income	$14,420	$51,553	$48,135	$29,415	$13,920	4,264
Less net income earned prior to IPO and reorganization	(1,893)	(51,553)	(48,135)	(29,415)	(13,920)	(4,264)

Income available to common stockholders	$12,527	$—	$—	$—	$—	$—

Diluted earnings per common share	$0.84	—	—	—	—	—

Balance Sheet Data:
Total assets	$240,476	$154,302	$38,630	$23,940	$34,361
Long term debt, excluding current portion	$111	$91	$150	$193	$243
Total liabilities	$180,648	$198,620	$29,521	$11,568	$10,205

(a)	The financial information for the period from January 1, 2003 through June 15, 2003, is derived from unaudited financial information and general ledger reports provided by HFF LP’s parent company at that time. Prior to June 15, 2003, HFF LP was an indirect wholly-owned subsidiary of Lend Lease, an Australian company with a June 30 fiscal year. The acquisition of HFF LP on June 16, 2003 by HFF Holdings created a new basis of accounting and, accordingly, the financial information for the periods through December 31, 2003 are not comparable to recent periods and comparisons of those periods to recent periods may not be accurate indicators of our relative financial performance.

(b)	Prior to the Reorganization Transactions in January 2007, we operated as two limited liability companies (HFF Holdings and Holdings Sub), a corporation (Holliday GP) and two limited partnerships (HFF LP and HFF Securities), which two partnerships we refer to as the Operating Partnerships. As a result, our income was subject to limited U.S. federal income taxes and our income and expenses were passed through and reported on the individual tax returns of the members of HFF Holdings. Income taxes shown on the Company’s consolidated statements of income reflect federal income taxes of the corporation and business and corporate income taxes in various jurisdictions. Following the initial public offering, the Company became subject to additional entity-level taxes that are reflected in our consolidated financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Key Financial Measures and Indicators — Costs and Expenses — Income Tax Expense.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Selected Financial Data and our audited consolidated financial statements and the accompanying notes thereto included elsewhere herein. The following discussion is based on the consolidated results of Holliday GP, the Operating Partnerships and HFF, Inc. In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A — Risk Factors of this Annual Report on Form 10-K.

Overview

Our Business

We are a leading provider of commercial real estate and capital markets services to the U.S. commercial real estate industry based on transaction volume and are one of the largest private full-service commercial real estate financial intermediaries in the country. We operate out of 18 offices nationwide with approximately 150 transaction professionals and approximately 318 support associates. In 2007, we advised on approximately $43.5 billion of completed commercial real estate transactions, approximately a 23.2% increase compared to the approximately $35.3 billion of completed transactions we advised on in 2006.

Substantially all of our revenues are in the form of capital markets service fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We also earn fees from commercial loan servicing activities. We believe that our multiple product offerings, diverse client mix, expertise in a wide range of property types and national platform create a stable and diversified revenue stream. Furthermore, we believe our business mix, operational expertise and the leveragability of our platform have enabled us to achieve profit margins that are among the highest of our public company peers. Our revenues and net income were $255.7 million and $12.5 million, respectively, for the year ended December 31, 2007, compared to $229.7 million and $51.6 million, respectively, for the year ended December 31, 2006. The Company’s reported net income for the periods in 2007 and 2006 are not directly comparable primarily due to the minority interest adjustment, which is related to HFF Holdings’ ownership interest in the Operating Partnerships, and the change in tax structure following the Reorganization Transactions. Prior to the Reorganization Transactions, the Operating Partnerships were not tax paying entities for federal or state income tax purposes and their income and expenses were passed through to the individual income tax returns of the members of HFF Holdings. Following the Reorganization Transactions, a portion of the Company’s income is now be subject to U.S. federal and state income taxes and taxed at the prevailing corporate tax rates.

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

such transactions, as well as in fees and commissions for arranging financing for acquirers and property owners that are seeking to recapitalize their existing properties. Likewise, a general decline in commercial real estate investment activity can lead to a reduction in fees and commissions for arranging acquisitions, dispositions and financings for acquisitions as well as for recapitalizations for existing property owners as well as a significant reduction in our loan servicing activities, due to increased delinquencies and defaults and lack of additional loans that we would have otherwise added to our loan servicing portfolio, all of which would have an adverse effect on our business.

•	Decreased investment allocation to commercial real estate class. Allocations to commercial real estate as an asset class for investment portfolio diversification may decrease for a number of reasons beyond our control, including but not limited to poor performance of the asset class relative to other asset classes or superior performance of other asset classes when compared with continued good performance of the commercial real estate asset class. In addition, while commercial real estate is now viewed as an accepted and valid class for portfolio diversification, if this perception changes, there could be a significant reduction in the amount of debt and equity capital available in the commercial real estate sector.

•	Credit and liquidity issues. Credit and liquidity issues could lead to a decrease in transaction activity and lower values. Restrictions on the availability of capital, both debt and/or equity, can create significant reductions in the liquidity in and flow of capital to the commercial real estate markets. In particular, global and domestic credit and liquidity issues may reduce the number of acquisitions, dispositions and loan originations, as well as the respective transaction volumes, which could also adversely affect our servicing revenue. These restrictions could also cause prices to decrease due to the reduced amount of equity capital and debt financing available.

•	Fluctuations in interest rates. Significant fluctuations in interest rates as well as steady and protracted movements of interest rates in one direction (increases or decreases) could adversely affect the operation and income of commercial real estate properties as well as the demand from investors for commercial real estate investments. Both of these events could adversely affect investor demand and the supply of capital for debt and equity investments in commercial real estate. In particular, increased interest rates may cause prices to decrease due to the increased costs of obtaining financing and could lead to decreases in purchase and sale activities thereby reducing the amounts of investment sales and loan originations and related servicing fees.

The factors discussed above continue to be a risk to our business as evidenced by the significant disruptions in the global capital and credit markets, especially in the domestic capital markets. The liquidity issues in the capital markets could adversely affect our business. The significant balance sheet issues of many of the CMBS lenders, banks, life insurance companies, captive finance companies and other financial institutions will likely adversely affect the flow of commercial mortgage debt to the U.S. capital markets as well and can potentially adversely affect all of our capital markets services platforms and resulting revenues.

The economic slow down and possible recession also continue to be a risk, not only due to the potential negative adverse impacts on the performance of U.S. commercial real estate markets, but also to the ability of lenders and equity investors to generate significant funds to continue to make loans and equity available to the market.

Other factors that may adversely affect our business are discussed under the heading “Forward-Looking Statements” and under the caption “Risk Factors” in this Annual Report on Form 10-K.

Key Financial Measures and Indicators

Revenues

Substantially all of our revenues are derived from capital markets services. These capital markets services revenues are in the form of fees collected from our clients, usually negotiated on a transaction-by-transaction basis, which includes origination fees, investment sales fees earned for brokering sales of commercial real estate, loan servicing fees and note sales and note sale advisory and other production fees. We also earn interest on mortgage notes receivable during the period between the origination of the loan and the subsequent sale to FHLMC. For the year ended December 31, 2007, we had total revenues of $255.7 million, of which approximately 98.0% were attributable to capital markets services revenue, 0.6% were attributable to interest on mortgage notes receivable and 1.4% were attributable to other revenue sources. For the year ended December 31, 2006, our total revenues equaled $229.7 million, of which 98.1% were generated by our capital markets services, 0.5% were attributable to interest on mortgage notes receivable and 1.4% were attributable to other revenue sources.

Total Revenues:

Capital markets services revenues.  We earn our capital markets services revenue through the following activities and sources:

•	Origination fees. Our origination fees are earned through the placement of debt, equity and structured financing. Debt placements represent the majority of our business, with approximately $23.5 billion and $22.1 billion of debt transaction volume in 2007 and 2006, respectively. Fees earned by HFF Securities for discretionary and non-discretionary equity capital raises and other investment banking services are also included with capital markets services revenue in our consolidated statements of income. We recognize origination revenues at the closing of the applicable financing and funding of capital, when such fees are generally collected. We recognize fees earned by HFF Securities at the time the capital is funded unless collectibility of our fees are not reasonably assured, in which case, we recognize fees as they are collected.

•	Investment sales fees. We earn investment sales fees by acting as a broker for commercial real estate owners seeking to sell a property(ies) or an interest in a property(ies). We recognize investment sales revenues at the close and funding of the sale, when such fees are generally collected.

•	Loan servicing fees. We generate loan servicing fees through the provision of collection, remittance, recordkeeping, reporting and other related loan servicing functions, activities and services. We also earn fees through escrow balances maintained as a result of required reserve accounts and tax and insurance escrows for the loans we service. We recognize loan servicing revenues at the time services are rendered, provided the loans are current and the debt service payments are actually made by the borrowers. We recognize the other fees related to escrows and other activities at the time the fees are paid.

•	Note sales, note sale advisory and other production fees. We generate note sales, note sale advisory and other production fees through assisting our clients in their efforts to sell all or portions of commercial real estate debt notes. We recognize note sales, note sale advisory and other production revenues at the close and funding of the capital to consummate sale, when such fees are generally collected.

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

Costs and Expenses

The largest components of our expenses are our operating expenses, which consist of cost of services, personnel expenses not directly attributable to providing services to our clients, occupancy expenses, travel and entertainment expenses, supplies, research and printing expenses and other expenses. For the year ended December 31, 2007, our total operating expenses were $207.7 million. In addition, we incur non-operating expenses relating to interest expense and income tax expense.

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

Personnel.  Personnel expenses include employee-related compensation and benefits that are not directly attributable to providing services to our clients. In addition, personnel expense includes profit participation bonuses in which offices or lines of business that generate profit margins of 14.5% or more are entitled to additional bonuses of 15% of net income from the office. The allocation of the profit participation and how it is shared within the office are determined by the office head with a review by the managing member of HFF LP or HFF Securities, as the case may be. In 2007 and 2006, total profit participation bonuses paid were approximately 16.9% and 14.0% respectively of operating profit before the profit participation bonus.

Stock Based Compensation.  Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share Based Payment, or SFAS 123(R), using the modified prospective method. Under this method, the Company recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the adoption for which requisite service has not been provided as of January 1, 2006. The Company did not grant any share-based awards prior to January 31, 2007, SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. For restricted stock awards, the fair value of the awards is calculated as the difference between the market value of the Company’s Class A common stock on the date of grant and the purchase price paid by the employee. The Company’s awards are generally subject to graded vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary.

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

As a result of our initial public offering, we are no longer a privately-owned company and our costs for such items as insurance, accounting and legal advice have increased substantially relative to our historical costs for such services. We have also incurred costs which we had not previously incurred for directors fees, increased directors and officers insurance, investor relations fees, expenses for compliance with the Sarbanes-Oxley Act and new rules implemented by the Securities and Exchange Commission and the New York Stock Exchange, and various other costs of a public company. We estimated that we would incur costs of more than $3 million per year as a result of becoming a publicly-traded company. Actual public company costs incurred during 2007 were approximately $5.9, which included one-time costs in meeting the legal and regulatory requirements of a public company, including

Section 404 of the Sarbanes-Oxley Act. We will continue to incur these costs, possibly at an increased level, in the future.

Interest and Other Income, net:

Interest and other income, net consists primarily of income recognized upon the initial recording of mortgage servicing rights for which no consideration is exchanged, impairment of mortgage servicing rights, gains on the sale of loans and interest earned from the investment of our cash and cash equivalents and short-term investments.

Interest Expense:

Interest expense represents the interest on our outstanding debt instruments, including indebtedness outstanding under our credit agreement.

Income Tax Expense:

Prior to the Reorganization Transactions, we operated as two limited liability companies (HFF Holdings and Holdings Sub), a corporation (Holliday GP) and two limited partnerships (HFF LP and HFF Securities, which two partnerships we refer to collectively as the Operating Partnerships). As a result, our income was subject to limited U.S. federal corporate income taxes (allocable to Holliday GP), and the remainder of our income and expenses were passed through and reported on the individual tax returns of the members of HFF Holdings. Income taxes shown on our consolidated statements of income was attributable to taxes incurred at the state and local level.

Following our initial public offering, the Operating Partnerships have and will continue to operate in the U.S. as partnerships for U.S. federal income tax purposes. In addition, however, the Company is subject to additional entity-level taxes that are reflected in our consolidated financial statements.

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and tax credit carryforwards, if any. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized in income in the period of the tax rate change. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Our effective tax rate is sensitive to several factors including changes in the mix of our geographic profitability. We evaluate our estimated tax rate on a quarterly basis to reflect changes in: (i) our geographic mix of income, (ii) legislative actions on statutory tax rates, and (iii) tax planning for jurisdictions affected by double taxation. We continually seek to develop and implement potential strategies and/or actions that would reduce our overall effective tax rate.

Minority Interest:

On a historical basis, we have not reflected any minority interest in our financial results. Following the Reorganization Transactions, however, we record significant minority interest relating to the ownership interest of HFF Holdings in the Operating Partnerships. HoldCo LLC, a wholly-owned subsidiary of HFF, Inc., owns the sole general partner of the Operating Partnerships. Accordingly, although HFF, Inc. has a minority economic interest in the Operating Partnerships, it has a majority voting interest and controls the management of the Operating Partnerships. The limited partners in the Operating Partnerships do not have kick-out rights or other substantive participating rights. As a result, HFF, Inc. consolidates the Operating Partnerships and records a minority interest for the economic interest in the Operating Partnerships indirectly held by HFF Holdings.

Results of Operations

Following is a discussion of our results of operation for the years ended December 31, 2007, 2006 and 2005. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	For The Year Ended December 31,
	2007		2006		Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(Dollars in thousands, unless percentages)

Revenues
Capital markets services revenue	$250,576	98.0%	$225,242	98.1%	$25,334	11.2%
Interest on mortgage notes receivable	1,585	NM	1,354	NM	231	17.1%
Other	3,505	1.4%	3,101	1.4%	404	13.0%

Total revenues	255,666	100%	229,697	100%	25,969	11.3%
Operating expenses
Cost of services	148,026	57.9%	130,708	56.9%	17,318	13.2%
Personnel	17,224	6.7%	13,471	5.9%	3,753	27.9%
Occupancy	8,009	3.1%	6,319	2.8%	1,690	26.7%
Travel and entertainment	6,810	2.7%	5,789	2.5%	1,021	17.6%
Supplies, research and printing	8,776	3.4%	6,463	2.8%	2,313	35.8%
Other	18,841	7.4%	12,660	5.5%	6,181	48.8%

Total operating expenses	207,686	81.2%	175,410	76.4%	32,276	18.4%

Operating income	47,980	18.8%	54,287	23.6%	(6,307)	(11.6)%
Interest and other income, net	6,469	2.5%	1,139	NM	5,330	468.0%
Interest expense	(407)	NM	(3,541)	1.5%	(3,134)	(88.5)%

Income before taxes and minority interest	54,042	21.1%	51,885	22.6%	2,157	4.2%
Income tax expense	9,874	3.9%	332	NM	9,542	2,874.1%

Income before minority interest	44,168	17.3%	51,553	22.4%	(7,385)	(14.3)%
Minority interest	29,748	11.6%	—	0.0%	29,748	—

Net income	$14,420	5.6%	$51,553	22.4%	$(37,133)	(72.0)%

“NM” = Not Meaningful

Revenues.  Our total revenues were $255.7 million for the year ended December 31, 2007 compared to $229.7 million for the same period in 2006, an increase of $26.0 million, or 11.3%. Revenues increased primarily as a result of increased production.

•	The revenues we generated from capital markets services for the year ended December 31, 2007 increased $25.3 million, or 11.2%, to $250.6 million from $225.2 million for the same period in 2006. The increase is primarily attributable to increased production.

•	The revenues derived from interest on mortgage notes was $1.6 million for the year ended December 31, 2007 compared to $1.4 million for the same period in 2006, an increase of $0.2 million. The increase is due to an increase in the number of loans originated and increased average loan values during the year ended December 31, 2007, compared to the same period in 2006.

•	The other revenues we earned were $3.5 million for the year ended December 31, 2007 compared to $3.1 million for the same period in 2006, an increase of $0.4 million, or 13.0%. Other revenues increased primarily as a result of expense reimbursements on a larger number of transactions with expense reimbursement compared to the number of transactions with expense reimbursement in 2006.

Total Operating Expenses.  Our total operating expenses were $207.7 million for the year ended December 31, 2007 compared to $175.4 million for the same period in 2006, an increase of $32.3 million, or 18.4%. Expenses increased primarily due to commissions on increased production.

•	The costs of services for the year ended December 31, 2007 increased $17.3 million, or 13.2%, to $148.0 million from $130.7 million for the same period in 2006. The increase is most significantly a result of commissions on increased capital markets services provided for clients.

•	Personnel expenses that are not directly attributable to providing services to our clients for the year ended December 31, 2007 increased $3.7 million, or 27.9%, to $17.2 million from $13.5 million for the same period in 2006. The increase is primarily related to higher profit participation and other bonus payouts in 2007 as well as increased headcount.

•	The stock compensation cost that has been charged against income for the year ended December 31, 2007, was $0.8 million. At December 31, 2007, there was approximately $2.1 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the nonvested restricted stock units is 3 years as of December 31, 2007. The weighted average remaining contractual term of the nonvested options is 12 years as of December 31, 2007.

•	Occupancy, travel and entertainment, and supplies, research and printing expenses for the year ended December 31, 2007 increased $5.0 million, or 27.1%, to $23.6 million compared to the same period in 2006. These increases are primarily due to increased business activity, and additional space occupied, higher rents and new office space.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $18.8 million in the year ended December 31, 2007, an increase of $6.1 million, or 48.8%, versus $12.7 million in the year ended December 31, 2006. This increase is primarily related to costs associated with increased professional fees in relation to the Reorganization Transactions, increased amortization on intangible assets and increased insurance costs.

Operating income.  Our operating income in 2007 decreased $6.3 million, or 11.6%, to $48.0 million from $54.3 million in 2006. This decrease was largely an effect of the increases to our individual and total operating expenses as described above, which were partially offset by the increases in our capital markets services revenue and total revenues.

Interest and other income, net.  Interest and other income, net in 2007 increased $5.3 million, or 468.0%, to $6.5 million from $1.1 million in 2006. This increase was largely due to the recognition of mortgage servicing rights for which no consideration is exchanged in accordance with FAS 156.

Net Income.  Our net income for the year ended December 31, 2007 was $14.4 million, a decrease of $37.1 million, or 72.0%, versus $51.6 million for the same fiscal period in 2006. This decrease is primarily attributable to the decrease in operating income of $6.3 million as well as the following significant factors:

•	Our income tax expense increased $9.5 million, or 2,874.1%, to $9.9 million in 2007 compared with $0.3 million in 2006. This increase was principally the result of changes in our tax treatment following the Reorganization Transactions.

•	Minority interest equaled $29.7 million in the year ended December 31, 2007, representing the minority interest relating to the ownership interest of HFF Holdings in the Operating Partnerships. We did not record any minority interest prior to the Reorganization Transactions, including in the year ended December 31, 2006.

These factors were partially offset by an increase in interest and other income, resulting primarily from income of $5.4 million relating to the initial recognition of our mortgage servicing rights during the year ended

December 31, 2007, which was partially offset by an impairment charge of $1.1 million on a portion of the life company portfolio, during the year ended December 31, 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	For the Year Ended December 31,
	2006		2005		Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(Dollars in thousands, unless percentages)

Revenues
Capital markets services revenue	$225,242	98.1%	$203,457	98.8%	$21,785	10.7%
Interest on mortgage notes receivable	1,354	NM	412	NM	942	228.6%
Other	3,101	1.4%	1,979	1.0%	1,122	56.7%

Total revenues	229,697	100%	205,848	100%	23,849	11.6%
Operating expenses
Cost of services	130,708	56.9%	119,106	57.9%	11,602	9.7%
Personnel	13,471	5.9%	14,019	6.8%	(548)	(3.9)%
Occupancy	6,319	2.8%	5,357	2.6%	962	18.0%
Travel and entertainment	5,789	2.5%	5,067	2.5%	722	14.2%
Supplies, research and printing	6,463	2.8%	5,089	2.5%	1,374	27.0%
Other	12,660	5.5%	9,121	4.4%	3,539	38.8%

Total operating expenses	175,410	76.4%	157,759	76.6%	17,651	11.2%

Operating income	54,287	23.6%	48,089	23.4%	6,198	12.9%
Interest and other income, net	1,139	NM	414	NM	725	175.1%
Interest expense	(3,541)	1.5%	(80)	NM	(3,461)	4,326.3%

Income before taxes	51,885	22.6%	48,423	23.5%	3,462	7.1%
Income tax expense	332	NM	288	NM	44	15.3%

Net income	$51,553	22.4%	$48,135	23.4%	$3,418	7.1%

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

Total Operating Expenses.  Our total operating expenses were $175.4 million for the year ended December 31, 2006 compared to $157.8 million for the same period in 2005, an increase of $17.6 million, or 11.2%. Expenses increased primarily due to commissions on increased production.

•	The costs of services for the year ended December 31, 2006 increased $11.6 million, or 9.7%, to $130.7 million from $119.1 million for the same period in 2005. The increase is most significantly a result of commissions on increased capital markets services provided for clients.

•	Personnel expenses that are not directly attributable to providing services to our clients for the year ended December 31, 2006 decreased $0.5 million, or 3.9%, to $13.5 million from $14.0 million for the same period in 2005. The decrease is primarily related to a lower profit participation payout in 2006.

•	Occupancy, travel and entertainment, and supplies, research and printing expenses for the year ended December 31, 2006 increased $3.1 million, or 19.7%, to $18.6 million compared to the same period in 2005. These increases are primarily due to increased business activity, and additional space occupied, higher rents and new office space.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $12.7 million in the year ended December 31, 2006, an increase of $3.5 million, or 38.8%, versus $9.1 million in the year ended December 31, 2005. This increase is primarily related to costs associated with increased Freddie Mac volume resulting in interest expense on our warehouse line and increased professional fees in relation to the Reorganization Transactions.

Operating income.  Our operating income for the year ended December 31, 2006 was $54.3 million, an increase of $6.2 million, or 12.9%, compared with $48.1 million for the same period in 2005. This increase was driven principally by increases in our capital markets services revenue and total revenues, which were partially offset by increases in our costs of services and certain other operating expenses.

Net Income.  Our net income for the year ended December 31, 2006 was $51.6 million, an increase of $3.4 million, or 7.1%, versus $48.1 million for the same fiscal period in 2005. We attribute this increase to several factors, with the more significant cause being an increase of operating income of $6.2 million. Other factors included:

•	Interest and other income, net, partially offsetting the costs we incurred in these periods, increased $0.7 million, to $1.1 million versus $0.4 million earned in the year ended December 31, 2005. This increase is principally attributable to increased cash balances as a result of increased production and gains on the sale of loans.

•	The interest expense we incurred in the year ended December 31, 2006 totaled $3.5 million, an increase of $3.4 million from $0.1 million of similar expenses incurred in the year ended December 31, 2005. This increase resulted from the term loan of $60.0 million funded in March 2006.

•	Expenses from income tax were approximately $0.3 million for the years ended December 31, 2006 and 2005.

Financial Condition

Total assets increased to $240.5 million at December 31, 2007 compared to $154.3 million at December 31, 2006 due primarily to:

•	The recognition of $131.4 million of deferred tax assets related to the basis step-up of the Reorganization Transactions.

•	An increase in cash and cash equivalents to $43.7 million at December 31, 2007 compared to $3.3 million at December 31, 2006.

•	A decrease in mortgage notes receivable to $41.0 million at December 31, 2007 from $125.7 million at December 31, 2006 due to the timing of sales of loans to FHLMC.

Total liabilities decreased to $180.6 million at December 31, 2007 compared to $198.6 million at December 31, 2006 due primarily to:

•	The repayment of $56.3 million of debt using the proceeds from the initial public offering.

•	A reduction in the warehouse line of credit due to the timing of the sale of loans to FHLMC and the corresponding draws on the line of credit.

•	An increase in the payable to HFF Holdings under the Tax Receivable Agreement entered into in connection with the Reorganization Transaction.

Stockholders equity increased to $38.0 million at December 31, 2007 from a deficit position of ($44.3) million at December 31, 2006 due to the adjustment recorded in connection with the initial recording of the tax effects of the reorganization transaction and net income earned for the period from January 31, 2007 to December 31, 2007.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of distributions to members of HFF Holdings and payment of commissions and bonuses to employees.

2007

Cash and cash equivalents increased $40.4 million in the year ended December 31, 2007. Net cash of $147.6 million was provided by operating activities, primarily resulting from net income of $14.4 million (before minority interest expense adjustment) and decrease of $84.7 million in mortgage notes receivable. Cash of $4.3 million was used for investing in property and equipment. Financing activities used $102.9 million of cash primarily due to a $84.7 million decrease on our warehousing line of credit and borrowings under our credit agreement of $56.4 million, which was partially offset by proceeds from the issuance of our Class A common stock in the amount of $272.1 million, less $215.9 million used to purchase the ownership interests in the operating partnerships.

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

Prior to the Reorganization Transactions, cash distributions to HFF Holdings were generally made two times each year by the Operating Partnerships, although approximately 75% to 90% of the anticipated total annual distribution was distributed to HFF Holdings each January. Therefore, levels of cash on hand decreased significantly after the January distribution of cash to HFF Holdings, and gradually increased until year end. As a result of the initial public offering, we no longer make distributions as described above. Following the initial public offering and in accordance with the Operating Partnerships’ partnership agreements, the Operating Partnerships make quarterly distributions to its partners, including HFF, Inc., in an amount sufficient to cover all applicable taxes payable by the members of HFF Holdings and by us and to cover dividends, if any, declared by the board of directors. During the year ended December 31, 2007, the Operating Partnerships distributed $14.3 million to HFF Holdings. These distributions decreased the minority interest balance on the consolidated balance sheet.

Over the twelve month period ended December 31, 2007, we generated approximately $62.9 million of cash from operations, excluding the funding of Freddie Mac loan closings discussed below. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the year ended December 31, 2007, we incurred approximately $207.7 million in total operating expenses. The majority of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the year ended December 31, 2007, approximately 62.8% of our operating expenses were variable expenses. Our liquidity needs related to our long term obligations are primarily related to our facility leases and long-term debt obligations. In connection with our initial public offering, we paid off the entire balance of our credit facility of $56.3 million and entered into a new credit facility that provides us with a $40.0 million line of credit. We believe that cash flows from operating activities will be sufficient to satisfy our long-term obligations. For the year ended December 31, 2007, we incurred approximately $8.0 million in occupancy expenses and approximately $0.4 million in interest expense.

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

We entered into a new credit facility with Bank of America, N.A. for a new $40.0 million line of credit that was put in place contemporaneously with the consummation of the initial public offering. This new credit facility matures on February 5, 2010 and may be extended for one year based on certain conditions as defined in the agreement. Interest on outstanding balance is payable at the applicable LIBOR rate (for interest periods of one, two, three, six or twelve months) plus 200 basis points, 175 basis points or 150 basis points (such margin is determined from time to time in accordance with the Amended Credit Agreement, based on our then applicable consolidated leverage ratio) or the Federal Funds Rate (3.06% at December 31, 2007) plus 0.5% or the Prime Rate (7.25% at December 31, 2007) plus 1.5%. The Amended Credit Agreement also requires payment of a commitment fee of 0.2% or 0.3% on the unused amount of credit based on the total amount outstanding. The Company did not borrow on this revolving credit facility during the year ended December 31, 2007. We believe that our results from operations plus our new revolver of $40.0 million are sufficient to meet our working capital needs. The Amended Credit Agreement was amended on October 30, 2007, as discussed below.

In 2005, we entered into a financing arrangement with Red Mortgage Capital, Inc. to fund our Freddie Mac loan closings. Pursuant to this arrangement, Red Mortgage Capital funds multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac.

In October 2007, as a result of increases in the volume of the Freddie Mac loans that HFF LP originates as part of its participation in Freddie Mac’s Program Plus Seller Servicer program and recently imposed borrowing limits under the financing arrangement with Red Capital of $150.0 million, we began pursuing alternative financing arrangements to potentially supplement or replace our existing financing arrangement with Red Capital. On October 30, 2007, we entered into an amendment to the Amended Credit Agreement to clarify that the $40.0 million line of credit under the Amended Credit Agreement is available to us for purposes of originating such Freddie Mac loans. In addition, in November 2007, we obtained a $50.0 million financing arrangement from The Huntington National Bank to supplement our Red Capital financing arrangement. As of December 31, 2007, we had outstanding borrowings of $41.0 million under the Red Capital/Huntington National Bank arrangement and a corresponding amount of mortgage notes receivable. Although we believe that our current financing arrangements with Red Capital and The Huntington Bank and our lines of credit under the Amended Credit Agreement are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

We regularly monitor our liquidity position, including cash levels, credit lines, interest and payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. We maintain a line of credit under our revolving credit facility in excess of anticipated liquidity requirements. As of December 31, 2007, we had $40.0 million in undrawn line of credit available to us under our credit agreement with

Bank of America, N.A. This facility provides us with the ability to meet short-term cash flow needs resulting from our various business activities. If this facility proves to be insufficient or unavailable to us, we would seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining such additional financing on acceptable terms or at all. In addition, we entered into a tax receivable agreement with HFF Holdings that will provide for the payment by us to HFF Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of these increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement.

Critical Accounting Policies; Use of Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles. In applying many of these accounting principles, we make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and they and our actual results may change negatively based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. See the notes to our consolidated financial statements for a summary of our significant accounting policies.

Goodwill.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the fair value of the Company. In determining the fair value of the Company for purposes of evaluating goodwill for impairment, we utilize a we utilize an enterprise market capitalization approach. In applying this approach, we use the stock price of our Class A common stock as of the measurement date multiplied by the sum of current outstanding shares plus the exchangeable shares as of the measurement date. As of March 7, 2008, management’s analysis indicates that a greater than 70% decline in the Company’s stock price may result in the recorded goodwill being impaired and would require management to measure the amount of the impairment charge. Goodwill is considered impaired if the recorded book value of goodwill exceeds the implied fair value of goodwill as determined under this valuation technique. We use our best judgment and information available to us at the time to perform this review. Because our assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ.

Intangible Assets.  Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders and deferred financing costs. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing and discount rates are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of December 31, 2007, the fair value and net book value of the servicing rights were $6.7 million and $5.3 million, respectively. A 10% and 20% increase in the level of assumed prepayments would decrease the estimated fair value of the servicing rights at the stratum level by up to 1.4% and 3.2%, respectively. A 10% and 20% increase in cost of servicing of the servicing business would decrease the estimated fair value of the servicing rights at the stratum level by up to 10.0% and 20.0%, respectively. A 10% and 20% increase in the discount rate would decrease the estimated fair value of the servicing rights at the stratum level by up to 3.3% and 6.4%, respectively. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization over eight years. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.

During the period ended December 31, 2007, the Company recorded an impairment charge of $1.1 million related to mortgage servicing rights acquired in June 2003. In recording the impairment charge, the Company wrote off the gross mortgage servicing right balance of $5.4 million and accumulated amortization of $4.3 million, as we determined the fair value of these mortgage servicing rights to be approximately $0. The impairment charge resulted from several factors, including that many of the underlying loans experienced higher prepayment activity given that these loans had higher than current interest rates. Additionally, management updated its assumptions in estimating the fair value of the recorded servicing rights as of December 31, 2007 based on the current market conditions which caused the estimate of fair value for these mortgage servicing rights to decrease.

Effective January 1, 2007, the Company adopted the provisions of the Statement of Financial Accounting Standards Board (SFAS) No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 , or SFAS 156. Under SFAS 156, the standard requires an entity to recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract, regardless of whether explicit consideration is exchanged. The statement also permits a company to choose to either subsequently measure servicing rights at fair value and to report changes in fair value in earnings, or to retain the amortization method whereby servicing rights are recorded at the lower of cost or fair value and are amortized over their expected life. The Company retained the amortization method upon adoption of SFAS 156, but began recognizing the fair value of servicing contracts involving no consideration assumed after January 1, 2007, which resulted in the Company recording $3.6 million of intangible assets and a corresponding amount to income upon initial recognition of the servicing rights for the year ended December 31, 2007. This amounts are recorded in “Interest and other income, net” in the consolidated income statement.

Income Taxes.

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

Our effective tax rate is sensitive to several factors including changes in the mix of our geographic profitability. We evaluate our estimated tax rate on a quarterly basis to reflect changes in: (i) our geographic mix of income, (ii) legislative actions on statutory tax rates, and (iii) tax planning for jurisdictions affected by double taxation. We continually seek to develop and implement potential strategies and/or actions that would reduce our overall effective tax rate.

In order to realize the net deferred tax asset of $131.8 million related to the initial basis step up, the Company needs to generate approximately $17.5 million of pretax income on an annual basis in the years from 2008 to 2022. The Company’s inability to generate such level of income could result in the recording of a valuation allowance as a charge in the consolidated statement of income.

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

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at December 31, 2007:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	189	6	183	—	—
Operating lease obligations	24,779	136	12,780	6,255	5,608
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—

Total contractual obligations	$24,968	$142	$12,963	$6,255	$5,608

Seasonality

Our capital markets services revenue is seasonal, which can affect an investor’s ability to compare our financial condition and results of operation on a quarter-by-quarter basis. Historically, this seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. The concentration of earnings and cash flows in the last six months of the year is due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. This continues to be a risk with the current disruptions in the global and domestic capital markets and the liquidity issues facing all capital markets, especially the U.S. commercial real estate markets, the historical comparisons will be even more difficult to gage.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as “noncontrolling interests” and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. The provisions of this standard are effective beginning January 1, 2009. Prior to adoption, the Company will evaluate the impact on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This new standard is designed to reduce complexity in accounting for financial instruments and lessen earnings volatility caused by measuring related assets and liabilities differently. The standard creates presentation and disclosure requirements designed to aid comparisons between companies that use different measurement attributes for similar types of assets and liabilities. The standard, which is expected to expand the use of fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses on those assets and liabilities recorded in earnings. The fair value option may be applied on a financial instrument by financial instrument basis, with a few exceptions, and is irrevocable for those financial instruments once applied. The fair value option may only be applied to entire financial instruments, not portions of instruments. The standard does not eliminate disclosures required by SFAS No. 107, Disclosures About Fair Value of Financial Instruments, or SFAS No. 157, Fair Value Measurements, the latter of which is described below. The provisions of the standard are effective for consolidated financial statements beginning January 1, 2008. The Company did not elect the fair value option upon adoption of FAS 159 on January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). This new standard defines fair value, establishes a framework for measuring fair value in conformity with GAAP, and expands disclosures about fair value measurements. Prior to this standard, there were varying definitions of fair value, and the limited guidance for applying those definitions under GAAP was dispersed among the many accounting pronouncements that require fair value measurements. The new standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The provisions of SFAS 157 were adopted on January 1, 2008, and did not have a material impact on our consolidated financial position or results of operations.

The standard applies under other accounting pronouncements that require or permit fair value measurements, since the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. As a result, the new standard does not establish any new fair value measurements itself, but applies to other accounting standards that require the use of fair value for recognition or disclosure. In particular, the framework in the new standard will be required for financial instruments for which fair value is elected, such as under the newly issued SFAS No. 159, discussed above.

The new standard requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial instruments carried at fair value will be classified and disclosed in one of the three categories in accordance with the hierarchy. The three levels of the fair value hierarchy are:

•	level 1: Quoted market prices for identical assets or liabilities in active markets;

•	level 2: Observable market-based inputs or unobservable inputs corroborated by market data; and

•	level 3: Unobservable inputs that are not corroborated by market data.

In addition, the standard requires enhanced disclosure with respect to the activities of those financial instruments classified within the level 3 category, including a roll-forward analysis of fair value balance sheet amounts for each major category of assets and liabilities and disclosure of the unrealized gains and losses for level 3 positions held at the reporting date.

The standard is intended to increase consistency and comparability in fair value measurements and disclosures about fair value measurements, and encourages entities to combine the fair value information disclosed under the standard with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The provisions of this standard are effective beginning January 1, 2008. Our adoption of the standard’s provisions did not materially impact our consolidated financial position and results of operations. We will provide the disclosures required by the new standard in our first quarter 2008 Form 10-Q.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of the inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of HFF’s internal control over financial reporting as of December 31, 2007, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2007, its system of internal control over financial reporting is properly designed and operating effectively to achieve the criteria of the “Internal Control — Integrated Framework.” Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued an attestation report on HFF’s internal control over financial reporting.

Dated: March 14, 2008	/s/ John H. Pelusi, Jr. John H. Pelusi, Jr. Chief Executive Officer

Dated: March 14, 2008	/s/ Gregory R. Conley Gregory R. Conley Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
HFF, Inc.

We have audited the accompanying consolidated balance sheets of HFF, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity/partners’ capital (deficiency), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HFF, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As described in Note 2 to the consolidated financial statements, HFF, Inc. adopted the provisions of Financial Accounting Standards Board Statement No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140,” in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HFF, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Pittsburgh, Pennsylvania
March 14, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
HFF, Inc.

We have audited HFF, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria). HFF Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of that company are being made only in accordance with authorizations of management and directors of that company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, HFF, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HFF, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity/partners’ capital (deficiency), and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Pittsburgh, Pennsylvania
March 14, 2008

HFF, Inc.

Consolidated Balance Sheets

	December 31
	2007	2006
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$43,739	$3,345
Restricted cash (Note 6)	370	2,440
Accounts receivable	1,496	2,508
Receivable from affiliate (Note 17)	1,210	3,003
Mortgage notes receivable (Note 7)	41,000	125,700
Prepaid expenses and other current assets	4,036	4,533
Deferred tax asset, net	344	—

Total current assets	92,195	141,529
Property and equipment, net (Note 4)	6,789	5,040
Deferred tax asset	131,408	—
Goodwill	3,712	3,712
Intangible assets, net (Note 5)	5,769	3,293
Other noncurrent assets	603	728

Total assets	$240,476	$154,302

LIABILITIES AND STOCKHOLDERS’ EQUITY/PARTNERS’ CAPITAL
Current liabilities:
Current portion of long-term debt (Note 6)	$78	$56,393
Warehouse line of credit (Note 7)	41,000	125,700
Accrued compensation and related taxes	12,952	10,836
Accounts payable	1,946	856
Other current liabilities	2,481	2,162

Total current liabilities	58,457	195,947
Deferred rent credit	4,600	2,404
Payable to Holdings — TRA	117,406	—
Other long-term liabilities	74	178
Long-term debt, less current portion (Note 6)	111	91

Total liabilities	180,648	198,620
Minority interest	21,784	—
Stockholders’ equity/partners’ capital:
Class A common stock, par value $0.01 per share, 175,000,000 shares authorized, 16,445,000 shares outstanding	164	—
Class B common stock, par value $0.01 per share, 1 share authorized and outstanding	—	—
Additional paid-in-capital	25,353	—
Partners’ capital (deficiency)	—	(44,318)
Retained earnings	12,527	—

Total stockholders’ equity/partners’ capital (deficiency)	38,044	(44,318)

Total liabilities and stockholders’ equity/partners’ capital (deficiency)	$240,476	$154,302

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Income

	Years Ending December 31,
	2007	2006	2005
	(Dollars in thousands)

Revenues
Capital markets services revenue	$250,576	$225,242	$203,457
Interest on mortgage notes receivable	1,585	1,354	412
Other	3,505	3,101	1,979

	255,666	229,697	205,848
Expenses
Cost of services	148,026	130,708	119,106
Personnel	17,224	13,471	14,019
Occupancy	8,009	6,319	5,357
Travel and entertainment	6,810	5,789	5,067
Supplies, research, and printing	8,776	6,463	5,089
Insurance	1,900	1,457	1,459
Professional fees	5,576	2,023	1,101
Depreciation and amortization	3,861	2,806	2,595
Interest on warehouse line of credit	1,680	1,375	409
Other operating	5,824	4,999	3,557

	207,686	175,410	157,759

Operating income	47,980	54,287	48,089
Interest and other income, net	6,469	1,139	414
Interest expense	(407)	(3,541)	(80)

Income before taxes and minority interest	54,042	51,885	48,423
Income tax expense	9,874	332	288

Income before minority interest	44,168	51,553	48,135
Minority interest	29,748	—	—

Net income	$14,420	$51,553	$48,135
Less net income earned prior to IPO and Reorganization Transactions	(1,893)	(51,553)	(48,135)

Income available to common stockholders	$12,527	$—	$—

Earnings per share of Class A common stock
Basic	$.84

Weighted average shares outstanding for basic income per share	14,968,389

Diluted	$.84

Weighted average shares outstanding for diluted income per share	14,968,389

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity/Partners’ Capital (Deficiency)

				Additional
	Common Stock		Partners’	Paid in	Retained
	Shares	Amount	Capital	Capital	Earnings	Total

Stockholders’ equity/partners’ capital, December 31, 2004	—	$—	$12,372	$—	$—	$12,372
Net income	—	—	48,135	—	—	48,135
Distributions	—	—	(51,398)	—	—	(51,398)

Stockholders’ equity/partners’ capital, December 31, 2005	—	—	9,109	—	—	9,109
Issuance of class A common stock	1	—	—	—	—	—
Net income	—	—	51,553	—	—	51,553
Distributions	—	—	(104,980)	—	—	(104,980)

Stockholders’ equity/partners’ capital (deficiency), December 31, 2006	1	$—	$(44,318)	$—	$—	$(44,318)
Net income for the period January 1 to January 30, 2007	—	—	1,893	—	—	1,893
Distributions	—	—	(5,299)	—	—	(5,299)
Repurchase of Class A common stock	(1)	—	—	—	—	—
Net proceeds received from the issuance of 16,445,000 Class A common stock in the initial public offering (IPO), less the utilization of net IPO proceeds for the repayment of the bank term debt and the purchase of HFF Holdings interest in Holliday GP and 45% of HFF Holdings’ interest in the Operating Partnerships resulting in the elimination of partners’ capital and the recording of minority interest to effectuate the reorganization, as more fully described in Note 1	16,445,000	164	47,724	3,997	—	51,885
Record the adjustment to give effect to the tax receivable agreement with HFF Holding as more fully discussed in Note 12	—	—	—	20,716	—	20,716
Stock compensation and other, net	—	—	—	640	—	640
Net income for the period January 31 to December 31, 2007	—	—	—	—	12,527	12,527

Stockholders’ equity/partners’ capital (deficiency), December 31, 2007	16,445,000	$164	$—	$25,353	$12,527	$38,044

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2007	2006	2005
	(Dollars in thousands)

Operating activities
Net income	$14,420	$51,553	$48,135
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	29,748	—	—
Stock based compensation	813	—	—
Deferred income taxes	6,371	—	—
Depreciation and amortization:
Property and equipment	2,304	1,728	1,611
Intangibles	1,557	1,078	984
(Gain) loss on sale or disposition or impairment of assets	(343)	—	(140)
Mortgage service rights assumed	(3,637)	(507)	—
Increase (decrease) in cash from changes in:
Restricted cash	2,070	(2,051)	392
Accounts receivable	1,012	(1,587)	(721)
Payable to/(receivable from) affiliate	2,381	(2,535)	567
Mortgage notes receivable	84,700	(111,000)	(14,700)
Prepaid expenses and other current assets	497	(2,862)	(569)
Other noncurrent assets	125	40	(449)
Accrued compensation and related taxes	2,116	36	2,935
Accounts payable	1,090	526	25
Other accrued liabilities	319	1,257	466
Other long-term liabilities	2,092	290	(162)

Net cash provided by (used in) operating activities	147,635	(64,034)	38,374
Investing activities
Purchases of property and equipment	(4,315)	(2,624)	(1,447)

Net cash used in investing activities	(4,315)	(2,624)	(1,447)
Financing activities
Net borrowings on warehouse line of credit	(84,700)	111,000	14,700
Borrowings on long-term debt	—	60,000	—
Payments on long-term debt	(56,398)	(3,878)	(86)
Issuance of common stock	272,118	—	—
Purchase of ownership interests in operating partnerships	(215,931)	—	—
Deferred financing costs	(276)	(975)	(14)
Distributions to members’ and minority interest holder	(17,739)	(104,980)	(51,398)

Net cash (used in) provided by financing activities	(102,926)	61,167	(36,798)

Net increase (decrease) in cash	40,394	(5,491)	129
Cash and cash equivalents, beginning of period	3,345	8,836	8,707

Cash and cash equivalents, end of period	$43,739	$3,345	$8,836

Supplemental disclosure of cash flow information
Cash paid for income taxes	$4,090	$362	$288

Cash paid for interest	$2,528	$4,442	$444

Supplemental disclosure of non-cash financing activities
Property acquired under capital leases	$103	$90	$89

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

Organization

HFF, Inc., a Delaware corporation (the “Company”), through its Operating Partnerships, Holliday Fenoglio Fowler, L.P., a Texas limited partnership (“HFF LP”) and HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”), is a financial intermediary and provides capital market services including debt placement, investment sales, structured finance, private equity, investment banking and advisory services, note sales and note sale advisory services and commercial loan servicing and commercial real estate structured financing placements and loan servicing in 18 cities in the United States.

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

Initial Public Offering and Reorganization

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

On February 5, 2007, the Company closed its initial public offering of 14,300,000 shares of common stock. Net proceeds from the sale of the stock were $236.4 million, net of $18.0 million of underwriting commissions and $3.0 million of offering expenses. The proceeds of the initial public offering were used to purchase from HFF Holdings LLC, a Delaware limited liability company (“HFF Holdings”), all of the shares of Holliday GP and purchase from HFF Holdings partnership units representing approximately 39% of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP). HFF Holdings used approximately $56.3 million of its proceeds to repay all outstanding indebtedness under HFF LP’s credit agreement. Accordingly, the Company did not retain any of the proceeds from the initial public offering.

On February 21, 2007, the underwriters exercised their option to purchase an additional 2,145,000 shares of Class A common stock (15% of original issuance) at $18.00 per share. Net proceeds of the overallotment were $35.9 million, net of $2.7 million of underwriting commissions and other expenses. These proceeds were used to purchase HFF Holdings partnership units representing approximately 6.0% of each of the Operating Partnerships. Accordingly the Company did not retain any of the proceeds from the initial public offering.

In addition to cash received for its sale of all of the shares of Holliday GP and approximately 45% of partnership units of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP), HFF Holdings also received, through the issuance of one share of HFF, Inc.’s Class B

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

As a result of the reorganization into a holding company structure in connection with the initial public offering, HFF, Inc. became a holding company through a series of transactions pursuant to a sale and purchase agreement. Pursuant to the initial public offering and reorganization, HFF, Inc.’s sole assets are held through its wholly-owned subsidiary HFF Partnership Holdings, LLC, a Delaware limited liability company, partnership interests in Holliday Fenoglio Fowler, L.P. a Texas limited partnership (“HFF LP”) and HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”) and all of the shares of Holliday GP Corp., a Delaware corporation and the sole general partner of each of the Operating Partnerships (“Holliday GP”). The transactions that occurred in connection with the initial public offering and reorganization are referred to as the “Reorganization Transactions.”

The Reorganization Transactions are being treated, for financial reporting purposes, as a reorganization of entities under common control. As such, these financial statements present the consolidated financial position and results of operations as if HFF, Inc., Holliday GP and the Operating Partnerships (collectively referred to as the Company) were consolidated for all periods presented. All income earned by the Operating Partnerships prior to the initial public offering is attributable to members of HFF Holdings, and is reflected in partners’ capital (deficiency) within the statement of equity. Income earned by the Operating Partnerships subsequent to the initial public offering and attributable to the members of HFF Holdings based on their remaining ownership interest (see Notes 13 and 14) is recorded as minority interest in the consolidated financial statements, with remaining income less applicable income taxes attributable to Class A common stockholders, and considered in the determination of earnings per share of Class A common stock (see Note 15 ).

Basis of Presentation

The accompanying consolidated financial statements of HFF, Inc. as of December 31, 2007 and December 31, 2006 include the accounts of HFF LP, HFF Securities, and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP and Partnership Holdings. All significant intercompany accounts and transactions have been eliminated.

The purchase of shares of Holliday GP and partnership units in each of the Operating Partnerships are treated as reorganization under common control for financial reporting purposes. HFF Holdings owned 100% of Holliday GP, HFF LP Acquisition, LLC, a Delaware limited liability company (“Holdings Sub”), and the Operating Partnerships prior to the Reorganization Transactions. The initial purchase of shares of Holliday GP and the initial purchase of units in the Operating Partnerships will be accounted for at historical cost, with no change in basis for financial reporting purposes. Accordingly, the net assets of HFF Holdings purchased by HFF, Inc. are reported in the consolidated financial statements of HFF, Inc. at HFF Holdings’ historical cost.

As the sole stockholder of Holliday GP (the sole general partner of the Operating Partnerships), HFF, Inc. operates and controls all of the business and affairs of the Operating Partnerships. HFF, Inc. consolidates the financial results of the Operating Partnerships, and the ownership interest of HFF Holdings in the Operating Partnerships is treated as a minority interest in HFF, Inc.’s consolidated financial statements. HFF Holdings through its wholly-owned subsidiary (Holdings Sub), and HFF, Inc., through its wholly-owned subsidiaries (Partnership Holdings and Holliday GP), are the only partners of the Operating Partnerships following the initial public offering.

Reclassifications

Certain items in the consolidated financial statements of prior year periods have been reclassified to conform to the current year period’s presentation.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

2.	Summary of Significant Accounting Policies

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

Revenue Recognition

Capital markets services revenues consist of origination fees, investment sale fees, note sale fees, placement fees, and servicing fees. Origination fees are earned for the placement of debt, equity, or structured financing for real estate transactions. Investment sales and note sales fees are earned for brokering sales of real estate and/or notes. Placement fees are earned by HFF Securities for discretionary and nondiscretionary equity capital raises and other investment banking services. These fees are negotiated between the Company and its clients, generally on a case-by-case basis and are recognized and generally collected at the closing and the funding of the transaction, unless collection of the fee is not reasonably assured, in which case the fee is recognized as collected. The Company’s fee agreements do not include terms or conditions that require the Company to perform any service or fulfill any obligation once the transaction closes and revenue is recognized. Servicing fees are compensation for providing collection, remittance, recordkeeping, reporting, and other services for either lenders or borrowers on mortgages placed with third-party lenders. Servicing fees are recognized when cash is collected as these fees are contingent upon the borrower making its payments on the loan.

Certain of the Company’s fee agreements provide for reimbursement of employee-related costs which the Company recognizes as revenue. In accordance with EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, certain reimbursements received from clients for out-of-pocket expenses are characterized as revenue in the statement of income rather than as a reduction of expenses incurred. Since the Company is the primary obligor, has supplied discretion, and bears the credit risk for such expenses, the Company records reimbursement revenue for such out-of-pocket expenses. Reimbursement revenue is recognized when the fees for the related transaction are collected at the closing of the transaction. Reimbursement revenue is classified as other revenue in the consolidated statements of income.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The loans are initially recorded and then subsequently sold to Freddie Mac at the Company’s cost. The Company records mortgage loans held for sale at period end at market value in accordance with the provisions of Statement of Financial Accounting Standards Board (SFAS) No. 65, Accounting for Certain Mortgage Banking Activities, which states that market value for mortgage loans covered by investor commitments shall be based on commitment prices. In the case of loans originated for Freddie Mac, the commitment price is equal to the company’s cost.

Freddie Mac requires HFF LP to meet minimum net worth and liquid assets requirements and to comply with certain other standards. Following the closing of the Credit Agreement in March 2006 and the distribution of the proceeds to the members, HFF LP did not meet such minimum net worth requirement, therefore, HFF LP entered into a $2.0 million letter of credit backed by $2.0 million in cash which was classified as Restricted Cash on the balance sheet as of December 31, 2006. In connection with the Company’s initial public offering, and the resulting payoff of the entire outstanding balance under the Credit Agreement in February 2007, HFF LP now meets Freddie Mac’s minimum net worth requirement (see Note 6).

Advertising

Costs associated with advertising are expensed as incurred. Advertising expense was $0.8 million for each of the years ended December 31, 2007, 2006 and 2005. These amounts are included in other operating expenses in the accompanying consolidated statements of income.

Property and Equipment

Property and equipment are recorded at cost, except for those assets acquired on June 16, 2003, which were recorded at their estimated fair values. Effective July 1, 2007, the Company changed its depreciation methodology for furniture, office equipment and computer equipment from an accelerated method over five to seven years to the straight-line method over three to seven years. In accordance with Statement of Financial Accounting Standards Board (SFAS) No. 154, Accounting Changes and Error Corrections, the Company accounted for this change during the quarter ending September 30, 2007. The effect on the year-to-date results was not material to the financial statements. The Company believes the straight-line method is preferable over the accelerated method as it provides a more accurate allocation of asset costs to the periods in which the assets are utilized and provides consistency between asset classes for financial reporting purposes.

The Company’s depreciation methodology for software costs, leasehold improvements and capital leases remains unchanged. Software costs are depreciated using the straight-line method over three years, capital leases are depreciated using the straight-line method over the term of the lease and leasehold improvements are depreciated using the straight-line method over the shorter of the term of the lease or useful life of the asset.

Depreciation was $2.3 million, $1.7 million and $1.6 million for the years ended December 21, 2007, 2006, and 2005, respectively.

Expenditures for routine maintenance and repairs are charged to expense as incurred. Renewals and betterments which substantially extend the useful life of an asset are capitalized.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Prepaid Compensation Under Employment Agreements

The Company has employment agreements with certain employees whereby sign-up bonuses and incentive compensation payments were made during 2005 and 2006. No new employment agreements with these types of payments were entered into in 2007. In most cases, the sign-up bonuses and the incentive compensation are to be repaid to the Company upon voluntary termination by the employee or termination by cause (as defined) by the Company prior to the termination of the employment agreement. The total cost of the employment agreements is being amortized by the straight-line method over the term of the agreements and is included in cost of services on the accompanying consolidated statements of income. As of December 31, 2007, there was a total of approximately $0.2 million of unamortized costs related to HFF LP agreements.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Commissions are calculated as the commission that would have been earned by the broker under one of the Company’s commission programs, less any amount previously paid to the producer in the form of a draw.

Intangible Assets

Intangible assets include mortgage servicing rights under agreements with third-party lenders, costs associated with obtaining a FINRA license, and deferred financing costs.

Servicing rights were recorded at their estimated fair value of $5.4 million on June 16, 2003 in connection with the acquisition of HFF LP, and were being amortized in proportion to and over the period of estimated net servicing income. During the period ended December 31, 2007, the Company recorded an impairment charge of $1.1 million related to these mortgage servicing rights. In recording the impairment charge, the Company wrote off the gross mortgage servicing rights balance of $5.4 million and accumulated amortization of $4.3 million, as the Company determined the value of these mortgage servicing rights to be $0. Additionally, servicing rights are capitalized for servicing assumed on loans originated and sold to the Federal Home Loan Mortgage Corporation (Freddie Mac) with servicing retained based on an allocation of the carrying amount of the loan and the servicing right in proportion to the relative fair values at the date of sale. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing and discount rates are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions.

Effective January 1, 2007, the Company adopted the provisions of the Statement of Financial Accounting Standards Board (SFAS) No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140, or SFAS 156. Under SFAS 156, the standard requires an entity to recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract, regardless of whether explicit consideration is exchanged. The statement also permits a company to choose to either subsequently measure servicing rights at fair value and to report changes in fair value in earnings, or to retain the amortization method whereby servicing rights are recorded at the lower of cost or fair value and are amortized over their expected life. The Company retained the amortization method upon adoption of SFAS 156, but began recognizing the fair value of servicing contracts involving no consideration assumed after January 1, 2007, which resulted in the Company recording $3.6 million of intangible assets and a corresponding amount to income upon initial recognition of the servicing rights for the year ended December 31, 2007. This amounts are recorded in “Interest and other income, net” in the Consolidated Income Statement.

Deferred financing costs are deferred and are being amortized by the straight-line method over four years, which approximates the effective interest method.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

HFF Securities has recognized an intangible asset in the amount of $0.1 million for the costs of obtaining a FINRA license as a broker-dealer. The license is determined to have an indefinite useful economic life and is, therefore, not being amortized.

The Company evaluates amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment. Indicators of impairment monitored by management include a decline in the level of serviced loans.

During the period ended December 31, 2007, the Company recorded an impairment charge of $1.1 million related to mortgage servicing rights acquired in June 2003. In recording the impairment charge, the Company wrote off the gross mortgage servicing right balance of $5.4 million and accumulated amortization of $4.3 million related to these loans, as it determined the fair value of these mortgage servicing rights to be approximately $0. The impairment charge resulted from several factors, including that many of the underlying loans experienced higher prepayment activity given that these loans had higher than current interest rates. Additionally, management updated its assumptions in estimating the fair value of the recorded servicing rights as of December 31, 2007 based on the current market conditions which caused the estimate of fair value for these mortgage servicing rights to decrease.

Earnings Per Share

Subsequent to the Reorganization Transactions, the Company computes net income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income per share is computed by dividing income available to Class A common stockholders by the weighted average of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities (see Note 15). Prior to the reorganization and the initial public offering, the Company historically operated as a series of related partnerships and limited liability companies. There was no single capital structure upon which to calculate historical earnings per share information. Accordingly, earnings per share information has not been presented for periods prior to the initial public offering.

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

Income Taxes

In July 2006, to improve comparability in the reporting of income tax assets and liabilities in the absence of guidance in existing income tax accounting standards, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. Generally, this Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with existing income tax accounting standards, and prescribes certain thresholds and attributes for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The provisions of the Interpretation were applied on January 1, 2007, and did not have a material impact on our consolidated financial position or results of operations. Disclosures required by the Interpretation are provided in Note 12.

Prior to the Reorganization Transactions in January 2007, the Company had historically operated as two limited liability companies (HFF Holdings and Holdings Sub), a corporation (Holliday GP) and two limited partnerships (HFF LP and HFF Securities). As a result, income was subject to limited U.S. federal income taxes and income and expenses were passed through and reported on the individual tax returns of the members of HFF Holdings. Income taxes shown on the Company’s consolidated statements of income for the periods prior to January 2007, reflect federal income taxes of the corporation and business and corporate income taxes in various jurisdictions. As a result of the Reorganization Transactions, the Company is subject to additional entity-level taxes that are reflected in its consolidated financial statements.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as “noncontrolling interests” and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. The provisions of this standard are effective beginning January 1, 2009. Prior to adoption, the Company will evaluate the impact on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This new standard is designed to reduce complexity in accounting for financial instruments and lessen earnings volatility caused by measuring related assets and liabilities differently. The standard creates presentation and disclosure requirements designed to aid comparisons between companies that use different measurement attributes for similar types of assets and liabilities. The standard, which is expected to expand the use of fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses on those assets and liabilities recorded in earnings. The fair value option may be applied on a financial instrument by financial instrument basis, with a few exceptions, and is irrevocable for those financial instruments once applied. The fair value option may only be applied to entire financial instruments, not portions of instruments. The standard does not eliminate disclosures required by SFAS No. 107, Disclosures About Fair Value of Financial Instruments, or SFAS No. 157, Fair Value Measurements, the latter of which is described below. The provisions of the standard are effective for consolidated financial statements beginning January 1, 2008. The Company did not elect the fair value option upon adoption of FAS 159 on January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). This new standard defines fair value, establishes a framework for measuring fair value in conformity with GAAP, and expands disclosures about fair value measurements. Prior to this standard, there were varying definitions of fair value, and the limited guidance for applying those definitions under GAAP was dispersed among the many accounting pronouncements that require fair value measurements. The new standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The provisions of SFAS 157 were adopted on January 1, 2008, and did not have a material impact on our consolidated financial position or results of operations.

The standard applies under other accounting pronouncements that require or permit fair value measurements, since the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. As a result, the new standard does not establish any new fair value measurements itself, but applies to other accounting standards that require the use of fair value for recognition or disclosure. In particular, the framework in the new standard will be required for financial instruments for which fair value is elected, such as under the newly issued SFAS No. 159, discussed above.

The new standard requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial instruments carried at fair value will be classified and disclosed in one of the three categories in accordance with the hierarchy. The three levels of the fair value hierarchy are:

•	level 1: Quoted market prices for identical assets or liabilities in active markets;

•	level 2: Observable market-based inputs or unobservable inputs corroborated by market data; and

•	level 3: Unobservable inputs that are not corroborated by market data.

In addition, the standard requires enhanced disclosure with respect to the activities of those financial instruments classified within the level 3 category, including a roll-forward analysis of fair value balance sheet

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

amounts for each major category of assets and liabilities and disclosure of the unrealized gains and losses for level 3 positions held at the reporting date.

The standard is intended to increase consistency and comparability in fair value measurements and disclosures about fair value measurements, and encourages entities to combine the fair value information disclosed under the standard with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The provisions of this standard are effective beginning January 1, 2008. Our adoption of the standard’s provisions did not materially impact our consolidated financial position and results of operations. We will provide the disclosures required by the new standard in our 1st quarter 2008 Form 10-Q.

3.	Stock Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. Under this method, the Company recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the adoption for which requisite service has not been provided as of January 1, 2006. The Company did not grant any share-based awards prior to January 31, 2007. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. For restricted stock awards, the fair value of the awards is calculated as the difference between the market value of the Company’s Class A common stock on the date of grant and the purchase price paid by the employee. The Company’s awards are generally subject to graded vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary. A summary of the cost of the awards granted during the year ended December 31, 2007 is provided below.

Omnibus Incentive Compensation Plan

Prior to the effective date of the initial public offering, the stockholder of HFF, Inc. and the Board of Directors adopted the HFF, Inc. 2006 Omnibus Incentive Compensation Plan (the “Plan”). The Plan authorizes the grant of deferred stock, restricted stock, options, stock appreciation rights, stock units, stock purchase rights and cash-based awards. Upon the effective date of the registration statement, grants were awarded under the Plan to certain employees and non-employee members of the Board of Directors. The Plan imposes limits on the awards that may be made to any individual during a calendar year. The number of shares available for awards under the terms of the Plan is 3,500,000 (subject to stock splits, stock dividends and similar transactions). For a description of the Plan, see Exhibit 10.9 to the Registration Statement on Form S-1 filed with the SEC on January 8, 2007.

The stock compensation cost that has been charged against income for the year ended December 31, 2007, was $0.8 million, which is recorded in “Personnel” expenses in the consolidated income statements. At December 31, 2007, there was approximately $2.1 million of unrecognized compensation cost related to share based awards.

The fair value of stock options is estimated on the grant date using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions year ended December 31, 2007:

Dividend yield	0.0%
Expected volatility	50.0%
Risk-free interest rate	4.5%
Expected life (in years)	6.5

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Balance at January 1, 2007	—	—	—	$—
Granted	23,177	$17.73	13.0 years	228
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Balance at December 31, 2007	23,177	$17.73	12.1 years	$228

A summary of option activity and related information during the period was a follows:

		Weighted
		Average
		Exercise
	Options	Price

Nonvested at January 1, 2007	—	—
Granted	23,177	$17.73
Vested	—	—
Forfeited or expired	—	—

Nonvested at December 31, 2007	23,177	$17.73

The weighted average grant date fair value of options granted during the year ended December 31, 2007 was $0.2 million. No options vested or were exercised during the year ended December 31, 2007.

A summary of restricted stock units (“RSU”) activity and related information during the period was as follows:

Restricted
Stock
Units

Balance at January 1, 2007	—
Granted	148,612
Converted to common stock	—
Forfeited or expired	—
Vested	(11,110)

Balance at December 31, 2007	137,502

The fair value of vested RSU’s was $86,000 at December 31, 2007.

The weighted average remaining contractual term of the nonvested restricted stock units is 3 years as of December 31, 2007.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31
	2007	2006

Furniture and equipment	$3,314	$3,202
Computer equipment	1,147	1,530
Capitalized software costs	717	831
Leasehold improvements	7,458	5,005

Subtotal	12,636	10,568
Less accumulated depreciation and amortization	(5,847)	(5,528)

	$6,789	$5,040

At December 31, 2007 and 2006, the Company has recorded office equipment, within furniture and equipment, under capital leases of $0.3 million and $0.5 million, respectively, including accumulated amortization of $0.1 million and $0.3 million, respectively, which is included within depreciation and amortization expense on the accompanying consolidated statements of income. See Note 6 for discussion of the related capital lease obligations.

5.	Intangible Assets

The Company’s intangible assets are summarized as follows (in thousands):

	December 31, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Amortizable intangible assets:
Mortgage servicing rights	$6,085	$(742)	$5,343	$6,085	$(3,695)	$2,390
Deferred financing costs	523	(197)	326	988	(185)	803
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$6,708	$(939)	$5,769	$7,173	$(3,880)	$3,293

As of December 31, 2007, 2006 and 2005, the Company serviced $23.2 billion, $18.0 billion and $14.9 billion, respectively, of commercial loans. The Company earned $13.2 million, $11.2 million and $9.1 million in servicing fees and interest on float and escrow balances for the years ended December 31, 2007, 2006 and 2005, respectively. These revenues are recorded as capital markets services revenues in the consolidated statements of income.

The total commercial loan servicing portfolio includes loans for which there is no corresponding mortgage servicing right recorded on the balance sheet, as these servicing rights were assumed prior to January 1, 2007 and involved no initial consideration paid by the Company. The Company has recorded mortgage servicing rights of $5.3 million and $2.4 million on $7.9 billion and $4.2 billion, respectively, of the total loans serviced as of December 31, 2007 and 2006.

The Company stratifies its servicing portfolio based on the type of loan, including life company loans, CMBS, FHLMC and limited-service life company loans.

Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of December 31, 2007 are as follows:

Expected life of cash flows: 3 years to 10 years
Discount rate(1): 15% — 20%
Prepayment rate: 0% — 7%
Inflation rate: 2%
Cost to service: $1,600 — $4,004

(1) Reflects the time value of money and the risk of future cash flows related to the possible cancellation of servicing contracts, transferability restrictions on certain servicing contracts, concentration in the life company portfolio and large loan risk.

The above assumptions are subject to change based on management’s judgments and estimates of future changes in the risks related to future cash flows and interest rates. Changes in these factors would cause a corresponding increase or decrease in the prepayment rates and discount rates used in our valuation model.

Changes in the carrying value of mortgage servicing rights for the years ended December 31, 2007 and 2006, and the fair value at the end of each year were as follows:

						FV at
Category	12/31/06	Capitalized	Amortized	Impairment	12/31/07	12/31/07

FHLMC	$600	$1,800	$(217)	$—	$2,183	$3,001
CMBS	—	2,677	(263)	—	2,414	2,867
Life company — limited	—	126	(14)	—	112	161
Life company	1,790	834	(897)	(1,093)	634	701

Total	$2,390	$5,437	$(1,391)	$(1,093)	$5,343	$6,730

						FV at
Category	12/31/05	Capitalized	Amortized	Impairment	12/31/06	12/31/06

FHLMC	$139	$508	$(47)	$—	$600	$1,353
CMBS	—	—	—	—	—	—
Life company — limited	—	—	—	—	—	—
Life company	2,636	—	(846)	—	1,790	2,248

Total	$2,775	$508	$(893)	$—	$2,390	$3,601

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to FHLMC and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to FHLMC of $1.8 million and $0.5 million on $670 million and $229 million of loans, respectively, during the years ended December 31, 2007 and 2006, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration of $3.6 million on $6.8 billion of loans during the year ended December 31, 2007. These amounts are recorded in Interest and Other Income, net in the consolidated statements of income.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Amortization expense related to intangible assets was $1.6 million, $1.1 million, and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, and is reported in Depreciation and Amortization in the consolidated statements of income.

During the period ended December 31, 2007, the Company recorded an impairment charge of $1.1 million related to mortgage servicing rights acquired in June 2003. In recording the impairment charge, the Company wrote off the gross mortgage servicing right balance of $5.4 million and accumulated amortization of $4.3 million, as it determined the fair value of these mortgage servicing rights to be approximately $0. The impairment charge resulted from several factors, including that many of the underlying loans experienced higher prepayment activity given that these loans had higher than current interest rates. Additionally, management updated its assumptions in estimating the fair value of the recorded servicing rights as of December 31, 2007 based on the current market conditions which caused the estimate of fair value for these mortgage servicing rights to decrease.

See Note 2 for further discussion regarding treatment of servicing rights prior to January 1, 2007.

Estimated amortization expense for the next five years is as follows (in thousands):

2008	$1,472
2009	1,196
2010	781
2011	635
2012	545

The weighted-average life of the mortgage servicing rights intangible asset was eight years at December 31, 2007. The remaining life of the deferred financing costs intangible asset was two years at December 31, 2007.

6.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following at December 31, 2007, and 2006 (in thousands):

	December 31
	2007	2006

Bank term note payable	$—	$56,250
Capital lease obligations	189	234

Total long-term debt and capital leases	189	56,484
Less current maturities	78	56,393

Long-term debt and capital leases	$111	$91

(a)	The Credit Agreement

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Credit Agreement, which had an original expiration date of March 29, 2010, was paid in full in connection with the proceeds from the initial public offering. Interest on outstanding balances was payable at the 30-day LIBOR rate plus 2.50%. The agreement also required payment of a commitment fee of .35% on the unused amount of credit under the revolving credit facility. The Company did not borrow on this revolving credit facility during the year ended December 31, 2006 or through the date of the initial public offering.

On February 5, 2007, the Company entered into an Amended and Restated Credit Agreement with Bank of America (“Amended Credit Agreement”). The Amended Credit Agreement is comprised of a $40.0 million revolving credit facility, which replaced the Credit Agreement described above. The Amended Credit Agreement matures on February 5, 2010 and may be extended for one year based on certain conditions as defined in the agreement. Interest on outstanding balances is payable at the applicable LIBOR rate (for interest periods of one, two, three, six or twelve months) plus 200 basis points, 175 basis points or 150 basis points (such margin is determined from time to time in accordance with the Amended Credit Agreement, based on our then applicable consolidated leverage ratio) or the Federal Funds Rate (3.06% at December 31, 2007) plus 0.5% or the Prime Rate (7.25% at December 31, 2007) plus 1.5%. The Amended Credit Agreement also requires payment of a commitment fee of 0.2% or 0.3% on the unused amount of credit based on the total amount outstanding. The Company did not borrow on this revolving credit facility during the period February 5, 2007 through December 31, 2007. On October 30, 2007, the Company entered into an amendment to the Amended Credit Agreement to clarify that the $40.0 million line of credit under the Amended Credit Agreement is available to the Company for purposes of originating such Freddie Mac loans (see discussion under Note 7 below).

(b)	Letters of Credit and Capital Lease Obligation

At December 31, 2007, the Company has outstanding letters of credit of approximately $0.2 million with the same bank as the term note and revolving credit arrangements, to comply with bonding requirements of certain state regulatory agencies and as security for two leases. At December 31, 2006, the Company had outstanding letters of credit of approximately $2.3 million to comply with bonding requirements of certain state regulatory agencies and as security for three leases and as collateral to meet Freddie Mac net worth requirements. The Company segregated cash in a separate bank account to collateralize the letters of credit. The letters of credit expire through 2008 but can be automatically extended for one year except for the $2.0 million letter of credit with Freddie Mac, which expired on February 28, 2007. In connection with the Company’s initial public offering and the resulting pay-off of the entire outstanding balance under the Credit Agreement in February 2007, HFF LP now meets Freddie Mac’s minimum net worth requirement.

Capital lease obligations consist primarily of office equipment leases that expire at various dates through December 2010 and bear interest at rates ranging from 3.65% to 9.00%. A summary of future minimum lease payments under capital leases at December 31, 2007, is as follows (in thousands):

2008	$78
2009	73
2010	38

$189

7.	Warehouse Line of Credit

In 2005, HFF LP obtained an uncommitted warehouse revolving line of credit for the purpose of funding the Freddie Mac mortgage loans that it originates. Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. As of December 31, 2007 and December 31, 2006, HFF LP had $41.0 million and $125.7 million, respectively, outstanding on the warehouse line of credit and a corresponding amount of mortgage notes receivable. Interest on the warehouse line of credit is at the 30-day LIBOR rate (5.02% and 5.84% at December 31, 2007 and

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2006, respectively) plus a spread. HFF LP is also paid interest on its loans secured by multifamily loans at the rate in the Freddie Mac note.

In October 2007, as a result of increases in the volume of the Freddie Mac loans that HFF LP originates as part of its participation in Freddie Mac’s Multifamily Program Plus® Seller/Servicer program and borrowing limits imposed under the Company’s existing uncommitted warehouse revolving line of credit of $150.0 million in October 2007, the Company began pursuing alternative financing arrangements to potentially supplement or replace its existing uncommitted warehouse revolving line of credit. In addition, on October 30, 2007, the Company entered into an amendment to the Amended Credit Agreement that modified certain restrictions in the Amended Credit Agreement so as to permit the Company to use borrowings under the Amended Credit Agreement to originate and subsequently sell mortgages in connection with the Company’s participation in Freddie Mac’s Multifamily Program Plus® Seller/Servicer program. In November 2007, the Company entered into a $50.0 million line of credit note with an additional warehouse lender to serve as a supplement to the existing warehouse line of credit.

8.	Lease Commitments

The Company leases various corporate offices, parking spaces, and office equipment under noncancelable operating leases. These leases have initial terms of two to ten years. The majority of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $6.0 million, $4.6 million, and $3.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (in thousands):

2008	$5,019
2009	4,146
2010	3,751
2011	3,223
2012	3,032
Thereafter	5,608

$24,779

The Company subleases certain office space to subtenants which may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying combined statements of income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2010. See Note 4 and Note 6 for further description of the assets and related obligations recorded under these capital leases at December 31, 2007 and 2006, respectively.

HFF Holdings is not an obligor, nor does it guarantee any of the Company’s leases.

9.	Retirement Plan

The Company maintains a retirement savings plan for all eligible employees, in which employees may make deferred salary contributions up to the maximum amount allowable by the IRS. After-tax contributions may also be made up to 50% of compensation. The Company makes matching contributions equal to 50% of the first 6% of both deferred and after-tax salary contributions, up to a maximum of $5,000. The Company match was fully vested after one year of service in 2005, and after two years of service effective January 1, 2006. The Company’s contributions

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

charged to expense for the plan were $1.3 million, $1.2 million, and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

10.	Servicing

The Company services commercial real estate loans for investors. The servicing portfolio totaled $23.2 billion, $18.0 billion, and $14.9 billion at December 31, 2007, 2006 and 2005, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At December 31, 2007, 2006 and 2005, the funds held in escrow totaled $99.8 million, $104.4 million and $113.0 million, respectively. These funds, and the offsetting liabilities, are not presented in the Company’s financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the combined statements of income.

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

12.	Income Taxes

Income tax expense includes current and deferred taxes as follows (in thousands):

	Current	Deferred	Total

Year Ended December 31, 2007:
Federal	$2,117	$5,399	$7,516
State	1,568	790	2,358

	$3,685	$6,189	$9,874

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the year ended December 31, 2007 (dollars in thousands):

Pre-tax book income	$54,042
Less: income earned prior to IPO and Reorganization Transactions	(1,893)
Less: income allocated to minority interest holder	(30,350)

Pre-tax book income after minority interest	$21,799

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Income Tax expense		Rate

Taxes computed at federal rate	$7,412	34.0%
State and local taxes, net of federal tax benefit	2,182	10.0%
Meals and entertainment	213	1.0%
Other permanent items	36	0.2%
Adjustment to prior year’s taxes	31	0.1%

	$9,874	45.3%

Total income tax expense recorded for the year ended December 31, 2007, included $0.6 million of state and local taxes on income allocated to the minority interest holder, which represents 2.8% of the total effective rate.

Deferred income tax assets and liabilities consist of the following at December 31, 2007 (in thousands):

Deferred income tax assets
Section 754 election tax basis step-up	$150,007
Tenant improvements	405
Goodwill	27
Restricted stock units	204
Compensation	293
Other	34

150,970
Less: valuation allowance	(18,177)

Deferred income tax asset	132,793
Deferred income tax liabilities
Servicing rights	(830)
Deferred rent	(211)

Deferred income tax liability	(1,041)

Net deferred income tax asset (liability)	$131,752

In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including reviewing forward-looking analyses. Based on this analysis and other quantitative and qualitative factors, management believes that it is more likely than not that the Company will be able to generate sufficient taxable income to realize a portion of the deferred tax assets resulting from the initial basis step up recognized from the Reorganization Transaction. Deferred tax assets representing the tax benefits to be realized when future payments are made to HFF Holdings under the Tax Receivable Agreement are currently not more likely than not to be realized and therefore, have a valuation allowance of $18.2 million recorded against them. The effects of changes in this initial valuation allowance will be recorded in equity if management’s future analysis determines that it is more likely than not that these benefits will be realized. All other effects of changes in the Company’s estimates regarding the realization of the deferred tax assets will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109, or FIN 48. FIN 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is the determination of whether a tax position should be recognized. Under

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

FIN 48, a tax position taken or expected to be taken in a tax return is to be recognized only if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two, for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company adopted FIN 48 on January 1, 2007, the effect of which was immaterial to the consolidated financial statements. The Company has determined that no unrecognized tax benefits needs to be recorded as of December 31, 2007.

The Company will recognize interest and penalties related to unrecognized tax benefits in “Interest and other income (expense).” There were no interest or penalties recorded in the twelve months ended December 31, 2007.

Tax Receivable Agreement

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 of the Internal Revenue Code for 2007, and intend to keep that election in effect for each taxable year in which an exchange of partnership units for shares occurs. The initial sale as a result of the offering increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of future tax payments to the extent that the Company has future taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $138.1 million and has recorded this amount as a deferred tax asset on its Consolidated Balance Sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2007. The Company is obligated, however, pursuant to its Tax Receivable Agreement with HFF Holdings, to pay to HFF Holdings, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement.

The Company accounts for the income tax effects and corresponding tax receivable agreement effects as a result of the initial purchase and the sale of units of the Operating Partnerships in connection with the Reorganization Transactions and future exchanges of Operating Partnership units for the Company’s Class A shares by recognizing a deferred tax asset for the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships, based on enacted tax rates at the date of the transaction, less any tax valuation allowance the Company believes is required. In accordance with Emerging Issues Task Force Issue No. 94-10 “Accounting by a Company for the Income Tax Effects of Transactions Among or with its Shareholders under FASB Statement 109” (EITF 94-10), the tax effects of transactions with shareholders that result in changes in the tax basis of a company’s assets and liabilities will be recognized in equity. If transactions with shareholders result in the recognition of deferred tax assets from changes in the company’s tax basis of assets and liabilities, the valuation allowance initially required upon recognition of these deferred assets will be recorded in equity. The Company believes it is more likely than not that it will realize a portion of the benefit represented by the deferred tax asset, and, therefore, the Company recorded 85% of this estimated amount of the increase in deferred tax assets, as a liability to HFF Holdings under the tax receivable agreement and the remaining 15% of the increase in deferred tax assets directly in additional paid-in capital in stockholders’ equity. Deferred tax assets representing the tax benefits to be realized when future payments are made to HFF Holdings under the Tax Receivable Agreement are currently not likely to be realized and, therefore, have a valuation allowance of $18.2 million recorded against them.

While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the payments that will be made to HFF Holdings will be $117.4 million and has recorded this obligation to HFF Holdings as a liability on the Consolidated Balance Sheets. The Company has recorded the $20.7 million difference between the $138.1 million benefit and the initial $117.4 million liability to HFF Holdings as an increase in Stockholders’ Equity. The term of the tax receivable agreement commenced upon consummation of the offering (January 31, 2007) and will continue until all such tax benefits have been utilized or expired, including the tax benefits derived from future exchanges.

13.	Supplemental Statements of Income

The Supplemental Statements of Income set forth in the table below are provided to principally give additional information regarding the Company’s change in ownership interests in the Operating Partnerships that occurred during the year ended December 31, 2007. The changes in the Company’s ownership interest in the Operating Partnerships are a result of the initial public offering on January 30, 2007, and the underwriters’ exercise of their option to purchase additional shares on February 21, 2007.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

HFF, Inc.

Consolidated Operating Results

	Period	Period	Period	Three	Three	Three	Three
	1/1/07	1/31/07	2/22/07	Months	Months	Months	Months	Year
	through	through	through	Ended	Ended	Ended	Ended	Ended
	1/30/07	2/21/07	3/31/07	3/31/07	6/30/07	9/30/07	12/31/07	12/31/07
	(Dollars in thousands, except per share data)

Revenue	$17,467	$12,308	$25,770	$55,545	$79,786	$68,029	$52,306	$255,666
Operating expenses:
Cost of services	10,817	8,160	14,560	33,537	44,151	39,166	31,172	148,026
Operating, administrative and other	4,427	2,663	6,184	13,274	15,378	14,270	12,877	55,799
Depreciation and amortization	358	273	389	1,020	878	993	970	3,861

Total Expenses	15,602	11,096	21,133	47,831	60,407	54,429	45,019	207,686
Operating income	1,865	1,212	4,637	7,714	19,379	13,600	7,287	47,980
Interest and other income, net	401	169	352	922	994	2,170	2,383	6,469
Interest expense	(373)	(14)	(7)	(394)	(6)	(4)	(3)	(407)

Income before income taxes and minority interest	1,893	1,367	4,982	8,242	20,367	15,766	9,667	54,042
Provision for income taxes	—	151	945	1,096	3,796	2,947	2,035	9,874

Income before minority interest	1,893	1,216	4,037	7,146	16,571	12,819	7,632	44,168
Minority interest	—	1,029	2,879	3,908	11,513	8,808	5,519	29,748

Net income	$1,893	$187	$1,158	$3,238	$5,058	$4,011	$2,113	$14,420

Less net income earned prior to IPO and reorganization	(1,893)	—	—	(1,893)	—	—	—	(1,893)

Income available to common stockholders	$—	$187	$1,158	$1,345	$5,058	$4,011	$2,113	$12,527

Net income per share — basic				$0.13	$0.31	$0.24	$0.13	$0.84
Net income per share — diluted				$0.13	$0.31	$0.24	$0.13	$0.84

14.	Minority Interest

Minority interest recorded in the consolidated financial statements of HFF, Inc. relates to the ownership interest of HFF Holdings in the Operating Partnerships. As a result of the Reorganization Transactions discussed in Note 1, partners’ capital was eliminated from equity and a minority interest of $6.4 million was recorded representing HFF Holdings remaining interest in the Operating Partnerships following the initial public offering and the underwriters’ exercise of the overallotment option on February 21, 2007. During the year ended December 31, 2007, the Operating Partnerships distributed $25.8 million to the partners of the Operating Partnerships based on estimated operating income. HFF Holdings received $14.3 million of this tax distribution based on its ownership interest in the Operating Partnerships. This distribution decreased the minority interest balance in the Consolidated Balance Sheet. HFF Holdings is entitled to its proportional share of net income earned by the Operating Partnership subsequent to the change in ownership.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The table below sets forth the calculation of income allocated to the minority interest holder for the first three months of 2007, which includes the period following the initial public offering on January 30, 2007, and the period following the underwriter’s exercise of the overallotment option on February 21, 2007, and for each of the three month periods ended June 30, September 30, and December 31, 2007 (dollars in thousands).

	Period			Three	Three	Three	Three
	1/1/07	Period	Period	Months	Months	Months	Months	Year
	through	1/31/07	2/22/07	Ended	Ended	Ended	Ended	Ended
	1/30/07	through 2/21/07	through 3/31/07	3/31/07	6/30/07	9/30/07	12/31/07	12/31/07

Net income from operating partnerships	$1,922	$1,683	$5,206	$8,811	$20,814	$15,925	$9,979	$55,529
Minority interest ownership percentage		61.14%	55.31%		55.31%	55.31%	55.31%

Minority interest		$1,029	$2,879	$3,908	$11,513	$8,808	$5,519	$29,748

As a result of the Reorganization Transactions, HFF Holdings beneficially owns 20,355,000 partnership units in each of the Operating Partnerships. Pursuant to the terms of HFF, Inc.’s amended and restated certificate of incorporation, HFF Holdings can from time to time exchange its partnership units in the Operating Partnerships for shares of the Company’s Class A common stock on the basis of two partnership units, one for each Operating Partnership, for one share of Class A common stock, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The following table reflects the exchangeability of HFF Holdings’ rights to exchange its partnership units in the Operating Partnerships for shares of the Company’s Class A common stock, pursuant to contractual provisions in the HFF Holdings operating agreement. However, these contractual provisions may be waived, amended or terminated by a vote of the members holding 65% of the interests of HFF Holdings following consultation with the Company’s Board of Directors.

	Number of	Percentage of
	Additional	HFF
	Shares	Holdings’
	of Class A	Partnership
	Common	Units in the
	Stock Expected	Operating
	to	Partnerships
	Become	Becoming
	Available	Eligible
Exchangeability Date:	for Exchange	for Exchange

January 31, 2009	5,088,750	25%
January 31, 2010	5,088,750	25%
January 31, 2011	5,088,750	25%
January 31, 2012	5,088,750	25%

Total	20,355,000	100%

HFF Holdings was issued one share of the Company’s Class B common stock. Class B common stock has no economic rights but entitles the holder to a number of votes that is equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships are exchangeable.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

15.	Earnings Per Share

The Company’s net income and weighted average shares outstanding for the year ended December 31, 2007, consists of the following (dollars in thousands):

Year
Ended
December 31,
2007

Net Income	$14,420
Net income available for Class A common stockholders	$12,527
Weighted Average Shares Outstanding:
Basic	14,968,389
Diluted	14,968,389

Prior to the Reorganization Transactions and the initial public offering, the Company historically operated as a series of related partnerships and limited liability companies. There was no single structure upon which to calculate historical earnings per share information. Accordingly, earnings per share information has not been presented for periods prior to the initial public offering. The calculations of basic and diluted net income per share amounts for the year ended December 31, 2007 are described and presented below.

Basic Net Income per Share

Numerator — net income attributable to Class A common stockholders for the three and twelve months ended December 31, 2007.

Denominator — the weighted average shares of Class A common stock for the three and twelve months ended December 31, 2007, including 11,110 restricted stock units that have vested and whose issuance is no longer contingent.

Diluted Net Income per Share

Numerator — net income attributable to Class A common stockholders for the three and twelve month periods ended December 31, 2007 plus income allocated to the minority interest holder upon assumed exercise of exchange right.

Denominator — the weighted average shares of Class A common stock for the three and twelve months ended December 31, 2007, including 11,110 restricted stock units that have vested and whose issuance is no longer contingent, plus dilutive effect of the unrestricted stock units, stock options, and the issuance of Class A common stock upon the exercise of exchange by HFF Holdings.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

		Year
	Three Months	Ended
	Ended	December 31,
	December 31, 2007	2007

Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common stockholders	$2,113	$12,527
Denominator:
Weighted average number of shares of Class A common stock outstanding	16,456,110	14,968,389
Basic net income per share of Class A common stock	$0.13	$0.84
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common stockholders	$2,113	$12,527
Add — dilutive effect of:
Income allocated to minority interest holder upon assumed exercise of exchange right	—	—
Denominator:
Basic weighted average number of shares of Class A common stock	16,456,110	14,968,389
Add — dilutive effect of:
Unvested restricted stock units	—	—
Stock options	—	—
Minority interest holder exchange right	—	—
Weighted average common shares outstanding — diluted	16,456,110	14,968,389
Diluted earnings per share of Class A common stock	$0.13	$0.84

16.	Concentrations

A significant portion of the Company’s capital markets services revenues is derived from transactions involving commercial real estate located in specific geographic areas. During 2007, approximately 25.8% and 8.8% of our capital markets services revenues was derived from transactions involving commercial real estate located in Texas and the region consisting of the District of Columbia, Maryland and Virginia, respectively. During 2006, approximately 10.8% and 21.1% of the Company’s capital markets services revenues were derived from transactions involving commercial real estate located in Florida and Texas, respectively. As a result, a significant portion of the Company’s business is dependent on the economic conditions in general and the markets for commercial real estate in these areas.

17.	Related Party Transactions

During the year ended December 31, 2007, the Company made payments of $1.2 million and allocated operating expenses of $0.1 million on behalf of two affiliates, HFF Holdings and Holdings Sub (the “Holdings Affiliates”). The Company was reimbursed for transaction costs relating to the IPO transaction from the Holdings Affiliates of approximately $1.5 million during the year ended December 31, 2007. In addition, the Company recorded a payable to the Holdings Affiliates in the amount of $3.6 million during the year ended December 31, 2007 for net working capital adjustments, release of a letter of credit as a result of the IPO transaction and tax distributions. Upon release of the letter of credit, the Company made a payment to HFF Holdings in the amount of $2.0 million. The Company is due $1.2 million and $3.0 million from the Holdings Affiliates as of December 31, 2007 and 2006, respectively.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

18.	Selected Quarterly Financial Data (unaudited)

As noted previously, the Company’s reported net income for the periods in 2007 and 2006 are not directly comparable due primarily to the minority interest adjustment, which is related to HFF Holdings’ ownership interest in the Operating Partnerships, and the change in tax structure following the Company’s restructuring transactions and the initial public offering on January 30, 2007.

	Quarter Ended
2007	March 31	June 30	September 30	December 31

Net Sales	$55,545	$79,786	$68,029	$52,306
Operating Income	7,714	19,379	13,600	7,287
Interest and other income, net	922	994	2,170	2,383	(2)
Net Income	3,238	5,058	4,011	2,113
Income available to common stockholders	1,345	5,058	4,011	2,113
Per share data(1)
Basic earnings per share	$0.13	$0.31	$0.24	$0.13
Diluted earnings per share	$0.13	$0.31	$0.24	$0.13

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

(2)	Includes $0.7 million correction related to an error in the valuation of mortgage servicing rights during the nine months ended September 30, 2007, which increased interest and other income, net, in the fourth quarter of 2007.

	Quarter Ended
2006	March 31	June 30	September 30	December 31

Net Sales	$44,528	$57,078	$54,930	$73,161
Operating Income	7,523	13,532	14,147	19,085
Interest and other income, net	198	246	185	510
Net Income	7,581	12,482	13,178	18,312
Per share data(3)
Basic earnings per share	$—	$—	$—	$—
Diluted earnings per share	$—	$—	$—	$—

(3)	Prior to the reorganization and the initial public offering, the Company operated as a series of related partnerships and limited liability companies. There was no single capital structure upon which to calculate historical earnings per share information. Therefore, earnings per share information has not been presented for periods prior to the initial public offering.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2007, our current disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Limitations on the Effectiveness of Controls.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s report on internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2008 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2007.

The Company has adopted a code of conduct that applies to its Chief Executive Officer and Chief Financial Officer. This code of conduct as well as periodic and current reports filed with the SEC, are available through the Company’s web site at www.hfflp.com. If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s Chief Executive Officer or Chief Financial Officer, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

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

(a)(1)(2) The financial statements and financial statement schedules filed as part of this Annual Report are set forth under Item 8. Reference is made to the index on page 75. All schedules are omitted because they are not applicable, not required or the information appears in the Company’s consolidated financial statements or notes thereto.

(3) Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2008.

HFF, INC.

By:	/s/ John H. Pelusi, Jr.
John H. Pelusi, Jr.
Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John H. Pelusi, Jr. John H. Pelusi, Jr.	Chief Executive Officer, Director and Executive Managing Director (Principal Executive Officer)	March 14, 2008

/s/ Gregory R. Conley Gregory R. Conley	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008

/s/ John P. Fowler John P. Fowler	Director	March 14, 2008

/s/ Mark D. Gibson Mark D. Gibson	Director	March 14, 2008

/s/ John Z. Kukral John Z. Kukral	Director	March 14, 2008

/s/ Deborah H. McAneny Deborah H. McAneny	Director	March 14, 2008

/s/ George L. Miles, Jr. George L. Miles, Jr.	Director	March 14, 2008

/s/ Lenore M. Sullivan Lenore M. Sullivan	Director	March 14, 2008

/s/ Joe B. Thornton, Jr. Joe B. Thornton, Jr.	Director	March 14, 2008

/s/ McHenry T. Tichenor, Jr. McHenry T. Tichenor, Jr.	Director	March 14, 2008

Exhibit Index

2.1	Sale and Merger Agreement, dated January 30, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-l (File No. 333-138579) (“Form S-l”) filed with the SEC on December 22, 2006)
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form S-l filed with the SEC on December 22, 2006)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on December 22, 2006)
10.1	Holliday Fenoglio Fowler, L.P. Partnership Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)
10.2	HFF Securities L.P. Partnership Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)
10.3	Tax Receivable Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.3 to the Form S-1 filed with the SEC on December 22, 2006)
10.4	Registration Rights Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.4 to the Form S-1 filed with the SEC on December 22, 2006)
10.5	HFF, Inc. 2006 Omnibus Incentive Compensation Plan, dated January 30, 2007 (incorporated by reference to Exhibit 10.9 to the Form S-l filed with the SEC on January 8, 2007)
10.6	Holliday Fenoglio Fowler, L.P. Profit Participation Bonus Plan (incorporated by reference to Exhibit 10.10 to the Form S-1 filed with the SEC on January 8, 2007)
10.7	HFF Securities, L.P. Profit Participation Bonus Plan (incorporated by reference to Exhibit 10.11 to the Form S-l filed with the SEC on January 8, 2007)
10.8	Employment Agreement between the Registrant and John H. Pelusi, Jr., dated January 30, 2007 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)
10.9	Employment Agreement between the Registrant and Gregory R. Conley, dated January 30, 2007 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)
10.10	Employment Agreement between the Registrant and Nancy Goodson, dated January 30, 2007 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)
10.11	Amended and Restated Credit Agreement dated January 5, 2007 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)
10.12	First Amendment to Amended and Restated Credit Agreement, dated as of October 30, 2007, by and among Holliday Fenoglio Fowler, L.P., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33280) filed with the SEC on November 5, 2007)
10.13	Form of Contribution Agreement with John H. Pelusi, Jr., John P. Fowler, Mark D. Gibson, John Z. Kukral, Deborah H. McAneny, George L. Miles, Jr., Lenore M. Sullivan, Joe B. Thornton, Jr. and McHenry T. Tichenor, Jr.
18.1	Letter, dated November 9, 2007, from Ernst & Young LLP to the Board of Directors and Stockholders of HFF, Inc. (incorporated by reference to Exhibit 18.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33280) filed with the SEC on November 14, 2007)
21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002