Form 10-Q
period 2008-03-31
HFF, Inc.
filed 2008-05-09
CIK 1380509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding as of May 2, 2008 was 16,445,000 shares.

HFF, INC. AND SUBSIDIARIES

March 31, 2008

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

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
HFF, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$36,270	$43,739
Restricted cash (Note 7)	268	370
Accounts receivable	923	1,496
Receivable from affiliate (Note 18)	1,224	1,210
Mortgage notes receivable (Note 8)	36,300	41,000
Prepaid expenses and other current assets	6,160	4,036
Deferred tax asset, net	25	344

Total current assets, net	81,170	92,195
Property and equipment, net (Note 4)	6,341	6,789
Deferred tax asset	125,588	131,408
Goodwill	3,712	3,712
Intangible assets, net (Note 5)	6,158	5,769
Other noncurrent assets	768	603

Total Assets	$223,737	$240,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$82	$78
Warehouse line of credit (Note 8)	36,300	41,000
Accrued compensation and related taxes	5,679	12,952
Accounts payable	1,579	1,946
Current portion of payable to HFF Holdings — TRA (Note 13)	5,846	—
Other current liabilities	2,843	2,481

Total current liabilities	52,329	58,457
Deferred rent credit	4,347	4,600
Payable to HFF Holdings — TRA, less current portion (Note 13)	107,980	117,406
Other long-term liabilities	65	74
Long-term debt, less current portion (Note 7)	104	111

Total liabilities	164,825	180,648
Minority interest (Note 15)	21,686	21,784
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 authorized, and 16,445,000 shares outstanding	164	164
Class B common stock, par value $0.01 per share, 1 share authorized, and 1 share outstanding	—	—
Additional paid-in-capital	25,498	25,353
Retained earnings	11,564	12,527

Total stockholders’ equity	37,226	38,044

Total liabilities and stockholders’ equity	$223,737	$240,476

See accompanying notes to the consolidated financial statements.

HFF, Inc.
Consolidated Statement of Income
(Dollars in Thousands, except per share data)

	Three Months Ending March 31,
	2008	2007
Revenues
Capital markets services revenue	$31,368	$54,225
Interest on mortgage notes receivable	202	603
Other	610	717

	32,180	55,545

Expenses
Cost of services	22,310	33,333
Personnel	2,138	4,322
Occupancy	1,855	1,903
Travel and entertainment	1,951	1,506
Supplies, research, and printing	1,911	1,776
Insurance	484	488
Professional fees	904	1,593
Depreciation and amortization	734	1,020
Interest on warehouse line of credit	176	660
Other operating	1,255	1,230

	33,718	47,831

Operating (loss) / income	(1,538)	7,714

Interest and other income	1,006	922
Interest expense	(6)	(394)

(Loss) / income before income taxes and minority interest	(538)	8,242
Income tax expense	523	1,096

(Loss) / income before minority interest	(1,061)	7,146
Minority interest	(98)	3,908

Net (loss) / income	$(963)	$3,238

Less net income earned prior to IPO and reorganization (Note 14)	—	(1,893)

Net (loss) / income attributable to Class A common stockholders	$(963)	$1,345

Earnings per share of Class A common stock:
Basic	$(0.06)	$0.13
Diluted	$(0.06)	$0.13
See accompanying notes to the consolidated statements.

HFF, Inc.
Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Three Months Ended March 31
	2008	2007

Operating activities
Net (loss) / income	$(963)	$3,238
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(98)	3,908
Stock based compensation	168	303
Deferred taxes	2,542	1,209
Depreciation and amortization:
Property and equipment	418	765
Intangibles	316	255
Gain on sale or disposition of assets	(150)	(284)
Mortgage service rights assumed	(455)	(422)
Increase (decrease) in cash from changes in:
Restricted cash	102	2,002
Accounts receivable	573	1,750
Receivable from /payable to affiliates	(14)	4,565
Payable to Holdings — TRA	(3,580)	—
Deferred taxes, net	3,574	—
Mortgage notes receivable	4,700	102,500
Prepaid expenses and other current assets	(2,124)	1,751
Other noncurrent assets	(165)	17
Accrued compensation and related taxes	(7,273)	(535)
Accounts payable	(367)	1,034
Other accrued liabilities	362	(588)
Other long-term liabilities	(193)	261

Net cash (used in) provided by operating activities	(2,627)	121,729

Investing activities
Purchases of property and equipment	(26)	(1,241)
Non-compete agreement	(100)	—

Net cash used in investing activities	(126)	(1,241)

Financing activities
Net borrowings on warehouse line of credit	(4,700)	(102,500)
Payments on long-term debt	(16)	(56,294)
Issuance of common stock, net	—	272,118
Purchase of ownership interests in Operating Partnerships and Holliday GP	—	(215,877)
Deferred financing costs	—	(276)
Members’ distributions	—	(3,406)

Net cash used in financing activities	(4,716)	(106,235)

Net (decrease) increase in cash	(7,469)	14,253
Cash and cash equivalents, beginning of period	43,739	3,345

Cash and cash equivalents, end of period	$36,270	$17,598

See accompanying notes to the consolidated financial statements.

HFF, Inc.
Notes to Consolidated Financial Statements
1. Organization and Basis of Presentation
Organization
HFF, Inc., through its Operating Partnerships, Holliday Fenoglio Fowler, L.P. a Texas limited partnership (“HFF LP”) and HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”), is a financial intermediary and provides capital markets services including debt placement, investment sales, structured finance, private equity, investment banking and advisory services, note sales and note sale advisory services and commercial loan servicing and commercial real estate structured financing placements in 18 cities in the United States.
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
On February 21, 2007, the underwriters exercised their option to purchase an additional 2,145,000 shares of Class A common stock (15% of original issuance) at $18.00 per share. These proceeds were used to purchase HFF Holdings partnership units representing approximately 6.0% of each of the Operating Partnerships. The Company did not retain any of the proceeds from the Offering.
In addition to cash received for its sale of all of the shares of Holliday GP and approximately 45% of partnership units of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP), HFF Holdings also received an exchange right that will permit HFF Holdings to exchange interests in the Operating Partnerships for shares of (i) HFF, Inc.’s Class A common stock (the “Exchange Right”) and (ii) rights under a tax receivable agreement between the Company and HFF Holdings (the “TRA”). See Notes 16 and 13 for further discussion of the exchange right held by the majority interest holder and the tax receivable agreement, respectively.
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
The Reorganization Transactions are being treated, for financial reporting purposes, as a reorganization of entities under common control. As such, these financial statements present the consolidated financial position and results of operations as if HFF, Inc., Holliday GP and the Operating Partnerships (collectively referred to as the Company) were consolidated for all periods presented. All income earned by the Operating Partnerships prior to the offering is attributable to members of HFF Holdings. Income earned by the Operating Partnerships subsequent to the offering and attributable to the members of HFF Holdings is recorded as minority interest in the consolidated financial statements, with remaining income less applicable income taxes attributable to Class A common stockholders.

Basis of Presentation
The accompanying consolidated financial statements of HFF, Inc. as of March 31, 2008 and December 31, 2007 and for the quarters ended March 31, 2008 and March 31, 2007, include the accounts of HFF LP, HFF Securities, and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP and Partnership Holdings. All significant intercompany accounts and transactions have been eliminated.
The purchase of shares of Holliday GP and partnership units in each of the Operating Partnerships are treated as reorganization under common control for financial reporting purposes. HFF Holdings owned 100% of Holliday GP, HFF LP Acquisition, LLC, a Delaware limited liability company (“Holdings Sub”), and the Operating Partnerships prior to the Reorganization Transactions and continues to control these entities through HFF, Inc., the new public company. The initial purchase of shares of Holliday GP and the initial purchase of units in the Operating Partnerships were accounted for at historical cost, with no change in basis for financial reporting purposes. Accordingly, the net assets of HFF Holdings purchased by HFF, Inc. are reported in the consolidated financial statements of HFF, Inc. at HFF Holdings’ historical cost.
As the sole stockholder of Holliday GP, the sole general partner of the Operating Partnerships, HFF, Inc. now operates and controls all of the business and affairs of the Operating Partnerships. HFF, Inc. consolidates the financial results of the Operating Partnerships, and the ownership interest of HFF Holdings in the Operating Partnerships is treated as a minority interest in HFF, Inc.’s consolidated financial statements. HFF Holdings, through its wholly-owned subsidiary, Holdings Sub, and HFF, Inc., through its wholly-owned subsidiaries Partnership Holdings and Holliday GP, are the only partners of the Operating Partnerships following the offering.
Income earned by the Operating Partnerships subsequent to the offering and attributable to the members of HFF Holdings based on their remaining ownership interest (see Notes 14 and 15) is recorded as minority interest in the consolidated financial statements, with remaining income less applicable income taxes attributable to Class A common stockholders, and considered in the determination of earnings per share of Class A common stock (see Note 17).
Reclassifications
Certain items in the consolidated financial statements of prior years have been reclassified to conform to the current year’s presentation.
2. Summary of Significant Accounting Policies
These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. Accordingly, significant accounting policies and disclosures normally provided have been omitted as such items are disclosed therein. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three months ended March 31, 2008 are not necessarily indicative of the results expected for the year ending December 31, 2008.
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
The accompanying consolidated financial statements of HFF, Inc. as of March 31, 2008 and December 31, 2007, and for the quarters ended March 31, 2008 and March 31, 2007, include the accounts of HFF LP, HFF Securities, and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP and Partnership Holdings. The ownership interest of HFF Holdings in HFF LP and HFF Securities is treated as a minority interest in the consolidated financial statements of HFF, Inc. All significant intercompany accounts and transactions have been eliminated.
Income Taxes
HFF, Inc. and Holliday GP are corporations, and the Operating Partnerships are limited partnerships. The Operating Partnerships are subject to state and local income taxes. Income and expenses of the Operating Partnerships have been passed through and are reported on the individual tax returns of the members of HFF Holdings and on the corporate income tax returns of HFF, Inc. and Holliday GP. Income taxes shown on the Company’s consolidated statements of income reflect federal income taxes of the corporation and business and corporate income taxes in various jurisdictions. These taxes are assessed on the net income of the corporation, including its share of the Operating Partnerships’ net income.

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
Earnings Per Share
Subsequent to the Reorganization Transactions, the Company computes net income per share in accordance with SFAS No. 128, “Earnings Per Share .” Basic net income per share is computed by dividing income available to Class A common stockholders by the weighted average of Class A common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities (see Note 17). Prior to the Reorganization Transactions, the Company historically operated as a series of related partnerships and limited liability companies. There was no single capital structure upon which to calculate historical earnings per share information. Accordingly, earnings per share information have not been presented for periods prior to the initial public offering.
Intangible Assets
Intangible assets include mortgage servicing rights under agreements with third-party lenders, costs associated with obtaining a FINRA license, a non-compete agreement, and deferred financing costs.
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
Effective January 1, 2007, the Company adopted the provisions of the Statement of Financial Accounting Standards Board (SFAS) No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 , or SFAS 156. Under SFAS 156, the standard requires an entity to recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract, regardless of whether explicit consideration is exchanged. The statement also permits a company to choose to either subsequently measure servicing rights at fair value and to report changes in fair value in earnings, or to retain the amortization method whereby servicing rights are recorded at the lower of cost or fair value and are amortized over their expected life. The Company retained the amortization method upon adoption of SFAS 156, but began recognizing the fair value of servicing contracts involving no consideration assumed after January 1, 2007, which resulted in the Company recording $0.5 million and $0.4 million of intangible assets and a corresponding amount to income upon initial recognition of the servicing rights for the three month periods ended March 31, 2008 and 2007, respectively. These amounts are recorded in “Interest and other income, net” in the Consolidated Income Statement.
Deferred financing costs are deferred and are being amortized by the straight-line method over four years, which approximates the effective interest method.
The Company entered into a non-compete agreement for $0.1 million during the three month period ended March 31, 2008. This non-compete agreement is being amortized by the straight-line method over three years.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This new standard is designed to reduce complexity in accounting for financial instruments and lessen earnings volatility caused by measuring related assets and liabilities differently. The standard creates presentation and disclosure requirements designed to aid comparisons between companies that use different measurement attributes for similar types of assets and liabilities. The standard, which is expected to expand the use of fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses on those assets and liabilities recorded in earnings. The fair value option may be applied on a financial instrument by financial instrument basis, with a few exceptions, and is irrevocable for those financial instruments once applied. The fair value option may only be applied to entire financial instruments, not portions of instruments. The standard does not eliminate disclosures required by SFAS No. 107, Disclosures About Fair Value of Financial Instruments , or SFAS No. 157, Fair Value Measurements, the latter of which is described below. The provisions of the standard are effective for consolidated financial statements beginning January 1, 2008. The Company did not elect the fair value option upon adoption of SFAS 159 on January 1, 2008.
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
The standard applies under other accounting pronouncements that require or permit fair value measurements, since the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. As a result, the new standard does not establish any new fair value measurements itself, but applies to other accounting standards that require the use of fair value for recognition or disclosure. In particular, the framework in the new standard will be required for financial instruments for which fair value is elected.
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
The standard is intended to increase consistency and comparability in fair value measurements and disclosures about fair value measurements, and encourages entities to combine the fair value information disclosed under the standard with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The provisions of this standard were effective beginning January 1, 2008. Our adoption of the standard’s provisions did not materially impact our consolidated financial position and results of operations.
In February 2008, the FASB issued FSP FAS No. 157-2 “Effective Date of FASB Statement No. 157” (FSP FAS 157-2) which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities including, but not limited to, nonfinancial assets and liabilities initially measured at fair value in a business combination that are not subsequently remeasured at fair value and nonfinancial assets and liabilities measured at fair value in the SFAS 142 goodwill impairment test. As a result of the issuance of FSP FAS 157-2, the Company did not apply the provisions of SFAS 157 to the nonfinancial assets and liabilities within the scope of
FSP FAS 157-2.
3. Stock Compensation
Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. Under this method, the Company recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the adoption for which requisite service has not been provided as of January 1, 2006. The Company did not grant any share-based awards prior to January 31, 2007. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. For restricted stock awards, the fair value of the awards is calculated as the difference between the market value of the Company’s Class A common stock on the date of grant and the purchase price paid by the employee. The Company’s awards are generally subject to graded vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary. During the three month period ending March 31, 2008, there were no new restricted stock awards or employee stock options granted.
The stock compensation cost that has been charged against income for the three months ended March 31, 2008 and 2007 were $0.2 million and $0.3 million, respectively, which is recorded in “Personnel” expenses in the consolidated income statements. At March 31, 2008, there was approximately $1.9 million of unrecognized compensation cost related to share based awards.
No options were vested or were exercised during the three months ended March 31, 2008.
The fair value of vested RSU’s was $56,000 at March 31, 2008.
The weighted average remaining contractual term of the nonvested restricted stock units is 3 years as of March 31, 2008.
4. Property and Equipment
Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Furniture and equipment	$3,335	$3,314
Computer equipment	1,147	1,147
Capitalized software costs	735	717
Leasehold improvements	6,038	6,767

Subtotal	11,255	11,945
Less accumulated depreciation and amortization	(4,914)	(5,156)

	$6,341	$6,789

At each of March 31, 2008 and December 31, 2007 the Company has recorded, within furniture and equipment, office equipment under capital leases of $0.3 million, including accumulated amortization of $0.1 million, which is included within depreciation and amortization expense on the accompanying consolidated statements of income. See Note 7 for discussion of the related capital lease obligations.

5. Intangible Assets
The Company’s intangible assets are summarized as follows (in thousands):

	March 31, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Amortizable intangible assets:
Mortgage servicing rights	$6,689	$(1,012)	$5,677	$6,085	$(742)	$5,343
Deferred financing costs	523	(236)	287	523	(197)	326
Non-compete agreement	100	(6)	94	—	—	—
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$7,412	$(1,254)	$6,158	$6,708	$(939)	$5,769

As of March 31, 2008 and December 31, 2007, the Company serviced $23.6 billion and $23.2 billion, respectively, of commercial loans. The Company earned $2.9 million and $3.2 million in servicing fees and interest on float and escrow balances for the three month periods ending March 31, 2008 and 2007, respectively. These revenues are recorded as capital markets services revenues in the consolidated statements of income.
The total commercial loan servicing portfolio includes loans for which there is no corresponding mortgage servicing right recorded on the balance sheet, as these servicing rights were assumed prior to January 1, 2007 and involved no initial consideration paid by the Company. The Company has recorded mortgage servicing rights of $5.7 million and $5.3 million on $8.7 billion and $7.9 billion, respectively, of the total loans serviced as of March 31, 2008 and December 31, 2007.
The Company stratifies its servicing portfolio based on the type of loan, including life company loans, CMBS, Freddie Mac and limited-service life company loans.
Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of March 31, 2008 are as follows:
Expected life of cash flows: 3 years to 10 years
Discount rate(1): 15% – 20%
Prepayment rate: 0% – 7%
Inflation rate: 2%
Cost to service: $1,600 – $4,004

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

Changes in the carrying value of mortgage servicing rights for the three months period ending March 31, 2008 and 2007, and the fair value at the end of each period were as follows:

						FV at
Category	12/31/07	Capitalized	Amortized	Impairment	3/31/08	3/31/08
Freddie Mac	$2,183	$150	$(84)	$—	$2,249	$2,801
CMBS	2,414	265	(93)	—	2,586	2,762
Life company — limited	112	27	(17)	—	122	238
Life company	634	163	(77)	—	720	1,051

Total	$5,343	$605	$(271)	$—	$5,677	$6,852

						FV at
Category	12/31/06	Capitalized	Amortized	Impairment	3/31/07	3/31/07
Freddie Mac	$600	$284	$(20)	$—	$864	$926
CMBS	—	189	—	—	189	189
Life company — limited	—	—	—	—	—	—
Life company	1,790	233	(189)	—	1,834	2,211

Total	$2,390	$706	$(209)	$—	$2,887	$3,326

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $0.1 million and $0.3 million on $73.2 million and $187.1 million of loans, respectively, during the three month period ending March 31, 2008 and 2007, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration of $0.5 million and $0.4 million on $734.1 million and $1.1 billion of loans, respectively, during the three month period ending March 31, 2008 and 2007, respectively. These amounts are recorded in Interest and Other Income, net in the consolidated statements of income.
Amortization expense related to intangible assets was $0.3 million for each of the three month periods ended March 31, 2008 and 2007 and is recorded in Depreciation and Amortization in the consolidated statements of income.
See Note 2 for further discussion regarding treatment of servicing rights prior to January 1, 2007.
Estimated amortization expense for the next five years is as follows (in thousands):

Remainder of 2008	$945
2009	1,180
2010	861
2011	614
2012	573
2013	539

     The weighted-average life of the mortgage servicing rights intangible asset was eight years at March 31, 2008. The remaining lives of the deferred financing costs and non-compete agreement intangible assets were two and three years, respectively, at March 31, 2008.
6. Fair Value Measurement
As described in Note 2, the Company adopted SFAS 157 as of January 1, 2008. SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into the following three levels: Level 1 inputs which are quoted market prices in active markets for identical assets or liabilities; Level 2 inputs which are observable market-based inputs or unobservable inputs corroborated by market data for the asset or liability, and Level 3 inputs which are unobservable inputs based on our own assumptions that are not corroborated by market data. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
As of March 31, 2008, the Company did not have any assets or liabilities recognized at fair value on a recurring basis.
In accordance with generally accepted accounting principles, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and mortgage notes receivable. The mortgage servicing rights were not measured at fair value during the first quarter of 2008 as the Company continues to utilize the amortization method under SFAS 156 and the fair value of the mortgage servicing rights exceeds the carrying value at March 31, 2008. See Note 5 for further discussion on the assumptions used in valuing the mortgage servicing rights and impact on earnings during the period. The fair value of the mortgage notes receivable was based on prices observable in the market for similar loans and equaled carrying value at March 31, 2008. Therefore, no lower of cost or fair value adjustment was required.

7. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following at March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
Bank term note payable	$ —	$ —
Capital lease obligations	186	189

Total long-term debt and capital leases	186	189
Less current maturities	82	78

Long-term debt and capital leases	$ 104	$ 111

(a) The Credit Agreement
On February 5, 2007, the Company entered into an Amended and Restated Credit Agreement with Bank of America (“Amended Credit Agreement”). The Amended Credit Agreement is comprised of a $40.0 million revolving credit facility, which replaced the old Credit Agreement that was paid off in connection with the initial public offering. The Amended Credit Agreement matures on February 5, 2010 and may be extended for one year based on certain conditions as defined in the agreement. Interest on outstanding balances is payable at the applicable LIBOR rate (for interest periods of one, two, three, six or twelve months) plus 200 basis points, 175 basis points or 150 basis points (such rate is determined from time to time in accordance with the Amended Credit Agreement, based on our then applicable consolidated leverage ratio) or at interest equal to the higher of (a) the Federal Funds Rate (2.51% at March 31, 2008) plus 0.5% and (b) the Prime Rate (5.25% at March 31, 2008) plus 1.5%. The Amended Credit Agreement also requires payment of a commitment fee of 0.2% or 0.3% on the unused amount of credit based on the total amount outstanding. The Company did not borrow on this revolving credit facility during the period February 5, 2007 through March 31, 2008. On October 30, 2007, the Company entered into an amendment to the Amended Credit Agreement to clarify that the $40.0 million line of credit under the Amended Credit Agreement is available to the Company for purposes of originating such Freddie Mac loans (see discussion under Note 8 below).
(b) Letters of Credit and Capital Lease Obligation
At March 31, 2008 and December 31, 2007, the Company has outstanding letters of credit of approximately $0.2 million with the same bank as the term note and revolving credit arrangements, to comply with bonding requirements of certain state regulatory agencies and as security for two leases. The Company segregated cash in a separate bank account to collateralize the letters of credit. The letters of credit expire through 2008 but can be automatically extended for one year.
Capital lease obligations consist primarily of office equipment leases that expire at various dates through December 2010 and bear interest at rates ranging from 3.65% to 9.00%. A summary of future minimum lease payments under capital leases at March 31, 2008, is as follows (in thousands):

Remainder of 2008	$61
2009	79
2010	46

$186

8. Warehouse Line of Credit
In 2005, HFF LP obtained an uncommitted warehouse line of credit of $150.0 million for the purpose of funding the Freddie Mac mortgage loans that it originates. In November 2007, the Company entered into a $50.0 million line of credit note with an additional warehouse lender to serve as a supplement to the existing warehouse line of credit. The Company also is permitted to use borrowings under the Amended Credit Agreement to originate and subsequently sell mortgages in connection with the Company’s participation in Freddie Mac’s Multifamily Program Plus ® Seller/Servicer program. Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. As of March 31, 2008 and December 31, 2007, HFF LP had $36.3 million and $41.0 million, respectively, outstanding on the warehouse lines of credit and a corresponding amount of mortgage notes receivable. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (2.81% and 5.02% at March 31, 2008 and December 31, 2007, respectively) plus a spread. HFF LP is also paid interest on its loan secured by a multifamily loan at the rate in the Freddie Mac note.
9. Lease Commitments
The Company leases various corporate offices, parking spaces, and office equipment under noncancelable operating leases. These leases have initial terms of two to ten years. The majority of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $1.4 million for each of the three months ended March 31, 2008 and 2007.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (in thousands):

Remainder of 2008	$3,645
2009	4,130
2010	3,755
2011	3,223
2012	3,032
2013	1,946
Thereafter	3,688

$23,419

The Company subleases certain office space to subtenants which may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.
The Company also leases certain office equipment under capital leases that expire at various dates through 2010. See Note 4 and Note 7 above for further description of the assets and related obligations recorded under these capital leases at March 31, 2008 and December 31, 2007, respectively.
HFF Holdings is not an obligor, nor does it guarantee any of the Company’s leases.
10. Servicing
The Company services commercial real estate loans for investors. The servicing portfolio totaled $23.6 billion and $23.2 billion at March 31, 2008 and December 31, 2007, respectively.
In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At March 31, 2008 and December 31, 2007, the funds held in escrow totaled $95.7 million and $99.8 million, respectively. These funds, and the offsetting liabilities, are not presented in the Company’s consolidated financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of income.
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
12. Income Taxes
Income tax expense includes current and deferred taxes as follows (in thousands):

	Current	Deferred	Total
Quarter Ended March 31, 2008:
Federal	$(1,769)	$2,234	$465
State	(250)	308	58

	$(2,019)	$2,542	$523

	Current	Deferred	Total
Quarter Ended March 31, 2007:
Federal	$—	$902	$902
State	60	134	194

	$60	$1,036	$1,096

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	March 31, 2008	March 31, 2007
Pre-tax book (loss) / income	$(538)	$8,242
Less: income earned prior to IPO and Reorganization Transactions	—	1,893
Less: (loss) / income allocated to minority interest holder	(33)	3,943

Pre-tax book (loss) / income after minority interest	$(505)	$2,406

Income Tax expense		Rate
Taxes computed at federal rate	$(172)	34.0%
State and local taxes, net of federal tax benefit	94	(18.6%)
Effect of deferred tax rate change	608	(120.4%)
Meals and entertainment	(17)	3.4%
Other	10	(2.0%)

Income tax expense	$523	(103.6%)

Total income tax expense recorded for the three months ended March 31, 2008 and 2007, included $65,400 and $35,000 of state and local taxes on income allocated to the minority interest holder, which represents 14.9% and 0.3% of the total effective rate, respectively.
Deferred income tax assets and liabilities consist of the following at March 31, 2008 and December 31, 2007 (in thousands):

		December 31,
	March 31, 2008	2007
Deferred income tax assets
Section 754 election tax basis step-up	$143,831	$150,007
Tenant improvements	474	405
Goodwill	8	27
Restricted stock units	237	204
Compensation	—	293
Other	81	34

	144,631	150,970
Less: valuation allowance	(17,733)	(18,177)

Deferred income tax asset	126,898	132,793
Deferred income tax liabilities
Compensation	(68)	—
Servicing rights	(937)	(830)
Deferred rent	(280)	(211)

Deferred income tax liability	(1,285)	(1,041)

Net deferred income tax asset (liability)	$125,613	$131,752

In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including reviewing forward-looking analyses. Based on this analysis and other quantitative and qualitative factors, management believes that it is more likely than not that the Company will be able to generate sufficient taxable income to realize a portion of the deferred tax assets resulting from the initial basis step up recognized from the Reorganization Transaction. Deferred tax assets representing the tax benefits to be realized when future payments are made to HFF Holdings under a tax receivable agreement are currently not more likely than not to be realized and, therefore, have a valuation allowance of $17.7 million recorded against them. See Note 13 for further information regarding the Company’s tax receivable agreement with HFF Holdings. The effects of changes in this initial valuation allowance will be recorded in equity if management’s future analysis determines that it is more likely than not that these benefits will be realized. All other effects of changes in the Company’s estimates regarding the realization of the deferred tax assets will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109, or FIN 48. FIN 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is the determination of whether a tax position should be recognized. Under FIN 48, a tax position taken or expected to be taken in a tax return is to be recognized only if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two, for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company adopted FIN 48 on January 1, 2007, the effect of which was immaterial to the consolidated financial statements. The Company has determined that no unrecognized tax benefits need to be recorded as of March 31, 2008.

The Company will recognize interest and penalties related to unrecognized tax benefits in “Interest and other income.” There were no interest or penalties recorded in the three month periods ending March 31, 2008 and 2007.
13. Tax Receivable Agreement
     In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 of the Internal Revenue Code for 2007, and intend to keep that election in effect for each taxable year in which an exchange of partnership units for shares occurs. The initial sale as a result of the offering increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of future tax payments to the extent that the Company has future taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $133.9 million and has recorded this amount as a deferred tax asset on its Consolidated Balance Sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2007. The Company is obligated, however, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges had the Company not entered into the tax receivable agreement.
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
     While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the payments that will be made to HFF Holdings will be $113.8 million and has recorded this obligation to HFF Holdings as a liability on the Consolidated Balance Sheets. The Company has recorded the difference of $20.1 million between the $133.9 million tax benefit due to the basis increase and the $113.8 million liability to HFF Holdings as a $20.7 million increase in Stockholders’ Equity as of December 31, 2007 and $0.6 million as a tax expense during the three-month period ended March 31, 2008. The term of the tax receivable agreement commenced upon consummation of the offering (January 31, 2007) and will continue until all such tax benefits have been utilized or expired, including the tax benefits derived from future exchanges.
14. Supplemental Statements of Income
The Supplemental Statements of Income set forth in the table below are provided to principally give additional information regarding the Company’s change in ownership interests in the Operating Partnerships that occurred during the three month periods ending March 31, 2007. The changes in the Company’s ownership interest in the Operating Partnerships are a result of the initial public offering on January 30, 2007, and the underwriters’ exercise of their option to purchase additional shares on February 21, 2007.

HFF, Inc.
Consolidated Operating Results
(dollars in thousands, except per share data)

				Three
	Period	Period	Period	Months
	1/1/07	1/31/07	2/22/07	Ended
	through	through	through	March 31,
	1/30/07	2/21/07	3/31/07	2007
Revenue	$17,467	$12,308	$25,770	$55,545
Operating expenses:
Cost of services	10,817	7,960	14,556	33,333
Operating, administrative and other	4,427	2,863	6,188	13,478
Depreciation and amortization	358	273	389	1,020

Total Expenses	15,602	11,096	21,133	47,831

Operating income	1,865	1,212	4,637	7,714

Interest and other income	401	169	352	922
Interest expense	(373)	(14)	(7)	(394)

Income before income taxes and minority interest	1,893	1,367	4,982	8,242
Income tax expense	—	151	945	1,096

Income before minority interest	1,893	1,216	4,037	7,146

Minority interest	—	1,029	2,879	3,908

Net income	$1,893	$187	$1,158	$3,238

Less net income earned prior to IPO and reorg.	(1,893)	—	—	(1,893)

Income available to common stockholders	$—	$187	$1,158	$1,345

Net income per share — basic				0.13
Net income per share — diluted				0.13
15. Minority Interest
Minority interest recorded in the consolidated financial statements of HFF, Inc. relates to the ownership interest of HFF Holdings in the Operating Partnerships. As a result of the Reorganization Transactions discussed in Note 1, partners’ capital was eliminated from equity and minority interest of $10.3 million was recorded representing HFF Holdings’ remaining interest in the Operating Partnerships following the initial public offering and the underwriter’s exercise of the overallotment option on February 21, 2007, along with HFF Holdings’ proportional share of net income earned by the Operating Partnership subsequent to the change in ownership. The table below sets forth the minority interest amount recorded for the first quarter 2008 and 2007, which includes the period following the initial public offering on January 30, 2007, and for the period following the underwriter’s exercise of the overallotment option on February 21, 2007 (dollars in thousands).

	Period	Period	Period	Three	Three
	1/1/07	1/31/07	2/22/07	months	months
	through	through	through	ended	ended
	1/30/07	2/21/07	3/31/07	3/31/07	3/31/08
Net income/(loss) from operating partnerships	$1,922	$1,683	$5,206	$8,811	$(177)
Minority interest ownership percentage		61.14%	55.31%		55.31%

Minority interest		$1,029	$2,879	$3,908	$(98)

16. Stockholders Equity
The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share, and 1 share of Class B common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. HFF Holdings has been issued one share of Class B common stock. Class B common stock has no economic rights but entitles the holder to a number of votes equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships, as of the relevant record date for the HFF, Inc. stockholder action, are exchangeable. Holders of Class A and Class B common stock will vote together as a single class on all matters presented to our stockholders for their vote or approval. The Company has issued 16,445,000 shares of Class A common stock and 1 share of Class B common stock as of March 31, 2008 and December 31, 2007, respectively.
17. Earnings Per Share
The Company’s net income and weighted average shares outstanding for the three month periods ended March 31, 2008 and 2007, consist of the following (dollars in thousands):

	Three months	Three months
	ended 3/31/08	ended 3/31/07
Net (loss) / income	$(963)	$3,238
Net (loss) / income available for Class A common stockholders	$(963)	$1,345
Weighted Average Shares Outstanding:
Basic	16,456,110	10,422,574
Diluted	16,456,110	10,427,320
Net income per share information is not applicable for reporting periods prior to January 31, 2007, the date of the initial public offering. The calculations of basic and diluted net income per share amounts for the three month period ended March 31, 2008 and 2007 are described and presented below.
Basic Net Income per Share
Numerator — net (loss) / income attributable to Class A common stockholders for the three month period ended March 31, 2008 and 2007, respectively.
Denominator — the weighted average shares of Class A common stock for the three month period ended March 31, 2008 and 2007, including 11,110 restricted stock units that have vested and whose issuance is no longer contingent.
Diluted Net Income per Share
Numerator — net (loss) / income attributable to Class A common stockholders for the three month period ended March 31, 2008 and 2007 as in the basic net (loss) / income per share calculation described above plus income allocated to minority interest holder upon assumed exercise of exchange rights.
Denominator — the weighted average shares of Class A common stock for the three month period ended March 31, 2008 and 2007, including 11,110 restricted stock units that have vested and whose issuance is no longer contingent, plus the dilutive effect of the unrestricted stock units, stock options, and the issuance of Class A common stock upon exercise of the exchange right by HFF Holdings.

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net (loss) / income attributable to Class A common stockholders	$(963)	$1,345
Denominator:
Weighted average number of shares of Class A common stock outstanding	16,456,110	10,422,574
Basic net (loss) / income per share of Class A common stock	$(0.06)	$0.13
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net (loss) / income attributable to Class A common stockholders	$(963)	$1,345
Add—dilutive effect of:
Income allocated to minority interest holder upon assumed exercise of exchange right	—	—
Denominator:
Basic weighted average number of shares of Class A common stock	16,456,110	10,422,574
Add—dilutive effect of:
Unvested restricted stock units	—	4,746
Stock options	—	—
Minority interest holder exchange right	—	—
Weighted average common shares outstanding — diluted	16,456,110	10,427,320
Diluted earnings per share of Class A common stock	$(0.06)	$0.13
18. Related Party Transactions
The Company made payments on behalf of two affiliates of $156 and $13,215 respectively, during the three month period ended March 31, 2008. The Company had a net receivable from affiliates at March 31, 2008 and December 31, 2007 of $1.2 million.
The Company allocated expenses for two affiliates for services performed on behalf of the affiliates of approximately $56,000 during the three months ended March 31, 2007. The Company made payments on behalf of and allocated additional expenses to two affiliates of approximately $0.9 million and $0.1 million, respectively, during the three months ended March 31, 2007. The Company received amounts from two affiliates of approximately $1.5 million during the three months ended March 31, 2007. In addition, the Company recorded a payable to two affiliates in the amount of $3.5 million during the three months ended March 31, 2007 for net working capital adjustments as a result of the IPO transaction. The Company had a net payable to affiliates at March 31, 2007 of $1.0 million and had a net receivable from affiliates of $3.0 million at December 31, 2007.
As a result of the Company’s initial public offering, the Company entered into a tax receivable agreement with HFF Holdings that provides for the payment by the Company to HFF Holdings of 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increase in tax basis of the assets owned by HFF LP and HFF Securities and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. The Company will retain the remaining 15% of cash savings, if any, in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities allocable to the Company as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the offering and will continue until all such tax benefits have been utilized or have expired. See Note 13 for further information regarding the tax receivable agreement and Note 19 for the amount recorded in relation to this agreement.
19. Commitments and Contingencies
The Company is obligated pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings, on an after tax basis, 85% of the amount of tax the Company saves for each tax period as a result of the increased tax benefits. The Company has recorded $113.8 million for this obligation to HFF Holdings as a liability on the consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion summarizes the financial position of HFF, Inc. and its subsidiaries as of March 31, 2008, and the results of our operations for the three month period ended March 31, 2008, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2007.
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
          We operate in one reportable segment, the commercial real estate financial intermediary segment and offer debt placement, investment sales, structure finance, equity placement, investment banking and advisory services, note sales and note sale advisory services and commercial loan servicing.
          Our business may be significantly affected by factors outside of our control, particularly including:
•	Economic and commercial real estate market downturns. Our business is dependent on international and domestic economic conditions and the demand for commercial real estate and related services in the markets in which we operate and even a regional economic downturn could adversely affect our business. A general decline in acquisition and disposition activity can lead to a reduction in fees and commissions for arranging such transactions, as well as in fees and commissions for arranging financing for acquirers and property owners that are seeking to recapitalize their existing properties. Likewise, a general decline in commercial real estate investment activity can lead to a reduction in fees and commissions for arranging acquisitions, dispositions and financings for acquisitions as well as for recapitalizations for existing property owners as well as a significant reduction in our loan servicing activities, due to increased delinquencies and defaults and lack of additional loans that we would have otherwise added to our loan servicing portfolio, all of which would have an adverse effect on our business.

•	Decreased investment allocation to commercial real estate class. Allocations to commercial real estate as an asset class for investment portfolio diversification may decrease for a number of reasons beyond our control, including but not limited to poor performance of the asset class relative to other asset classes or superior performance of other asset classes when compared with continued good performance of the commercial real estate asset class. In addition, while commercial real estate is now viewed as an accepted and valid class for portfolio diversification, if this perception changes, there could be a significant reduction in the amount of debt and equity capital available in the commercial real estate sector.

•	Global and domestic credit and liquidity issues. Global and domestic credit and liquidity issues could lead to a decrease in transaction activity and lower values. Restrictions on the availability of capital, both debt and/or equity, can create significant reductions in the liquidity in and flow of capital to the commercial real estate markets. These restrictions could also cause commercial real estate prices to decrease due to the reduced amount of equity capital and debt financing available. In particular, global and domestic credit and liquidity issues may reduce the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes, which could also adversely affect our capital markets services revenues including our servicing revenue.

•	Fluctuations in interest rates. Significant fluctuations in interest rates as well as steady and protracted movements of interest rates in one direction (increases or decreases) could adversely affect the operation and income of commercial real estate properties as well as the demand from investors for commercial real estate investments. Both of these events could adversely affect investor demand and the supply of capital for debt and equity investments in commercial real estate. In particular, increased interest rates may cause prices to decrease due to the increased costs of obtaining financing and could lead to decreases in purchase and sale activities thereby reducing the amounts of investment sales and loan originations and related servicing fees. If our investment sales origination and servicing businesses are negatively impacted, it is likely that our other lines of business would also suffer due to the relationship among our various capital markets services.

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
Results of Operations
          Following is a discussion of our results of operations for the three months ended March 31, 2008 and March 31, 2007. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	For the Three Months Ended
	March 31,
	2008		2007
					Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$31,368	97.5%	$54,225	97.6%	$(22,857)	(42.2)%
Interest on mortgage notes receivable	202	0.6%	603	1.1%	(401)	(66.5)%
Other	610	1.9%	717	1.3%	(107)	(14.9)%

Total revenues	32,180	100.0%	55,545	100.0%	(23,365)	(42.1)%
Operating expenses
Cost of services	22,310	69.3%	33,333	60.0%	(11,023)	(33.1)%
Personnel	2,138	6.6%	4,322	7.8%	(2,184)	(50.5)%
Occupancy	1,855	5.8%	1,903	3.4%	(48)	(2.5)%
Travel and entertainment	1,951	6.1%	1,506	2.7%	445	29.5%
Supplies, research and printing	1,911	5.9%	1,776	3.2%	135	7.6%
Other	3,553	11.0%	4,991	9.0%	(1,438)	(28.8)%

Total operating expenses	33,718	104.8%	47,831	86.1%	(14,113)	(29.5)%
Operating (loss) / income	(1,538)	(4.8)%	7,714	13.9%	(9,252)	(119.9)%
Interest and other income	1,006	3.1%	922	1.7%	84	9.1%
Interest expense	(6)	(0.0)%	(394)	(0.7)%	388	(98.5)%

(Loss) / income before income taxes and minority interest	(538)	(1.7)%	8,242	14.8%	(8,780)	(106.5)%
Income tax expense	523	1.6%	1,096	2.0%	(573)	(52.3)%

(Loss) income before minority interest	(1,061)	(3.3)%	7,146	12.9%	(8,207)	(114.8)%
Minority interest	(98)	(0.3)%	3,908	7.0%	(4,006)	(102.5)%

Net (loss) / income	$(963)	(3.0)%	$3,238	5.8%	$(4,201)	(129.7)%

Revenues. Our total revenues were $32.2 million for the three months ended March 31, 2008 compared to $55.5 million for the same period in 2007, a decrease of $23.4 million, or 42.1%. Revenues decreased primarily as a result of the decrease in production volumes in several of our capital markets services platforms.
•	The revenues we generated from capital markets services for the three months ended March 31, 2008 decreased $22.9 million, or 42.2%, to $31.4 million from $54.2 million for the same period in 2007. The decrease is primarily attributable to a decrease in both the number and the average dollar value of transactions closed during the first quarter of 2008 compared to the first quarter of 2007.

•	The revenues derived from interest on mortgage notes were $0.2 million for the three months ended March 31, 2008 compared to $0.6 million for the same period in 2007, a decrease of $0.4 million. Revenues decreased primarily as a result of decreased volume of Freddie Mac loans in the first quarter of 2008 compared to the first quarter of 2007.

•	The other revenues we earned were approximately $0.6 million for the three month period ended March 31, 2008 and $0.7 million for the three month period ending March 31, 2007.
          Total Operating Expenses. Our total operating expenses were $33.7 million for the three months ended March 31, 2008 compared to $47.8 million for the same period in 2007, a decrease of $14.1 million, or 29.5%. Expenses decreased primarily due to decreased cost of services due to a decrease in capital markets services revenue, decreased personnel costs due to a decrease in revenue and decreased professional fees, interest on our warehouse line of credit and depreciation and amortization.

•	The costs of services for the three months ended March 31, 2008 decreased $11.0 million, or 33.1%, to $22.3 million from $33.3 million for the same period in 2007. The decrease is primarily the result of the decrease in commissions and other incentive compensation directly related to the decrease in capital markets services revenues. Cost of services as a percentage of capital markets services and other revenues were approximately 69.8% and 60.7% for the three month periods ended March 31, 2008 and March 31, 2007, respectively. This percentage increase is primarily attributable to a $0.3 million increase in salary expense in the quarter ended March 31, 2008, compared to the same period in the prior year.

•	Personnel expenses that are not directly attributable to providing services to our clients for the three months ended March 31, 2008 decreased $2.2 million, or 50.5%, to $2.1 million from $4.3 million for the same period in 2007. The decrease is primarily related to a decrease in profit participation expense resulting from the lower operating income during the three months ended March 31, 2008.

•	Occupancy, travel and entertainment, and supplies, research and printing expenses for the three months ended March 31, 2008 increased $0.5 million, or 10.3%, to $5.7 million compared to the same period in 2007. These increases are primarily due to increased travel and entertainment activity primarily related to the generation of existing business and the solicitation of new business activity.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $3.6 million in the three months ended March 31, 2008, a decrease of $1.4 million, or 28.8%, versus $5.0 million in the three months ended March 31, 2007. This decrease is primarily related to decreased interest expense of $0.5 million on the warehouse line of credit due to a lower balance outstanding at March 31, 2008 compared to March 31, 2007 and a decrease in professional fees in the amount of $0.7 million. The Company experienced higher professional fees during the three month period ended March 31, 2007 primarily as a consequence of fees related to the Company’s initial public offering that were incurred during this period.
          Net (Loss) / Income. Our net (loss) / income for the three months ended March 31, 2008 was $(1.0) million, a decrease of $4.2 million versus income of $3.2 million for the same fiscal period in 2007. We attribute this decrease to several factors, with the most significant cause being a decrease of revenues of $23.4 million. Other factors slightly offsetting this decrease included:
•	The interest expense we incurred in the three months ended March 31, 2008 totaled $6,000, a decrease of $0.4 million from $0.4 million of similar expenses incurred in the three months ended March 31, 2007. This decrease resulted from interest expense in the amount of $0.4 million on a Credit Agreement with Bank of America in the three months ended March 31, 2007. The outstanding balance of $56.3 million under this Credit Agreement was paid off with the proceeds from the initial public offering and we contemporaneously entered into an Amended Credit Agreement with Bank of America providing for our current $40.0 million line of credit.

•	Income tax expense was approximately $0.5 million for the three months ended March 31, 2008, a decrease of $0.6 million from $1.1 million in the three months ended March 31, 2007. This decrease is primarily due to the net operating loss experienced during the three months ended March 31, 2008 compared net operating income generated in the three months ended March 31, 2007. During the three months ended March 31, 2008, the Company recorded a current income tax benefit of $2.0 million. This current tax benefit was offset by deferred income tax expense of $2.5 million, primarily relating to the amortization of the step-up in basis from the Section 754 election.
Financial Condition
          Total assets decreased to $223.7 million at March 31, 2008, from $240.5 million at December 31, 2007, primarily due to:
•	A decrease in cash and cash equivalents of $7.5 million resulting from the payment of year end profit participation and other bonus accruals.

•	A decrease in mortgage notes receivable due to lower balance loans pending sale to Freddie Mac at March 31, 2008, compared to December 31, 2007.

•	A decrease in the deferred tax asset primarily as a result of the amortization of the step-up in basis from the section 754 election..
These decreases were partially offset by a $2.1 million increase in prepaid and other assets, primarily the result of the recording of a current income tax benefit of $2.0 million during the three months ending March 31, 2008.
          Total liabilities decreased $15.8 million at March 31, 2008, from $180.6 million at December 31, 2007, primarily due to:
•	A reduction in the warehouse line of credit due to lower balance loans pending sale to Freddie Mac at March 31, 2008, compared to December 31, 2007.

•	A decrease in Accrued Compensation and related taxes due to payment of year end bonus accruals.

•	A decrease in the payable due to Holdings under the TRA due to a change in the effective tax rate.
Cash Flows
          Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of distributions to members of HFF Holdings and payment of commissions and bonuses to employees.

          2008
          Cash and cash equivalents decreased $7.5 million in the three months ended March 31, 2008. Net cash of $2.6 million was used in operating activities, primarily resulting from a $7.3 million decrease in accrued compensation and related taxes. Cash of $0.1 million was used for investing in property and equipment and entering into a non-compete agreement. Financing activities used $4.7 million of cash primarily due to a $4.7 million decrease in our warehousing line of credit.
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
          Over the three month period ended March 31, 2008, we used approximately $7.3 million of cash from operations, excluding the funding of Freddie Mac loan closings discussed below. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the three months ended March 31, 2008, we incurred approximately $33.7 million in total operating expenses. The majority of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the three months ended March 31, 2008, approximately 43.7% of our operating expenses were variable expenses. In addition, we entered into a tax receivable agreement with HFF Holdings in connection with our initial public offering that provides for the payment by us to HFF Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. We have estimated that the payments that will be made to HFF Holdings will be $113.8 million, of which approximately $5.8 million will be paid during 2008. Our liquidity needs related to our long term obligations are primarily related to our facility leases. In connection with our initial public offering, we paid off the entire balance of our credit facility of $56.3 million and entered into a new credit facility that provides us with a $40.0 million line of credit, as described below. We believe that cash flows from operating activities and the availability under our line of credit will provide adequate liquidity and are sufficient to meet our working capital needs and satisfy our long-term obligations. For the three months ended March 31, 2008, we incurred approximately $1.9 million in occupancy expenses and approximately $6,000 in interest expense.
          Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. Assuming current conditions remain unchanged and our pipeline remains at current levels, we believe that cash flows from operating activities should be sufficient for us to fund our current obligations for the forseeable future. In addition, we maintain and intend to continue to maintain lines of credit that can be utilized should the need arise. In the course of the past several years, we have entered into financing arrangements designed to strengthen our liquidity. Our current principal financing arrangements are described below.
     We entered into an Amended Credit Agreement with Bank of America, N.A. for a new $40.0 million line of credit that was put in place contemporaneously with the consummation of the initial public offering. This new credit facility matures on February 5, 2010 and may be extended for one year based on certain conditions as defined in the agreement. Interest on outstanding balance is payable at the applicable LIBOR rate (for interest periods of one, two, three, six or twelve months) plus 200 basis points, 175 basis points or 150 basis points (such rate is determined from time to time in accordance with the Amended Credit Agreement, based on our then applicable consolidated leverage ratio) or at interest equal to the higher of (a) the Federal Funds Rate (2.51% at March 31, 2008) plus 0.5% and (b) the Prime Rate (5.25% at March 31, 2008) plus 1.5%. The Amended Credit Agreement also requires payment of a commitment fee of 0.2% or 0.3% on the unused amount of credit based on the total amount outstanding. The Company did not borrow on this revolving credit facility during the three month period ended March 31, 2008.
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
     In October 2007, as a result of increases in the volume of the Freddie Mac loans that HFF LP originates as part of its participation in Freddie Mac’s Program Plus Seller Servicer program and recently imposed borrowing limits under the financing arrangement with Red Capital of $150.0 million, we began pursuing alternative financing arrangements to potentially supplement or replace our existing financing arrangement with Red Capital. On October 30, 2007, we entered into an amendment to the Amended Credit Agreement to clarify that the $40.0 million line of credit under the Amended Credit Agreement is available to us for purposes of originating such Freddie Mac loans. In addition, in November 2007, we obtained a $50.0 million financing arrangement from The Huntington National Bank to supplement our Red Capital financing arrangement. As of March 31, 2008, we had outstanding borrowings of $36.3 million under the Red Capital/Huntington National Bank arrangement and a corresponding amount of mortgage notes receivable. Although we believe that our current financing arrangements with Red Capital and The Huntington Bank and our lines of credit under the Amended Credit Agreement are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.
          We regularly monitor our liquidity position, including cash levels, credit lines, interest and payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. We maintain a line of credit under the Amended Credit Agreement in excess of anticipated liquidity requirements. As of March 31, 2008, we had $40.0 million in undrawn line of credit available to us under this facility. This facility provides us with the ability to meet short-term cash flow needs resulting from our various business activities. If this facility proves to be insufficient or unavailable to us, we would seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining such additional financing on acceptable terms or at all.
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
     Goodwill. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, we evaluate goodwill for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the fair value of the Company. In determining the fair value of the Company for purposes of evaluating goodwill for impairment, we utilize an enterprise market capitalization approach. In applying this approach, we use the closing stock price of our Class A common stock as of the measurement date multiplied by the sum of current outstanding shares plus the exchangeable shares as of the measurement date. As of May 2, 2008, management’s analysis indicates that an approximate 75% decline in the Company’s stock price may result in the recorded goodwill being impaired and would require management to measure the amount of the impairment charge. Goodwill is considered impaired if the recorded book value of goodwill exceeds the implied fair value of goodwill as determined under this valuation technique. We use our best judgment and information available to us at the time to perform this review. Because our assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ.
     Intangible Assets. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing and discount rates are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of March 31, 2008, the fair value and net book value of the servicing rights were $6.9 million and $5.7 million, respectively. A 10% and 20% increase in the level of assumed prepayments would decrease the estimated fair value of the servicing rights at the stratum level by up to 1.8% and 3.5%, respectively. A 10% and 20% increase in cost of servicing of the servicing business would decrease the estimated fair value of the servicing rights at the stratum level by up to 10.0% and 20.0%, respectively. A 10% and 20% increase in the discount rate would decrease the estimated fair value of the servicing rights at the stratum level by up to 3.6% and 7.0%, respectively. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization over eight years. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.
          Leases. The Company leases all of its facilities under operating lease agreements. These lease agreements typically contain tenant improvement allowances. The Company records tenant improvement allowances as a leasehold improvement asset, included in property and equipment, net in the consolidated balance sheet, and a related deferred rent liability and amortizes them on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense and a reduction to rent expense, respectively. Lease agreements sometimes contain rent escalation clauses or rent holidays, which are recognized on a straight-line basis over the life of the lease in accordance with SFAS No. 13, Accounting for Leases. Lease terms generally range from two to ten years. An analysis is performed on all leases to determine whether they should be classified as a capital or an operating lease according to SFAS No. 13, as amended.
Certain Information Concerning Off-Balance Sheet Arrangements
          We do not currently invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our combined financial statements.
Seasonality
          Our capital markets services revenue is seasonal, which can affect an investor’s ability to compare our financial condition and results of operation on a quarter-by-quarter basis. Historically, this seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. The typical concentration of earnings and cash flows in the last six months of the year is due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. As this typical seasonality is coupled with the current disruptions in the global and domestic capital markets and the liquidity issues facing all capital markets, especially the U.S. commercial real estate markets, there is a risk that future historical comparisons will be even more difficult to gauge.
Effect of Inflation
          Inflation will significantly affect our compensation costs, particularly those not directly tied to our transaction professionals’ compensation, due to factors such as increased costs of capital. The rise of inflation could also significantly and adversely affect certain expenses, such as debt service costs, information technology and occupancy costs. To the extent that inflation results in rising interest rates and has other effects upon the commercial real estate markets in which we operate and, to a lesser extent, the securities markets, it may affect our financial position and results of operations by reducing the demand for commercial real estate and related services which could have a material adverse effect on our financial condition. See Part II — Other Information — Item 1A — Risk Factors.
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
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This new standard is designed to reduce complexity in accounting for financial instruments and lessen earnings volatility caused by measuring related assets and liabilities differently. The standard creates presentation and disclosure requirements designed to aid comparisons between companies that use different measurement attributes for similar types of assets and liabilities. The standard, which is expected to expand the use of fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses on those assets and liabilities recorded in earnings. The fair value option may be applied on a financial instrument by financial instrument basis, with a few exceptions, and is irrevocable for those financial instruments once applied. The fair value option may only be applied to entire financial instruments, not portions of instruments. The standard does not eliminate disclosures required by SFAS No. 107, Disclosures About Fair Value of Financial Instruments , or SFAS No. 157, Fair Value Measurements, the latter of which is described below. The provisions of the standard are effective for consolidated financial statements beginning January 1, 2008. The Company did not elect the fair value option upon adoption of SFAS 159 on January 1, 2008.
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
          The standard applies under other accounting pronouncements that require or permit fair value measurements, since the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. As a result, the new standard does not establish any new fair value measurements itself, but applies to other accounting standards that require the use of fair value for recognition or disclosure. In particular, the framework in the new standard will be required for financial instruments for which fair value is elected.
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
          The standard is intended to increase consistency and comparability in fair value measurements and disclosures about fair value measurements, and encourages entities to combine the fair value information disclosed under the standard with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The provisions of this standard were effective beginning January 1, 2008.
          In February 2008, the FASB issued FSP FAS No. 157-2 “Effective Date of FASB Statement No. 157” (FSP FAS 157-2) which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities including, but not limited to, nonfinancial assets and liabilities initially measured at fair value in a business combination that are not subsequently remeasured at fair value and nonfinancial assets and liabilities measured at fair value in the SFAS 142 goodwill impairment test. As a result of the issuance of FSP FAS 157-2, the Company did not apply the provisions of SFAS 157 to the nonfinancial assets and liabilities within the scope of FSP FAS 157-2.
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
          Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.
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
Item 1A.Risk Factors.
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

HFF, INC.
Dated: May 9, 2008	By:	/s/ John H. Pelusi, Jr.
John H. Pelusi, Jr
Chief Executive Officer, Director and Executive Managing Director (Principal Executive Officer)

Dated: May 9, 2008	By:	/s/ Gregory R. Conley
Gregory R. Conley
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).