Form 10-Q
period 2008-09-30
HFF, Inc.
filed 2008-11-10
CIK 1380509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☑   No☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Number of shares of Class A common stock, par value $0.01 per share, and of Class B common stock, par value $0.01 per share, of the registrant outstanding as of October 31, 2008 was 16,446,480 shares and 1 share, respectively.

HFF, INC. AND SUBSIDIARIES

September 30, 2008

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

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
HFF, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$26,740	$43,739
Restricted cash (Note 8)	221	370
Investments (Note 4)	9,998	—
Accounts receivable, net of allowance for doubtful accounts of $40 and $0, respectively	1,124	1,496
Receivable from affiliate (Note 19)	1,264	1,210
Mortgage notes receivable (Note 9)	100,256	41,000
Prepaid expenses and other current assets	8,646	4,036
Deferred tax assets, net	96	344

Total current assets, net	148,345	92,195
Property and equipment, net (Note 5)	5,631	6,789
Deferred tax assets	124,129	131,408
Goodwill	3,712	3,712
Intangible assets, net (Note 6)	7,198	5,769
Other noncurrent assets	514	603

Total Assets	$289,529	$240,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 8)	$92	$78
Warehouse line of credit (Note 9)	100,256	41,000
Accrued compensation and related taxes	8,356	12,952
Accounts payable	850	1,946
Other current liabilities	2,548	2,481

Total current liabilities	112,102	58,457
Deferred rent credit	3,920	4,600
Payable under the tax receivable agreement (Note 14)	108,287	117,406
Other long-term liabilities	98	74
Long-term debt, less current portion (Note 8)	73	111

Total liabilities	224,480	180,648
Minority interest (Note 16)	25,871	21,784
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 authorized, and 16,446,480 and 16,445,000 shares outstanding, respectively	164	164
Class B common stock, par value $0.01 per share, 1 share authorized, and 1 share outstanding	—	—
Additional paid-in-capital	26,036	25,353
Accumulated other comprehensive income, net of tax	21	—
Retained earnings	12,957	12,527

Total stockholders’ equity	39,178	38,044

Total liabilities and stockholders’ equity	$289,529	$240,476

See accompanying notes to the consolidated financial statements.

HFF, Inc.
Consolidated Statements of Income
(Dollars in Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Capital markets services revenue	$29,441	$66,463	$103,003	$199,565
Interest on mortgage notes receivable	698	246	1,421	1,081
Other	895	1,320	2,379	2,714

	31,034	68,029	106,803	203,360

Expenses
Cost of services	20,014	39,166	69,365	116,854
Personnel	2,160	4,605	7,018	14,307
Occupancy	1,930	2,134	5,689	6,012
Travel and entertainment	970	991	4,855	4,635
Supplies, research, and printing	1,523	2,655	5,841	6,703
Insurance	490	518	1,537	1,420
Professional fees	1,162	1,370	3,306	4,235
Depreciation and amortization	1,111	993	2,587	2,891
Interest on warehouse line of credit	602	263	1,167	1,169
Other operating	1,170	1,734	3,648	4,441

	31,132	54,429	105,013	162,667

Operating (loss) / income	(98)	13,600	1,790	40,693

Interest and other income, net	1,849	2,170	3,775	4,086
Interest expense	(4)	(4)	(15)	(404)
Decrease in payable under the tax receivable agreement	282	—	3,862	—

Income before income taxes and minority interest	2,029	15,766	9,412	44,375
Income tax expense	369	2,947	4,833	7,839

Income before minority interest	1,660	12,819	4,579	36,536
Minority interest	1,335	8,808	4,149	24,229

Net income	$325	$4,011	$430	$12,307

Less net income earned prior to IPO and reorganization (Note 15)	—	—	—	(1,893)

Net income attributable to Class A common stockholders	$325	$4,011	$430	$10,414

Earnings per share of Class A common stock:
Basic	$0.02	$0.24	$0.03	$0.72
Diluted	$0.02	$0.24	$0.03	$0.72
See accompanying notes to the consolidated financial statements.

HFF, Inc.
Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Nine Months Ended September 30
	2008	2007

Operating activities
Net income	$430	$12,307
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Minority interest	4,149	24,229
Stock based compensation	706	646
Amortization of investment security discounts	(67)	–
Deferred taxes	7,506	4,720
Provision for bad debts	40	—
Payable under the tax receivable agreement	(3,862)	—
Depreciation and amortization:
Property and equipment	1,217	1,874
Intangibles	1,370	1,017
Gain on sale or disposition of assets, net	(1,558)	(405)
Mortgage service rights assumed	(1,138)	(2,045)
Increase (decrease) in cash from changes in:
Restricted cash	149	1,956
Accounts receivable	332	1,463
Receivable from /payable to affiliates	(54)	2,411
Payable under the tax receivable agreement	(5,257)	—
Deferred taxes, net	(5)	—
Mortgage notes receivable	(59,256)	57,950
Net borrowings on warehouse line of credit	59,256	(57,950)
Prepaid expenses and other current assets	(4,610)	1,575
Other noncurrent assets	89	94
Accrued compensation and related taxes	(4,596)	16,589
Accounts payable	(1,096)	341
Other accrued liabilities	67	(1,032)
Other long-term liabilities	(516)	2,257

Net cash (used in) provided by operating activities	(6,704)	67,997

Investing activities
Purchases of property and equipment	(161)	(4,273)
Non-compete agreement	(100)	—
Purchase of investments	(9,907)	—

Net cash used in investing activities	(10,168)	(4,273)

Financing activities
Payments on long-term debt	(65)	(56,350)
Issuance of common stock, net	—	272,118
Purchase of ownership interests in Operating Partnerships and Holliday GP	—	(215,931)
Deferred financing costs	—	(276)
Distributions to members’ and minority interest holder	(62)	(7,070)

Net cash used in financing activities	(127)	(7,509)

Net (decrease) increase in cash	(16,999)	56,215
Cash and cash equivalents, beginning of period	43,739	3,345

Cash and cash equivalents, end of period	$26,740	$59,560

See accompanying notes to the consolidated financial statements.

HFF, Inc.
Notes to Consolidated Financial Statements
1. Organization and Basis of Presentation
Organization
HFF, Inc., through its Operating Partnerships, Holliday Fenoglio Fowler, L.P., a Texas limited partnership (“HFF LP”), and HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”), is a financial intermediary and provides capital markets services including debt placement, investment sales, structured finance, private equity, investment banking and advisory services, note sales and note sale advisory services and commercial loan servicing and commercial real estate structured financing placements mainly in the United States through its 18 offices in the United States.
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
Offering and Reorganization
HFF, Inc., a Delaware corporation, was formed in November 2006 in connection with a proposed initial public offering of its Class A common stock. On November 9, 2006, HFF, Inc. filed a registration statement on Form S-1 with the United States Securities and Exchange Commission (the “SEC”) relating to a proposed underwritten initial public offering of 14,300,000 shares of Class A common stock of HFF, Inc. (“the Offering”). On January 30, 2007, the SEC declared the registration statement on Form S-1 effective and HFF, Inc. priced 14,300,000 shares for the initial public offering at a price of $18.00 per share. On January 31, 2007, HFF, Inc.’s common stock began trading on the New York Stock Exchange under the symbol “HF.”
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
As a result of the reorganization, HFF, Inc. became a holding company through a series of transactions pursuant to a sale and purchase agreement. Pursuant to the Offering and reorganization, HFF, Inc.’s sole assets are through its wholly-owned subsidiary HFF Partnership Holdings, LLC, a Delaware limited liability company (“Partnership Holdings”), partnership interests in HFF LP and HFF Securities and all of the shares of Holliday GP. The transactions that occurred in connection with the initial public offering and reorganization are referred to as the “Reorganization Transactions.”

The Reorganization Transactions are being treated, for financial reporting purposes, as a reorganization of entities under common control. As such, these financial statements present the consolidated financial position and results of operations as if HFF, Inc., Holliday GP and the Operating Partnerships (collectively referred to as the “Company”) were consolidated for all periods presented. All income earned by the Operating Partnerships prior to the offering is attributable to members of HFF Holdings. Income earned by the Operating Partnerships subsequent to the offering and attributable to the members of HFF Holdings is recorded as minority interest in the consolidated financial statements, with remaining income less applicable income taxes attributable to Class A common stockholders.
Basis of Presentation
The accompanying consolidated financial statements of HFF, Inc. as of September 30, 2008 and December 31, 2007 and for the three and nine month periods ended September 30, 2008 and September 30, 2007, include the accounts of HFF LP, HFF Securities, and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP and Partnership Holdings. All significant intercompany accounts and transactions have been eliminated.
The purchase of shares of Holliday GP and partnership units in each of the Operating Partnerships are treated as reorganization under common control for financial reporting purposes. HFF Holdings owned 100% of Holliday GP, HFF LP Acquisition, LLC, a Delaware limited liability company (“Holdings Sub”), and the Operating Partnerships prior to the Reorganization Transactions and continues to control these entities through HFF, Inc. The initial purchase of shares of Holliday GP and the initial purchase of units in the Operating Partnerships were accounted for at historical cost, with no change in basis for financial reporting purposes. Accordingly, the net assets of HFF Holdings purchased by HFF, Inc. are reported in the consolidated financial statements of HFF, Inc. at HFF Holdings’ historical cost.
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
2. Summary of Significant Accounting Policies
These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. Accordingly, significant accounting policies and disclosures normally provided have been omitted as such items are disclosed therein. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results expected for the year ending December 31, 2008.

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
The accompanying consolidated financial statements of HFF, Inc. as of September 30, 2008 and December 31, 2007, and for the three and nine month periods ended September 30, 2008 and September 30, 2007, include the accounts of HFF LP, HFF Securities, and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP and Partnership Holdings. The ownership interest of HFF Holdings in HFF LP and HFF Securities is treated as a minority interest in the consolidated financial statements of HFF, Inc. All significant intercompany accounts and transactions have been eliminated.
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
The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and tax credit carryforwards, if any. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates are recognized in income in the period of the tax rate change. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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

Servicing rights are capitalized for servicing assumed on loans originated and sold to the Federal Home Loan Mortgage Corporation (Freddie Mac) and mortgage servicing rights acquired without the exchange of initial consideration with servicing retained based on an allocation of the carrying amount of the loan and the servicing right in proportion to the relative fair values at the date of sale. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing and discount rate are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions.
Effective January 1, 2007, the Company adopted the provisions of the Statement of Financial Accounting Standards Board (SFAS) No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140, or SFAS 156. Under SFAS 156, the standard requires an entity to recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract, regardless of whether explicit consideration is exchanged. The statement also permits a company to choose to either subsequently measure servicing rights at fair value and to report changes in fair value in earnings, or to retain the amortization method whereby servicing rights are recorded at the lower of cost or fair value and are amortized over their expected life. The Company retained the amortization method upon adoption of SFAS 156, but began recognizing the fair value of servicing contracts involving no consideration assumed after January 1, 2007, which resulted in the Company recording $0.5 million and $1.1 million of intangible assets and a corresponding amount to income upon initial recognition of the servicing rights for the three and nine month periods ended September 30, 2008, respectively. The Company recorded $1.1 million and $2.0 million of intangible assets and a corresponding amount to income upon initial recognition of the servicing rights for the three and nine month periods ended September 30, 2007, respectively. These amounts are recorded in “Interest and other income, net” in the Consolidated Statements of Income.
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
Investments
The Company’s available-for-sale securities include United States Treasury Bills. These investments are carried at fair value based on quoted market prices in active markets for identical instruments. If quoted market prices are not available, fair value is based upon quoted prices for similar instruments in active markets. These investments may be classified as current or long-term assets and are included in Investments or Other noncurrent assets, respectively, on the Consolidated Balance Sheets based on management’s ability or intention to sell the investment. The amortization of the discount is recognized as income based on the effective interest method and is recorded in Interest and other income, net in the Consolidated Statements of Income. The unrealized gains or losses on securities available-for-sale are recorded net of tax in Accumulated other comprehensive income, net of tax on the Consolidated Balance Sheets. Realized gains or losses on these securities are computed on a specific-identification basis and recognized in Interest and other income, net in the Consolidated Statements of Income.
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
Comprehensive income was $0.4 million and $0.5 million for the three and nine month periods ended September 30, 2008, respectively, and $4.0 million and $10.4 million, respectively, for the same periods of 2007.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This new standard is designed to reduce complexity in accounting for financial instruments and lessen earnings volatility caused by measuring related assets and liabilities differently. The standard creates presentation and disclosure requirements designed to aid comparisons between companies that use different measurement attributes for similar types of assets and liabilities. The standard, which is expected to expand the use of fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses on those assets and liabilities recorded in earnings. The fair value option may be applied on a financial instrument by financial instrument basis, with a few exceptions, and is irrevocable for those financial instruments once applied. The fair value option may only be applied to entire financial instruments, not portions of instruments. The standard does not eliminate disclosures required by SFAS No. 107, Disclosures About Fair Value of Financial Instruments, or SFAS No. 157, Fair Value Measurements, the latter of which is described below. The provisions of the standard were effective for consolidated financial statements beginning January 1, 2008. The Company did not elect the fair value option upon adoption of SFAS 159 on January 1, 2008.

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
On October 10, 2008, the FASB issued FSP FAS No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP FAS 157-3), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of FSP FAS 157-3 had no impact on our consolidated financial position and results of operations.

3. Stock Compensation
Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. Under this method, the Company recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the adoption for which requisite service has not been provided as of January 1, 2006. The Company did not grant any share-based awards prior to January 31, 2007. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. For restricted stock awards, the fair value of the awards is calculated as the difference between the market value of the Company’s Class A common stock on the date of grant and the purchase price paid by the employee. The Company’s awards are generally subject to graded vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary. During the three month period ending September 30, 2008, no vested restricted stock units were converted to Class A common stock and 38,100 new restricted stock units were granted. During the three month period ending September 30, 2008, no new stock options were granted.
The stock compensation cost that has been charged against income for the three and nine months ended September 30, 2008 was $0.4 million and $0.7 million, respectively, which is recorded in “Personnel” expenses in the Consolidated Statements of Income. The stock compensation cost that has been charged against income for the three and nine month periods ended September 30, 2007 was $0.2 million and $0.6 million, respectively. At September 30, 2008, there was approximately $1.6 million of unrecognized compensation cost related to share based awards.
No options were vested or were exercised during the three months ended September 30, 2008.
The fair value of vested restricted stock units was $0.2 million at September 30, 2008.
The weighted average remaining contractual term of the nonvested restricted stock units is 3 years as of September 30, 2008.
4. Investments
Investments as of September 30, 2008 and December 31, 2007 included available-for-sale securities. At September 30, 2008 and December 31, 2007, the Company held investments in United States Treasury Bills totaling $10.0 million and $0.0 million, respectively. These investments are classified as current assets in Investments on the Consolidated Balance Sheets.
Investments were as follows at September 30, 2008 (in thousands):

		Amortized	Gross Unrealized		Estimated
	Cost	Discount	Gains	(Losses)	Market Value

Available-for-sale securities	$9,907	$67	$24	$—	$9,998

5. Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Furniture and equipment	$3,401	$3,314
Computer equipment	1,149	1,147
Capitalized software costs	744	717
Leasehold improvements	6,030	6,038

Subtotal	11,324	11,216
Less accumulated depreciation and amortization	(5,693)	(4,427)

	$5,631	$6,789

As of September 30, 2008, the Company has recorded, within furniture and equipment, office equipment under capital leases of $0.3 million, including accumulated amortization of $0.2 million, which is included within depreciation and amortization expense on the accompanying Consolidated Statements of Income. As of December 31, 2007, the Company has recorded office equipment under capital leases of $0.3 million, including accumulated amortization of $0.1 million. See Note 8 for discussion of the related capital lease obligations.
6. Intangible Assets
The Company’s intangible assets are summarized as follows (in thousands):

	September 30, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Amortizable intangible assets:
Mortgage servicing rights	$8,783	$(1,971)	$6,812	$6,085	$(742)	$5,343
Deferred financing costs	523	(314)	209	523	(197)	326
Non-compete agreement	100	(23)	77	—	—	—
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$9,506	$(2,308)	$7,198	$6,708	$(939)	$5,769

As of September 30, 2008 and December 31, 2007, the Company serviced $24.3 billion and $23.2 billion, respectively, of commercial loans. The Company earned $3.5 million and $9.5 million in servicing fees and interest on float and escrow balances for the three and nine month periods ending September 30, 2008, respectively. The Company earned $3.5 million and $10.2 million in servicing fees and interest on float and escrow balances for the three and nine month periods ending September 30, 2007, respectively. These revenues are recorded as capital markets services revenues in the Consolidated Statements of Income.
The total commercial loan servicing portfolio includes loans for which there are no corresponding mortgage servicing rights recorded on the balance sheet, as these servicing rights were assumed prior to January 1, 2007 and involved no initial consideration paid by the Company. The Company has recorded mortgage servicing rights of $6.8 million and $5.3 million on $10.5 billion and $7.9 billion, respectively, of the total loans serviced as of September 30, 2008 and December 31, 2007.
The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (CMBS), Freddie Mac and limited-service life company loans.
Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of September 30, 2008 are as follows:

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
Changes in the carrying value of mortgage servicing rights for the nine month period ended September 30, 2008 and 2007, and the fair value at the end of each period were as follows:

						FV at
Category	12/31/07	Capitalized	Amortized	Impairment	9/30/08	9/30/08
Freddie Mac	$2,183	$1,562	$(620)	$—	$3,125	$3,635
CMBS	2,414	468	(291)	—	2,591	2,840
Life company — limited	112	128	(48)	—	192	250
Life company	634	541	(271)	—	904	1,134

Total	$5,343	$2,699	$(1,230)	$—	$6,812	$7,859

						FV at
Category	12/31/06	Capitalized	Amortized	Impairment	9/30/07	9/30/07
Freddie Mac	$600	$704	$(171)	$—	$1,133	$1,247
CMBS	—	1,409	(148)	—	1,261	1,333
Life company — limited	—	—	—	—	—	—
Life company	1,790	638	(573)	—	1,855	2,286

Total	$2,390	$2,751	$(892)	$—	$4,249	$4,866

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $1.0 million and $1.6 million on $270.0 million and $496.7 million of loans, respectively, during the three and nine month periods ending September 30, 2008 and $0.3 million and $0.7 million on $44.0 million and $279.4 million of loans, respectively, during the three and nine month periods ending September 30, 2007. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration of $0.5 million and $1.1 million on $939.2 million and $2.3 billion of loans, respectively, during the three and nine month periods ending September 30, 2008 and $1.1 million and $2.0 million on $2.2 billion and $4.7 billion of loans, respectively, during the three and nine month periods ending September 30, 2007. These amounts are recorded in Interest and Other Income, net in the Consolidated Statements of Income.
Amortization expense related to intangible assets was $0.7 million and $1.4 million during the three and nine month periods ended September 30, 2008, respectively and $0.5 million and $1.0 million during the three and nine month periods ended September 30, 2007, respectively and is recorded in Depreciation and Amortization in the Consolidated Statements of Income.
See Note 2 for further discussion regarding treatment of servicing rights prior to January 1, 2007.

Estimated amortization expense for the next five years is as follows (in thousands):

Remainder of 2008	$454
2009	1,693
2010	1,273
2011	846
2012	711
2013	669
The weighted-average life of the mortgage servicing rights intangible asset was seven years at September 30, 2008. The remaining lives of the deferred financing costs and non-compete agreement intangible assets were one and two years, respectively, at September 30, 2008.
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
The Company’s Available for Sale Securities are measured at fair value and are classified within Level 1 of the valuation hierarchy.  The Company had an unrealized gain of $21,000, net of tax, on the available for sale securities in the period ended September 30, 2008, which is recorded in Accumulated other comprehensive income, net of tax on the Consolidated Balance Sheets.
The following table presents fair value measurements for major categories of the Company’s financial assets measured at fair value on a recurring basis at September 30, 2008 (in thousands):

	Fair Value Measurements Using
		Significant Other	Significant
	Quoted Prices	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$9,998	$—	$—	$9,998

Total investments	$9,998	$—	$—	$9,998

In accordance with generally accepted accounting principles, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and mortgage notes receivable. The mortgage servicing rights were not measured at fair value during the third quarter of 2008 as the Company continues to utilize the amortization method under SFAS 156 and the fair value of the mortgage servicing rights exceeds the carrying value at September 30, 2008. See Note 6 for further discussion on the assumptions used in valuing the mortgage servicing rights and impact on earnings during the period. The fair value of the mortgage notes receivable was based on prices observable in the market for similar loans and equaled carrying value at September 30, 2008. Therefore, no lower of cost or fair value adjustment was required.

8. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
Bank term note payable	$—	$—
Capital lease obligations	165	189

Total long-term debt and capital leases	165	189
Less current maturities	92	78

Long-term debt and capital leases	$73	$111

(a) The Credit Agreement
On February 5, 2007, the Company entered into an Amended and Restated Credit Agreement with Bank of America (“Amended Credit Agreement”). The Amended Credit Agreement is comprised of a $40.0 million revolving credit facility, which replaced the old Credit Agreement that was paid off in connection with the initial public offering. The Amended Credit Agreement matures on February 5, 2010 and may be extended for one year based on certain conditions as defined in the agreement. Interest on outstanding balances is payable at the applicable LIBOR rate (for interest periods of one, two, three, six or twelve months) plus 200 basis points, 175 basis points or 150 basis points (such rate is determined from time to time in accordance with the Amended Credit Agreement, based on our then applicable consolidated leverage ratio) or at interest equal to the higher of (a) the Federal Funds Rate (2.03% at September 30, 2008) plus 0.5% and (b) the Prime Rate (5.0% at September 30, 2008) plus 1.5%. The Amended Credit Agreement also requires payment of a commitment fee of 0.2% or 0.3% on the unused amount of credit based on the total amount outstanding. The Company did not borrow on this revolving credit facility during the period February 5, 2007 through September 30, 2008. As of September 30, 2008, based on Availability, as defined under the Amended Credit Agreement as three times the difference of Consolidated EBITDA, as defined therein, and Consolidated Fixed Charges, as defined therein, the Company has $30.0 million of the $40.0 million in undrawn line of credit available under this facility. On October 30, 2007, the Company entered into an amendment to the Amended Credit Agreement to clarify that the $40.0 million line of credit under the Amended Credit Agreement is available to the Company for purposes of originating such Freddie Mac loans (see discussion under Note 9 below). Additionally, on June 27, 2008, the Company entered into an amendment to the Amended Credit Agreement to modify the calculation of the Consolidated Fixed Charge Coverage Ratio, as defined therein, as it relates to the Quarterly Tax Distributions, as defined therein, and to modify certain annual and quarterly reporting obligations of HFF LP under the Amended Credit Agreement.
(b) Letters of Credit and Capital Lease Obligations
At September 30, 2008 and December 31, 2007, the Company has outstanding letters of credit of approximately $0.2 million with the same bank as the revolving credit arrangements as security for two leases. The Company segregated cash in a separate bank account to collateralize the letters of credit. The letters of credit expire through 2009 but can be extended for one year.
Capital lease obligations consist of office equipment leases that expire at various dates through May 2011 and bear interest at rates ranging from 3.65% to 9.00%. A summary of future minimum lease payments under capital leases at September 30, 2008, is as follows (in thousands):

Remainder of 2008	$22
2009	88
2010	51
2011	4

$165

9. Warehouse Line of Credit
In 2005, HFF LP obtained an uncommitted, unlimited warehouse line of credit for the purpose of funding the Freddie Mac mortgage loans that it originates. In October 2007, this warehouse line was limited to $150.0 million. In November 2007, the Company entered into a $50.0 million line of credit note with an additional warehouse lender to serve as a supplement to the existing warehouse line of credit. The Company also is permitted to use borrowings under the Amended Credit Agreement to originate and subsequently sell mortgages in connection with the Company’s participation in Freddie Mac’s Multifamily Program Plus ® Seller/Servicer program. Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. As of September 30, 2008 and December 31, 2007, HFF LP had $100.3 million and $41.0 million, respectively, outstanding on the warehouse lines of credit and a corresponding amount of mortgage notes receivable. The Company did not borrow under the Amended Credit Agreement in connection with funding the Freddie Mac mortgage loans that it originates or otherwise during the nine months ended September 30, 2008 or the year ended December 31, 2007. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (2.93% and 5.02% at September 30, 2008 and December 31, 2007, respectively) plus a spread. HFF LP is also paid interest on its loan secured by a multifamily loan at the rate in the Freddie Mac note.
10. Lease Commitments
The Company leases various corporate offices, parking spaces, and office equipment under noncancelable operating leases. These leases have initial terms of one to ten years. The majority of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $1.4 million and $4.3 million, respectively during the three and nine month periods ended September 30, 2008 and $1.6 million and $4.4 million, respectively during the three and nine month periods ended September 30, 2007.
Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (in thousands):

Remainder of 2008	$1,258
2009	4,184
2010	3,971
2011	3,235
2012	3,032
2013	1,947
Thereafter	3,688

$21,315

From time to time the Company subleases certain office space to subtenants which may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying Consolidated Statements of Income.
The Company also leases certain office equipment under capital leases that expire at various dates through 2011. See Note 5 and Note 8 above for further description of the assets and related obligations recorded under these capital leases at September 30, 2008 and December 31, 2007, respectively.
HFF Holdings is not an obligor, nor does it guarantee any of the Company’s leases.
11. Servicing
The Company services commercial real estate loans for investors. The servicing portfolio totaled $24.3 billion and $23.2 billion at September 30, 2008 and December 31, 2007, respectively.
In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At September 30, 2008 and December 31, 2007, the funds held in escrow totaled $102.3 million and $99.8 million, respectively. These funds, and the offsetting liabilities, are not presented in the Company’s consolidated financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the Consolidated Statements of Income.

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
13. Income Taxes
Income tax expense includes current and deferred taxes as follows (in thousands):

	Current	Deferred	Total
Nine Months Ended September 30, 2008:
Federal	$(2,086)	$6,659	$4,573
State	(587)	847	260

	$(2,673)	$7,506	$4,833

	Current	Deferred	Total
Nine Months Ended September 30, 2007:
Federal	$2,135	$3,983	$6,118
State	1,160	561	1,721

	$3,295	$4,544	$7,839

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	September 30, 2008	September 30, 2007
Pre-tax book income	$9,412	$44,375
Less: income earned prior to IPO and Reorganization Transactions	—	1,893
Less: income allocated to minority interest holder	4,051	24,614

Pre-tax book income after minority interest	$5,361	$17,868

Income Tax expense		Rate
Taxes computed at federal rate	$1,823	34.0%
State and local taxes, net of federal tax benefit	88	1.6%
Effect of deferred tax rate change	4,879	91.0%
Adjustment for prior year’s taxes	46	0.9%
Effect of change in valuation allowance	(678)	(12.6)%
Change in income tax benefit payable to stockholder	(1,488)	(27.8)%
Meals and entertainment	131	2.4%
Other	32	0.6%

Income tax expense	$4,833	90.1%

Total income tax expense recorded for the nine months ended September 30, 2008 and 2007, included a benefit of $0.1 million and expense of $0.4 million of state and local taxes on income allocated to the minority interest holder, which represents 1.8% and 2.2% of the total effective rate, respectively.

Deferred income tax assets and liabilities consist of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
Deferred income tax assets:
Section 754 election tax basis step-up	$138,179	$150,007
Tenant improvements	527	405
Goodwill	—	27
Restricted stock units	372	204
Compensation	—	293
Net operating loss	2,370	—
Other	100	34

	141,548	150,970
Less: valuation allowance	(15,730)	(18,177)

Deferred income tax asset	125,818	132,793
Deferred income tax liabilities:
Compensation	(35)	—
Goodwill	(83)	—
Servicing rights	(1,128)	(830)
Deferred rent	(347)	(211)

Deferred income tax liability	(1,593)	(1,041)

Net deferred income tax asset	$124,225	$131,752

The ultimate realization of deferred tax assets is dependent on the generation of taxable income during the periods in which temporary differences become deductible or during the periods in which net operating losses can be utilized. In evaluating the realizability of the deferred tax assets, management considers all available positive and negative evidence and makes estimates and judgments regarding the level and timing of future taxable income, including reviewing forward-looking analyses. Based on this analysis and other quantitative and qualitative factors, management believes that it is more likely than not that the Company will be able to generate sufficient taxable income to realize a portion of the deferred tax assets resulting from the initial basis step up recognized from the Reorganization Transaction. Deferred tax assets representing the tax benefits to be realized when future payments are made to HFF Holdings under a tax receivable agreement are currently not more likely than not to be realized and, therefore, have a valuation allowance of $15.7 million recorded against them. See Note 14 for further information regarding the Company’s tax receivable agreement with HFF Holdings. The effects of changes in the Company’s estimates regarding the realization of the deferred tax assets will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109, or FIN 48. FIN 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is the determination of whether a tax position should be recognized. Under FIN 48, a tax position taken or expected to be taken in a tax return is to be recognized only if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two, for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company adopted FIN 48 on January 1, 2007, the effect of which was immaterial to the consolidated financial statements. The Company has determined that no unrecognized tax benefits need to be recorded as of September 30, 2008.
The Company will recognize interest and penalties related to unrecognized tax benefits in “Interest and other income.” There were no interest or penalties recorded in the three and nine month periods ending September 30, 2008 and 2007.

14. Tax Receivable Agreement
In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 of the Internal Revenue Code for 2007, and intend to keep that election in effect for each taxable year in which an exchange of partnership units for shares occurs. The initial sale as a result of the offering increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of future tax payments to the extent that the Company has future taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $138.2 million and has recorded this amount as a deferred tax asset on its Consolidated Balance Sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2007. The Company is obligated, however, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges had the Company not entered into the tax receivable agreement.
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
While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates and the value of individual assets, the Company has estimated that the payments that will be made to HFF Holdings will be $108.3 million and has recorded this obligation to HFF Holdings as a liability on the Consolidated Balance Sheets as of September 30, 2008. In conjunction with the filing of the Company’s 2007 federal and state tax returns, the benefit for 2007 relating to the Section 754 basis step-up was finalized resulting in $6.2 million in tax benefits in 2007. As discussed above, the Company is obligated to remit to HFF Holdings 85% of any such cash savings in federal and state tax. As such, during August 2008, the Company paid $5.3 million to HFF Holdings under this tax receivable agreement. In addition, during the nine months ended September 30, 2008, the tax rates used to measure the deferred tax assets were updated which resulted in a reduction of deferred tax assets of $4.6 million, which resulted in a reduction in the payable under the tax receivable agreement of $3.9 million. To the extent the Company does not realize all of the tax benefits in future years, this liability to HFF Holdings may be reduced.

15. Supplemental Statements of Income
The Supplemental Statements of Income set forth in the table below are provided to principally give additional information regarding the Company’s changes in ownership interest in the Operating Partnerships that occurred during the nine month period ending September 30, 2007. The changes in the Company’s ownership interest in the Operating Partnerships are a result of the initial public offering on January 30, 2007, and the underwriters’ exercise of their option to purchase additional shares on February 21, 2007.
HFF, Inc.
Consolidated Operating Results
(dollars in thousands, except per share data)

				Three	Three	Three	Nine
	Period	Period	Period	Months	Months	Months	Months
	1/1/07	1/31/07	2/22/07	Ended	Ended	Ended	Ended
	through	through	through	March 31,	June 30,	Sept. 30,	Sept. 30,
	1/30/07	2/21/07	3/31/07	2007	2007	2007	2007
Revenue	$17,467	$12,308	$25,770	$55,545	$79,786	$68,029	$203,360
Operating expenses:
Cost of services	10,817	7,960	14,556	33,333	44,355	39,166	116,854
Operating, administrative and other	4,427	2,863	6,188	13,478	15,174	14,270	42,922
Depreciation and amortization	358	273	389	1,020	878	993	2,891

Total expenses	15,602	11,096	21,133	47,831	60,407	54,429	162,667

Operating income	1,865	1,212	4,637	7,714	19,379	13,600	40,693

Interest and other income	401	169	352	922	994	2,170	4,086
Interest expense	(373)	(14)	(7)	(394)	(6)	(4)	(404)

Income before income taxes and minority interest	1,893	1,367	4,982	8,242	20,367	15,766	44,375
Income tax expense	—	151	945	1,096	3,796	2,947	7,839

Income before minority interest	1,893	1,216	4,037	7,146	16,571	12,819	36,536

Minority interest	—	1,029	2,879	3,908	11,513	8,808	24,229

Net income	$1,893	$187	$1,158	$3,238	$5,058	$4,011	$12,307

Less net income earned prior to IPO and reorg	(1,893)	—	—	(1,893)	—	—	(1,893)

Income available to common stockholders	$—	$187	$1,158	$1,345	$5,058	$4,011	$10,414

Net income per share — basic				$0.13	$0.31	$0.24	$0.72
Net income per share — diluted				$0.13	$0.31	$0.24	$0.72
16. Minority Interest
Minority interest recorded in the consolidated financial statements of HFF, Inc. relates to the ownership interest of HFF Holdings in the Operating Partnerships. As a result of the Reorganization Transactions discussed in Note 1, partners’ capital was eliminated from equity and minority interest of $10.3 million was recorded representing HFF Holdings’ remaining interest in the Operating Partnerships following the initial public offering and the underwriter’s exercise of the overallotment option on February 21, 2007, along with HFF Holdings’ proportional share of net income earned by the Operating Partnership subsequent to the change in ownership. The table below sets forth the minority interest amount recorded during the three and nine month periods ending September 30, 2008 and 2007, which includes the period following the initial public offering on January 30, 2007, and for the period following the underwriter’s exercise of the overallotment option on February 21, 2007 (dollars in thousands).

	Period	Period	Period	Three	Three	Three	Nine
	1/1/07	1/31/07	2/22/07	months	months	months	months
	through	through	through	ended	ended	ended	ended
	1/30/07	2/21/07	3/31/07	3/31/07	6/30/07	9/30/07	9/30/07

Net income from operating partnerships	$1,922	$1,683	$5,206	$8,811	$20,814	$15,925	$45,550
Minority interest ownership percentage		61.14%	55.31%		55.31%	55.31%

Minority interest		$1,029	$2,879	$3,908	$11,513	$8,808	$24,229

	Three	Three	Three	Nine
	months	months	months	months
	ended	ended	ended	ended
	3/31/08	6/30/08	9/30/08	9/30/08

Net (loss) / income from operating partnerships	$(177)	$5,265	$2,413	$7,501
Minority interest ownership percentage	55.31%	55.31%	55.31%	55.31%

Minority interest	$(98)	$2,912	$1,335	$4,149

17. Stockholders Equity
The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share, and one share of Class B common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. HFF Holdings has been issued one share of Class B common stock. Class B common stock has no economic rights but entitles the holder to a number of votes equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships, as of the relevant record date for the HFF, Inc. stockholder action, are exchangeable. Holders of Class A and Class B common stock will vote together as a single class on all matters presented to our stockholders for their vote or approval. The Company has issued 16,446,480 shares and 16,445,000 shares of Class A common stock as of September 30, 2008 and December 31, 2007, respectively. The Company has issued one share of Class B common stock as of September 30, 2008 and December 31, 2007.
18. Earnings Per Share
The Company’s net income and weighted average shares outstanding for the three and nine month periods ended September 30, 2008 and 2007, consist of the following (dollars in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
Net income	$325	$4,011	$430	$12,307
Net income available for Class A common stockholders	$325	$4,011	$430	$10,414
Weighted Average Shares Outstanding:
Basic	16,481,786	16,456,110	16,464,731	14,467,032
Diluted	16,481,786	16,456,110	16,464,731	14,467,032
Net income per share information is not applicable for reporting periods prior to January 31, 2007, the date of the initial public offering. The calculations of basic and diluted net income per share amounts for the three and nine month periods ended September 30, 2008 and 2007 are described and presented below.
Basic Net Income per Share
Numerator — net income attributable to Class A common stockholders for the three and nine month periods ended September 30, 2008 and 2007, respectively.
Denominator — the weighted average shares of Class A common stock for the three and nine month periods ended September 30, 2008 and 2007, including 47,730 and 11,110 restricted stock units that have vested and whose issuance is no longer contingent as of September 30, 2008 and September 30, 2007, respectively.

Diluted Net Income per Share
Numerator — net income attributable to Class A common stockholders for the three and nine month periods ended September 30, 2008 and 2007 as in the basic net income per share calculation described above plus income allocated to minority interest holder upon assumed exercise of exchange rights.
Denominator — the weighted average shares of Class A common stock for the three and nine month periods ended September 30, 2008 and 2007, including 47,730 and 11,110 restricted stock units that have vested and whose issuance is no longer contingent as of September 30, 2008 and September 30, 2007, respectively, plus the dilutive effect of the unrestricted stock units, stock options, and the issuance of Class A common stock upon exercise of the exchange right by HFF Holdings.

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common stockholders	$325	$4,011	$430	$10,414
Denominator:
Weighted average number of shares of Class A common stock outstanding	16,481,786	16,456,110	16,464,731	14,467,032
Basic net income per share of Class A common stock	$0.02	$0.24	$0.03	$0.72
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common stockholders	$325	$4,011	$430	$10,414
Add—dilutive effect of:
Income allocated to minority interest holder upon assumed exercise of exchange right	—	—	—	—
Denominator:
Basic weighted average number of shares of Class A common stock	16,481,786	16,456,110	16,464,731	14,467,032
Add—dilutive effect of:
Unvested restricted stock units	—	—	—	—
Stock options	—	—	—	—
Minority interest holder exchange right	—	—	—	—
Weighted average common shares outstanding — diluted	16,481,786	16,456,110	16,464,731	14,467,032
Diluted earnings per share of Class A common stock	$0.02	$0.24	$0.03	$0.72
19. Related Party Transactions
The Company made payments on behalf of two affiliates of approximately $54,000, during the nine month period ended September 30, 2008. The Company had a net receivable from affiliates of $1.3 million and $1.2 million at September 30, 2008 and December 31, 2007, respectively.
During the nine months ended September 30, 2007, the Company made payments of $1.2 million and allocated expenses for services performed of $0.1 million on behalf of two affiliates. The Company was reimbursed for transaction costs relating to the IPO transaction from its two affiliates of approximately $1.5 million during the nine months ended September 30, 2007. In addition, the Company recorded a payable to its two affiliates in the amount of $10.9 million during the nine months ended September 30, 2007 for net working capital adjustments, the release of a letter of credit as a result of the IPO transaction, and tax distributions. Upon release of the letter of credit, the Company made a payment to an affiliate in the amount of $2.0 million during the nine months ended September 30, 2007. The Company had a net payable to affiliates of $6.1 million at September 30, 2007.

As a result of the Company’s initial public offering, the Company entered into a tax receivable agreement with HFF Holdings that provides for the payment by the Company to HFF Holdings of 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increase in tax basis of the assets owned by HFF LP and HFF Securities and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. The Company will retain the remaining 15% of cash savings, if any, in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities allocable to the Company as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the offering and will continue until all such tax benefits have been utilized or have expired. During the three month period ended September 30, 2008, the Company made a payment of $5.3 million to HFF Holdings representing the first payment under the tax receivable agreement. See Note 14 for further information regarding the tax receivable agreement and Note 20 for the amount recorded in relation to this agreement.
20. Commitments and Contingencies
The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. During the third quarter of 2008, the Company paid HFF Holdings $5.3 million, which represents 85% of the actual cash savings realized by the Company in 2007. The Company has recorded $108.3 million for this obligation to HFF Holdings as a liability on the Consolidated Balance Sheet as of September 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion summarizes the financial position of HFF, Inc. and its subsidiaries as of September 30, 2008, and the results of our operations for the three and nine month periods ended September 30, 2008, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2007.
Overview
     Our Business
     We are a leading provider of commercial real estate and capital markets services to the U.S. commercial real estate industry based on transaction volume and are one of the largest full-service commercial real estate financial intermediaries in the country.
     Substantially all of our revenues are in the form of capital markets services fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We also earn fees from commercial loan servicing activities. We believe that our multiple product offerings, diverse client mix, expertise in a wide range of property types and national platform create diversified revenue stream. Furthermore, we believe our business mix, operational expertise and the leveragability of our platform have enabled us, in the past, to achieve profit margins that are among the highest of our public company peers.
     We operate in one reportable segment, the commercial real estate financial intermediary segment, and offer debt placement, investment sales, structured finance, equity placement, investment banking and advisory services, note sales and note sale advisory services and commercial loan servicing.
     Our business has been and may continue to be significantly affected by factors outside of our control, particularly including:
•	Economic and commercial real estate market downturns. Our business is dependent on international and domestic economic conditions and the demand for commercial real estate and related services in the markets in which we operate and a slow down, a significant downturn and/or a recession in either the global economy and/or the domestic economy, including but not limited to even a regional economic downturn could adversely affect our business. A general decline in acquisition and disposition activity can lead to a reduction in fees and commissions for arranging such transactions, as well as in fees and commissions for arranging financing for acquirers and property owners that are seeking to recapitalize their existing properties. Likewise, a general decline in commercial real estate investment activity can lead to a reduction in fees and commissions for arranging acquisitions, dispositions and financings for acquisitions as well as for recapitalizations for existing property owners as well as a significant reduction in our loan servicing activities, due to increased delinquencies and defaults and lack of additional loans that we would have otherwise added to our loan servicing portfolio, all of which would have an adverse effect on our business.

•	Global and domestic credit and liquidity issues. Global and domestic credit and liquidity issues have lead to and are expected to continue to lead to a decrease in transaction activity and lower values. The current situation in the global credit markets whereby many world governments (including but not limited to the U.S. where the Company transacts virtually all of its business) have had to take unprecedented and uncharted steps to support the financial institutions in their respective countries from collapse is unprecedented in the Company’s history. Restrictions on the availability of capital, both debt and/or equity, have created significant reductions and could further reduce the liquidity in and flow of capital to the commercial real estate markets, as is currently the case. These restrictions could also cause commercial real estate prices to decrease due to the reduced amount of equity capital and debt financing available, as is currently the case. In particular, global and domestic credit and liquidity issues may reduce the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes, which could also adversely affect our capital markets services revenues including our servicing revenue, as is currently the case.

•	Decreased investment allocation to commercial real estate class. Allocations to commercial real estate as an asset class for investment portfolio diversification may decrease for a number of reasons beyond our control, including but not limited to poor performance of the asset class relative to other asset classes, superior performance of other asset classes when compared with continued good performance of the commercial real estate asset class or when allocations must be reduced due to the overall poor performance of an investor’s portfolio causing the allocations to commercial real estate to exceed the target allocation. In addition, while commercial real estate had been recently viewed as an accepted and valid class for portfolio diversification, if this perception changes, which may be the case today, there could be a significant reduction in the amount of debt and equity capital available in the commercial real estate sector.

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

The factors discussed above continue to be a risk to our business as evidenced by the recent significant disruptions in the global capital and credit markets, especially in the domestic capital markets. In particular, the liquidity issues in the capital markets have adversely affected our business and could continue to adversely affect our business. The significant balance sheet issues of many of the CMBS lenders, banks, life insurance companies, captive finance companies and other financial institutions have, and may likely continue to, adversely affect the flow of commercial mortgage debt and equity to the U.S. capital markets as well and can potentially adversely affect all of our capital markets services platforms and resulting revenues.

The economic slow down, as well as deflation, and possible recession globally, and especially in the United States also continues to be a risk, not only due to the current and potential negative adverse impacts on the performance of U.S. commercial real estate markets, but also to the ability of lenders and equity investors to generate significant funds to continue to make loans and equity available to the U.S. commercial real estate market.
     Other factors that may adversely affect our business are discussed under the heading “Forward-Looking Statements” and under the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

Results of Operations
     Following is a discussion of our results of operations for the three months ended September 30, 2008 and September 30, 2007. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	For the Three Months Ended
	September 30,
	2008		2007
					Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
		(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$29,441	94.9%	$66,463	97.7%	$(37,022)	(55.7)%
Interest on mortgage notes receivable	698	2.2%	246	0.4%	452	183.7%
Other	895	2.9%	1,320	1.9%	(425)	(32.2)%

Total revenues	31,034	100.0%	68,029	100.0%	(36,995)	(54.4)%
Operating expenses
Cost of services	20,014	64.5%	39,166	57.6%	(19,152)	(48.9)%
Personnel	2,160	7.0%	4,605	6.8%	(2,445)	(53.1)%
Occupancy	1,930	6.2%	2,134	3.1%	(204)	(9.6)%
Travel and entertainment	970	3.1%	991	1.5%	(21)	(2.1)%
Supplies, research and printing	1,523	4.9%	2,655	3.9%	(1,132)	(42.6)%
Other	4,535	14.6%	4,878	7.2%	(343)	(7.0)%

Total operating expenses	31,132	100.3%	54,429	80.0%	(23,297)	(42.8)%

Operating (loss) / income	(98)	(0.3)%	13,600	20.0%	(13,698)	(100.7)%
Interest and other income	1,849	6.0%	2,170	3.2%	(321)	(14.8)%
Interest expense	(4)	(0.0)%	(4)	(0.0)%	—	0.0%
Decrease in payable under tax receivable agreement	282	0.9%	—	0.0%	282	100.0%

Income before income taxes and minority interest	2,029	6.5%	15,766	23.2%	(13,737)	(87.1)%
Income tax expense	369	1.2%	2,947	4.3%	(2,578)	(87.5)%

Income before minority interest	1,660	5.3%	12,819	18.8%	(11,159)	(87.1)%
Minority interest	1,335	4.3%	8,808	12.9%	(7,473)	(84.8)%

Net income	$325	1.0%	$4,011	5.9%	$(3,686)	(91.9)%

     Revenues. Our total revenues were $31.0 million for the three months ended September 30, 2008 compared to $68.0 million for the same period in 2007, a decrease of $37.0 million, or 54.4%. Revenues decreased primarily as a result of the decrease in production volumes in several of our capital markets services platforms brought about, in significant part, by a slowing economy, both globally and domestically as well as from the unprecedented disruptions in the global and domestic capital and credit markets.
•	The revenues we generated from capital markets services for the three months ended September 30, 2008 decreased $37.0 million, or 55.7%, to $29.4 million from $66.5 million for the same period in 2007. The decrease is primarily attributable to a decrease in both the number and the average dollar value of transactions closed during the third quarter of 2008 compared to the third quarter of 2007.
•	The revenues derived from interest on mortgage notes receivable were $0.7 million for the three months ended September 30, 2008 compared to $0.2 million for the same period in 2007, an increase of $0.5 million. Revenues increased primarily as a result of increased volume of Freddie Mac loans in the third quarter of 2008 compared to the third quarter of 2007.
•	The other revenues we earned, which include expense reimbursements from clients related to out of pocket costs incurred, were approximately $0.9 million for the three month period ended September 30, 2008 and $1.3 million for the three month period ending September 30, 2007. The decrease is primarily due to the decrease in the number of transactions closed during the third quarter 2008 compared to the third quarter of 2007.

     Total Operating Expenses. Our total operating expenses were $31.1 million for the three months ended September 30, 2008 compared to $54.4 million for the same period in 2007, a decrease of $23.3 million, or 42.8%. Expenses decreased primarily due to lower cost of services, personnel and supplies, research and printing costs as a result of the reduction in capital markets services revenue.
•	The costs of services for the three months ended September 30, 2008 decreased $19.2 million, or 48.9%, to $20.0 million from $39.2 million for the same period in 2007. The decrease is primarily the result of the decrease in commissions and other incentive compensation directly related to the decrease in capital markets services revenues. Cost of services as a percentage of capital markets services and other revenues were approximately 66.0% and 57.8% for the three month periods ended September 30, 2008 and September 30, 2007, respectively. This percentage increase is primarily attributable to the fixed portion of cost of services, such as salaries for our analysts and fringe benefit costs being spread over a lower revenue base.
•	Personnel expenses that are not directly attributable to providing services to our clients for the three months ended September 30, 2008 decreased $2.4 million, or 53.1%, to $2.2 million from $4.6 million for the same period in 2007. The decrease is primarily related to a decrease in profit participation expense resulting from the lower operating income during the three months ended September 30, 2008.
•	Occupancy, travel and entertainment, and supplies, research and printing expenses for the three months ended September 30, 2008 decreased $1.4 million, or 23.5%, to $4.4 million compared to the same period in 2007. These decreases are primarily due to decreased supplies, research and printing expenses stemming from the decrease in capital markets services revenues.
•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $4.5 million in the three months ended September 30, 2008, a decrease of $0.3 million, or 7.0%, versus $4.9 million in the three months ended September 30, 2007. This decrease is primarily related to decreased professional fees, other taxes and gain on sale of assets in the total amount of $0.8 million. This decrease was partially offset by an increase in production interest expense of $0.3 million.
     Net Income. Our net income for the three months ended September 30, 2008 was $0.3 million, a decrease of $3.7 million versus income of $4.0 million for the same fiscal period in 2007. We attribute this decrease to several factors, with the most significant cause being the reduction in revenues of $37.0 million. Factors slightly offsetting this decrease included:
•	The decrease in the payable under the tax receivable agreement of $282,000 reflects the decrease in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement. This decrease in tax benefits owed to HFF Holdings represents 85% of the decrease in the related deferred tax asset of $333,000.
•	During the three months ended September 30, 2008, the Company recorded a current income tax expense of $0.7 million and deferred income tax benefit of $0.3 million as compared to current income tax expense of $1.1 million and deferred income tax expense of $1.8 million during the three months ended September 30, 2007.

     Following is a discussion of our results of operations for the nine months ended September 30, 2008 and September 30, 2007. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	For the Nine Months Ended
	September 30,
	2008		2007
					Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
		(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$103,003	96.4%	$199,565	98.1%	$(96,562)	(48.4)%
Interest on mortgage notes receivable	1,421	1.3%	1,081	0.5%	340	31.5%
Other	2,379	2.2%	2,714	1.4%	(335)	(12.3)%

Total revenues	106,803	100.0%	203,360	100.0%	(96,557)	(47.5)%
Operating expenses
Cost of services	69,365	64.9%	116,854	57.5%	(47,489)	(40.6)%
Personnel	7,018	6.6%	14,307	7.0%	(7,289)	(50.9)%
Occupancy	5,689	5.3%	6,012	3.0%	(323)	(5.4)%
Travel and entertainment	4,855	4.5%	4,635	2.3%	220	4.7%
Supplies, research and printing	5,841	5.5%	6,703	3.3%	(862)	(12.9)%
Other	12,245	11.5%	14,156	7.0%	(1,911)	(13.5)%

Total operating expenses	105,013	98.3%	162,667	80.0%	(57,654)	(35.4)%

Operating income	1,790	1.7%	40,693	20.0%	(38,903)	(95.6)%
Interest and other income	3,775	3.5%	4,086	2.0%	(311)	(7.6)%
Interest expense	(15)	(0.0)%	(404)	(0.2)%	389	(96.3)%
Decrease in payable under the tax receivable agreement	3,862	3.6%	—	0.0%	3,862	100.0%

Income before income taxes and minority interest	9,412	8.8%	44,375	21.8%	(34,963)	(78.8)%
Income tax expense	4,833	4.5%	7,839	3.9%	(3,006)	(38.3)%

Income before minority interest	4,579	4.3%	36,536	18.0%	(31,957)	(87.5)%
Minority interest	4,149	3.9%	24,229	11.9%	(20,080)	(82.9)%

Net income	$430	0.4%	$12,307	6.1%	$(11,877)	(96.5)%

     Revenues. Our total revenues were $106.8 million for the nine months ended September 30, 2008 compared to $203.4 million for the same period in 2007, a decrease of $96.6 million, or 47.5%. Revenues decreased primarily as a result of the decrease in production volumes in several of our capital markets services platforms attributable to, in significant part, by a slowing economy, both globally and domestically as well as from the unprecedented disruptions in the global and domestic capital and credit markets.
•	The revenues we generated from capital markets services for the nine months ended September 30, 2008 decreased $96.6 million, or 48.4%, to $103.0 million from $199.6 million for the same period in 2007. The decrease is primarily attributable to a decrease in both the number and the average dollar value of transactions closed during the first nine months of 2008 compared to the first nine months of 2007.
•	The revenues derived from interest on mortgage notes receivable were $1.4 million for the nine months ended September 30, 2008 compared to $1.1 million for the same period in 2007, an increase of $0.3 million. Revenues increased primarily as a result of increased volume of Freddie Mac loans in the first nine months of 2008 compared to the first nine months of 2007.
•	The other revenues we earned, which include expense reimbursements from clients related to out of pocket costs incurred, were approximately $2.4 million for the nine month period ended September 30, 2008 and $2.7 million for the nine month period ending September 30, 2007.
     Total Operating Expenses. Our total operating expenses were $105.0 million for the nine months ended September 30, 2008 compared to $162.7 million for the same period in 2007, a decrease of $57.7 million, or 35.4%. Expenses decreased primarily due to lower cost of services and personnel costs as a result of the reduction in capital markets services revenue, and decreased professional fees and supplies, research and printing costs.

•	The costs of services for the nine months ended September 30, 2008 decreased $47.5 million, or 40.6%, to $69.4 million from $116.9 million for the same period in 2007. The decrease is primarily the result of the decrease in commissions and other incentive compensation directly related to the decrease in capital markets services revenues. Cost of services as a percentage of capital markets services and other revenues were approximately 65.8% and 57.8% for the nine month periods ended September 30, 2008 and September 30, 2007, respectively. This percentage increase is primarily attributable to the fixed portion of cost of services, such as salaries for our analysts and fringe benefit costs, being spread over a lower revenue base.
•	Personnel expenses that are not directly attributable to providing services to our clients for the nine months ended September 30, 2008 decreased $7.3 million, or 50.9%, to $7.0 million from $14.3 million for the same period in 2007. The decrease is primarily related to a decrease in profit participation expense resulting from the lower operating income during the nine months ended September 30, 2008. This decrease was slightly offset by increased salaries of $0.5 million during the nine months ended September 30, 2008 as compared to the same period in the prior year.
•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $12.2 million in the nine months ended September 30, 2008, a decrease of $1.9 million, or 13.5%, versus $14.2 million in the nine months ended September 30, 2007. This decrease is primarily related to decreases in professional fees and marketing expenses. The Company experienced higher professional fees of approximately $0.9 million during the nine month period ended September 30, 2007 primarily as a consequence of fees related to the Company’s initial public offering that were incurred during this period. Marketing expenses decreased $0.8 million due to a decrease in corporate and local advertising and corporate-sponsored events .
Net Income. Our net income for the nine months ended September 30, 2008 was $0.4 million, a decrease of $11.9 million versus net income of $12.3 million for the same fiscal period in 2007. We attribute this decrease to several factors, with the most significant cause being a decrease of revenues of $96.6 million related to current year market conditions and the resulting lower operating income. Factors slightly offsetting this decrease included:
•	The interest expense we incurred in the nine months ended September 30, 2008 totaled $15,000, compared to $0.4 million of similar expenses incurred in the nine months ended September 30, 2007. This decrease resulted from interest expense in the amount of $0.4 million on a Credit Agreement with Bank of America in the three months ended March 31, 2007. The outstanding balance of $56.3 million under this Credit Agreement was paid off with the proceeds from the initial public offering and we contemporaneously entered into an Amended Credit Agreement with Bank of America providing for our current $40.0 million line of credit.
•	The decrease in the payable under the tax receivable agreement of $3.9 million reflects the decrease in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement. This decrease in tax benefits owed to HFF Holdings represents 85% of the decrease in the related deferred tax asset of $4.6 million.
•	Income tax expense was approximately $4.8 million for the nine months ended September 30, 2008, a decrease of $3.0 million from $7.8 million in the nine months ended September 30, 2007. This decrease is primarily due to the decrease in net operating income experienced during the nine months ended September 30, 2008 compared to the same period in the prior year. During the nine months ended September 30, 2008, the Company recorded a current income tax benefit of $2.7 million which was offset by deferred income tax expense of $7.5 million, primarily relating to the amortization of the step-up in basis from the Section 754 election and a change in the rates used to measure the deferred tax assets. During the nine months ended September 30, 2007, the Company recorded current income tax expense of $3.3 million and deferred income tax expense of $4.5 million.

Financial Condition
     Total assets increased to $289.5 million at September 30, 2008, from $240.5 million at December 31, 2007, primarily due to:
•	An increase in prepaids and other assets of $4.6 million primarily the result of the recording of a current income tax benefit of $2.7 million during the nine months ending September 30, 2008 and payment of annual insurance premiums.
•	An increase in mortgage notes receivable of $59.3 million due to a higher number of loans pending sale to Freddie Mac at September 30, 2008, compared to December 31, 2007.
     These increases were partially offset by a $7.5 million decrease in the deferred tax asset primarily as a result of the amortization of the step-up in basis from the section 754 election.
     Total liabilities increased $43.8 million at September 30, 2008, from $180.6 million at December 31, 2007, primarily due to an increase in the warehouse line of credit of $59.3 million due to a higher balance of loans pending sale to Freddie Mac at September 30, 2008, compared to December 31, 2007.
     This increase was partially offset by the following:
•	A decrease in accrued compensation and related taxes of $4.6 million due to payment of year end bonus accruals and a lower profit participation accrual at September 30, 2008 as compared to September 30, 2007.
•	A decrease in the payable under the tax receivable agreement of $3.9 million representing 85% of the decrease in our deferred tax assets which decreased due to a change in the tax rate used to measure our deferred tax assets. Also, in conjunction with the filing of the Company’s 2007 federal and state tax returns, the benefit for 2007 relating to the Section 754 basis step-up was finalized resulting in $6.2 million in tax benefits in 2007. As such, during August 2008, the Company paid $5.3 million to HFF Holdings under this tax receivable agreement.
Cash Flows
     Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of distributions to members of HFF Holdings and payment of commissions and bonuses to employees.
     2008
     Cash and cash equivalents decreased $17.0 million in the nine months ended September 30, 2008. Net cash of $6.7 million was used in operating activities, primarily resulting from a $4.6 million increase in prepaid expenses and other current assets and a $4.6 million decrease in accrued compensation and related taxes. These uses of cash were partially offset by the decrease in deferred taxes of $7.5 million. Cash of $9.9 million was used to purchase a six month United States Treasury Note and $0.3 million was used for investing in property and equipment and entering into a non-compete agreement. Financing activities used $0.1 million of cash for the payments on certain capital leases and distributions to HFF Holdings, the minority interest holder.
     2007
     Cash and cash equivalents increased $56.2 million in the nine months ended September 30, 2007. Net cash of $68.0 million was provided by operating activities, primarily resulting from an increase in accrued compensation and related taxes of $16.6 million and net income (including minority interest) of $36.5 million. Cash of $4.3 million was used for investing in property and equipment. Financing activities used $7.5 million of cash primarily due to the payoff of the credit facility in the amount of $56.3 million, the purchase of partnership interests in HFF LP and HFF Securities and shares of Holliday GP and distributions to HFF Holdings and its members. This decrease in cash was partially offset by the proceeds from the issuance of our Class A common stock of $272.1 million.

Liquidity and Capital Resources
     Our current assets typically have consisted primarily of cash and accounts receivable in relation to earned transaction fees. Our liabilities have typically consisted of accounts payable and accrued compensation.
     Over the nine month period ended September 30, 2008, we used approximately $6.7 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the nine months ended September 30, 2008, we incurred approximately $105.0 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the nine months ended September 30, 2008, approximately 46.8% of our operating expenses were variable expenses. In addition, our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering, provides for the payment by us to HFF Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. We have estimated that the payments that will be made to HFF Holdings will be $108.3 million. Our liquidity needs related to our long term obligations are primarily related to our facility leases and payments under the tax receivable agreement. In connection with our initial public offering, we paid off the entire balance of our credit facility of $56.3 million and entered into a new credit facility that provides us with a $40.0 million line of credit, as described below. We currently believe that cash flows from operating activities, availability under our line of credit and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs and satisfy our long-term obligations. For the nine months ended September 30, 2008, we incurred approximately $5.7 million in occupancy expenses and approximately $15,000 in interest expense.
     Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. Assuming we can generate similar revenues and operating income going forward, we believe that cash flows from operating activities will be sufficient for us to fund our current obligations for the foreseeable future. In addition, we intend to continue to maintain lines of credit that can be utilized to support our activities should the need arise. In the course of the past several years, we have entered into financing arrangements designed to support our liquidity. Our current principal financing arrangements are described below.
     We entered into an Amended Credit Agreement with Bank of America, N.A. for a new $40.0 million line of credit that was put in place contemporaneously with the consummation of the initial public offering. This new credit facility matures on February 5, 2010 and may be extended for one year based on certain conditions as defined in the agreement. Interest on outstanding balance is payable at the applicable LIBOR rate (for interest periods of one, two, three, six or twelve months) plus 200 basis points, 175 basis points or 150 basis points (such rate is determined from time to time in accordance with the Amended Credit Agreement, based on our then applicable consolidated leverage ratio) or at interest equal to the higher of (a) the Federal Funds Rate (2.03% at September 30, 2008) plus 0.5% and (b) the Prime Rate (5.0% at September 30, 2008) plus 1.5%. The Amended Credit Agreement also requires payment of a commitment fee of 0.2% or 0.3% on the unused amount of credit based on the total amount outstanding. Additionally, on June 27, 2008, we entered into an amendment to the Amended Credit Agreement to modify the calculation of the Consolidated Fixed Charge Coverage Ratio, as defined therein, as it relates to the Quarterly Tax Distributions, as defined therein, and to modify certain annual and quarterly reporting obligations of HFF LP under the Amended Credit Agreement. We did not borrow on this revolving credit facility during the nine month period ended September 30, 2008. On October 29, 2008, Bank of America announced plans that they would participate in the U.S. governments Troubled Asset Relief Program (TARP). As of this time, we are unable to determine what impact, if any, this may have on our ability to utilize its line of credit under the Amended Credit Agreement.
     In 2005, we entered into a financing arrangement with Red Mortgage Capital, Inc. to fund our Freddie Mac loan closings. Pursuant to this arrangement, Red Mortgage Capital funds multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. On October 24, 2008, PNC Financial Services Group, Inc., announced its intention to acquire National City Corporation, which is the parent company of Red Mortgage Capital, and to participate in the TARP. As of this time we are unable to determine what impact, if any, this transaction may have on the Company’s ability to continue obtain financing from Red Mortgage Capital to support our Freddie Mac business.

     In October 2007, as a result of increases in the volume of the Freddie Mac loans that HFF LP originated as part of its participation in Freddie Mac’s Program Plus Seller Servicer program and recently imposed borrowing limits under the financing arrangement with Red Capital of $150.0 million, we began pursuing alternative financing arrangements to potentially supplement or replace our existing financing arrangement with Red Mortgage Capital. On October 30, 2007, we entered into an amendment to the Amended Credit Agreement to clarify that the $40.0 million line of credit under the Amended Credit Agreement is available to us for purposes of originating such Freddie Mac loans. We did not borrow under the Amended Credit Agreement in connection with funding the Freddie Mac mortgage loans that we originated or otherwise during the nine months ended September 30, 2008. In addition, in November 2007, we obtained a $50.0 million financing arrangement from The Huntington National Bank to supplement our Red Mortgage Capital financing arrangement. As of September 30, 2008, we had outstanding borrowings of $100.3 million under the Red Mortgage Capital/Huntington National Bank arrangement and a corresponding amount of mortgage notes receivable. We believe that our current financing arrangements with Red Mortgage Capital and The Huntington Bank and our lines of credit under the Amended Credit Agreement are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program. In the event we are not able to secure financing for our Freddie Mac loan closings, however, we will cease originating such Freddie Mac loans until we have available financing.
     We regularly monitor our liquidity position, including cash levels, credit lines, interest and payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. We maintain a line of credit under the Amended Credit Agreement in excess of anticipated liquidity requirements. As of September 30, 2008, based on our Availability, as defined under the Amended Credit Agreement as three times the difference of Consolidated EBITDA, as defined therein, and Consolidated Fixed Charges, as defined therein, we have $30.0 million of the $40.0 million in undrawn line of credit available to us under this facility. This facility provides us with the ability to meet short-term cash flow needs resulting from our various business activities. If this facility proves to be insufficient or unavailable to us, we would seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining such additional financing on acceptable terms or at all especially in light of the issues in the global and domestic capital markets.
Certain Information Concerning Off-Balance Sheet Arrangements
     We do not currently invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.
Seasonality
     Our capital markets services revenue is typically seasonal, which can affect an investor’s ability to compare our financial condition and results of operation on a quarter-by-quarter basis. Historically, this seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. The typical concentration of earnings and cash flows in the last six months of the year is due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. As this typical seasonality is coupled with the current unprecedented disruptions in the global and domestic capital markets and the liquidity issues facing all capital markets, especially the U.S. commercial real estate markets, there is a risk that future historical comparisons will be even more difficult to gauge.
Effect of Inflation and/or Deflation
     Inflation and/or deflation, especially inflation, could significantly affect our compensation costs, particularly those not directly tied to our transaction professionals’ compensation, due to factors such as increased costs of capital. The rise of inflation could also significantly and adversely affect certain expenses, such as debt service costs, information technology and occupancy costs. To the extent that inflation results in rising interest rates and deflation causes significant negative valuation issues and/or either other effects upon the commercial real estate markets in which we operate and, to a lesser extent, the securities markets, it may affect our financial position and results of operations by reducing the demand for commercial real estate and related services which could have a material adverse effect on our financial condition. See Part II — Other Information — Item 1A — Risk Factors.

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
     Goodwill. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, we evaluate goodwill for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the fair value of the Company. In determining the fair value of the Company for purposes of evaluating goodwill for impairment, we utilize an enterprise market capitalization approach. In applying this approach, we use the closing stock price of our Class A common stock as of the measurement date multiplied by the sum of current outstanding shares plus the exchangeable shares as of the measurement date. As of October 31, 2008, management’s analysis indicates that an approximate 30% decline in the Company’s stock price may result in the recorded goodwill being impaired and would require management to measure the amount of the impairment charge. Goodwill is considered impaired if the recorded book value of goodwill exceeds the implied fair value of goodwill as determined under this valuation technique. We use our best judgment and information available to us at the time to perform this review. Because our assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ.
     Intangible Assets. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing and discount rates are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of September 30, 2008, the fair value and net book value of the servicing rights were $7.9 million and $6.8 million, respectively. A 10%, 20% and 30% increase in the level of assumed prepayments would decrease the estimated fair value of the servicing rights at the stratum level by up to 1.7%, 3.4% and 5.0%, respectively. A 10%, 20% and 30% increase in cost of servicing of the servicing business would decrease the estimated fair value of the servicing rights at the stratum level by up to 22.1%, 44.3% and 66.4%, respectively. A 10%, 20% and 30% increase in the discount rate would decrease the estimated fair value of the servicing rights at the stratum level by up to 3.5%, 6.8% and 9.8%, respectively. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization over eight years. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.

     Leases. The Company leases all of its facilities under operating lease agreements. These lease agreements typically contain tenant improvement allowances. The Company records tenant improvement allowances as a leasehold improvement asset, included in property and equipment, net in the consolidated balance sheet, and a related deferred rent liability and amortizes them on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense and a reduction to rent expense, respectively. Lease agreements sometimes contain rent escalation clauses or rent holidays, which are recognized on a straight-line basis over the life of the lease in accordance with SFAS No. 13, Accounting for Leases. Lease terms generally range from one to ten years. An analysis is performed on all equipment leases to determine whether they should be classified as a capital or an operating lease according to SFAS No. 13, as amended.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This new standard is designed to reduce complexity in accounting for financial instruments and lessen earnings volatility caused by measuring related assets and liabilities differently. The standard creates presentation and disclosure requirements designed to aid comparisons between companies that use different measurement attributes for similar types of assets and liabilities. The standard, which is expected to expand the use of fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses on those assets and liabilities recorded in earnings. The fair value option may be applied on a financial instrument by financial instrument basis, with a few exceptions, and is irrevocable for those financial instruments once applied. The fair value option may only be applied to entire financial instruments, not portions of instruments. The standard does not eliminate disclosures required by SFAS No. 107, Disclosures About Fair Value of Financial Instruments, or SFAS No. 157, Fair Value Measurements, the latter of which is described below. The provisions of the standard were effective for consolidated financial statements beginning January 1, 2008. The Company did not elect the fair value option upon adoption of SFAS 159 on January 1, 2008.
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
     On October 10, 2008, the FASB issued FSP FAS No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP FAS 157-3), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of FSP FAS 157-3 had no impact on the Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Due to the nature of our business and the manner in which we conduct our operations, in particular that our financial instruments which are exposed to concentrations of credit risk consist primarily of short-term cash investments and in light of the recent support provided by the U.S. government related to the current credit and liquidity issues, we believe we do not face any material interest rate risk, foreign currency exchange rate risk, equity price risk or other market risk.
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
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

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
     None
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

HFF, INC.

Dated: November 10, 2008	By:	/s/ John H. Pelusi, Jr.

John H. Pelusi, Jr
Chief Executive Officer, Director and
Executive Managing Director
(Principal Executive Officer)

Dated: November 10, 2008	By:	/s/ Gregory R. Conley

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