Form 10-K
period 2008-12-31
HFF, Inc.
filed 2009-03-13
CIK 1380509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33280

HFF, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0610340
(State of incorporation)	(I.R.S. Employer Identification No.)
One Oxford Centre

301 Grant Street, Suite 600 Pittsburgh, Pennsylvania 15219 (Address of principal executive offices, including zip code)	(412) 281-8714 (Registrant’s telephone number, including zip code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Exchange on Which
to be Registered	Class is to be Registered

Class A Common Stock, par value $.01 per share	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of March 6, 2009, there were 16,505,705 shares of Class A common stock, par value $0.01 per share, of the Registrant outstanding.

The aggregate market value of the Registrant’s voting stock held by non-affiliates at June 30, 2008 was approximately $92.8 million, based on the closing price per share of Class A common stock on that date of $5.69 as reported on the New York Stock Exchange. Shares of common stock known by the Registrant to be beneficially owned by directors and officers of the Registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, are not included in the computation. The Registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2009, are incorporated by reference into Part III of this Report.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under the caption “Risk Factors” in this Annual Report on Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in Annual Report on Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Unless the context otherwise requires, references to (1) “HFF Holdings” refer solely to HFF Holdings LLC, a Delaware limited liability company that was previously the holding company for our consolidated subsidiaries, and not to any of its subsidiaries, (2) “HFF LP” refer to Holliday Fenoglio Fowler, L.P., a Texas limited partnership, (3) “HFF Securities” refer to HFF Securities L.P., a Delaware limited partnership and registered broker-dealer, (4) “Holliday GP” refer to Holliday GP Corp., a Delaware corporation and the general partner of HFF LP and HFF Securities, (5) “HoldCo LLC” refer to HFF Partnership Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of HFF, Inc. and (6) “Holdings Sub” refer to HFF LP Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of HFF Holdings. Our business operations are conducted by HFF LP and HFF Securities which are sometimes referred to in this Annual Report on Form 10-K as the “Operating Partnerships.” Also, except where specifically noted, references in this Annual Report on Form 10-K to “the Company,” “we” or “us” mean HFF, Inc., a Delaware corporation and its consolidated subsidiaries after giving effect to the Reorganization Transactions.

ii

PART I

Item 1.	Business

Overview

We are one of the leading providers of commercial real estate and capital markets services to the U.S. commercial real estate industry based on transaction volume and are one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 18 offices nationwide with approximately 163 transaction professionals and 270 support associates. In 2008, we advised on approximately $19.2 billion of completed commercial real estate transactions, a 56.0% decrease compared to the approximately $43.5 billion of completed transactions we advised on in 2007.

Our fully-integrated national capital markets platform, coupled with our knowledge of the commercial real estate markets, allows us to effectively act as a “one-stop shop” for our clients, providing a broad array of capital markets services including:

•	Debt placement;

•	Investment sales;

•	Structured finance;

•	Private equity, investment banking and advisory services;

•	Loan sales; and

•	Commercial loan servicing.

Substantially all of our revenues are in the form of capital markets services fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We believe that our multiple product offerings, diverse client mix, expertise in a wide range of property types and our national platform have the potential to create a diversified revenue stream. Our revenues and net income available to common stock holders were $131.7 million and $0.2 million, respectively, for the year ended December 31, 2008, compared to $255.7 million and $12.5 million, respectively, for the year ended December 31, 2007.

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

We believe we have a reputation for high ethical standards, dedicated teamwork and a strong focus on serving the interests of our clients. We take a long-term view of our business and client relationships, and our culture and philosophy are firmly centered on putting the clients’ interests first. Furthermore, through their ownership of HFF Holdings, approximately 40 of our senior transaction professionals in the aggregate own a majority interest in the Operating Partnerships. We believe this further aligns their individual interests with those of the Company, our clients and our stockholders.

The current situation in the global credit markets whereby many world governments (including but not limited to the U.S., where the Company transacts virtually all of its business) have had to take unprecedented and uncharted steps to support the financial institutions in their respective countries from collapse is unprecedented in the Company’s history. Restrictions on the availability of capital, both debt and/or equity, have created significant reductions and could further reduce the liquidity in and flow of capital to the commercial real estate markets and could also cause commercial real estate prices to continue to decrease. In particular, global and domestic credit and liquidity issues reduced in 2008 and may continue to reduce the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes. This has had and may continue to have a significant adverse effect on our capital markets services revenues. Further detail regarding the effect of the current situation in the credit markets and the commercial real estate markets can be found under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Annual Report on Form 10-K.

HFF, Inc. is a Delaware corporation with its principal executive offices located at 301 Grant Street, One Oxford Centre, Suite 600, Pittsburgh, Pennsylvania, 15219, telephone number (412) 281-8714.

Reportable Segments

We operate in one reportable segment, the commercial real estate financial intermediary segment and offer debt placement, investment sales, loan sales, distressed debt and real estate owned advisory services, structured finance, equity placement, investment banking service and commercial loan servicing.

Our Competitive Strengths

We attribute our success and distinctiveness to our ability to leverage a number of key competitive strengths, including:

People, Expertise and Culture

We and our predecessor companies have been in the commercial real estate business for over 25 years, and our transaction professionals have significant experience and long-standing relationships with our clients. We employ approximately 163 transaction professionals with an average of nearly 17 years of commercial real estate transaction experience. The transaction history accumulated among our transaction professionals ensures a high degree of market knowledge on a macro level, intimate knowledge of local commercial real estate markets, long term relationships with the most active investors, and a comprehensive understanding of commercial real estate capital markets products. Our employees come from a wide range of real estate related backgrounds, including investment advisors and managers, investment bankers, attorneys, brokers and mortgage bankers.

Our culture is governed by our commitment to high ethical standards, putting the clients’ interests first and treating clients and our own associates fairly and with respect. These distinctive characteristics of our culture are highly evident in our ability to retain and attract employees. The average tenure for our senior transaction professionals is 13 years, and the average production tenure for the top 25 senior transaction professionals compiled by initial leads during the last five years was 15 years (including tenure with predecessor companies). Furthermore, many of our senior transaction professionals have a significant economic interest in our firm, which aligns their individual interests with those of the company as a whole and our clients. Through their ownership of HFF Holdings, approximately 40 senior transaction professionals own a majority interest in the Operating Partnerships which we believe continues to align their interests with the company.

Integrated Capital Markets Services Platform

In the competitive commercial real estate and capital markets industry, which is also now facing unprecedented capital market credit and liquidity constraints, we believe our key differentiator is our ability to analyze all commercial real estate product types and markets as well as our ability to provide clients with comprehensive analysis, advice and execution expertise on all types of debt and equity capital markets solutions. Because of our broad range of execution capabilities, our clients rely on us not only to provide capital markets alternatives but, more importantly, to advise them on how to optimize value by uncovering inefficiencies in the non-public capital markets to maximize their commercial real estate investments. Our capabilities provide our clients with the flexibility to pursue multiple capital markets options simultaneously so that, upon conclusion of our efforts, they can choose the best risk-adjusted based solution.

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

Extensive Cross-Selling Opportunities

As some participants in the commercial real estate market are frequently buyers, sellers, lenders and borrowers at various times, our relationships with these participants across all aspects of their businesses provide us with multiple revenue opportunities throughout the life cycle of their commercial real estate investments. In addition, we often provide more than one service in a particular transaction, such as in an investment sale where we not only represent the seller of a commercial real estate investment but also represent the buyer in arranging acquisition financing. In 2006, 2007 and 2008, we executed multiple transactions across multiple platform services with each, 17 and 16, respectively, of our top 25 clients.

Broad and Deep Network of Relationships

We have developed broad and deep-standing relationships with the users and providers of capital in the industry and have completed multiple transactions for many of the top institutional commercial real estate investors in the U.S. as well as several global investors who invest in the U.S. Importantly, our transaction professionals, analysts and closing specialists foster relationships with their respective counterparts within each client’s organization. This provides, in our opinion, a deeper relationship with our firm relative to our competitors. In 2007 and 2008, no one borrower or no one seller client, respectively, represented more than 5% of our total capital markets services revenues. The combined fees from our top 25 seller clients for the years 2007 and 2008, respectively, were less than 20% of our capital markets services revenues for each year, and the combined fees from our top 25 borrower clients were less than 20% of our capital markets services revenues for each year.

Proprietary Transaction Database

We believe that the extensive volume of commercial real estate transactions that we advise on throughout the U.S. and across multiple property types and capital markets service lines provides our transaction professionals with valuable, real-time market information. We maintain a proprietary database on numerous clients and potential clients as well as databases that track key terms and provisions of all closed and pending transactions for which we are involved as well as historic and current flows and the pricing of debt, structured finance, investment sales, loan sales and equity transactions. Included in the databases are real-time quotes and bids on pipeline transactions, status reports on all current transactions as well as historic information on clients, lenders and buyers. Furthermore, our internal databases maintain current and historical information on our loan servicing portfolio, which enables us to track real-time property level performance and market trends. These internal databases are updated regularly and are available to our transaction professionals, analysts and other internal support groups to share client contact information and real-time market information. We believe this information strengthens our competitive position by enhancing the advice we provide to clients and improving the probability of successfully closing a transaction. Our associates also understand the confidential nature of this information, and if it is misused, depending on the circumstances, it can be cause for immediate dismissal from the Company.

Our Strategic Growth Plan

We seek to improve our market position by focusing on the following strategic growth initiatives:

Expand Our Geographic Footprint

We believe that opportunities exist to establish and increase our presence in several key domestic, and potentially international, markets, although until the current credit and liquidity constraints facing the commercial real estate sector abate, expansion will not be a priority. While our transactional professionals, located in 18 offices throughout the U.S., advised clients on transactions in 41 states (and the District of Columbia and Puerto Rico) and in more than 300 cities in 2008, there are a number of major metropolitan areas where we do not maintain an office, and we have no overseas offices. By comparison, a number of our large public competitors have over 100 offices worldwide. We constantly review key demand drivers of commercial real estate by market, including growth in population, households, employment, commercial real estate inventory by product type, and new construction. By doing so, we can determine not only where future strategic growth should occur, but more importantly, we can also ensure our transaction professionals are constantly calling on the most attractive markets where we do not have offices. Since 1998, we have opened offices in Washington, D.C., Los Angeles, San Francisco and Chicago. In addition, during this same period, we have significantly added to the platform services in our Boston, Miami, New York City, Washington, D.C., Los Angeles and Chicago offices.

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

Increase Market Share Across Each of our Capital Markets Services

We believe that we have the opportunity to increase our market share in each of the various capital markets services we provide to our clients by penetrating deeper into our national, regional and local client relationships. We also intend to increase our market share by selectively hiring transaction professionals in our existing offices and in new locations, predicated on finding the most experienced professionals in the market who have the highest integrity, work ethic and reputation, while fitting into our culture and sharing our philosophy and business practices. For example, since 1998, in addition to opening offices in Washington, D.C., Los Angeles, San Francisco and Chicago, we have significantly added to the platform services in our Boston, Miami, New York City, Washington, D.C., Los Angeles and Chicago offices.

•	Debt Placement. Our transaction volume in debt placements was approximately $11.8 billion and $23.5 billion in 2008 and 2007, respectively. According to the Mortgage Bankers Association’s “Commercial Real Estate/Multifamily Finance: Annual Origination Volume Summation” report, debt issuances in 2007 and 2006 were $508 billion and $406 billion, respectively.

•	Investment Sales. In 2008, we completed investment sales of approximately $5.5 billion, a decrease of approximately 68.1% from the approximately $17.1 billion completed in 2007. According to Real Capital Analytics, commercial real estate sales volume for office, industrial, multifamily and retail properties in the U.S. in 2008 and 2007 were $141 billion and $502 billion, respectively.

•	Structured Finance and Advisory Services. In 2008 and 2007, we completed approximately $850 million and $2.3 billion, respectively, of structured finance and advisory services transactions (which includes amounts that we internally allocate to the structured finance reporting category, even though the transaction may have been funded through a single mortgage note) for our clients.

•	Private Equity and Investment Banking Services. Our broker-dealer subsidiary, HFF Securities, undertakes both discretionary and non-discretionary private equity raises, select property specific joint ventures, and select investment banking activities for our clients. At December 31, 2008 and 2007, we had $1.5 billion and $2.0 billion of active private equity discretionary fund transactions on which HFF Securities was engaged and may recognize additional future revenue.

•	Loan Sales. Since formalizing our loan sales platform in 2004, we have consummated approximately $2.4 billion in loan sales transactions, with $1.1 billion consummated in 2008 alone. We see growth in this market due to the desire of lenders seeking to diversify concentration risk (geographic, borrower or product type), manage potential problems in their loan portfolios or sell loans rejected from Commercial Mortgage Backed Securities (“CMBS”) securitization pools.

•	Loan servicing. The principal balance of HFF’s loan servicing portfolio increased approximately 5.6% from approximately $23.2 billion at December 31, 2007, to over $24.5 billion at December 31, 2008. We have approximately 38 formal correspondent lender relationships with life insurers.

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

Our debt transaction professionals originated approximately $2.1 billion and $0.8 billion of debt for clients that purchased properties sold by our investment sales professionals for their clients in 2008 and 2007, respectively. Our investment sales professionals also referred clients to our debt transaction professionals who arranged debt financings totaling approximately $0.6 billion and $1.8 billion in 2008 and 2007, respectively. Our debt transaction professionals also referred clients to our investment sales transaction professionals who sold approximately $0.9 billion and $9.2 billion of properties in 2008 and 2007, respectively. Also, from its inception in 2004 through December 31, 2008, our subsidiary HFF Securities originated debt volumes of approximately $658 million, in addition to its other equity placement activities.

Our Services

Debt Placement Services

We offer our clients a complete range of debt instruments, including but not limited to construction and construction/mini-permanent loans, adjustable and fixed rate mortgages, entity level debt, mezzanine debt, forward delivery loans, tax exempt financing and sale/leaseback financing.

Our clients are owners of various types of property, including, but not limited to, office, retail, industrial, hotel, multi-family, self-storage, assisted living, nursing homes, condominium conversions, mixed-use properties and land. Our clients range in size from individual entrepreneurs who own a single property to the largest real estate funds and institutional property owners throughout the world who invest in the United States. Debt is or has been placed with major capital funding sources, both domestic and foreign, including but not limited to life insurance companies, conduits, investment banks, commercial banks, thrifts, agency lenders, pension funds, pension fund advisors, REITs, credit companies, opportunity funds and individual investors.

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

Private Equity, Investment Banking and Advisory Services

Through HFF Securities, our licensed broker-dealer subsidiary, we offer our clients the ability to access the private equity markets for an identified commercial real estate asset and discretionary private equity funds, joint ventures, entity-level private placements, and advisory services. HFF Securities’ services to its clients can include:

•	Joint Ventures. Equity capital for our commercial real estate clients to establish joint ventures relating to either identified properties or properties to be acquired by a fund sponsor. These joint ventures typically involve the acquisition, development, recapitalization or restructuring of multi-asset commercial real estate portfolios, and include a variety of property types and geographic areas.

•	Private Placements. Private placements of common, perpetual preferred and convertible preferred securities. Issuances can involve primary or secondary shares that may be publicly registered, listed and traded.

•	Advisory Services. Entity-level advisory services for various types of transactions including mergers and acquisition, sales and divestitures, management buyouts, and recapitalizations and restructurings.

•	Marketing and Fund-Raising. Institutional marketing and fund-raising for public and private commercial real estate companies, with a focus on opportunity and value-added commercial real estate funds. In this capacity, we undertake private equity raises, both discretionary and non-discretionary, and offer advisory services.

Loan Sales

We assist our clients in their efforts to sell all or portions of their commercial real estate debt note portfolios which can include performing, non-performing and distressed debt and/or real estate owned properties. We are actively marketing our loan sales to our clients.

Commercial Loan Servicing

We provide commercial loan servicing (primary and sub-servicing) for life insurance companies, Federal Home Loan Mortgage Corporation (“Freddie Mac”), commercial mortgage backed securities (“CMBS”) originators, groups that purchase performing and/or non-performing loans as well as owners who sell commercial real estate subject to a purchase money mortgage. Our servicing platform, experienced personnel and hands-on service allow us to maintain close contact with both borrowers and lenders. As a result, we are often the first point of contact in connection with refinancing, restructuring or sale of commercial real estate assets. Revenue is earned primarily from servicing fees charged to the lender, as well as from investment income earned on escrow balances.

To avoid potential conflicts, our transaction professionals do not directly share in servicing revenue, eliminating conflicts which can occur with serviced versus non-serviced lenders. However, throughout the servicing life of a loan, the transaction professional who originated the loan usually remains the main contact for both the borrower and lender, or the master and/or special servicer, as the case may be, to assist our servicing group with annual inspections, operating statement reviews and other major servicing issues affecting a property or properties.

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

Regulation

Our U.S. broker-dealer subsidiary, HFF Securities, is subject to regulation. HFF Securities is currently registered as a broker-dealer with the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (FINRA). HFF Securities is registered as a broker dealer in 19 states. HFF Securities is subject to regulations governing effectively every aspect of the securities business, including the effecting of securities transactions, minimum capital requirements, record-keeping and reporting procedures, relationships with customers, experience and training requirements for certain employees and business procedures with firms that are not subject to regulatory controls. Violation of applicable regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines and the suspension, expulsion or other disciplining of a firm, its officers or employees.

Our broker-dealer subsidiary is also subject to the SEC’s uniform net capital rule, Rule 15c3-1, and the net capital rules of the NYSE and the FINRA, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiary. The uniform net capital rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. The NYSE and the FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below its requirements. In addition, our broker-dealer subsidiary is subject to certain notification requirements related to withdrawals of excess net capital. The USA Patriot Act of 2001 has also imposed new obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence and other compliance policies and procedures. Additional obligations under the USA Patriot Act regarding procedures for customer verification became effective on October 1, 2003. Failure to comply with these requirements may result in monetary, regulatory and, in the case of the USA Patriot Act, criminal penalties.

HFF LP is licensed (in some cases, through our employees or its general partner) as a mortgage broker and a real estate broker in multiple jurisdictions. Generally we are licensed in each state where we have an office as well as where we frequently do business.

Seasonality

Our capital markets services revenue is seasonal. Historically, this seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. The concentration of earnings and cash flows in the last six months of the year was due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. Given the recent and current disruptions facing all global capital markets, and in particular the U.S. commercial real estate markets, this historical pattern of seasonality may or may not continue. For example, the seasonality described above did not occur in 2007 or 2008.

Employees

Our total employment was 433 employees as of December 31, 2008, which represents a 7.9% decrease from the December 31, 2007 total employment of 470 employees.

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

In March 2000, AMRESCO sold selected assets including portions of its commercial mortgage banking businesses, Holliday Fenoglio Fowler, L.P., to Lend Lease (US) Inc., the U.S. subsidiary of the Australian real estate services company. In June 2003, HFF Holdings completed an agreement for a management buyout from Lend Lease. In April 2004, we established our broker-dealer subsidiary, HFF Securities L.P.

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

Available Information

Our internet website address is www.hfflp.com. The information on our internet website is not incorporated by reference in this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, ownership reports for insiders and any amendments to these reports filed or furnished with the SEC pursuant to Section 13(a) and 15(a) of the Securities Exchange Act of 1934, as amended, are available free of charge through our internet website as soon as reasonably practicable after filing with the SEC. Additionally, we make available free of charge on our internet website:

•	our Code of Conduct and Ethics;

•	the charter of the Nominating and Corporate Governing Committee of our Board of Directors;

•	the charter of the Compensation Committee of our Board of Directors;

•	the charter of the Audit Committee of our Board of Directors; and

•	our Corporate Governance Guidelines.

Item 1A.	Risk Factors

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

Risks Related to Our Business

General economic conditions and commercial real estate market conditions, both globally and domestically, have had and may in the future have a negative impact on our business.

We have experienced, in 2008 and previous years, are currently experiencing and expect in the future to be negatively impacted by, periods of economic slowdowns, recessions and disruptions in the capital markets, credit and liquidity issues in the global and domestic capital markets, including international, national, regional and local markets, and corresponding declines in the demand for commercial real estate and related services, within one or more of the markets in which we operate. Historically, commercial real estate markets, and in particular the U.S. commercial real estate market, have tended to be cyclical and related to the condition of the economy as a whole and to the perceptions of the market participants as to the relevant economic outlook. Negative economic conditions, changes in interest rates, credit and liquidity issues in the global and domestic capital markets, disruptions in capital markets, such as the conditions we are currently operating in and/or declines in the demand for commercial real estate and related services in international or domestic markets or in significant markets in which we do business are having and could have in the future a material adverse effect on our business, results of operations and/or financial condition, including as a result of the following factors.

For example:

•	Slowdowns in economic activity could cause tenant demand for space to decline, which would adversely affect the operation and income of commercial real estate properties and thereby affect investor demand and the supply of capital for debt and equity investments in commercial real estate.

•	Declines in the regional or local demand for commercial real estate, or significant disruptions in other segments of the real estate market, could adversely affect our results of operations. During 2008, approximately 24.7%, 7.1% and 9.9% of our capital markets services revenues was derived from transactions involving commercial real estate located in Texas, California and the region consisting of the District of Columbia, Maryland and Virginia, respectively. As a result, a significant portion of our business is dependent on the economic conditions in general and the markets for commercial real estate in these areas, which, like other commercial real estate markets, have experienced price volatility or economic downturns in the past.

•	Global and domestic credit and liquidity issues, significant fluctuations in interest rates as well as steady and protracted increases or decreases of interest rates could adversely affect the operation and income of commercial real estate properties as well as the demand from investors for commercial real estate investments. Both of these events could adversely affect investor demand and the supply of capital for debt and equity investments in commercial real estate. In particular, the lack of debt and/or equity for commercial real estate transactions and the resulting global re-pricing of debt and equity risk, and/or increased interest rates may reduce the number of acquisitions, dispositions and loan originations, as well as the respective transaction volumes, which could also adversely affect our servicing revenue. All of the above could cause prices to decrease due to the reduced amount of financing available as well as the increased cost of obtaining financing and could lead to a decrease in purchase and sale activity.

•	Significant disruptions or changes in capital market flows, as well as credit and liquidity issues in the global and domestic capital markets, regardless of their duration, could adversely affect the supply and/or demand for capital from investors for commercial real estate investments. For example, beginning in the second half of 2007 and continuing to the present time, the well-publicized disruptions and dislocations in the global credit markets have created significant restrictions in the availability of credit. In turn, the volume and pace of commercial real estate transactions have been significantly reduced during this period and commercial real estate prices have declined in many countries, including the U.S. Changes in the perception that commercial real estate is an accepted asset class for portfolio diversification could result in a significant reduction in the amount of debt and equity capital available in the commercial real estate sector.

As is currently the case, these and other types of events could lead to a further decline in transaction activity as well as a decrease in values, which would likely lead to a reduction in fees and commissions relating to such transactions, as well as a significant reduction in our loan servicing activities as a result of increased delinquencies and the lack of additional loans that we would have otherwise added to our servicing portfolio. These effects would likely cause us to realize lower revenues from our transaction service fees, including debt placement fees and investment sales commissions, which fees usually are tied to the transaction value and are payable upon the successful completion of a particular transaction, and from our loan servicing revenues due to reduced financing and refinancing transactions as well as higher delinquencies and defaults on the loans that we service. For example, the revenues we generated from capital markets services in 2008 declined approximately 49.7% from 2007, largely due to disruptions in the U.S. credit markets and commercial real estate markets.

In addition, cyclicality in the commercial real estate markets may result in cyclicality in our results of operation as well as significant volatility in the market price of our Class A common stock. Similar to other providers of commercial real estate and capital markets services, together with the substantial drop in our transaction volumes the stock price of our Class A common stock declined significantly in 2008 and may continue to decline in the future.

Our business has been, is currently being, and may continue to be, adversely affected by recent restrictions in the availability of debt and/or equity capital as well as the lack of adequate credit and the risk of continued deterioration of the debt and/or credit markets and commercial real estate markets.

Restrictions on the availability of capital, both debt and/or equity, can create significant reductions in the liquidity and flow of capital to the commercial real estate markets. Recent well-documented and publicized and severe restrictions in debt and/or equity liquidity as well as the lack of the availability of credit in the markets we service have significantly reduced the volume and pace of commercial real estate transactions compared with past periods. These restrictions also have had a general negative effect upon commercial real estate prices themselves. Our business of providing commercial real estate and capital markets services to our clients, who are both users and providers of capital, is particularly sensitive to the volume of activity and pricing in the commercial real estate market. In particular, global and domestic credit and liquidity issues reduced the number of acquisitions, dispositions and loan originations in 2008 which may continue into the future, as well as the respective number of transactions and transaction volumes. This has had and may continue to have a significant adverse effect on our capital markets services revenues.

Although we now expect this situation to continue and possibly deteriorate for some time before it begins to improve we cannot predict with any degree of certainty the magnitude or duration of the current developments in the credit markets and/or commercial real estate markets as it is inherently difficult to make accurate predictions with respect to such macroeconomic movements that are beyond our control. This uncertainty limits our ability to plan for future developments. In addition, the uncertainty regarding the magnitude and duration of current market conditions may limit the ability of other participants in the credit markets and/or commercial real estate markets to plan for the future. As a result, market participants may act more conservatively than in recent history, which may perpetuate and amplify the adverse developments in the markets we service. While business opportunities may emerge from assisting clients with transactions relating to distressed commercial real estate assets, there can be no assurance that the volume of such transactions will be sufficient to meaningfully offset the substantial decline in transaction volumes within the overall commercial real estate market.

If we are unable to retain and attract qualified and experienced transaction professionals and associates, our growth may be limited and our business and operating results could suffer.

Our most important asset is our people, and our continued success is highly dependent upon the efforts of our transaction professionals and other associates, including our analysts and production coordinators as well as our key servicing and company overhead support associates. Our transaction professionals generate a significant majority of our revenues. If any of these key transaction professionals or other important associates leave, or if we lose a significant number of transaction professionals, or if we are unable to attract other qualified transaction professionals, our business, financial condition and results of operations may suffer. We have experienced in the past, and expect to experience in the future, the negative impact of the inability to retain and attract associates, analysts and experienced transaction professionals. Additionally, such events may have a disproportionate adverse effect on our operations if the senior most experienced transaction professionals do not remain with us or if these events occur in geographic areas where substantial amounts of our capital markets services revenues are generated. Moreover, because a significant portion of the compensation paid to our transaction professionals consists of commissions, in general our transaction professionals receive significantly less compensation at times when we have substantial declines in our capital markets services revenues, as is currently the case, and may therefore have less incentive to remain with the Company during such challenging periods.

We may also face additional retention pressures as a result of reductions, as compared to prior to our initial public offering, in distributions from HFF Holdings to approximately 40 of our most valuable transaction professionals who are the members of HFF Holdings. Even if we are able to retain them, we may not be able to retain them at compensation levels that will allow us to achieve our target ratio of compensation expense-to-operating revenue. We intend to use a combination of cash compensation, equity, equity-based incentives and other employee benefits rather than solely cash compensation to motivate and retain our transaction professionals. Our compensation mechanisms as a public company may not be effective, especially if the market price of our Class A common stock continues to decline as it has during 2008.

In addition, our competitors may attempt to recruit our transaction professionals. The employment arrangements, non-competition agreements and retention agreements we have entered into with respect to the members of HFF Holdings or may enter into with our key associates may not prevent our transaction professionals and other key associates from resigning or competing against us. Any such arrangements and agreements will expire after a certain period of time, at which point each such person would be free to compete against us and solicit our clients and employees. We currently do not have employments agreements with certain key associates and there is no assurance that we will be able to retain their services. Moreover, because a significant portion of the compensation paid to our transaction professionals consists of commissions, in general our transaction professionals receive significantly less compensation at times when we have substantial declines in our capital markets services revenues, as is currently the case, and may therefore have less incentive to remain with the Company during such challenging periods.

A significant component of our growth has also occurred through the recruiting, hiring and retention of key experienced transaction professionals. Any future growth through recruiting these type of professionals will be partially dependent upon the continued availability of attractive candidates fitting the culture of our firm at advantageous employment terms and conditions. However, individuals whom we would like to hire may not be available upon advantageous employment terms and conditions. In addition, the hiring of new personnel involves risks that the persons acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of persons acquired will prove incorrect.

The deteriorating business of certain of our clients could adversely affect our results of operation and financial condition.

We could be adversely affected by the actions and deteriorating financial condition and results of operations of certain of our clients. Our clients are both users of capital, such as property owners, and providers of capital, such as lenders and equity investors. Defaults or non-performance by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity crises and could lead to losses or defaults by one or more of our clients, which, in turn, could have a material adverse effect on our results of operations and financial condition. In addition, a client may fail to make payments when due, become insolvent or declare bankruptcy. Any client bankruptcy or insolvency or the failure of any client to make payments when due could result in material losses to our company. In particular, if any of our significant clients becomes insolvent or suffers a downturn in its business, it may seriously harm our business. While in 2007 and 2008 no one borrower or no one seller client, respectively, represented more than 5% of our total capital markets services revenues, bankruptcy filings by or relating to one of our clients could delay or bar us from collecting pre-bankruptcy debts from that client.

Additional indebtedness or an inability to draw on our existing revolving credit facility or otherwise obtain indebtedness may make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures.

We may be required to draw on our existing line of credit or obtain additional financing to fund our on-going capital needs as well as to fund our working capital needs. Any additional indebtedness that we are able to incur will make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures. In addition, an inability to maintain and comply with the terms of our existing line of credit or to obtain additional indebtedness will also make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures.

Our current $40 million revolving credit facility imposes certain operating and financial conditions on us that, in certain instances, could result in a reduction of availability under our line of credit or an event of default. In the case of an event of default, Bank of America may terminate the credit facility and, if any borrowings are outstanding, declare such borrowings due and payable. As discussed further under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, Availability, which determines the total amount of the line of credit available to us at a specific time, is defined under the Amended Credit Agreement as three times the difference between Consolidated EBITDA, as defined therein, and Consolidated Fixed Charges, as defined therein. As of December 31, 2008, based on our Availability, we have $25.1 million of the $40.0 million undrawn line of credit available to us under our revolving credit facility. In addition, the financial covenants under the Amended Credit Agreement currently require us to maintain a maximum leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, each as defined therein, and a minimum fixed charge coverage ratio of Consolidated EBITDA to Consolidated Fixed Charges, each as defined therein. Our ability to meet these requirements and financial ratios can be affected by events beyond our control, and we can make no assurances that we will be able to continue to satisfy such requirements or ratios when required in the future. In particular, if current conditions in the credit market and commercial real estate market continue or worsen, we may no longer have any availability under our credit facility and/or be in compliance with the financial covenants under our credit facility. As a result, we may no longer be able to borrow any funds under this facility’s line of credit. In addition, we cannot make any assurances that we would be able to negotiate a waiver or amendment to our current facility or enter into a replacement line of credit on acceptable terms or at all.

The level of our indebtedness or inability to obtain the same level could have important consequences, including:

•	a substantial portion of our cash flow from operations may be dedicated to debt service and may not be available for other purposes;

•	our cash flow from operations may be insufficient to fund our business operations and our inability to obtain financing will make it more difficult to fund our operations;

•	making it more difficult for us to satisfy our obligations;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	obtaining financing in the future for our warehouse lending activities related to our Freddie Mac Program Plus Seller Servicer business, working capital, capital expenditures and general corporate purposes, including acquisitions, and may impede our ability to process our capital markets platform services as well as to secure favorable lease terms;

•	making us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures;

•	making it more difficult to continue to fund our strategic growth initiatives and retain and attract key individuals; and

•	placing us at a competitive disadvantage compared to our competitors with less debt and greater financial resources.

Our future cash flow may not be sufficient to meet our obligations and commitments. While we did not borrow on our revolving credit facility in either 2007 or 2008 and we currently believe that cash flows from operating activities and our existing cash balances will be sufficient to meet our working capital needs for the foreseeable future, we cannot make any assurances that we will not be required to incur indebtedness, either under our existing revolving credit facility or under another source of indebtedness financing, in the future. If we are unable to obtain additional financing or generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, closing offices, selling material assets, operations or seeking to raise additional debt or equity capital, eliminating certain lines of our capital market platforms or terminating significant numbers of key associates. These actions may not be effected on a timely basis or on satisfactory terms or at all, and these actions may not enable us to continue to satisfy our operating and/or capital requirements. As a result, we may not be able to maintain or accelerate our growth, and any failure to do so could adversely affect our ability to generate revenue and control our expenses, which could adversely affect our business, financial condition and results of operations.

The current global credit and financial crisis could affect the ability or willingness of the financial institutions with whom we currently do business to provide funding under our current financing arrangements.

The unprecedented disruptions and dislocations in the credit markets have created significant changes in the status and creditworthiness of some of the world’s largest banks, investment banks and other financial institutions. A diminution in the ease at which our current financing sources can be drawn upon could negatively impact our liquidity. We maintain a line of credit under our $40 million revolving credit facility with Bank of America, N.A. in excess of anticipated liquidity requirements to meet short-term cash flow needs resulting from our various business activities. While we have not borrowed under this line of credit since entering into the facility in February 2007 and we have received no indication that Bank of America would be unable to lend funds and fulfill its other obligations under this facility, any failure by Bank of America to provide borrowings upon our request to draw upon the line of credit would adversely affect our results of operations and financial condition. In addition, in October 29, 2008, Bank of America announced plans that it would participate in the U.S. government’s Troubled Asset Relief Program (TARP) and has subsequently applied for and received additional assistance from the U.S government. As of this time, we are unable to determine what impact, if any, this may have on our ability to utilize our line of credit under the Amended Credit Agreement.

Moreover, while we are party to a $150 million warehouse line of credit with Red Mortgage Capital and a $50 million warehouse line of credit with The Huntington National Bank to fund our Freddie Mac loan closings in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, such warehouse line of credit arrangements are uncommitted and funded on a transaction-by-transaction basis. As of December 31, 2008, we had outstanding borrowings of $16.3 million under the Red Mortgage Capital and Huntington National Bank arrangements (and a corresponding amount of mortgage notes receivable). Although we believe that our current financing arrangements with Red Mortgage Capital and The Huntington National Bank and our lines of credit under the Amended Credit Agreement are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing. In addition, on December 31, 2008, National City Corporation, which is the parent company of Red Mortgage Capital, was merged with and into The PNC Financial Services Group, Inc. Although we have not experienced any changes with our warehouse line of credit with Red Mortgage Capital, as of this time we are unable to determine what impact, if any, this transaction may have on the Company’s ability to continue to obtain financing from Red Mortgage Capital.

In addition, adverse conditions in the global banking industry and credit markets may adversely impact the value of our cash investments and impair our liquidity. At December 31, 2008, we had cash and cash equivalents of approximately $37.0 million invested or held in a mix of money market funds and bank demand deposit accounts at one financial institution. The recent disruptions in the credit markets have, in some cases, resulted in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Although we believe that our cash and cash equivalents are invested or placed with a secure financial institution, there is no assurance that this financial institution will not default on its obligations to us, especially given current credit market conditions, which would adversely impact our cash and cash equivalent positions and, in turn, our results of operations and financial condition. Moreover, although the Federal Deposit Insurance Corporation (FDIC) insures deposits in banks and thrift institutions up to $250,000 per eligible account, the amount that we have deposited at the applicable institution substantially exceeds the FDIC limit. If the financial institution where we have deposited funds were to fail, we may lose some or all of our deposited funds that exceed the FDIC’s $250,000 insurance coverage limit. Furthermore, these investments are also subject to interest rate risk and other general market risks and may decline in value.

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

We compete across a variety of businesses within the commercial real estate industry. In general, with respect to each of our businesses, we cannot give assurance that we will be able to continue to compete effectively or maintain our current fee arrangements or margin levels or that we will not encounter increased competition. Each of the services we provide to our clients is highly competitive on an international, national, regional and local level. Depending on the product or service, we face competition from, including but not limited to, commercial real estate service providers, private owners and developers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of whom are clients and many of whom may have greater financial resources than we do. In addition, future changes in laws and regulations could lead to the entry of other competitors. Many of our competitors are local, regional, national or international firms. Although some are substantially smaller than we are, some of these competitors are larger on a local, regional, national or international basis. We may face increased competition from even stronger competitors in the future due to a trend toward consolidation, especially in times of severe economic stress such as we are facing now. In recent years, there has been substantial consolidation and convergence among companies in our industry. We are also subject to competition from other large national and multi-national firms as well as regional and local firms that have similar service competencies to ours. Our existing and future competitors may choose to undercut our fees, increase the levels of compensation they are willing to pay to their employees and either recruit our employees or cause us to increase our level of compensation necessary to retain our own employees or recruit new employees. These occurrences could cause our revenue to decrease or negatively impact our target ratio of compensation-to-operating revenue, both of which could have an adverse effect on our business, financial condition and results of operations.

In the event that we experience significant growth in the future, such growth may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources.

In the event that we experience significant growth in the future, such growth could place additional demands on our resources and increase our expenses. Our future growth will depend, among other things, on our ability to successfully identify experienced transaction professionals to join our firm. It may take years for us to determine whether new transaction professionals will be profitable or effective. During that time, we may incur significant expenses and expend significant time and resources toward training, integration and business development. If we are unable to hire and retain profitable transaction professionals, we will not be able to implement our growth strategy, which could adversely affect our business, financial condition and results of operations.

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

Moreover, we may have to delay, alter or eliminate the implementation of certain aspects of our growth strategy due to events beyond our control, including but not limited to changes in general economic conditions and commercial real estate market conditions as we are currently experiencing. Such changes to our growth strategy may adversely affect our business.

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

Outside of our people, our reputation is one of our most important assets. As we have expanded the scope of our businesses, capital market platforms and our client base, we increasingly have to address potential actual or perceived conflicts of interest relating to the capital markets services we provide to our existing and potential clients. For example, conflicts may arise between our position as an advisor to both the buyer and seller in commercial real estate sales transactions or in instances when a potential buyer requests that we represent it in securing the necessary capital to acquire an asset we are selling for another client or when a capital source take an adverse action against an owner client that we are representing in another matter. In addition, certain of our employees hold interests in real property as well as invest in pools of funds outside of their capacity as our employees, and their individual interests could be perceived to or actually conflict with the interests of our clients. While we have attempted to adopt various policies, controls and procedures to address or limit actual or perceived conflicts, these policies and procedures may not be adequate or carry attendant costs and may not be adhered to by our employees. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged and cause us to lose existing clients or fail to gain new clients if we fail, or appear to fail, to deal appropriately with conflicts of interest, which could have an adverse affect on our business, financial condition and results of operations.

A majority of our revenue is derived from capital markets services transaction fees, which are not long-term contracted sources of revenue, are subject to external economic conditions and intense competition, and declines in those engagements could have a material adverse effect on our financial condition and results of operations.

We historically have earned over 90% of our revenue from capital markets services transaction fees. We expect that we will continue to rely heavily on capital markets services transaction fees for a substantial portion of our revenue for the foreseeable future. A decline in our engagements or in the value of the commercial real estate we sell or finance could significantly decrease our capital markets services revenues which would adversely affect our business, financial condition and results of operations. In addition, we operate in a highly competitive environment, which is heavily reliant on a healthy economy and a functioning and fluid global capital market, where typically there are no long-term contracted sources of revenue; each revenue-generating engagement typically is separately awarded and negotiated on a transaction-by-transaction basis, and the inability to continue to be paid for services at the current levels or the loss of clients would adversely affect our business, financial condition and results of operation.

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

A significant portion of our revenue is seasonal. Historically, during normal economic and capital markets conditions, this seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. This variance among periods during each calendar year makes comparison between such periods difficult, and it also makes the comparison of the same periods during different calendar years difficult as well. Given the recent and current disruptions facing all global capital markets, and in particular the U.S. commercial real estate markets, this historical pattern of seasonality may or may not continue. For example, the seasonality described above did not occur in 2007 or 2008.

Our existing goodwill and other intangible assets could become impaired, which may require us to take significant non-cash charges.

Under current accounting guidelines, we evaluate our goodwill and other intangible assets for potential impairment annually or more frequently if circumstances indicate impairment may have occurred.

As of December 31, 2008, our recorded goodwill was approximately $3.7 million and our other intangible assets, net, was $7.6 million. As of March 6, 2009, management’s analysis indicates that a greater than 16% decline in the Company’s estimated enterprise value may result in the recorded goodwill being impaired and would require management to measure the amount of the impairment charge, which could result in a substantial impairment of our goodwill. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders and deferred financing costs. As of December 31, 2008, the fair value and net book value of the servicing rights were $8.4 million and $7.3 million, respectively. A 10%, 20% and 30% increase in the level of assumed prepayments would decrease the estimated fair value of the servicing rights at the stratum level by up to 1.7%, 3.3% and 4.9%, respectively. A 10%, 20% and 30% increase in cost of servicing of the servicing business would decrease the estimated fair value of the servicing rights at the stratum level by up to 21.4%, 42.8% and 64.2%, respectively. A 10%, 20% and 30% increase in the discount rate would decrease the estimated fair value of the servicing rights at the stratum level by up to 3.4%, 6.7% and 9.7%, respectively. For further detail, refer to the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies; Use of Estimates” in this Annual Report on Form 10-K. Any impairment of goodwill or other intangible assets would result in a one-time non-cash charge against earnings, which charge could materially adversely affect our reported results of operations and the market price of our Class A common stock in future periods.

Our existing deferred tax assets may not be realizable, which may require us to take significant non-cash charges.

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

The net deferred tax asset of $124.2 million at December 31, 2008 is comprised mainly of a $136.5 million deferred tax asset related to the Section 754 election tax basis step up, net of a $15.7 million valuation allowance. The net deferred tax asset related to the Section 754 election tax basis step up of $120.7 million represents annual tax deductions of approximately $17 million through 2022. In order to realize the annual benefit of approximately $17 million, the Company needs to generate approximately $190 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual benefit of $17 million each year, the shortfall becomes a net operating loss that can be carried back 3 years to offset prior years’ taxable income or carried forward 15 years to offset future taxable income. The Company’s inability to generate a sufficient level of taxable income through the carryforward period would result in the recording of a valuation allowance as a charge to income tax expense and a corresponding reduction in the payable under the tax receivable agreement which would be recorded as income in the Consolidated Statements of Income.

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

A number of our services are subject to regulation, including by the SEC, FINRA and state real estate commissions and securities regulators. Our failure to comply or have complied with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of the registration of us or any of our subsidiaries as a commercial real estate broker or broker-dealer. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or significantly impair our ability to gain new clients. Our broker-dealer operations are subject to periodic examination by the SEC and the FINRA. The FINRA may identify deficiencies in the procedures and practices of HFF Securities and may require HFF Securities to take remedial action. The FINRA may also identify significant violations of law, rules or regulations, resulting in formal disciplinary action and the imposition of sanctions, including potentially the revocation of HFF Securities’ registration as a broker-dealer. We cannot predict the outcome of any such examinations or processes, and any negative regulatory action may have a significant and material adverse affect on our company. In addition, it is possible that the regulatory scrutiny of, and litigation in connection with conflicts of interest will make our clients less willing to enter into transactions in which such a conflict may occur, and significantly impair our ability to gain new clients, which could adversely affect our business, financial condition and results of operation.

In addition, we may be adversely affected as a result of new or revised legislation or regulations adopted by the SEC, other United States or state or local governmental regulatory authorities or self-regulatory organizations that supervise the financial and commercial real estate markets.

We could be adversely affected if the Terrorism Risk Insurance Act of 2002 is not renewed beyond 2014, or is adversely amended, or if insurance for other natural or manmade disasters is interrupted or constrained.

Our business could be adversely affected if the Terrorism Risk Insurance Act of 2002, or TRIA, is not renewed beyond 2014, or is adversely amended, or if insurance for other natural and manmade disasters is interrupted or constrained. In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attack, the Terrorism Risk Insurance Act of 2002 was enacted to ensure the availability of commercial insurance coverage for terrorist acts in the United States. This law established a federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and required that coverage for terrorist acts be offered by insurers. Although TRIA was amended and extended through 2014, it is possible that TRIA will not be renewed beyond 2014, or could be adversely amended, which could adversely affect the commercial real estate markets and capital markets if a material subsequent event occurred. Lenders generally require owners of commercial real estate to maintain terrorism insurance. In the event TRIA is not renewed, terrorism insurance may become difficult or impossible to obtain. Natural disasters and the lack of commercially available wind damage and flood insurance could also have a negative impact on the acquisition, disposition and financing of the commercial properties in certain areas. Any of these events could result in a general decline in acquisition, disposition and financing activities, which could lead to a reduction in our fees for arranging such transactions as well as a reduction in our loan servicing activities due to increased delinquencies and lack of additional loans that we would have otherwise added to our portfolio, all of which could adversely affect our business, financial condition and results of operation.

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

As part of the Reorganization Transactions, approximately 45% of the partnership units in each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP) held by Holdings Sub, a wholly-owned subsidiary of HFF Holdings, were sold to HoldCo LLC, our wholly-owned subsidiary, for cash raised in the initial public offering. Beginning in February 2009, twenty-five percent partnership units in HFF LP and HFF Securities held by HFF Holdings may be exchanged by HFF Holdings for shares of our Class A common stock. In addition, members of HFF Holdings have the right to direct HFF Holdings to exchange an additional twenty-five percent of the partnership units in the Operating Partnerships held by the HFF Holdings for shares of our Class A common stock beginning in each of February 2010, 2011 and 2012. The initial sale and subsequent exchanges are expected to result in increases in the tax basis of the assets of HFF LP and HFF Securities that would be allocated to HFF, Inc. These increases in tax basis would likely reduce the amount of tax that we would otherwise be required to pay in the future depending on the amount, character and timing of our taxable income, but there can be no assurances that such treatment will continue in the future.

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

If HFF, Inc. were to cease participation in the management of the Operating Partnerships, its interest in the Operating Partnerships could be deemed an “investment security” for purposes of the Investment Company Act of 1940, or the 1940 Act. Generally, a person is deemed to be an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, absent an applicable exemption. HFF, Inc. has no material assets other than its equity interest in the Operating Partnerships and Holliday GP. A determination that this interest was an investment security could result in HFF, Inc. being an investment company under the 1940 Act and becoming subject to the registration and other requirements of the Investment Company Act. HFF, Inc. will not be deemed an investment company because it will manage the Operating Partnerships through its wholly owned subsidiary, Holliday GP. Holliday GP is the sole general partner of each of the Operating Partnerships.

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

Our Class A common stock may cease to be listed on the New York Stock Exchange, which would have an adverse impact on the liquidity and market price of our Class A common stock.

Our Class A common stock is currently listed on the NYSE. On March 9, 2009, we received a notice from the New York Stock Exchange (the “NYSE”) that we no longer were in compliance with the NYSE’s continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual. We were considered below criteria for the continued listing standards because our average market capitalization was below $75 million for the prior 30 trading-day period and our most recently reported total stockholders’ equity was less than $75 million. Under the applicable NYSE procedures, we have 45 days from the receipt of such notice to submit a cure plan to the NYSE. This plan must demonstrate our ability to achieve compliance with the continued listing standards within the next 18 months. We are currently exploring our options in connection with the listing of our Class A common stock, including the submission of such a cure plan to the NYSE within the required time frame. There can be no assurance, however, that our Class A common stock will continue to be listed on the NYSE. As a consequence of any delisting, the liquidity and market price of our Class A common stock would likely decline significantly and a stockholder would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of, our Class A common stock.

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

The trading market for our Class A common stock will depend in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts, not can we assure that any analysts will continue to follow us and issue research reports. Furthermore, if one or more of the analysts who do cover us downgrades our company or our industry, or the stock of any of our competitors, the price of our Class A common stock could decline. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause the price of our Class A common stock to decline.

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

HFF Holdings owns 20,355,000 partnership units in each of the Operating Partnerships. Our amended and restated certificate of incorporation will allow the exchange of partnership units in the Operating Partnerships (other than those held by us) for shares of our Class A common stock on the basis of two partnership units (one in each Operating Partnership) for one share of Class A common stock, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Pursuant to contractual provisions and subject to certain exceptions, HFF Holdings were restricted from exchanging partnership units for Class A common stock until January 2009. After that time, HFF Holdings has the right to exchange 25% of its partnership units, with an additional 25% becoming available for exchange each year thereafter. However, these contractual provisions may be waived, amended or terminated by the members of Holdings LLC following consultation with our Board of Directors.

HFF Holdings has entered into a registration rights agreement with us. Under that agreement HFF Holdings will have the ability to cause us to register the shares of our Class A common stock it could acquire upon exchange of its partnership units in the Operating Partnerships.

The market price of our Class A common stock may continue to be volatile, which could cause the value of your investment to decline or subject us to litigation.

Our stock price is affected by a number of factors, including quarterly and annual variations in our results and those of our competitors; changes to the competitive landscape; estimates and projections by the investment community; the arrival or departure of key personnel, especially the retirement or departure of key senior transaction professionals and management, including members of HFF Holdings; the introduction of new services by us or our competitors; and acquisitions, strategic alliances or joint ventures involving us or our competitors. Securities markets worldwide experience significant price and volume fluctuations as has been the case in the past and has most recently been the case since the middle of 2007. This market volatility, as well as general global and domestic economic, credit and liquidity issues, market or political conditions, has reduced and may continue to reduce the market price of our Class A common stock. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our Class A common stock could decrease significantly. Similar to other providers of commercial real estate and capital market services, the stock price of our Class A common stock declined significantly in 2008 and may continue to decline in the future.

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

Our certificate of incorporation and by-laws may delay or prevent a merger or acquisition that a stockholder may consider favorable by permitting our board of directors to issue one or more series of preferred stock, requiring advance notice for stockholder proposals and nominations, providing for a classified board of directors, providing for super-majority votes of stockholders for the amendment of the bylaws and certificate of incorporation, and placing limitations on convening stockholder meetings and not permitting written consents of stockholders. In addition, we are subject to provisions of the Delaware General Corporation Law that restrict certain business combinations with interested stockholders. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm the market price of our Class A common stock.

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

No matter was submitted to a vote of our security holders during the 4th quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock, par value $0.01 per share, trades on the New York Stock Exchange (“NYSE”) under the symbol “HF.” In connection with our initial public offering, our Class A common stock was priced for initial sale on January 30, 2007. There was no established public trading market for our common stock prior to that date. On March 6, 2009 the closing sales price, as reported by the NYSE was $1.23.

On March 9, 2009, the Company received a notice from the NYSE that it no longer was in compliance with the NYSE’s continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual. The Company was considered below criteria for the continued listing standards because the Company’s average market capitalization was below $75 million for the prior 30 trading-day period and its most recently reported total stockholders’ equity was less than $75 million. Under the applicable NYSE procedures, the Company has 45 days from the receipt of such notice to submit a cure plan to the NYSE. This plan must demonstrate the Company’s ability to achieve compliance with the continued listing standards within the next 18 months. The Company is currently exploring its options in connection with the listing of its Class A common stock, including the submission of such a cure plan to the NYSE within the required time frame. There can be no assurance, however, that the Company’s Class A common stock will continue to be listed on the NYSE.

The following table sets forth the high and low sale prices for our Class A common stock as reported by the NYSE for the periods indicated:

	2008
	High	Low

1st Quarter	$7.93	$4.63
2nd Quarter	7.56	4.91
3rd Quarter	6.40	3.96
4th Quarter	4.00	1.68

	2007
	High	Low

1st Quarter	$21.35	$15.00
2nd Quarter	18.15	14.37
3rd Quarter	15.75	9.70
4th Quarter	12.90	5.66

For equity compensation plan information, please refer to Item 12 in Part III of the Annual Report on Form 10-K.

Holders

On March 6, 2009, we had four stockholders of record of our Class A common stock.

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

Performance Graph

The following graph shows our cumulative total stockholder return for the period beginning with our initial public offering on January 30, 2007 and ending on December 31, 2008. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, and an industry peer group for this period.

The comparison below assumes $100 was invested on January 31, 2007 (the first trading day of our Class A common stock on the NYSE) in our Class A common stock and in each of the indices shown and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not indicative of future stock price performance. The peer group is comprised of the following publicly-traded real estate services companies: CB Richard Ellis Group, Inc and Jones Lang LaSalle Incorporated. These two companies represent our primary competitors that are publicly traded with business lines reasonably comparable to ours.

COMPARISON OF 23-MONTH CUMULATIVE TOTAL RETURN
Among HFF, Inc., The S&P 500 Index, and a Peer Group

	1/31/07	3/31/07	6/30/07	9/30/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08

● HFF, Inc.	100.00	80.21	82.94	63.48	41.39	26.79	30.43	21.44	13.10
■ S&P 500 Index	100.00	98.79	104.53	106.15	102.09	91.97	89.00	80.98	62.80
▲ Peer Group	100.00	95.33	103.00	86.33	63.04	66.15	54.86	38.96	19.36

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities of the Company during 2008.

Issuer Purchases of Equity Securities

We did not make any purchases of our Class A common stock or our Class B common stock during 2008.

Item 6.	Selected Financial Data

The following tables present our selected consolidated financial data, which reflects the financial position and results of operations as if Holliday GP, the Operating Partnerships and HFF, Inc., were combined for all periods presented. The selected historical consolidated financial data as of and for the years ended December 31, 2008, 2007, and 2006 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data for the year ended December 31,

2005 and 2004 was also derived from our audited consolidated financial statements, not otherwise included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future performance or results of operations. You should read the combined historical financial data together with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K and with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and the combined financial statements and the related notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K.

	For The Year Ended December 31,
	2008	2007	2006	2005	2004

Statement of Income Data:
Total revenue	$131,687	$255,666	$229,697	$205,848	$143,691
Operating expenses	130,401	207,686	175,410	157,759	113,961

Operating income	1,286	47,980	54,287	48,089	29,730
Interest and other income, net	4,928	6,469	1,139	414	67
Interest expense	(20)	(407)	(3,541)	(80)	(86)
Decrease in payable under the tax receivable agreement	3,862	—	—	—	—

Income before income taxes and minority interest	10,056	54,042	51,885	48,423	29,711
Income taxes(a)	5,043	9,874	332	288	296

Income before minority interest	5,013	44,168	51,553	48,135	29,415
Minority interest	4,784	29,748	—	—	—

Net income	$229	$14,420	$51,553	$48,135	$29,415
Less net income earned prior to IPO and reorganization	—	(1,893)	(51,553)	(48,135)	(29,415)

Income available to common stockholders	$229	$12,527	$—	$—	$—

Diluted earnings per common share	$0.01	$0.84	—	—	—

Balance Sheet Data:
Total assets	$203,392	$240,476	$154,302	$38,630	$23,940
Long term debt, excluding current portion	$60	$111	$91	$150	$193
Total liabilities	$137,766	$180,648	$198,620	$29,521	$11,568

(a)	Prior to the Reorganization Transactions in January 2007, we operated as two limited liability companies (HFF Holdings and Holdings Sub), a corporation (Holliday GP) and two limited partnerships (HFF LP and HFF Securities), which two partnerships we refer to as the Operating Partnerships. As a result, our income was subject to limited U.S. federal income taxes and our income and expenses were passed through and reported on the individual tax returns of the members of HFF Holdings. Income taxes shown on the Company’s Consolidated Statements of Income reflect federal income taxes of the corporation and business and corporate income taxes in various jurisdictions. Following the initial public offering, the Company became subject to additional entity-level taxes that are reflected in our consolidated financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Key Financial Measures and Indicators — Costs and Expenses — Income Tax Expense.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our Business

We are one of the leading providers of commercial real estate and capital markets services to the U.S. commercial real estate industry based on transaction volume and are one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 18 offices nationwide with approximately 163 transaction professionals and approximately 270 support associates. In 2008, we advised on approximately $19.2 billion of completed commercial real estate transactions, approximately a 56.0% decrease compared to the approximately $43.5 billion of completed transactions we advised on in 2007.

Substantially all of our revenues are in the form of capital markets service fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We also earn fees from commercial loan servicing activities. We believe that our multiple product offerings, diverse client mix, expertise in a wide range of property types and national platform create a diversified revenue stream. Our revenues and net income available to common stockholders were $131.7 million and $0.2 million, respectively, for the year ended December 31, 2008, compared to $255.7 million and $12.5 million, respectively, for the year ended December 31, 2007.

Our business may be significantly affected by factors outside of our control, particularly including:

•	Economic and commercial real estate market downturns. Our business is dependent on international and domestic economic conditions and the demand for commercial real estate and related services in the markets in which we operate and a slow down, a significant downturn and/or a recession in either the global economy and/or the domestic economy, including but not limited to even a regional economic downturn, could adversely affect our business as is currently the case. A general decline in acquisition and disposition activity can lead to a reduction in fees and commissions for arranging such transactions, as well as in fees and commissions for arranging financing for acquirers and property owners that are seeking to recapitalize their existing properties as is currently the case. Likewise, a general decline in commercial real estate investment activity can lead to a reduction in fees and commissions for arranging acquisitions, dispositions and financings for acquisitions as well as for recapitalizations for existing property owners as well as a significant reduction in our loan servicing activities, due to increased delinquencies and defaults and lack of additional loans that we would have otherwise added to our loan servicing portfolio, all of which would have an adverse effect on our business as is currently the case and is expected to continue for the foreseeable future.

•	Global and domestic credit and liquidity issues. Global and domestic credit and liquidity issues have lead to and are expected to continue to lead to an economic downturn including but not limited to commercial real estate market downturn which have led to a decrease in transaction activity and lower values which is expected to continue for the foreseeable future. The current situation in the global credit markets whereby many world governments (including but not limited to the U.S. where the Company transacts virtually all of its business) have had to take unprecedented and uncharted steps to either support the financial institutions in their respective countries from collapse or taken direct ownership of same is unprecedented in the Company’s history. Restrictions on the availability of capital, both debt and/or equity, have created significant reductions and could further reduce the liquidity in and flow of capital to the commercial real estate markets, as is currently the case and is expected to continue for the foreseeable future. These restrictions could also cause commercial real estate prices to decrease due to the reduced amount of equity capital and debt financing available, as is currently the case and is expected to continue for the foreseeable future. In particular, global and domestic credit and liquidity issues may reduce the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes, which could also adversely affect our capital markets services revenues including our servicing revenue, as is currently the case and is expected to continue for the foreseeable future.

•	Decreased investment allocation to commercial real estate class. Allocations to commercial real estate as an asset class for investment portfolio diversification may decrease for a number of reasons beyond our control, including but not limited to poor performance of the asset class relative to other asset classes or the superior performance of other asset classes when compared with continued good performance of the commercial real estate asset class or the poor performance of all asset classes. In addition, while commercial real estate is now viewed as an accepted and valid class for portfolio diversification, if this perception changes, there could be a significant reduction in the amount of debt and equity capital available in the commercial real estate sector. In particular, reductions in debt and/or equity allocations to commercial real estate may reduce the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes, which could also adversely affect our capital markets services revenues including our servicing revenue, as is currently the case and is expected to continue for the foreseeable future.

•	Fluctuations in interest rates. Significant fluctuations in interest rates as well as steady and protracted movements of interest rates in one direction (increases or decreases) could adversely affect the operation and income of commercial real estate properties as well as the demand from investors for commercial real estate investments. Both of these events could adversely affect investor demand and the supply of capital for debt and equity investments in commercial real estate. In particular, increased interest rates may cause prices to decrease due to the increased costs of obtaining financing and could lead to decreases in purchase and sale activities thereby reducing the amounts of investment sales and loan originations and related servicing fees. If our investment sales origination and servicing businesses are negatively impacted, it is likely that our other lines of business would also suffer due to the relationship among our various capital markets services.

The factors discussed above have adversely affected and continue to be a risk to our business as evidenced by the significant disruptions in the global capital and credit markets, especially in the domestic capital markets. In particular, global and domestic credit and liquidity issues reduced in 2008 and may continue to reduce the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes. This has had and may continue to have a significant adverse effect on our capital markets services revenues. The significant balance sheet issues of many of the CMBS lenders, banks, life insurance companies, captive finance companies and other financial institutions have adversely affected and will likely continue to adversely affect the flow of commercial mortgage debt to the U.S. capital markets as well and can potentially adversely affect all of our capital markets services platforms and resulting revenues and is expected to continue for the foreseeable future.

The ongoing economic slow down and domestic and global recession also continue to be a risk, not only due to the potential negative adverse impacts on the performance of U.S. commercial real estate markets, but also to the ability of lenders and equity investors to generate significant funds to continue to make loans and equity available to the commercial real estate market especially in the U.S. where we operate.

Other factors that may adversely affect our business are discussed under the heading “Forward-Looking Statements” and under the caption “Risk Factors” in this Annual Report on Form 10-K.

Key Financial Measures and Indicators

Revenues

Substantially all of our revenues are derived from capital markets services. These capital markets services revenues are in the form of fees collected from our clients, usually negotiated on a transaction-by-transaction basis, which includes origination fees, investment sales fees earned for brokering sales of commercial real estate, loan servicing fees and loan sales and other production fees. We also earn interest on mortgage notes receivable during the period between the origination of the loan and the subsequent sale to Freddie Mac. For the year ended December 31, 2008, we had total revenues of $131.7 million, of which approximately 95.7% were attributable to capital markets services revenue, 1.4% were attributable to interest on mortgage notes receivable and 2.9% were attributable to other revenue sources. For the year ended December 31, 2007, our total revenues equaled $255.7 million, of which 98.0% were generated by our capital markets services, 0.6% were attributable to interest on mortgage notes receivable and 1.4% were attributable to other revenue sources.

Total Revenues:

Capital markets services revenues.  We earn our capital markets services revenue through the following activities and sources:

•	Origination fees. Our origination fees are earned through the placement of debt, equity and structured financing. Debt placements represent the majority of our business, with approximately $11.8 billion and $23.5 billion of debt transaction volume in 2008 and 2007, respectively. Fees earned by HFF Securities for discretionary and non-discretionary equity capital raises and other investment banking services are also included with capital markets services revenue in our consolidated statements of income. We recognize origination revenues at the closing of the applicable financing and funding of capital, when such fees are generally collected. We recognize fees earned by HFF Securities at the time the capital is funded unless collectibility of our fees are not reasonably assured, in which case, we recognize fees as they are collected.

•	Investment sales fees. We earn investment sales fees by acting as a broker for commercial real estate owners seeking to sell a property(ies) or an interest in a property(ies). We recognize investment sales revenues at the close and funding of the sale, when such fees are generally collected.

•	Loan servicing fees. We generate loan servicing fees through the provision of collection, remittance, recordkeeping, reporting and other related loan servicing functions, activities and services. We also earn fees through escrow balances maintained as a result of required reserve accounts and tax and insurance escrows for the loans we service. We recognize loan servicing revenues at the time services are rendered, provided the loans are current and the debt service payments are actually made by the borrowers. We recognize the other fees related to escrows and other activities at the time the fees are paid.

•	Loan sales and other production fees. We generate loan sales and other production fees through assisting our clients in their efforts to sell all or portions of commercial real estate debt notes. We recognize loan sales and other production revenues at the close and funding of the capital to consummate sale, when such fees are generally collected.

Interest on mortgage notes receivable.  We recognize interest income on the accrual basis during the approximately one month holding period based on the contract interest rate in the loan that is to be purchased by Freddie Mac, provided that the debt service is paid by the borrower.

Other.  Our other revenues include expense reimbursements from clients related to out-of-pocket costs incurred, which reimbursements are considered revenue for accounting purposes.

A substantial portion of our transactions are success based, with a small percentage including retainer fees (such retainer fees typically being included in a success-based fee upon the closing of a transaction) and/or break fees. Transactions that are terminated before completion will sometimes generate breakage fees, which are usually calculated as a set amount or a percentage (which varies by deal size and amount of work done at the time of breakage) of the fee we would have received had the transaction closed. The amount and timing of all of the fees paid vary by the type of transaction and are generally negotiated on a transaction-by-transaction basis.

Costs and Expenses

The largest components of our expenses are our operating expenses, which consist of cost of services, personnel expenses not directly attributable to providing services to our clients, occupancy expenses, travel and entertainment expenses, supplies, research and printing expenses and other expenses. For the years ended December 31, 2008 and 2007, our total operating expenses were $130.4 million and $207.7 million, respectively. In addition, we incur non-operating expenses relating to interest expense and income tax expense.

Operating Expenses:

Cost of Services.  The largest portion of our expenses is cost of services. We consider personnel expenses directly attributable to providing services to our clients and certain purchased services to be directly attributable to the generation of our capital markets services revenue, and classify these expenses as cost of services in the consolidated statements of income. Personnel expenses include employee-related compensation and benefits. Most of our transaction professionals are paid commissions; however, there are some transaction professionals who are initially paid a salary or draw with commissions credited against the salary or draw. Analysts, who support transaction professionals in executing transactions, are paid a salary plus a discretionary bonus, which is usually calculated as a percentage of an analyst bonus pool or as direct bonuses for each transaction, depending on the policy of each regional office. All other employees receive a combination of salary and an incentive bonus based on performance, job function, individual office policy/profitability, and overall corporate profitability.

Personnel.  Personnel expenses include employee-related compensation and benefits that are not directly attributable to providing services to our clients, profit participation bonuses and stock based compensation. Offices or lines of business that generate profit margins of 14.5% or more are entitled to profit participation bonuses equal to 15% of net income generated by the office or line of business. The allocation of the profit participation and how it is shared within the office are determined by the office head with a review by the managing member of HFF LP or HFF Securities, as the case may be. In 2008 and 2007, total profit participation bonuses paid were approximately 36.8% and 16.9% respectively of operating profit before the profit participation bonus. This increased percentage is due to lower operating profit achieved in 2008.

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

As a result of our initial public offering, we are no longer a privately-owned company and our costs for such items as insurance, accounting and legal advice have increased substantially relative to our historical costs for such services. We have also incurred costs which we had not previously incurred for directors fees, increased directors and officers insurance, investor relations fees, expenses for compliance with the Sarbanes-Oxley Act and new rules implemented by the Securities and Exchange Commission and the New York Stock Exchange, and various other costs of a public company. Actual public company costs incurred during 2008 and 2007 were approximately $5.2 million and $5.9 million, respectively, which included costs related to meeting the legal and regulatory requirements of a public company, including Section 404 of the Sarbanes-Oxley Act. We will continue to incur these costs, possibly at an increased level, in the future.

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

Decrease in Payable Under the Tax Receivable Agreement:

The decrease in the payable under the tax receivable agreement represents the decrease in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement due to a change in the effective tax rate used to value the deferred tax benefit. This decrease in tax benefits owed to HFF Holdings represents 85% of the decrease in the related deferred tax asset.

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

Following our initial public offering, the Operating Partnerships have operated and will continue to operate in the U.S. as partnerships for U.S. federal income tax purposes. In addition, however, the Company is subject to additional entity-level taxes that are reflected in our consolidated financial statements.

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

Results of Operations

Following is a discussion of our results of operation for the years ended December 31, 2008, 2007 and 2006. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

	For The Year Ended December 31,
	2008		2007		Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(Dollars in thousands, unless percentages)

Revenues
Capital markets services revenue	$126,076	95.7%	$250,576	98.0%	$(124,500)	(49.7)%
Interest on mortgage notes receivable	1,819	1.4%	1,585	0.6%	234	14.8%
Other	3,792	2.9%	3,505	1.4%	287	8.2%

Total revenues	131,687	100.0%	255,666	100.0%	(123,979)	(48.5)%
Operating expenses
Cost of services	85,335	64.8%	148,026	57.9%	(62,691)	(42.4)%
Personnel	8,803	6.7%	17,224	6.7%	(8,421)	(48.9)%
Occupancy	7,527	5.7%	8,009	3.1%	(482)	(6.0)%
Travel and entertainment	5,971	4.5%	6,810	2.7%	(839)	(12.3)%
Supplies, research and printing	6,792	5.2%	8,776	3.4%	(1,984)	(22.6)%
Other	15,973	12.1%	18,841	7.4%	(2,868)	(15.2)%

Total operating expenses	130,401	99.0%	207,686	81.2%	(77,285)	(37.2)%

Operating income	1,286	1.0%	47,980	18.8%	(46,694)	(97.3)%
Interest and other income, net	4,928	3.7%	6,469	2.5%	(1,541)	(23.8)%
Interest expense	(20)	(0.0)%	(407)	(0.2)%	387	(95.1)%
Decrease in payable under the tax receivable agreement	3,862	2.9%	—	0.0%	3,862	NM

Income before taxes and minority interest	10,056	7.6%	54,042	21.1%	(43,986)	(81.4)%
Income tax expense	5,043	3.8%	9,874	3.9%	(4,831)	(48.9)%

Income before minority interest	5,013	3.8%	44,168	17.3%	(39,155)	(88.7)%
Minority interest	4,784	3.6%	29,748	11.6%	(24,964)	(83.9)%

Net income	$229	0.2%	$14,420	5.6%	$(14,191)	(98.4)%

“NM” = Not Meaningful

Revenues.  Our total revenues were $131.7 million for the year ended December 31, 2008 compared to $255.7 million for the same period in 2007, a decrease of $124.0 million, or 48.5%. Revenues decreased primarily as a result of the decrease in production volumes in several of our capital markets services platforms brought about, in significant part, by a slowing economy, both globally and domestically, as well as from the unprecedented disruptions in the global and domestic capital and credit markets.

•	The revenues we generated from capital markets services for the year ended December 31, 2008 decreased $124.5 million, or 49.7%, to $126.1 million from $250.6 million for the same period in 2007. The decrease is primarily attributable to decreased production.

•	The revenues derived from interest on mortgage notes was $1.8 million for the year ended December 31, 2008 compared to $1.6 million for the same period in 2007, an increase of $0.2 million. The increase is due to an increase in the number of loans originated and increased average loan values in our participation in Freddie Mac’s Program Plus Seller Servicer® Program during the year ended December 31, 2008, compared to the same period in 2007.

•	The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred, were $3.8 million for the year ended December 31, 2008 compared to $3.5 million for the same period in 2007, an increase of $0.3 million, or 8.2%. Other revenues increased primarily as a result of an increased effort to recoup out of pocket costs especially during the slowdown in the economy.

Total Operating Expenses.  Our total operating expenses were $130.4 million for the year ended December 31, 2008 compared to $207.7 million for the same period in 2007, a decrease of $77.3 million, or 37.2%. Expenses decreased primarily due to lower cost of services and personnel costs as a result of the reduction in capital markets services revenue, and decreased professional fees of $1.2 million and supplies, research and printing costs of $2.0 million.

•	The costs of services for the year ended December 31, 2008 decreased $62.7 million, or 42.4%, to $85.3 million from $148.0 million for the same period in 2007. The decrease is primarily the result of the decrease in commissions and other incentive compensation directly related to the decrease in capital markets services revenues. Cost of services as a percentage of capital markets services and other revenues were approximately 65.7% and 58.3% for the years ended December 31, 2008 and December 31, 2007, respectively. This percentage increase in 2008 is primarily attributable to the fixed portion of cost of services, such as salaries for our analysts and fringe benefit costs being spread over a lower revenue base.

•	Personnel expenses that are not directly attributable to providing services to our clients for the year ended December 31, 2008 decreased $8.4 million, or 48.9%, to $8.8 million from $17.2 million for the same period in 2007. The decrease is primarily related to a decrease in profit participation expense resulting from the lower operating income during the year ended December 31, 2008. This decrease was slightly offset by increased salaries of $0.6 million during the year ended December 31, 2008 as compared to the same period in the prior year.

•	The stock compensation cost, included in personnel expenses, that has been charged against income for the year ended December 31, 2008, was $0.9 million as compared to $0.8 million for the same period in 2007. At December 31, 2008, there was approximately $1.4 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the nonvested restricted stock units is two years as of December 31, 2008. The weighted average remaining contractual term of the nonvested options is 11 years as of December 31, 2008.

•	Occupancy, travel and entertainment, and supplies, research and printing expenses for the year ended December 31, 2008 decreased $3.3 million, or 14.0%, to $20.3 million compared to the same period in 2007. This decrease is primarily due to decreased supplies, research and printing expenses as well as lower travel and entertainment costs stemming from the decrease in capital markets services revenues.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $16.0 million in the year ended December 31, 2008, a decrease of $2.9 million, or 15.2%, versus $18.8 million in the year ended December 31, 2007. This decrease is primarily related to decreases in professional fees and marketing expenses. The Company experienced higher professional fees of approximately $1.2 million during the year ended December 31, 2007 primarily as a consequence of fees related to the Company’s initial public offering and initial compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, that were incurred during this period. Marketing expenses decreased $1.0 million in 2008 due to a decrease in corporate and local advertising and corporate-sponsored events.

Operating income.  Our operating income in 2008 decreased $46.7 million, or 97.3%, to $1.3 million from $48.0 million in 2007. We attribute this decrease to several factors, with the most significant cause being a decrease of revenues of $124.0 million related to current year market conditions.

Interest and other income, net.  Interest and other income, net in 2008 decreased $1.5 million, or 23.8%, to $4.9 million from $6.5 million in 2007. This decrease was primarily due to lower interest income earned due to lower interest rates and a lower average cash balance and to lower income recognized on mortgage servicing rights .

Net Income.  Our net income for the year ended December 31, 2008 was $0.2 million, a decrease of $14.2 million, or 98.4%, versus $14.4 million for the same fiscal period in 2007. We attribute this decrease to several factors, with the most significant cause being a decrease of revenues of $124.0 million related to current year market conditions and the resulting lower operating income. Factors slightly offsetting this decrease included:

•	The interest expense we incurred during the year ended December 31, 2008 totaled $20,000, compared to $407,000 of similar expenses incurred in the year ended December 31, 2007. This decrease resulted from interest expense in the amount of $0.4 million on a Credit Agreement with Bank of America in January 2007. The outstanding balance of $56.3 million under this Credit Agreement was paid off with the proceeds from the initial public offering and we contemporaneously entered into an Amended Credit Agreement with Bank of America providing for our current $40.0 million line of credit. We have not drawn on our current line of credit since entering into the Amended Credit Agreement in February 2007.

•	The decrease in the payable under the tax receivable agreement of $3.9 million reflects the decrease in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement. This decrease in tax benefits owed to HFF Holdings represents 85% of the decrease in the related deferred tax asset of $4.6 million.

•	Income tax expense was approximately $5.0 million for the year ended December 31, 2008, a decrease of $4.8 million from $9.9 million in the year ended December 31, 2007. This decrease is primarily due to the decrease in net operating income experienced during the year ended December 31, 2008 compared to the same period in the prior year. During the year ended December 31, 2008, the Company recorded a current income tax benefit of $2.5 million which was offset by deferred income tax expense of $7.6 million, primarily relating to the amortization of the step-up in basis from the Operating Partnership’s election under section 754 of the Internal Revenue Code of 1986, as amended, and a change in the rates used to measure the Company’s deferred tax assets. For further detail relating to the Operating Partnership’s Section 754 election, refer to Note 13 to our consolidated financial statements. During the year ended December 31, 2007, the Company recorded current income tax expense of $3.7 million and deferred income tax expense of $6.2 million.

•	Minority interest equaled $4.8 million in the year ended December 31, 2008, representing the minority interest relating to the ownership interest of HFF Holdings in the Operating Partnerships, a decrease of $25.0 million from the same period of the prior year. This decrease is due to lower income realized by the Operating Partnerships in 2008.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	For The Year Ended December 31,
	2007		2006		Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(Dollars in thousands, unless percentages)

Revenues
Capital markets services revenue	$250,576	98.0%	$225,242	98.1%	$25,334	11.2%
Interest on mortgage notes receivable	1,585	0.6%	1,354	0.5%	231	17.1%
Other	3,505	1.4%	3,101	1.4%	404	13.0%

Total revenues	255,666	100%	229,697	100%	25,969	11.3%
Operating expenses
Cost of services	148,026	57.9%	130,708	56.9%	17,318	13.2%
Personnel	17,224	6.7%	13,471	5.9%	3,753	27.9%
Occupancy	8,009	3.1%	6,319	2.8%	1,690	26.7%
Travel and entertainment	6,810	2.7%	5,789	2.5%	1,021	17.6%
Supplies, research and printing	8,776	3.4%	6,463	2.8%	2,313	35.8%
Other	18,841	7.4%	12,660	5.5%	6,181	48.8%

Total operating expenses	207,686	81.2%	175,410	76.4%	32,276	18.4%

Operating income	47,980	18.8%	54,287	23.6%	(6,307)	(11.6)%
Interest and other income, net	6,469	2.5%	1,139	0.5%	5,330	468.0%
Interest expense	(407)	(0.2)%	(3,541)	1.5%	(3,134)	(88.5)%

Income before taxes and minority interest	54,042	21.1%	51,885	22.6%	2,157	4.2%
Income tax expense	9,874	3.9%	332	0.1%	9,542	N/M

Income before minority interest	44,168	17.3%	51,553	22.4%	(7,385)	(14.3)%
Minority interest	29,748	11.6%	—	0.0%	29,748	N/M

Net income	$14,420	5.6%	$51,553	22.4%	$(37,133)	(72.0)%

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

•	The costs of services for the year ended December 31, 2007 increased $17.3 million, or 13.2%, to $148.0 million from $130.7 million for the same period in 2006. The increase is most significantly a result of commissions on increased capital markets services provided for clients.

•	Personnel expenses that are not directly attributable to providing services to our clients for the year ended December 31, 2007 increased $3.7 million, or 27.9%, to $17.2 million from $13.5 million for the same period in 2006. The increase is primarily related to higher profit participation and other bonus payouts in 2007 as well as increased headcount.

•	The stock compensation cost, included in personnel expenses, that has been charged against income for the year ended December 31, 2007, was $0.8 million. At December 31, 2007, there was approximately $2.1 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the nonvested restricted stock units is 3 years as of December 31, 2007. The weighted average remaining contractual term of the nonvested options is 12 years as of December 31, 2007.

•	Occupancy, travel and entertainment, and supplies, research and printing expenses for the year ended December 31, 2007 increased $5.0 million, or 27.1%, to $23.6 million compared to the same period in 2006. These increases are primarily due to increased business activity, and additional space occupied, higher rents and new office space.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $18.8 million in the year ended December 31, 2007, an increase of $6.1 million, or 48.8%, versus $12.7 million in the year ended December 31, 2006. This increase is primarily related to costs associated with increased professional fees in relation to the Reorganization Transactions, increased amortization on intangible assets and increased insurance costs.

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

Financial Condition

Total assets decreased to $203.4 million at December 31, 2008 compared to $240.5 million at December 31, 2007 due primarily to:

•	A decrease of $7.6 million in our deferred tax assets primarily as a result of the amortization of the step-up in basis from the Section 754 election.

•	A decrease in cash and cash equivalents to $37.0 million at December 31, 2008 compared to $43.7 million at December 31, 2007.

•	A decrease in mortgage notes receivable to $16.3 million at December 31, 2008 from $41.0 million at December 31, 2007 due to the timing of sales of loans to Freddie Mac.

Total liabilities decreased to $137.8 million at December 31, 2008 compared to $180.6 million at December 31, 2007 due primarily to:

•	A decrease in the payable under the tax receivable agreement of $3.9 million, representing 85% of the decrease in our deferred tax assets, which decreased due to a change in the tax rate used to measure our deferred tax assets. Also, in conjunction with the filing of the Company’s 2007 federal and state tax returns, the benefit for 2007 relating to the Section 754 basis step-up was finalized resulting in $6.2 million in tax benefits in 2007. As such, during August 2008, the Company paid $5.3 million to HFF Holdings under this tax receivable agreement.

•	A reduction in the warehouse line of credit of $24.7 million due to the timing of the sale of loans to Freddie Mac and the corresponding draws on the line of credit.

•	A decrease in accrued compensation and related taxes of $7.6 million due to payment of year end bonus accruals and a lower profit participation accrual at December 31, 2008 as compared to December 31, 2007.

Stockholders equity increased to $39.1 million at December 31, 2008 from $38.0 million at December 31, 2007 primarily due to the net income earned during the year ended December 31, 2008 and the recording of stock based compensation of $0.9 million.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of distributions to members of HFF Holdings and payment of commissions and bonuses to employees.

2008

Cash and cash equivalents decreased $6.7 million in the year ended December 31, 2008. Net cash of $6.4 million was used in operating activities, primarily resulting from a $3.6 million increase in prepaid expenses and other current assets, a $7.6 million decrease in accrued compensation and related taxes, $5.3 million decrease in the payable under the tax receivable agreement and a $1.5 million decrease in accounts payable. These uses of cash were partially offset by the decrease in deferred taxes of $7.6 million and a $1.3 million decrease in receivable from affiliates. Cash of $0.3 million was used for investing in property and equipment and a non-compete agreement which was offset by $0.1 million of net proceeds from investments. Financing activities used $0.2 million of cash primarily due to payments on capital leases and distributions to the minority interest holder.

2007

Cash and cash equivalents increased $40.4 million in the year ended December 31, 2007. Net cash of $62.9 million was provided by operating activities, primarily resulting from net income of $14.4 million (before minority interest expense adjustment of $29.7 million). Cash of $4.3 million was used for investing in property and equipment. Financing activities used $18.2 million of cash primarily due to payments under our credit agreement of $56.4 million, which was partially offset by proceeds from the issuance of our Class A common stock in the amount of $272.1 million, less $215.9 million used to purchase the ownership interests in the operating partnerships.

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At December 31, 2008, our cash and cash equivalents were invested or held in a mix of money market funds and bank demand deposit accounts at one financial institution. Our current liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash levels, credit lines, interest and payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. We have historically maintained a line of credit under our revolving credit facility in excess of anticipated liquidity requirements.

Prior to the Reorganization Transactions, cash distributions to HFF Holdings were generally made two times each year by the Operating Partnerships, although approximately 75% to 90% of the anticipated total annual distribution was distributed to HFF Holdings each January. Therefore, levels of cash on hand decreased significantly after the January distribution of cash to HFF Holdings, and gradually increased until year end. As a result of the initial public offering, we no longer make distributions as described above. Following the initial public offering, in accordance with the Operating Partnerships’ partnership agreements, and approval from the board of directors of HFF, Inc. and approval from GP Corp (as general partner of the Operating Partnerships), the Operating Partnerships make quarterly distributions to its partners, including HFF, Inc., in an amount sufficient to cover all applicable taxes payable by the members of HFF Holdings and by us and to cover dividends, if any, declared by the board of directors. During the years ended December 31, 2008 and 2007, the Operating Partnerships distributed $0.1 million and $14.3 million, respectively to HFF Holdings. These distributions decreased the minority interest balance on the Consolidated Balance Sheet. During the second quarter 2009, we anticipate the Operating Partnerships to make a distribution of approximately $1.5 million to HFF Holdings.

Over the twelve month period ended December 31, 2008, we used approximately $6.4 million of cash for operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the year ended December 31, 2008, we incurred approximately $130.4 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the year ended December 31, 2008, approximately 44.8% of our operating expenses were variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. However, if the current state of the economy continues to deteriorate at the rate it did during 2008 and it continues to adversely impact our capital markets services revenues, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand. As of February 28, 2009, our cash and cash equivalents were $31.6 million. During the fourth quarter 2008 we eliminated 57 positions and took other cost saving actions that will result in approximately $5.0 million of annual cost savings. We will continue to evaluate other opportunities for cost savings. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. We have estimated that the payments that will be made to HFF Holdings will be $108.3 million. Our liquidity needs related to our long term obligations are primarily related to our facility leases and long-term debt obligations. In connection with our initial public offering, we paid off the entire balance of our credit facility of $56.3 million and entered into a new credit facility that provides us with a $40.0 million line of credit. Additionally, for the year ended December 31, 2008, we incurred approximately $7.5 million in occupancy expenses and approximately $20,000 in interest expense.

We entered into a new credit facility with Bank of America, N.A. for a new $40.0 million line of credit that was put in place contemporaneously with the consummation of the initial public offering. This new credit facility matures on February 5, 2010 and may be extended for one year based on certain conditions as defined in the agreement. Interest on outstanding balance is payable at the applicable LIBOR rate (for interest periods of one, two, three, six or twelve months) plus 200 basis points, 175 basis points or 150 basis points (such margin is determined from time to time in accordance with the Amended Credit Agreement, based on our then applicable consolidated leverage ratio) or the Federal Funds Rate (0.14% at December 31, 2008) plus 0.5% or the Prime Rate (3.25% at December 31, 2008) plus 1.5%. The Amended Credit Agreement also requires payment of a commitment fee of 0.2% or 0.3% on the unused amount of credit based on the total amount outstanding. Additionally, on June 27, 2008, we entered into an amendment to the Amended Credit Agreement to modify the calculation of the Consolidated Fixed Charge Coverage Ratio, as defined therein, as it relates to the Quarterly Tax Distributions, as defined therein, and to modify certain annual and quarterly reporting obligations of HFF LP under the Amended Credit Agreement. The Company did not borrow on this revolving credit facility during the year ended December 31, 2008.

Our current $40 million revolving credit facility imposes certain operating and financial conditions on us that, in certain instances, could result in a reduction of availability under our line of credit or an event of default. In the case of an event of default, Bank of America may terminate the credit facility and, if any borrowings are outstanding, declare such borrowings due and payable. Availability, which determines the total amount of the line of credit available to us at a specific time, is defined under the Amended Credit Agreement as three times the difference between Consolidated EBITDA, as defined therein, and Consolidated Fixed Charges, as defined therein. As of December 31, 2008, based on our Availability, we have $25.1 million of the $40.0 million undrawn line of credit available to us under our revolving credit facility. In addition, the financial covenants under the Amended Credit Agreement currently require us to maintain a maximum leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, each as defined therein, and a minimum fixed charge coverage ratio of Consolidated EBITDA to Consolidated Fixed Charges, each as defined therein. Our ability to meet these requirements and financial ratios can be affected by events beyond our control, and we may not be able to continue to satisfy such requirements or ratios when required in the future. In particular, if current conditions in the credit market and commercial real estate market continue or worsen in the future, we may no longer have any availability under our credit facility and/or be in compliance with the financial covenants under our credit facility. As a result, we may no longer be able to borrow any funds under this facility’s line of credit. In addition, we cannot make any assurances that we would be able to negotiate a waiver or amendment to our current facility or enter into a replacement line of credit on acceptable terms or at all.

On October 29, 2008, Bank of America announced plans that they would participate in the U.S. government’s Troubled Asset Relief Program (TARP) and has subsequently applied for and received additional assistance from the U.S government. As of this time, we are unable to determine what impact, if any, this may have on our ability to utilize our line of credit under the Amended Credit Agreement.

In 2005, we entered into an uncommitted financing arrangement with Red Mortgage Capital, Inc. to fund our Freddie Mac loan closings. Pursuant to this arrangement, Red Mortgage Capital funds multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. On December 31, 2008, National City Corporation, which is the parent company of Red Mortgage Capital, was merged with and into The PNC Financial Services Group, Inc. Although we have not experienced any changes with our warehouse line of credit with Red Mortgage Capital, as of this time we are unable to determine what impact, if any, this transaction may have on our ability to continue to obtain financing from Red Mortgage Capital to support our participation in Freddie Mac’s Program Plus Seller Servicer Program.

In October 2007, as a result of increases in the volume of the Freddie Mac loans that HFF LP originates as part of its participation in Freddie Mac’s Program Plus Seller Servicer program and recently imposed borrowing limits under the financing arrangement with Red Mortgage Capital of $150.0 million, we began pursuing alternative financing arrangements to potentially supplement or replace our existing financing arrangement with Red Mortgage Capital. On October 30, 2007, we entered into an amendment to the Amended Credit Agreement to clarify that the $40.0 million line of credit under the Amended Credit Agreement is available to us for purposes of originating such Freddie Mac loans. In addition, in November 2007, we obtained an uncommitted $50.0 million financing arrangement from The Huntington National Bank to supplement our Red Mortgage Capital financing arrangement. The Red Mortgage Capital and Huntington National Bank financing arrangements are only for the purpose of supporting our participation in Freddie Mac’s Program Plus Seller Servicer program, and cannot be used for any other purpose. As of December 31, 2008, we had outstanding borrowings of $16.3 million under the Red Mortgage

Capital/Huntington National Bank arrangements and a corresponding amount of mortgage notes receivable. Although we believe that our current financing arrangements with Red Mortgage Capital and The Huntington National Bank and our lines of credit under the Amended Credit Agreement are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

Critical Accounting Policies; Use of Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles. In applying many of these accounting principles, we make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and our actual results may change negatively based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. See the notes to our consolidated financial statements for a summary of our significant accounting policies.

Goodwill.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the estimated enterprise value of the Company. In determining the fair value of the Company for purposes of evaluating goodwill for impairment, we utilize an enterprise market valuation approach. In applying this approach, we use the stock price of our Class A common stock as of the measurement date multiplied by the sum of current outstanding shares and an estimated control premium. As of March 6, 2009, management’s analysis indicates that a greater than 16% decline in the estimated enterprise value of the Company may result in the recorded goodwill being impaired and would require management to measure the amount of the impairment charge. Goodwill is considered impaired if the recorded book value of goodwill exceeds the implied fair value of goodwill as determined under this valuation technique. We use our best judgment and information available to us at the time to perform this review.

Intangible Assets.  Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders and deferred financing costs. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing and discount rates are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of December 31, 2008, the fair value and net book value of the servicing rights were $8.4 million and $7.3 million, respectively. A 10%, 20% and 30% increase in the level of assumed prepayments would decrease the estimated fair value of the servicing rights at the stratum level by up to 1.7%, 3.3% and 4.9%, respectively. A 10%, 20% and 30%

increase in the cost of servicing the loan portfolio would decrease the estimated fair value of the servicing rights at the stratum level by up to 21.4%, 42.8% and 64.2%, respectively. A 10%, 20% and 30% increase in the discount rate would decrease the estimated fair value of the servicing rights at the stratum level by up to 3.4%, 6.7% and 9.7%, respectively. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization over eight years. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.

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

Effective January 1, 2007, the Company adopted the provisions of the Statement of Financial Accounting Standards Board (SFAS) No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140, or SFAS 156. Under SFAS 156, the standard requires an entity to recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract, regardless of whether explicit consideration is exchanged. The statement also permits a company to choose to either subsequently measure servicing rights at fair value and to report changes in fair value in earnings, or to retain the amortization method whereby servicing rights are recorded at the lower of cost or fair value and are amortized over their expected life. The Company retained the amortization method upon adoption of SFAS 156, but began recognizing the fair value of servicing contracts involving no consideration assumed after January 1, 2007, which resulted in the Company recording $1.8 million and $3.6 million of intangible assets and a corresponding amount to income upon initial recognition of the servicing rights for the years ended December 31, 2008 and 2007, respectively. This amounts are recorded in “Interest and other income, net” in the Consolidated Statements of Income.

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

The net deferred tax asset of $124.2 million at December 31, 2008 is comprised mainly of a $136.5 million deferred tax asset related to the Section 754 election tax basis step up, net of a $15.7 million valuation allowance. The net deferred tax asset related to the Section 754 election tax basis step up of $120.7 million represents annual tax deductions of approximately $17.0 million through 2022. In order to realize the annual benefit of approximately $17.0 million, the Company needs to generate approximately $190 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual benefit of $17.0 million each year, the shortfall becomes a net operating loss that can be carried back 3 years to offset prior years’ taxable income or carried forward 15 years to offset future taxable income. The Company’s inability to generate a sufficient level of taxable income through the carryforward period would result in the recording of a valuation allowance as a charge to income tax expense and a corresponding reduction in the payable under the tax receivable agreement which would be recorded as income in the Consolidated Statements of Income. In evaluating the realizability of these deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including reviewing forward-looking analyses. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize a portion of the deferred tax assets resulting from the initial basis step up recognized from the Reorganization Transaction.

Leases.

Leases.  The Company leases all of its facilities under operating lease agreements. These lease agreements typically contain tenant improvement allowances. The Company records tenant improvement allowances as a leasehold improvement asset, included in property and equipment, net in the Consolidated Balance Sheets, and a related deferred rent liability and amortizes them on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense and a reduction to rent expense, respectively. Lease agreements sometimes contain rent escalation clauses or rent holidays, which are recognized on a straight-line basis over the life of the lease in accordance with SFAS No. 13, Accounting for Leases. Lease terms generally range from one to ten years. An analysis is performed on all equipment leases to determine whether a lease should be classified as a capital or an operating lease according to SFAS No. 13, as amended.

Stock Based Compensation

The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The weighted average assumptions used in the option pricing model as of December 31, 2008 are: i) zero dividend yield, ii) expected volatility of 51.7%, iii) risk free interest rate of 4.3% and iv) expected life of 6.5 years. For restricted stock awards, the fair value of the awards is calculated as the difference between the market value of the Company’s Class A common stock on the date of grant and the purchase price paid by the employee. The Company’s awards are generally subject to graded vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary.

Certain Information Concerning Off-Balance Sheet Arrangements

We do not currently invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at December 31, 2008:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Long-term debt	$—	$—	$—	$—	$—
Warehouse line of credit	16,300	16,300	—	—	—
Capital lease obligations	151	91	60	—	—
Operating lease obligations	20,740	4,327	7,399	5,353	3,661
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the balance sheet(1)	83	—	83	—	—

Total contractual obligations	$37,274	$20,718	$7,542	$5,353	$3,661

(1)	From time to time we enter into employment agreements with our transaction professionals. Some of these agreements include payments to be made to the individual at a specific time, if certain conditions have been met. The Company accrues for these payments over the life of the agreement. At December 31, 2008, $0.1 million has been accrued for these employment agreements. If the employment conditions are achieved during the employment contract terms, a total of $0.8 million would be due over the next three years. Since these are conditional commitments, we are unable to determine if the amounts will ultimately be paid.

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 of the Internal Revenue Code for 2007, and intend to keep that election in effect for each taxable year in which an exchange of partnership units for shares occurs. The initial sale as a result of the offering increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows us to reduce the amount of future tax payments to the extent that we have future taxable income. We are obligated, however, pursuant to our Tax Receivable Agreement with HFF Holdings, to pay to HFF Holdings, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of these increases in tax basis and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of our payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of our assets resulting in payments to HFF Holdings, we have estimated that the payments that will be made to HFF Holdings will be $108.3 million and has recorded this obligation to HFF Holdings as a liability on the Consolidated Balance Sheets.

Seasonality

Our capital markets services revenue had historically been seasonal, which can affect an investor’s ability to compare our financial condition and results of operation on a quarter-by-quarter basis. This seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. The concentration of earnings and cash flows in the last six months of the year was due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. The current unprecedented disruptions in the global and domestic capital markets and the liquidity issues facing all capital markets, especially the U.S. commercial real estate markets, will cause historical comparisons to be even more difficult to gauge and this pattern of revenue may not continue and has not occurred over the past two years.

Effect of Inflation and/or Deflation

Inflation and/or deflation, especially inflation, could significantly affect our compensation costs, particularly those not directly tied to our transaction professionals’ compensation, due to factors such as increased costs of capital. The rise of inflation could also significantly and adversely affect certain expenses, such as debt service costs, information technology and occupancy costs. To the extent that inflation results in rising interest rates and deflation causes significant negative valuation issues and/or either has other effects upon the commercial real estate markets in which we operate and, to a lesser extent, the securities markets, it may affect our financial position and results of operations by reducing the demand for commercial real estate and related services which could have a material adverse effect on our financial condition. See “Risk Factors — General Economic Conditions and Commercial Real Estate Market Conditions.”

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. In instances of conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 became effective 60 days after September 16, 2008, the date of the SEC’s approval of the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3) which amended the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 14, 2008, and interim periods within those fiscal years. The adoption of FSP FAS 142-3 is not expected to have a material impact on the Company.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as “noncontrolling interests” and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. The provisions of this standard are effective beginning January 1, 2009. The impact of adopting this standard will have a material impact on the Company’s presentation and disclosure of the current minority interest position on its consolidated financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This new standard defines fair value, establishes a framework for measuring fair value in conformity with GAAP, and expands disclosures about fair value measurements. Prior to this standard, there were varying definitions of fair value, and the limited guidance for applying those definitions under GAAP was dispersed among the many accounting pronouncements that require fair value measurements. The new standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The provisions of

SFAS 157 were adopted on January 1, 2008, and did not have a material impact on our consolidated financial position or results of operations.

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

In February 2008, the FASB issued FSP FAS No. 157-2 “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities including, but not limited to, nonfinancial assets and liabilities initially measured at fair value in a business combination that are not subsequently remeasured at fair value and nonfinancial assets and liabilities measured at fair value in the SFAS 142 goodwill impairment test. As a result of the issuance of FSP FAS 157-2, the Company did not apply the provisions of SFAS 157 to the nonfinancial assets and liabilities within the scope of FSP FAS 157-2.

On October 10, 2008, the FASB issued FSP FAS No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of FSP FAS 157-3 had no impact on the Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Due to the nature of our business and the manner in which we conduct our operations, in particular that our financial instruments which are exposed to concentrations of credit risk consist primarily of short-term cash investments and in light of the recent support provided by the U.S. government related to the current credit and liquidity issues, we believe we do not face any material interest rate risk, foreign currency exchange rate risk, equity price risk or other market risk. The recent disruptions in the credit markets, however, have, in some cases, resulted in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Although we believe that our cash and cash equivalents are invested or placed with secure financial institutions, there is no assurance that these financial institutions will not default on their obligations to us, especially given current credit market conditions, which would adversely impact our cash and cash equivalent positions and, in turn, our results of operations and financial condition.

Item 8.	Financial Statements and Supplementary Data

Management’s Report on Effectiveness of Internal Control Over Financial Reporting

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

Management assessed the effectiveness of HFF’s internal control over financial reporting as of December 31, 2008, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2008, its system of internal control over financial reporting is properly designed and operating effectively to achieve the criteria of the “Internal Control — Integrated Framework.” Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued an attestation report on HFF’s internal control over financial reporting.

Dated: March 13, 2009	/s/ John H. Pelusi, Jr. John H. Pelusi, Jr. Chief Executive Officer

Dated: March 13, 2009	/s/ Gregory R. Conley Gregory R. Conley Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Stockholders
HFF, Inc.

We have audited the accompanying consolidated balance sheets of HFF, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity/partners’ capital (deficiency), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HFF, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HFF, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Pittsburgh, Pennsylvania
March 13, 2009

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting

The Board of Directors and Shareholders
HFF, Inc.

We have audited HFF, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HFF Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, HFF, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HFF, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity/partners’ capital (deficiency) and cash flows for each of the three years in the period ended December 31, 2008 of HFF, Inc. and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Pittsburgh, Pennsylvania
March 13, 2009

HFF, Inc.

Consolidated Balance Sheets

	December 31
	2008	2007
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$37,028	$43,739
Restricted cash (Note 7)	190	370
Accounts receivable	985	1,496
Receivable from affiliate (Note 18)	—	1,210
Mortgage notes receivable (Note 8)	16,300	41,000
Prepaid taxes	5,569	1,883
Prepaid expenses and other current assets	2,038	2,153
Deferred tax asset, net	320	344

Total current assets	62,430	92,195
Property and equipment, net (Note 4)	5,294	6,789
Deferred tax asset	123,848	131,408
Goodwill	3,712	3,712
Intangible assets, net (Note 5)	7,649	5,769
Other noncurrent assets	459	603

Total assets	$203,392	$240,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$91	$78
Warehouse line of credit (Note 8)	16,300	41,000
Accrued compensation and related taxes	5,321	12,952
Accounts payable	495	1,946
Payable to affiliate (Note 18)	92	—
Other current liabilities	3,207	2,481

Total current liabilities	25,506	58,457
Deferred rent credit	3,793	4,600
Payable under the tax receivable agreement (Note 13)	108,287	117,406
Other long-term liabilities	120	74
Long-term debt, less current portion (Note 7)	60	111

Total liabilities	137,766	180,648
Minority interest	26,500	21,784
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 shares authorized, 16,446,480 and 16,445,000 shares outstanding, respectively	164	164
Class B common stock, par value $0.01 per share, 1 share authorized and outstanding	—	—
Additional paid-in-capital	26,206	25,353
Retained earnings	12,756	12,527

Total stockholders’ equity	39,126	38,044

Total liabilities and stockholders’ equity	$203,392	$240,476

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Income

	Years Ending December 31,
	2008	2007	2006
	(Dollars in thousands)

Revenues
Capital markets services revenue	$126,076	$250,576	$225,242
Interest on mortgage notes receivable	1,819	1,585	1,354
Other	3,792	3,505	3,101

	131,687	255,666	229,697
Expenses
Cost of services	85,335	148,026	130,708
Personnel	8,803	17,224	13,471
Occupancy	7,527	8,009	6,319
Travel and entertainment	5,971	6,810	5,789
Supplies, research, and printing	6,792	8,776	6,463
Insurance	2,049	1,900	1,457
Professional fees	4,359	5,576	2,023
Depreciation and amortization	3,475	3,861	2,806
Interest on warehouse line of credit	1,547	1,680	1,375
Other operating	4,543	5,824	4,999

	130,401	207,686	175,410

Operating income	1,286	47,980	54,287
Interest and other income, net	4,928	6,469	1,139
Interest expense	(20)	(407)	(3,541)
Decrease in payable under the tax receivable agreement	3,862	—	—

Income before taxes and minority interest	10,056	54,042	51,885
Income tax expense	5,043	9,874	332

Income before minority interest	5,013	44,168	51,553
Minority interest	4,784	29,748	—

Net income	$229	$14,420	$51,553
Less net income earned prior to IPO and Reorganization Transactions	—	(1,893)	(51,553)

Income available to common stockholders	$229	$12,527	$—

Earnings per share of Class A common stock
Basic	$0.01	$.84

Weighted average shares outstanding for basic income per share	16,472,141	14,968,389

Diluted	$0.01	$.84

Weighted average shares outstanding for diluted income per share	16,472,141	14,968,389

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity/Partners’ Capital (Deficiency)

				Additional
	Common Stock		Partners’	Paid in	Retained
	Shares	Amount	Capital	Capital	Earnings	Total

Stockholders’ equity/partners’ capital, December 31, 2005	—	$—	$9,109	$—	$—	$9,109
Issuance of class A common stock	1	—	—	—	—	—
Net income	—	—	51,553	—	—	51,553
Distributions	—	—	(104,980)	—	—	(104,980)

Stockholders’ equity/partners’ capital (deficiency), December 31, 2006	1	$—	$(44,318)	$—	$—	$(44,318)
Net income for the period January 1 to January 30, 2007	—	—	1,893	—	—	1,893
Distributions	—	—	(5,299)	—	—	(5,299)
Repurchase of Class A common stock	(1)	—	—	—	—	—
Net proceeds received from the issuance of 16,445,000 Class A common stock in the initial public offering (IPO), less the utilization of net IPO proceeds for the repayment of the bank term debt and the purchase of HFF Holdings interest in Holliday GP and 45% of HFF Holdings’ interest in the Operating Partnerships resulting in the elimination of partners’ capital and the recording of minority interest to effectuate the reorganization, as more fully described in Note 1	16,445,000	164	47,724	3,997	—	51,885
Record the adjustment to give effect to the tax receivable agreement with HFF Holding as more fully discussed in Note 12	—	—	—	20,716	—	20,716
Stock compensation and other, net	—	—	—	640	—	640
Net income for the period January 31 to December 31, 2007	—	—	—	—	12,527	12,527

Stockholders’ equity/partners’ capital (deficiency), December 31, 2007	16,445,000	$164	$—	$25,353	$12,527	$38,044
Issuance of Class A common stock	1,480	—	—	—	—	—
Stock compensation and other, net	—	—	—	853	—	853
Net income	—	—	—	—	229	229

Stockholders’ equity/partners’ capital (deficiency), December 31, 2008	16,446,480	$164	$—	$26,206	$12,756	$39,126

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2008	2007	2006
	(Dollars in thousands)

Operating activities
Net income	$229	$14,420	$51,553
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	4,784	29,748	—
Stock based compensation	876	813	—
Amortization of investment security discounts	(93)	—	—
Deferred income taxes	7,567	6,189	—
Payable under the tax receivable agreement	(3,862)	—	—
Depreciation and amortization:
Property and equipment	1,602	2,304	1,728
Intangibles	1,873	1,557	1,078
(Gain) loss on sale or disposition or impairment of assets	(1,870)	(343)	—
Mortgage service rights assumed	(1,774)	(3,637)	(507)
Increase (decrease) in cash from changes in:
Restricted cash	180	2,070	(2,051)
Accounts receivable	511	1,012	(1,587)
Payable to/(receivable from) affiliate	1,302	2,381	(2,535)
Payable under the tax receivable agreement	(5,257)	—	—
Deferred taxes, net	(6)	182	—
Mortgage notes receivable	24,700	84,700	(111,000)
Net borrowings on warehouse line of credit	(24,700)	(84,700)	111,000
Prepaid taxes, prepaid expenses and other current assets	(3,571)	497	(2,862)
Other noncurrent assets	144	125	40
Accrued compensation and related taxes	(7,631)	2,116	36
Accounts payable	(1,451)	1,090	526
Other accrued liabilities	726	319	1,257
Other long-term liabilities	(642)	2,092	290

Net cash (used in) provided by operating activities	(6,363)	62,935	46,966
Investing activities
Purchases of property and equipment	(183)	(4,315)	(2,624)
Non-compete agreement	(100)	—	—
Purchases of investments	(9,907)	—	—
Proceeds from maturities of investments	10,000	—	—

Net cash used in investing activities	(190)	(4,315)	(2,624)
Financing activities
Borrowings on long-term debt	—	—	60,000
Payments on long-term debt	(90)	(56,398)	(3,878)
Issuance of common stock	—	272,118	—
Purchase of ownership interests in operating partnerships	—	(215,931)	—
Deferred financing costs	—	(276)	(975)
Distributions to members’ and minority interest holder	(68)	(17,739)	(104,980)

Net cash (used in) provided by financing activities	(158)	(18,226)	(49,833)

Net (decrease) increase in cash	(6,711)	40,394	(5,491)
Cash and cash equivalents, beginning of period	43,739	3,345	8,836

Cash and cash equivalents, end of period	$37,028	$43,739	$3,345

Supplemental disclosure of cash flow information
Cash paid for income taxes	$1,452	$4,090	$362

Cash paid for interest	$1,624	$2,528	$4,442

Supplemental disclosure of non-cash financing activities
Property acquired under capital leases	$52	$103	$90

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

Organization

HFF, Inc., a Delaware corporation (the “Company”), through its Operating Partnerships, Holliday Fenoglio Fowler, L.P., a Texas limited partnership (“HFF LP”) and HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”), is a financial intermediary and provides capital markets services including debt placement, investment sales, structured finance, private equity, investment banking and advisory services, loan sales and commercial loan servicing and commercial real estate structured financing placements in 18 cities in the United States. The Company’s operations are impacted by the availability of equity and/or debt as well as credit and liquidity in the domestic and global capital markets especially in the commercial real estate sector. Significant disruptions or changes in domestic and global capital market flows, as well as credit and liquidity issues in the global and domestic capital markets, regardless of their duration, are currently impacting and could continue to adversely affect the supply and/or demand for capital from investors for commercial real estate investments which is having and could continue to have a significant impact on all of our capital market services revenues.

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

On February 5, 2007, the Company closed its initial public offering of 14,300,000 shares of common stock. Net proceeds from the sale of the stock were $236.4 million, net of $18.0 million of underwriting commissions and $3.0 million of offering expenses. The proceeds of the initial public offering were used to purchase from HFF Holdings LLC, a Delaware limited liability company (“HFF Holdings”), all of the shares of Holliday GP Corp, a Delaware corporation (“Holliday GP”) and purchase from HFF Holdings partnership units representing approximately 39% of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP). HFF Holdings used approximately $56.3 million of its proceeds to repay all outstanding indebtedness under HFF LP’s credit agreement. Accordingly, the Company did not retain any of the proceeds from the initial public offering.

On February 21, 2007, the underwriters exercised their option to purchase an additional 2,145,000 shares of Class A common stock (15% of original issuance) at $18.00 per share. Net proceeds of the overallotment were $35.9 million, net of $2.7 million of underwriting commissions and other expenses. These proceeds were used to

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

purchase HFF Holdings partnership units representing approximately 6.0% of each of the Operating Partnerships. Accordingly the Company did not retain any of the proceeds from the initial public offering.

In addition to cash received for its sale of all of the shares of Holliday GP and approximately 45% of partnership units of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP), HFF Holdings also received, through the issuance of one share of HFF, Inc.’s Class B common stock to HFF Holdings, an exchange right that will permit HFF Holdings to exchange interests in the Operating Partnerships for shares of (i) HFF, Inc.’s Class A common stock (the “Exchange Right”) and (ii) rights under a tax receivable agreement between the Company and HFF Holdings (the “TRA”). See Notes 15 and 13 for further discussion of the exchange right held by the majority interest holder and the tax receivable agreement.

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

Basis of Presentation

The accompanying consolidated financial statements of HFF, Inc. as of December 31, 2008 and December 31, 2007 include the accounts of HFF LP, HFF Securities, and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP and Partnership Holdings. All significant intercompany accounts and transactions have been eliminated.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company places its cash with financial institutions in amounts which at times exceed the FDIC insurance limit. The current situation in the global credit markets whereby many world governments (including but not limited to the U.S. where the Company transacts virtually all of its business) have had to take unprecedented and uncharted steps to either support the financial institutions in their respective countries from collapse or taken direct ownership of same is unprecedented in the Company’s history and makes the deposit of cash in excess of the FDIC insured limits and/or money market fund guarantees provided by Treasury a significant risk. The Company has not experienced any losses in such accounts and believes it is not exposed to any credit risk on cash other than as identified herein.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts, and short-term investments with original maturities of three months or less. At December 31, 2008, our cash and cash equivalents were invested or held in a mix of money market funds and bank demand deposit accounts at one financial institution.

Revenue Recognition

Capital markets services revenues consist of origination fees, investment sale fees, loan sale fees, placement fees, and servicing fees. Origination fees are earned for the placement of debt, equity, or structured financing for real estate transactions. Investment sales and loan sales fees are earned for brokering sales of real estate and/or loans. Placement fees are earned by HFF Securities for discretionary and nondiscretionary equity capital raises and other investment banking services. These fees are negotiated between the Company and its clients, generally on a case-by-case basis and are recognized and generally collected at the closing and the funding of the transaction, unless collection of the fee is not reasonably assured, in which case the fee is recognized as collected. The Company’s fee agreements do not include terms or conditions that require the Company to perform any service or fulfill any obligation once the transaction closes and revenue is recognized. Servicing fees are compensation for providing any or all of the following: collection, remittance, recordkeeping, reporting, and other services for either

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

lenders or borrowers on mortgages placed with third-party lenders. Servicing fees are recognized when cash is collected as these fees are contingent upon the borrower making its payments on the loan.

Certain of the Company’s fee agreements provide for reimbursement of employee-related costs which the Company recognizes as revenue. In accordance with EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, certain reimbursements received from clients for out-of-pocket expenses are characterized as revenue in the statement of income rather than as a reduction of expenses incurred. Since the Company is the primary obligor, has supplier discretion, and bears the credit risk for such expenses, the Company records reimbursement revenue for such out-of-pocket expenses. Reimbursement revenue is recognized when billed and collectibility is reasonably assured. Reimbursement revenue is classified as other revenue in the consolidated statements of income.

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

Freddie Mac requires HFF LP to meet minimum net worth and liquid assets requirements and to comply with certain other standards. As of December 31, 2008, HFF LP met Freddie Mac’s minimum net worth and liquid assets requirements (see Note 8).

Advertising

Costs associated with advertising are expensed as incurred. Advertising expense was $0.4 million, $0.8 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts are included in other operating expenses in the accompanying Consolidated Statements of Income.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Depreciation expense was $1.6 million, $2.3 million and $1.7 million for the years ended December 21, 2008, 2007, and 2006, respectively.

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

Goodwill

Goodwill of $3.7 million represents the excess of the purchase price over the estimated fair value of the acquired net assets of HFF LP on June 16, 2003 (see Note 1). In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill, but evaluates goodwill on at least an annual basis for potential impairment.

Prepaid Compensation Under Employment Agreements

The Company entered into employment agreements with certain employees whereby sign-up bonuses and incentive compensation payments were made during 2008, 2007 and 2006. In most cases, the sign-up bonuses and the incentive compensation are to be repaid to the Company upon voluntary termination by the employee or termination by cause (as defined) by the Company prior to the termination of the employment agreement. The total cost of the employment agreements is being amortized by the straight-line method over the term of the agreements and is included in cost of services on the accompanying Consolidated Statements of Income. As of December 31, 2008, there was a total of approximately $0.2 million of unamortized costs related to HFF LP agreements.

Producer Draws

As part of the Company’s overall compensation program, the Company offers a new producer draw arrangement which generally lasts until such time as a producer’s pipeline of business is sufficient to allow the producer to earn sustainable commissions. This program is intended to provide the producer with a minimal amount of cash flow to allow adequate time for the producer to develop business relationships. Similar to traditional salaries, the producer draws are paid irrespective of the actual fees generated by the producer. Often these producer draws represent the only form of compensation received by the producer. Furthermore, it is not the Company’s

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

policy to seek collection of unearned producer draws under this arrangement. As a result, the Company has concluded that producer draws are economically equivalent to salaries paid and accordingly, charges them to compensation expense as incurred. The producer is also entitled to earn a commission on closed revenue transactions. Commissions are calculated as the commission that would have been earned by the broker under one of the Company’s commission programs, less any amount previously paid to the producer in the form of a draw.

Intangible Assets

Intangible assets include mortgage servicing rights under agreements with third-party lenders, costs associated with obtaining a FINRA license, a non-compete agreement and deferred financing costs.

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

Effective January 1, 2007, the Company adopted the provisions of the Statement of Financial Accounting Standards Board (SFAS) No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140, or SFAS 156. Under SFAS 156, the standard requires an entity to recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract, regardless of whether explicit consideration is exchanged. The statement also permits a company to choose to either subsequently measure servicing rights at fair value and to report changes in fair value in earnings, or to retain the amortization method whereby servicing rights are recorded at the lower of cost or fair value and are amortized over their expected life. The Company retained the amortization method upon adoption of SFAS 156, but began recognizing the fair value of servicing contracts involving no consideration assumed after January 1, 2007, which resulted in the Company recording $1.8 million and $3.6 million of intangible assets and a corresponding amount to income upon initial recognition of the servicing rights for the year ended December 31, 2008 and 2007, respectively. These amounts are recorded in “Interest and other income, net” in the Consolidated Statements of Income.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred financing costs are deferred and are being amortized by the straight-line method (which approximates the effective interest method) over four years.

The non-compete agreement is being amortized by the straight-line method over the 35-month life of the contract.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Income Taxes

In July 2006, to improve comparability in the reporting of income tax assets and liabilities in the absence of guidance in existing income tax accounting standards, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. Generally, this Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with existing income tax accounting standards, and prescribes certain thresholds and attributes for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The provisions of the Interpretation were applied on January 1, 2007, and did not have a material impact on our consolidated financial position or results of operations. Disclosures required by the Interpretation are provided in Note 13.

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

Cost of Services

The Company considers personnel expenses directly attributable to providing services to its clients, such as salaries, commission and bonuses to producers and analysts, and certain purchased services to be directly attributable to the generation of capital markets services revenue and has classified these expenses as cost of services in the Consolidated Statements of Income.

Segment Reporting

The Company operates in one reportable segment, the commercial real estate financial intermediary segment and offers debt placement, investment sales, loan sales, structured finance, equity placement and investment banking services through its 18 offices. The results of each office have been aggregated for segment reporting purposes as they have similar economic characteristics and provide similar services to a similar class of customer.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. In instances of conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 became effective 60 days after September 16, 2008, the date of the SEC’s approval of the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3) which amended the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 14, 2008, and interim periods within those fiscal years. The adoption of FSP FAS 142-3 is not expected to have a material impact on the Company.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as “noncontrolling interests” and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. The provisions of this standard are effective beginning January 1, 2009. The impact of adopting this standard will have a material impact on the Company’s presentation and disclosure of the current minority interest position on its consolidated financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This new standard defines fair value, establishes a framework for measuring fair value in conformity with GAAP, and expands disclosures about fair value measurements. Prior to this standard, there were varying definitions of fair value, and the limited guidance for applying those definitions under GAAP was dispersed among the many accounting pronouncements that require fair value measurements. The new standard defines fair value as the exchange price that would be received for an

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The provisions of SFAS 157 were adopted on January 1, 2008, and did not have a material impact on the Company’s consolidated financial position or results of operations.

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

The standard is intended to increase consistency and comparability in fair value measurements and disclosures about fair value measurements, and encourages entities to combine the fair value information disclosed under the standard with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The provisions of this standard were effective beginning January 1, 2008. The adoption of the standard’s provisions did not materially impact the Company’s consolidated financial position and results of operations.

In February 2008, the FASB issued FSP FAS No. 157-2 “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities including, but not limited to, nonfinancial assets and liabilities initially measured at fair value in a business combination that are not subsequently remeasured at fair value and nonfinancial assets and liabilities measured at fair value in the SFAS 142 goodwill impairment test. As a result of the issuance of FSP FAS 157-2, the Company did not apply the provisions of SFAS 157 to the nonfinancial assets and liabilities within the scope of FSP FAS 157-2.

On October 10, 2008, the FASB issued FSP FAS No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of FSP FAS 157-3 had no impact on the Company’s consolidated financial position and results of operations.

3.	Stock Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. Under this method, the Company recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

adoption for which requisite service has not been provided as of January 1, 2006. The Company did not grant any share-based awards prior to January 31, 2007. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. For restricted stock awards, the fair value of the awards is calculated as the difference between the market value of the Company’s Class A common stock on the date of grant and the purchase price paid by the employee. The Company’s awards are generally subject to graded vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary. A summary of the cost of the awards granted during the years ended December 31, 2008 and 2007 is provided below.

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

The stock compensation cost that has been charged against income for the years ended December 31, 2008 and 2007, was $0.9 million and $0.8 million, respectively, which is recorded in “Personnel” expenses in the Consolidated Statements of Income. At December 31, 2008, there was approximately $1.4 million of unrecognized compensation cost related to share based awards.

The fair value of stock options is estimated on the grant date using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for the year ended December 31, 2008:

Dividend yield	0.0%
Expected volatility	51.7%
Risk-free interest rate	4.3%
Expected life (in years)	6.5

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Balance at January 1, 2007	—	—	—	$—
Granted	23,177	$17.73	13.0 years	228
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Balance at December 31, 2007	23,177	$17.73	12.1 years	$228

Granted	4,867	$6.93	13.0 years	20
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Balance at December 31, 2008	28,044	$15.85	11.3 years	$248

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of option activity and related information during 2007 and 2008 was as follows:

		Weighted
		Average
		Exercise
	Options	Price

Nonvested at January 1, 2007	—	$—
Granted	23,177	17.73
Vested	—	—
Forfeited or expired	—	—

Nonvested at December 31, 2007	23,177	$17.73
Granted	4,867	6.93
Vested	—	—
Forfeited or expired	—	—

Nonvested at December 31, 2008	28,044	$15.85

The weighted average grant date fair value of options granted during the years ended December 31, 2008 and 2007 was $20.0 thousand and $0.2 million, respectively. No options vested or were exercised during either of the years ended December 31, 2008 and 2007. Upon option exercise, we intend to issue new shares of Class A common stock.

A summary of restricted stock units (“RSU”) activity and related information during the period was as follows:

Restricted
Stock
Units

Balance at January 1, 2007	—
Granted	148,612
Converted to common stock	—
Forfeited or expired	—
Vested	(11,110)

Balance at December 31, 2007	137,502
Granted	38,100
Converted to common stock	(1,480)
Forfeited or expired	—
Vested	(38,100)

Balance at December 31, 2008	136,022

The fair value of vested RSU’s was $0.1 million at December 31, 2008 and December 31, 2007. Upon RSU exercise, we intend to issue new shares of Class A common stock.

The weighted average remaining contractual term of the nonvested restricted stock units is 2 years as of December 31, 2008.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31
	2008	2007

Furniture and equipment	$3,419	$3,314
Computer equipment	1,022	1,147
Capitalized software costs	516	717
Leasehold improvements	6,030	6,038

Subtotal	10,987	11,216
Less accumulated depreciation and amortization	(5,693)	(4,427)

	$5,294	$6,789

At December 31, 2008 and 2007, the Company has recorded office equipment, within furniture and equipment, under capital leases of $0.3 million and $0.3 million, respectively, including accumulated amortization of $0.2 million and $0.1 million, respectively, which is included within depreciation and amortization expense on the accompanying Consolidated Statements of Income. See Note 7 for discussion of the related capital lease obligations.

5.	Intangible Assets

The Company’s intangible assets are summarized as follows (in thousands):

	December 31, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Amortizable intangible assets:
Mortgage servicing rights	$9,716	$(2,405)	$7,311	$6,085	$(742)	$5,343
Deferred financing costs	523	(353)	170	523	(197)	326
Non-compete agreement	100	(32)	68	—	—	—
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$10,439	$(2,790)	$7,649	$6,708	$(939)	$5,769

As of December 31, 2008, 2007 and 2006, the Company serviced $24.5 billion, $23.2 billion and $18.0 billion, respectively, of commercial loans. The Company earned $12.7 million, $13.2 million and $11.2 million in servicing fees and interest on float and escrow balances for the years ended December 31, 2008, 2007 and 2006, respectively. These revenues are recorded as capital markets services revenues in the Consolidated Statements of Income.

The total commercial loan servicing portfolio includes loans for which there is no corresponding mortgage servicing right recorded on the balance sheet, as these servicing rights were assumed prior to January 1, 2007 and involved no initial consideration paid by the Company. The Company has recorded mortgage servicing rights of $7.3 million and $5.3 million on $11.1 billion and $7.9 billion, respectively, of the total loans serviced as of December 31, 2008 and 2007.

The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (CMBS), Freddie Mac and limited-service life company loans.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of December 31, 2008 are as follows:

Expected life of cash flows: 3 years to 10 years
Discount rate(1): 15% — 20%
Prepayment rate: 0% — 7%
Inflation rate: 2%
Cost to service: $1,600 — $4,220

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

Changes in the carrying value of mortgage servicing rights for the years ended December 31, 2008 and 2007, and the fair value at the end of each year were as follows:

							FV at
Category	12/31/07	Capitalized	Amortized	Impairment		12/31/08	12/31/08

Freddie Mac	$2,183	$1,879	$(796)		$—	$3,266	$3,805
CMBS	2,414	846	(399)		—	2,861	3,175
Life company — limited	112	152	(71)		—	193	247
Life company	634	776	(419)		—	991	1,218

Total	$5,343	$3,653	$(1,685)	$		$7,311	$8,445

						FV at
Category	12/31/06	Capitalized	Amortized	Impairment	12/31/07	12/31/07

Freddie Mac	$600	$1,800	$(217)	$—	$2,183	$3,001
CMBS	—	2,677	(263)	—	2,414	2,867
Life company — limited	—	126	(14)	—	112	161
Life company	1,790	834	(897)	(1,093)	634	701

Total	$2,390	$5,437	$(1,391)	$(1,093)	$5,343	$6,730

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $1.9 million and $1.8 million on $642 million and $670 million of loans, respectively, during the years ended December 31, 2008 and 2007, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration of $1.8 million and $3.6 million on $2.9 billion and $6.8 billion of loans, respectively, during the years ended

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2008 and 2007. These amounts are recorded in Interest and Other Income, net in the Consolidated Statements of Income.

Amortization expense related to intangible assets was $1.9 million, $1.6 million, and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is reported in Depreciation and Amortization in the Consolidated Statements of Income. During the period ended December 31, 2007, the Company recorded an impairment charge of $1.1 million related to mortgage servicing rights acquired in June 2003. This impairment charge was recorded in Interest and other income, net in the Consolidated Statements of Income. In recording the impairment charge, the Company wrote off the gross mortgage servicing right balance of $5.4 million and accumulated amortization of $4.3 million, as it determined the fair value of these mortgage servicing rights to be approximately $0. The impairment charge resulted from several factors, including that many of the underlying loans experienced higher prepayment activity given that these loans had higher than current interest rates. Additionally, management updated its assumptions in estimating the fair value of the recorded servicing rights as of December 31, 2007 based on the current market conditions which caused the estimate of fair value for these mortgage servicing rights to decrease.

See Note 2 for further discussion regarding treatment of servicing rights prior to January 1, 2007.

Estimated amortization expense for the next five years is as follows (in thousands):

2009	$1,887
2010	1,460
2011	1,015
2012	806
2013	759

The weighted-average remaining life of the mortgage servicing rights intangible asset was seven years at December 31, 2008. The remaining lives of the deferred financing costs and non-compete intangible assets were one and two years, respectively, at December 31, 2008.

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

The Company has no financial assets or liabilities that are measured at fair value on a recurring basis. In accordance with generally accepted accounting principles, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and mortgage notes receivable. The mortgage servicing rights were not measured at fair value during 2008 as the Company continues to utilize the amortization method under SFAS 156 and the fair value of the mortgage servicing rights exceeds the carrying value at December 31, 2008. See Note 5 for further discussion on the assumptions used in valuing the mortgage servicing rights and impact on earnings during the period. The fair value of the mortgage notes receivable was based on prices observable in the market for similar loans and equaled carrying value at December 31, 2008. Therefore, no lower of cost or fair value adjustment was required.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following at December 31, 2008 and 2007 (in thousands):

	December 31
	2008	2007

Bank term note payable	$—	$—
Capital lease obligations	151	189

Total long-term debt and capital leases	151	189
Less current maturities	91	78

Long-term debt and capital leases	$60	$111

(a)	The Credit Agreement

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

On February 5, 2007, the Company entered into an Amended and Restated Credit Agreement with Bank of America (“Amended Credit Agreement”). The Amended Credit Agreement is comprised of a $40.0 million revolving credit facility, which replaced the Credit Agreement described above. The Amended Credit Agreement matures on February 5, 2010 and may be extended for one year based on certain conditions as defined in the agreement. Interest on outstanding balances is payable at the applicable LIBOR rate (for interest periods of one, two, three, six or twelve months) plus 200 basis points, 175 basis points or 150 basis points (such margin is determined from time to time in accordance with the Amended Credit Agreement, based on the Company’s then applicable consolidated leverage ratio) or the Federal Funds Rate (0.14% at December 31, 2008) plus 0.5% or the Prime Rate (3.25% at December 31, 2008) plus 1.5%. The Amended Credit Agreement also requires payment of a commitment fee of 0.2% or 0.3% on the unused amount of credit based on the total amount outstanding. The Company did not borrow on this revolving credit facility during the period February 5, 2007 through December 31, 2008. As of December 31, 2008, based on Availability, as defined under the Amended Credit Agreement as three times the difference of Consolidated EBITDA, as defined therein, and Consolidated Fixed Charges, as defined therein, the Company had $25.1 million of the $40.0 million in undrawn line of credit available under this facility. In addition, the financial covenants under the Amended Credit Agreement currently require the Company to maintain a maximum leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, each as defined therein, and a minimum fixed charge coverage ratio of Consolidated EBITDA to Consolidated Fixed Charges, each as defined therein. The Company’s ability to meet these requirements and financial ratios can be affected by events beyond the Company’s control, and the Company may not be able to continue to satisfy such requirements or ratios

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

when required in the future. In particular, if conditions in the credit market and commercial real estate market continue or worsen in the future, the Company may no longer have any availability and/or be in compliance with the financial covenants under the Amended Credit Agreement. As a result, the Company may no longer be able to borrow any funds under this facility’s line of credit. In addition, the Company cannot make any assurances that it would be able to negotiate a waiver or amendment to the current facility or enter into a replacement line of credit on acceptable terms or at all. On October 30, 2007, the Company entered into an amendment to the Amended Credit Agreement to clarify that the $40.0 million line of credit under the Amended Credit Agreement is available to the Company for purposes of originating such Freddie Mac loans (see discussion under Note 8 below). Additionally, on June 27, 2008, the Company entered into an amendment to the Amended Credit Agreement to modify the calculation of the Consolidated Fixed Charge Coverage Ratio, as defined therein, as it relates to the Quarterly Tax Distributions, as defined therein, and to modify certain annual and quarterly reporting obligations of HFF LP under the Amended Credit Agreement.

(b)	Letters of Credit and Capital Lease Obligation

At each December 31, 2008 and December 31, 2007, the Company has outstanding letters of credit of approximately $0.2 million with the same bank as the term note and revolving credit arrangements as security for two leases. The Company segregated cash in a separate bank account to collateralize the letters of credit. The letters of credit expire through 2009 but can be automatically extended for one year.

Capital lease obligations consist primarily of office equipment leases that expire at various dates through September 2011 and bear interest at rates ranging from 3.65% to 9.00%. A summary of future minimum lease payments under capital leases at December 31, 2008, is as follows (in thousands):

2009	$91
2010	54
2011	6

$151

8.	Warehouse Line of Credit

In 2005, HFF LP obtained an uncommitted, unlimited warehouse revolving line of credit for the sole purpose of funding the Freddie Mac mortgage loans that it originates. In October 2007, this warehouse line was limited to $150.0 million. In November 2007, the Company entered into an uncommitted $50.0 million line of credit note with The Huntington National Bank to serve as a supplement to the existing warehouse line of credit. The Company also is permitted to use borrowings under the Amended Credit Agreement to originate and subsequently sell mortgages in connection with the Company’s participation in Freddie Mac’s Multifamily Program Plus® Seller/Servicer program. Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. As of December 31, 2008 and December 31, 2007, HFF LP had $16.3 million and $41.0 million, respectively, outstanding on the warehouse line of credit and a corresponding amount of mortgage notes receivable. The Company did not borrow under the Amended Credit Agreement in connection with funding the Freddie Mac mortgage loans that it originates or otherwise during the years ended December 31, 2008 and 2007. Interest on the warehouse line of credit is at the 30-day LIBOR rate (1.08% and 5.02% at December 31, 2008 and December 31, 2007, respectively) plus a spread. HFF LP is also paid interest on its loans secured by multifamily loans at the rate in the Freddie Mac note.

9.	Lease Commitments

The Company leases various corporate offices, parking spaces, and office equipment under noncancelable operating leases. These leases have initial terms of one to ten years. The majority of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

by the Company. Total rental expense charged to operations was $5.6 million, $6.0 million, and $4.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (in thousands):

2009	$4,327
2010	3,975
2011	3,424
2012	3,225
2013	2,128
Thereafter	3,661

$20,740

The Company subleases certain office space to subtenants which may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2011. See Note 4 and Note 7 for further description of the assets and related obligations recorded under these capital leases at December 31, 2008 and 2007, respectively.

HFF Holdings is not an obligor, nor does it guarantee any of the Company’s leases.

10.	Retirement Plan

The Company maintains a retirement savings plan for all eligible employees, in which employees may make deferred salary contributions up to the maximum amount allowable by the IRS. After-tax contributions may also be made up to 50% of compensation. The Company makes matching contributions equal to 50% of the first 6% of both deferred and after-tax salary contributions, up to a maximum of $5,000. The Company match is fully vested after two years of service effective January 1, 2006. The Company’s contributions charged to expense for the plan were $1.3 million, $1.3 million, and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

11.	Servicing

The Company services commercial real estate loans for investors. The servicing portfolio totaled $24.5 billion, $23.2 billion, and $18.0 billion at December 31, 2008, 2007 and 2006, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At December 31, 2008, 2007 and 2006, the funds held in escrow totaled $96.9 million, $99.8 million and $104.4 million, respectively. These funds, and the offsetting liabilities, are not presented in the Company’s financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of income.

12.	Legal Proceedings

The Company is party to various litigation matters, in most cases involving ordinary course and routine claims incidental to its business. The Company cannot estimate with certainty its ultimate legal and financial liability with respect to any pending matters. In accordance with SFAS 5, Accounting for Contingencies, a reserve for estimated

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

losses is recorded when the amount is probable and can be reasonably estimated. However, the Company believes, based on examination of such pending matters, that its ultimate liability will not have a material adverse effect on its business or financial condition.

13.	Income Taxes

Income tax expense includes current and deferred taxes as follows (in thousands):

	Current	Deferred	Total

Year Ended December 31, 2008:
Federal	$(2,086)	$6,696	$4,610
State	(438)	871	433

	$(2,524)	$7,567	$5,043

	Current	Deferred	Total

Year Ended December 31, 2007:
Federal	$2,117	$5,399	$7,516
State	1,568	790	2,358

	$3,685	$6,189	$9,874

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the year ended December 31, 2008 and 2007 (dollars in thousands):

	Dec. 31, 2008	Dec. 31, 2007

Pre-tax book income	$10,056	$54,042
Less: income earned prior to IPO and Reorganization Transactions	—	(1,893)
Less: pre-tax income allocated to minority interest holder	(4,729)	(30,350)

Pre-tax book income after minority interest	$5,327	$21,799

	December 31,
	2008		2007
Income Tax expense		Rate		Rate

Taxes computed at federal rate	$1,811	34.0%	$7,412	34.0%
State and local taxes, net of federal tax benefit	223	4.2%	2,182	10.0%
Effect of deferred tax rate change	4,879	91.6%	—	0.0%
Effect of change in valuation allowance	(678)	(12.7)%	—	0.0%
Change in income tax benefit payable to stockholder	(1,492)	(28.0)%	—	0.0%
Meals and entertainment	201	3.8%	213	1.0%
Other	53	1.0%	36	0.2%
Adjustment to prior year’s taxes	46	0.8%	31	0.1%

	$5,043	94.7%	$9,874	45.3%

Total income tax expense recorded for the year ended December 31, 2008 and 2007, included a benefit of $0.1 million and expense of $0.6 million of state and local taxes on income allocated to the minority interest holder, which represents (1.0)% and 2.8% of the total effective rate, respectively.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred income tax assets and liabilities consist of the following at December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007

Deferred income tax assets:
Section 754 election tax basis step-up	$136,478	$150,007
Tenant improvements	557	405
Net operating loss carryforward	3,897	—
Restricted stock units	408	204
Compensation	267	293
Goodwill	—	27
Other	7	34

	141,614	150,970
Less: valuation allowance	(15,730)	(18,177)

Deferred income tax asset	125,884	132,793
Deferred income tax liabilities:
Goodwill	(126)	—
Servicing rights	(1,220)	(830)
Deferred rent	(370)	(211)

Deferred income tax liability	(1,716)	(1,041)

Net deferred income tax asset (liability)	$124,168	$131,752

In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including reviewing forward-looking analyses. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize a portion of the deferred tax assets resulting from the initial basis step up recognized from the Reorganization Transaction. Deferred tax assets representing the tax benefits to be realized when future payments are made to HFF Holdings under the Tax Receivable Agreement are currently not more likely than not to be realized and therefore, have a valuation allowance of $15.7 million recorded against them. The effects of changes in the Company’s estimates regarding the realization of the deferred tax assets will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.

At December 31, 2008 we had available $10.0 million of federal income tax net operating loss carryforwards which expire in 2028 and $11.0 million of state income tax net operating loss carryforwards which will expire from 2013 through 2028.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109, or FIN 48. FIN 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is the determination of whether a tax position should be recognized. Under FIN 48, a tax position taken or expected to be taken in a tax return is to be recognized only if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two, for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company adopted FIN 48 on January 1, 2007, the

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

effect of which was immaterial to the consolidated financial statements. The Company has determined that no unrecognized tax benefits needs to be recorded as of December 31, 2008.

The Company will recognize interest and penalties related to unrecognized tax benefits in “Interest and other income (expense).” There were no interest or penalties recorded in the twelve months ended December 31, 2008 or December 31, 2007.

Tax Receivable Agreement

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 of the Internal Revenue Code for 2007, and intend to keep that election in effect for each taxable year in which an exchange of partnership units for shares occurs. The initial sale as a result of the offering increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of future tax payments to the extent that the Company has future taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $136.5 million and has recorded this amount as a deferred tax asset on its Consolidated Balance Sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2007. The Company is obligated, however, pursuant to its Tax Receivable Agreement with HFF Holdings, to pay to HFF Holdings, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement.

The Company accounts for the income tax effects and corresponding tax receivable agreement effects as a result of the initial purchase and the sale of units of the Operating Partnerships in connection with the Reorganization Transactions and future exchanges of Operating Partnership units for the Company’s Class A shares by recognizing a deferred tax asset for the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships, based on enacted tax rates at the date of the transaction, less any tax valuation allowance the Company believes is required. In accordance with Emerging Issues Task Force Issue No. 94-10 “Accounting by a Company for the Income Tax Effects of Transactions Among or with its Shareholders under FASB Statement 109” (EITF 94-10), the tax effects of transactions with shareholders that result in changes in the tax basis of a company’s assets and liabilities will be recognized in equity. If transactions with shareholders result in the recognition of deferred tax assets from changes in the company’s tax basis of assets and liabilities, the valuation allowance initially required upon recognition of these deferred assets will be recorded in equity. Subsequent changes in enacted tax rates or any valuation allowance are recorded as a component of income tax expense.

The Company believes it is more likely than not that it will realize a portion of the benefit represented by the deferred tax asset, and, therefore, the Company recorded 85% of this estimated amount of the increase in deferred tax assets, as a liability to HFF Holdings under the tax receivable agreement and the remaining 15% of the increase in deferred tax assets directly in additional paid-in capital in stockholders’ equity. Deferred tax assets representing the tax benefits to be realized when future payments are made to HFF Holdings under the Tax Receivable Agreement are currently not likely to be realized and, therefore, have a valuation allowance of $15.7 million recorded against them.

While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the payments that will be made to HFF Holdings will be $108.3 million

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

and has recorded this obligation to HFF Holdings as a liability on the Consolidated Balance Sheets. In conjunction with the filing of the Company’s 2007 federal and state tax returns, the benefit for 2007 relating to the Section 754 basis step-up was finalized resulting in $6.2 million in tax benefits in 2007. As discussed above, the Company is obligated to remit to HFF Holdings 85% of any such cash savings in federal and state tax. As such, during August 2008, the Company paid $5.3 million to HFF Holdings under this tax receivable agreement. In addition, during the year ended December 31, 2008, the tax rates used to measure the deferred tax assets were updated which resulted in a reduction of deferred tax assets of $4.6 million, which resulted in a reduction in the payable under the tax receivable agreement of $3.9 million. To the extent the Company does not realize all of the tax benefits in future years, this liability to HFF Holdings may be reduced.

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

Minority interest recorded in the consolidated financial statements of HFF, Inc. relates to the ownership interest of HFF Holdings in the Operating Partnerships. As a result of the Reorganization Transactions discussed in Note 1, partners’ capital was eliminated from equity and a minority interest of $6.4 million was recorded representing HFF Holdings remaining interest in the Operating Partnerships following the initial public offering and the underwriters’ exercise of the overallotment option on February 21, 2007, along with HFF Holdings’ proportional share of net income earned by the Operating Partnership subsequent to the change in ownership.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The table below sets forth the minority interest amount recorded during the years ending December 31, 2008 and 2007, which includes the period following the initial public offering on January 30, 2007, and the period following the underwriter’s exercise of the overallotment option on February 21, 2007 (dollars in thousands).

	Three	Three	Three	Three
	Months	Months	Months	Months	Year
	Ended	Ended	Ended	Ended	Ended
	3/31/08	6/30/08	9/30/08	12/31/08	12/31/08

Net (loss) income from operating partnerships	$(177)	$5,265	$2,413	$1,148	$8,649
Minority interest ownership percentage	55.31%	55.31%	55.31%	55.31%

Minority interest	$(98)	$2,912	$1,335	$635	$4,784

	Period			Three	Three	Three	Three
	1/1/07	Period	Period	Months	Months	Months	Months	Year
	through	1/31/07	2/22/07	Ended	Ended	Ended	Ended	Ended
	1/30/07	through 2/21/07	through 3/31/07	3/31/07	6/30/07	9/30/07	12/31/07	12/31/07

Net income from operating partnerships	$1,922	$1,683	$5,206	$8,811	$20,814	$15,925	$9,979	$55,529
Minority interest ownership percentage		61.14%	55.31%		55.31%	55.31%	55.31%

Minority interest		$1,029	$2,879	$3,908	$11,513	$8,808	$5,519	$29,748

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

The Company’s net income and weighted average shares outstanding for the years ended December 31, 2008 and 2007, consists of the following (dollars in thousands):

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2008	2007

Net Income	$229	$14,420
Net income available for Class A common stockholders	$229	$12,527
Weighted Average Shares Outstanding:
Basic	16,472,141	14,968,389
Diluted	16,472,141	14,968,389

Prior to the Reorganization Transactions and the initial public offering, the Company historically operated as a series of related partnerships and limited liability companies. There was no single structure upon which to calculate historical earnings per share information. Accordingly, earnings per share information has not been presented for periods prior to the initial public offering. The calculations of basic and diluted net income per share amounts for the years ended December 31, 2008 and 2007 are described and presented below.

Basic Net Income per Share

Numerator — net income attributable to Class A common stockholders for the three and twelve months ended December 31, 2008 and 2007, respectively.

Denominator — the weighted average shares of Class A common stock for the three and twelve months ended December 31, 2008 and 2007, including 47,730 and 11,110 restricted stock units that have vested and whose issuance is no longer contingent as of December 31, 2008 and 2007, respectively.

Diluted Net Income per Share

Numerator — net income attributable to Class A common stockholders for the three and twelve month periods ended December 31, 2008 and 2007 as in the basic net income per share calculation described above plus income allocated to the minority interest holder upon assumed exercise of exchange rights.

Denominator — the weighted average shares of Class A common stock for the three and twelve months ended December 31, 2008 and 2007, including 47,730 and 11,110 restricted stock units that have vested and whose issuance is no longer contingent as of December 31 2008 and 2007, respectively, plus the dilutive effect of the unrestricted stock units, stock options, and the issuance of Class A common stock upon the exercise of exchange by HFF Holdings.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Three Months	Year	Three Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2008	2007	2007

Basic Earnings Per Share of Class A Common Stock
Numerator:
Net (loss) income attributable to Class A common stockholders	$(201)	$229	$2,113	$12,527
Denominator:
Weighted average number of shares of Class A common stock outstanding	16,494,210	16,472,141	16,456,110	14,968,389
Basic net income per share of Class A common stock	$(0.01)	$0.01	$0.13	$0.84
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net (loss) income attributable to Class A common stockholders	$(201)	$229	$2,113	$12,527
Add — dilutive effect of:
Income allocated to minority interest holder upon assumed exercise of exchange right	—	—	—	—
Denominator:
Basic weighted average number of shares of Class A common stock	16,494,210	16,472,141	16,456,110	14,968,389
Add — dilutive effect of:
Unvested restricted stock units	—	—	—	—
Stock options	—	—	—	—
Minority interest holder exchange right	—	—	—	—
Weighted average common shares outstanding — diluted	16,494,210	16,472,141	16,456,110	14,968,389
Diluted earnings per share of Class A common stock	$(0.01)	$0.01	$0.13	$0.84

17.	Concentrations

A significant portion of the Company’s capital markets services revenues is derived from transactions involving commercial real estate located in specific geographic areas. During 2008, approximately 24.7% and 9.9% of the Company’s capital markets services revenues were derived from transactions involving commercial real estate located in Texas and the region consisting of the District of Columbia, Maryland and Virginia, respectively. During 2007, approximately 25.8% and 8.8% of our capital markets services revenues was derived from transactions involving commercial real estate located in Texas and the region consisting of the District of Columbia, Maryland and Virginia, respectively. As a result, a significant portion of the Company’s business is dependent on the economic conditions in general and the markets for commercial real estate in these areas.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

18.	Related Party Transactions

The Company made payments on behalf of two affiliates, HFF Holdings and Holdings Sub (the “Holdings Affiliates”), of approximately $0.1 million, during the year ended December 31, 2008 and the Company received $1.4 million from one of it’s affiliates as payment of the outstanding receivable.

During the year ended December 31, 2007, the Company made payments of $1.2 million and allocated operating expenses of $0.1 million on behalf of the Holdings Affiliates. The Company was reimbursed for transaction costs relating to the IPO transaction from the Holdings Affiliates of approximately $1.5 million during the year ended December 31, 2007. In addition, the Company recorded a payable to the Holdings Affiliates in the amount of $3.6 million during the year ended December 31, 2007 for net working capital adjustments, release of a letter of credit as a result of the IPO transaction and tax distributions. Upon release of the letter of credit, the Company made a payment to HFF Holdings in the amount of $2.0 million. The Company owes $0.1 million and was due $1.2 million from the Holdings Affiliates as of December 31, 2008 and 2007, respectively.

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

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. During the year ended December 31, 2008, the Company paid HFF Holdings $5.3 million, which represents 85% of the actual cash savings realized by the Company in 2007. The Company has recorded $108.3 million for this obligation to HFF Holdings as a liability on the Consolidated Balance Sheet as of December 31, 2008.

From time to time the Company enters into employment agreements with transaction professionals. Some of these agreements include payments to be made to the transaction professional at a specific time, if certain conditions have been met. The Company accrues for these payments over the life of the agreement. The Company has recorded $0.1 million for these employment agreements as a liability on the Consolidated Balance Sheet as of December 31, 2008.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

20.	Selected Quarterly Financial Data (unaudited)

As noted previously, the Company’s reported net income for the periods in 2008 and 2007 are not directly comparable due primarily to the minority interest adjustment, which is related to HFF Holdings’ ownership interest in the Operating Partnerships, and the change in tax structure following the Company’s restructuring transactions and the initial public offering on January 30, 2007.

	Quarter Ended
2008	March 31	June 30	September 30	December 31

Net revenue	$32,180	$43,589	$31,034	$24,884
Operating (loss) income	(1,538)	3,426	(98)	(504)
Interest and other income, net	1,006	920	1,849	1,153
Decrease in payable under the tax receivable agreement(1)	3,580	—	282	—
(Loss) income available to common stockholders	(963)	1,068	325	(201)
Per share data(2)
Basic earnings per share	$(0.06)	$0.06	$0.02	$(0.01)
Diluted earnings per share	$(0.06)	$0.06	$0.02	$(0.01)

	Quarter Ended
2007	March 31	June 30	September 30	December 31

Net revenue	$55,545	$79,786	$68,029	$52,306
Operating income	7,714	19,379	13,600	7,287
Interest and other income, net	922	994	2,170	2,383	(3)
Net income	3,238	5,058	4,011	2,113
Income available to common stockholders	1,345	5,058	4,011	2,113
Per share data(2)
Basic earnings per share	$0.13	$0.31	$0.24	$0.13
Diluted earnings per share	$0.13	$0.31	$0.24	$0.13

(1)	During the three months ending March 31, 2008, $3.6 million was classified with Income tax expense. This amount was reclassed in the third quarter 2008 Form 10-Q for the nine months ending September 30, 2008 to the Decrease in payable under the tax receivable agreement line. There was no impact to net income or earnings per share in either period.

(2)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

(3)	Includes $0.7 million correction related to an error in the valuation of mortgage servicing rights during the nine months ended September 30, 2007, which increased interest and other income, net, in the fourth quarter of 2007.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2008, our current disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s report on internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2009 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2008.

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

Certain information required by this Item is incorporated herein by reference from the Proxy Statement.

The following table provides information as of December 31, 2008 with respect to shares of the Company’s Class A common stock that may be issued under its 2006 Omnibus Incentive Compensation Plan:

Equity Compensation Plan Information
Number of Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(excluding Securities
	Options, Warrants	Options, Warrants	Reflected in Column
	and Rights	and Rights	(a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	213,276	$14.52	3,285,244
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	213,276	$14.52	3,285,244

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)(2) The financial statements and financial statement schedules filed as part of this Annual Report are set forth under Item 8. Reference is made to the index on page 85. All schedules are omitted because they are not applicable, not required or the information appears in the Company’s consolidated financial statements or notes thereto.

(3) Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2009.

HFF, INC.

By:	/s/ John H. Pelusi, Jr.
John H. Pelusi, Jr.
Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John H. Pelusi, Jr. John H. Pelusi, Jr.	Chief Executive Officer, Director and Executive Managing Director (Principal Executive Officer)	March 13, 2009

/s/ Gregory R. Conley Gregory R. Conley	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009

/s/ John P. Fowler John P. Fowler	Director	March 13, 2009

/s/ Mark D. Gibson Mark D. Gibson	Director	March 13, 2009

/s/ John Z. Kukral John Z. Kukral	Director	March 13, 2009

/s/ Deborah H. McAneny Deborah H. McAneny	Director	March 13, 2009

/s/ George L. Miles, Jr. George L. Miles, Jr.	Director	March 13, 2009

/s/ Lenore M. Sullivan Lenore M. Sullivan	Director	March 13, 2009

/s/ Joe B. Thornton, Jr. Joe B. Thornton, Jr.	Director	March 13, 2009

/s/ McHenry T. Tichenor, Jr. McHenry T. Tichenor, Jr.	Director	March 13, 2009

Exhibit Index

2.1	Sale and Merger Agreement, dated January 30, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-l (File No. 333-138579) (“Form S-l”) filed with the SEC on December 22, 2006)
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form S-l filed with the SEC on December 22, 2006)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on December 22, 2006)
10.1	Holliday Fenoglio Fowler, L.P. Partnership Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)
10.2	HFF Securities L.P. Partnership Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)
10.3	Tax Receivable Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.3 to the Form S-1 filed with the SEC on December 22, 2006)
10.4	Registration Rights Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.4 to the Form S-1 filed with the SEC on December 22, 2006)
10.5	HFF, Inc. 2006 Omnibus Incentive Compensation Plan, dated January 30, 2007 (incorporated by reference to Exhibit 10.9 to the Form S-l filed with the SEC on January 8, 2007)
10.6	Holliday Fenoglio Fowler, L.P. Profit Participation Bonus Plan (incorporated by reference to Exhibit 10.10 to the Form S-1 filed with the SEC on January 8, 2007)
10.7	HFF Securities, L.P. Profit Participation Bonus Plan (incorporated by reference to Exhibit 10.11 to the Form S-l filed with the SEC on January 8, 2007)
10.8	Employment Agreement between the Registrant and John H. Pelusi, Jr., dated January 30, 2007 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)
10.9	Employment Agreement between the Registrant and Gregory R. Conley, dated January 30, 2007 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)
10.10	Employment Agreement between the Registrant and Nancy Goodson, dated January 30, 2007 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)
10.11	Amended and Restated Credit Agreement dated January 5, 2007 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)
10.12	First Amendment to Amended and Restated Credit Agreement, dated as of October 30, 2007, by and among Holliday Fenoglio Fowler, L.P., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33280) filed with the SEC on November 5, 2007)
10.13	Form of Contribution Agreement with John H. Pelusi, Jr., John P. Fowler, Mark D. Gibson, John Z. Kukral, Deborah H. McAneny, George L. Miles, Jr., Lenore M. Sullivan, Joe B. Thornton, Jr. and McHenry T. Tichenor, Jr. (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33280) filed with the SEC on March 17, 2008)
10.14	Second Amendment to Amended and Restated Credit Agreement, dated as of June 27, 2008, by and among Holliday Fenoglio Fowler, L.P., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33280) filed with the SEC on July 1, 2008.)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002