Form 10-Q
period 2009-06-30
HFF, Inc.
filed 2009-08-07
CIK 1380509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding as of July 31, 2009 was 16,537,532 shares.

HFF, INC. AND SUBSIDIARIES

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
     Unless the context otherwise requires, references to (1) “HFF Holdings” refer solely to HFF Holdings LLC, a Delaware limited liability company that was previously the holding company for our consolidated subsidiaries, and not to any of its subsidiaries, (2) “HFF LP” refer to Holliday Fenoglio Fowler, L.P., a Texas limited partnership, (3) “HFF Securities” refer to HFF Securities L.P., a Delaware limited partnership and registered broker-dealer, (4) “Holliday GP” refer to Holliday GP Corp., a Delaware corporation and the general partner of HFF LP and HFF Securities, (5) “HoldCo LLC” refer to HFF Partnership Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of HFF, Inc., and (6) “Holdings Sub” refer to HFF LP Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of HFF Holdings. Our business operations are conducted by HFF LP and HFF Securities which are sometimes referred to in this Quarterly Report on Form 10-Q as the “Operating Partnerships.” Also, except where specifically noted, references in this Quarterly Report on Form 10-Q to “the Company,” “we” or “us” mean HFF, Inc., the newly-formed Delaware corporation and its consolidated subsidiaries after giving effect to the Reorganization Transactions.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
HFF, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$32,200	$37,028
Restricted cash (Note 7)	167	190
Accounts receivable	263	985
Mortgage notes receivable (Note 8)	62,625	16,300
Prepaid taxes	4,306	5,569
Prepaid expenses and other current assets	1,279	2,038
Deferred tax asset, net	139	320

Total current assets, net	100,979	62,430
Property and equipment, net (Note 4)	4,758	5,294
Deferred tax asset	125,227	123,848
Goodwill	3,712	3,712
Intangible assets, net (Note 5)	7,334	7,649
Other noncurrent assets	452	459

Total Assets	$242,462	$203,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$144	$91
Warehouse line of credit (Note 8)	62,625	16,300
Accrued compensation and related taxes	2,731	5,321
Accounts payable	409	495
Payable to affiliate (Note 16)	56	92
Current portion of payable to HFF Holdings — TRA (Note 12)	2,156	—
Other current liabilities	3,159	3,207

Total current liabilities	71,280	25,506
Deferred rent credit	3,514	3,793
Payable to HFF Holdings — TRA, less current portion (Note 12)	106,131	108,287
Other long-term liabilities	222	120
Long-term debt, less current portion (Note 7)	133	60

Total liabilities	181,280	137,766
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 authorized, and 16,536,050 and 16,446,480 shares outstanding, respectively	165	164
Class B common stock, par value $0.01 per share, 1 share authorized, and 1 share outstanding	—	—
Treasury stock	(173)	—
Additional paid-in-capital	26,786	26,206
Retained earnings	10,513	12,756

Total parent stockholders’ equity	37,291	39,126
Noncontrolling interest (Note 13)	23,891	26,500

Total equity	61,182	65,626

Total liabilities and stockholders’ equity	$242,462	$203,392

See accompanying notes to the consolidated financial statements.

HFF, Inc.
Consolidated Statements of Income
(Dollars in Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Capital markets services revenue	$15,028	$42,194	$26,898	$73,562
Interest on mortgage notes receivable	1,049	521	1,599	723
Other	356	874	1,164	1,484

	16,433	43,589	29,661	75,769

Expenses
Cost of services	10,195	27,041	20,884	49,351
Personnel	1,383	2,720	3,410	4,858
Occupancy	1,924	1,904	3,765	3,759
Travel and entertainment	472	1,934	1,487	3,885
Supplies, research, and printing	498	2,407	1,243	4,318
Insurance	485	563	987	1,047
Professional fees	976	1,240	1,730	2,144
Depreciation and amortization	889	742	1,745	1,476
Interest on warehouse line of credit	708	389	921	565
Other operating	716	1,223	1,425	2,478

	18,246	40,163	37,597	73,881

Operating (loss) / income	(1,813)	3,426	(7,936)	1,888

Interest and other income, net	1,989	920	2,402	1,926
Interest expense	(316)	(5)	(322)	(11)
Decrease in payable under the tax receivable agreement	—	—	—	3,580

(Loss) / income before income taxes	(140)	4,341	(5,856)	7,383
Income tax (benefit) / expense	(231)	361	(1,041)	4,464

Net income / (loss)	91	3,980	(4,815)	2,919
Net income / (loss) attributable to noncontrolling interest	291	2,912	(2,572)	2,814

Net (loss) / income attributable to controlling interest	$(200)	$1,068	$(2,243)	$105

Earnings per share of Class A common stock:
Basic	$(0.01)	$0.06	$(0.14)	$0.01
Diluted	$(0.01)	$0.06	$(0.14)	$0.01
See accompanying notes to the consolidated financial statements.

HFF, Inc.
Consolidated Statements of Stockholders’ Equity
(Dollars in Thousands, except share data)

	Controlling Interest
					Additional
	Common Stock		Treasury Stock		Paid in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity

Stockholders’ equity, December 31, 2008	16,446,480	$164	—	$—	$26,206	$12,756	$26,500	$65,626
Stock compensation and other, net	—	—	—	—	580	—	—	580
Issuance of Class A common stock	168,833	2	—	—	—	—	—	2
Repurchase of Class A common stock	(79,263)	(1)	79,263	(173)	—	—	—	(174)
Distributions	—	—	—	—	—	—	(37)	(37)
Net (loss)	—	—	—	—	—	(2,243)	(2,572)	(4,815)

Stockholders’ equity, June 30, 2009	16,536,050	$165	79,263	$(173)	$26,786	$10,513	$23,891	$61,182

	Controlling Interest
					Additional
	Common Stock		Treasury Stock		Paid in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity

Stockholders’ equity, December 31, 2007	16,445,000	$164	—	$—	$25,353	$12,527	$21,784	$59,828
Stock compensation and other, net	—	—	—	—	313	—	—	313
Issuance of Class A common stock	1,480	—	—	—	—	—	—	—
Accumulated OCI, net of tax	—	—	—	—	—	(5)	—	(5)
Distributions	—	—	—	—	—	—	(56)	(56)
Net income	—	—	—	—	—	105	2,814	2,919

Stockholders’ equity, June 30, 2008	16,446,480	$164	—	$—	$25,666	$12,627	$24,542	$62,999

See accompanying notes to the consolidated financial statements.

HFF, Inc.
Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Six Months Ended June 30
	2009	2008
Operating activities
Net (loss) / income	$(4,815)	$2,919
Adjustments to reconcile net (loss) / income to net cash used in operating activities:
Stock based compensation	580	336
Amortization of investment security discounts	—	(20)
Deferred taxes	(1,197)	7,834
Depreciation and amortization:
Property and equipment	746	819
Intangibles	999	657
Gain on sale or disposition of assets, net	(1,927)	(531)
Mortgage service rights assumed	(242)	(680)
Proceeds from sale of mortgage servicing rights	1,560	—
Payable to Holdings — TRA	—	(3,580)
Increase (decrease) in cash from changes in:
Restricted cash	23	149
Accounts receivable	722	(722)
Receivable from /payable to affiliates	(36)	(44)
Payable to Holdings — TRA	—	—
Deferred taxes, net	(1)	(3)
Mortgage notes receivable	(46,325)	(60,015)
Net borrowings on warehouse line of credit	46,325	60,015
Prepaid taxes, prepaid expenses and other current assets	2,022	(4,839)
Other noncurrent assets	7	85
Accrued compensation and related taxes	(2,590)	(3,495)
Accounts payable	(86)	(682)
Other accrued liabilities	(48)	(617)
Other long-term liabilities	(229)	(372)

Net cash used in operating activities	(4,512)	(2,786)
Investing activities
Purchases of property and equipment	(20)	(59)
Non-compete agreement	—	(100)
Purchase of investments	—	(9,907)

Net cash used in investing activities	(20)	(10,066)
Financing activities
Payments on long-term debt	(87)	(36)
Issuance of common stock, net	1	—
Treasury stock	(173)	—
Distributions to noncontrolling interest	(37)	(56)

Net cash used in financing activities	(296)	(92)

Net decrease in cash	(4,828)	(12,944)
Cash and cash equivalents, beginning of period	37,028	43,739

Cash and cash equivalents, end of period	$32,200	$30,795

See accompanying notes to the consolidated financial statements.

HFF, Inc.
Notes to Consolidated Financial Statements
1. Organization and Basis of Presentation
Organization
HFF, Inc., through its Operating Partnerships, Holliday Fenoglio Fowler, L.P., a Texas limited partnership (“HFF LP”) and HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”), is a commercial real estate financial intermediary that provides commercial real estate and capital markets services including debt placement, investment sales, structured finance and private equity placements, investment banking and advisory services, loan sales and loan sale advisory services, commercial loan servicing and commercial real estate and capital markets advice through its 17 offices in the United States.
HFF LP was acquired on June 16, 2003 and accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No, 141, Business Combinations (SFAS No. 141). The total purchase price of $8.8 million was allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition.
During 2004, HFF LP and Holliday GP Corp., a Delaware corporation (“Holliday GP”), formed HFF Securities. HFF Securities is a broker-dealer that performs private placements of securities by raising equity capital from institutional investors for discretionary, commingled real estate funds to execute real estate acquisitions, recapitalizations, developments, debt investments, and other real estate-related strategies. HFF Securities may also provide other investment banking and advisory services on various project or entity-level strategic assignments such as mergers and acquisitions, sales and divestitures, recapitalizations and restructurings, privatizations, management buyouts and arranging joint ventures for specific real estate strategies.
Offering and Reorganization
HFF, Inc., a Delaware corporation (the “Company”), was formed in November 2006 in connection with a proposed initial public offering of its Class A common stock. On November 9, 2006, HFF, Inc. filed a registration statement on Form S-1 with the United States Securities and Exchange Commission (the “SEC”) relating to a proposed underwritten initial public offering of 14,300,000 shares of Class A common stock of HFF, Inc. (the “Offering”). On January 30, 2007, the SEC declared the registration statement on Form S-1 effective and the Company priced 14,300,000 shares for the initial public offering at a price of $18.00 per share. On January 31, 2007, the Company’s common stock began trading on the New York Stock Exchange under the symbol “HF.”
The proceeds of the initial public offering were used to purchase from HFF Holdings all of the shares of Holliday GP and purchase from HFF Holdings partnership units representing approximately 39% of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP).
On February 21, 2007, the underwriters exercised their option to purchase an additional 2,145,000 shares of Class A common stock (15% of original issuance) at $18.00 per share. These proceeds were used to purchase HFF Holdings partnership units representing approximately 6.0% of each of the Operating Partnerships. The Company did not retain any of the proceeds from the Offering.
In addition to cash received for its sale of all of the shares of Holliday GP and approximately 45% of partnership units of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP), HFF Holdings also received an exchange right that will permit HFF Holdings to exchange interests in the Operating Partnerships for shares of (i) HFF, Inc.’s Class A common stock (the “Exchange Right”) and (ii) rights under a tax receivable agreement between the Company and HFF Holdings (the “tax receivable agreement”). See Notes 12 and 17 for further discussion of the tax receivable agreement.
As a result of the reorganization, the Company became a holding company through a series of transactions pursuant to a sale and purchase agreement. Pursuant to the Offering and reorganization, HFF, Inc.’s sole assets are through its wholly-owned subsidiary HFF Partnership Holdings, LLC, a Delaware limited liability company (“HoldCo LLC”), partnership interests HFF LP and HFF Securities and all of the shares of Holliday GP. The transactions that occurred in connection with the initial public offering and reorganization are referred to as the “Reorganization Transactions.”

Basis of Presentation
The accompanying consolidated financial statements of HFF, Inc. as of June 30, 2009 and December 31, 2008 and for the three and six month periods ended June 30, 2009 and June 30, 2008, include the accounts of HFF LP, HFF Securities, and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP and HoldCo LLC. All significant intercompany accounts and transactions have been eliminated.
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
As the sole stockholder of Holliday GP (the sole general partner of the Operating Partnerships), HFF, Inc. now operates and controls all of the business and affairs of the Operating Partnerships. HFF, Inc. consolidates the financial results of the Operating Partnerships, and the ownership interest of HFF Holdings in the Operating Partnerships is treated as a noncontrolling interest in HFF, Inc.’s consolidated financial statements. HFF Holdings, through its wholly-owned subsidiary (Holdings Sub), and HFF, Inc., through its wholly-owned subsidiaries (HoldCo LLC and Holliday GP), are the only partners of the Operating Partnerships following the offering.
Reclassifications
Certain items in the consolidated financial statements of prior years have been reclassified to conform to the current year’s presentation.
2. Summary of Significant Accounting Policies
These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. Accordingly, significant accounting policies and disclosures normally provided have been omitted as such items are disclosed therein. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results expected for the year ending December 31, 2009.
Consolidation
HFF Inc. controls the activities of the operating partnerships through its 100% ownership interest of Holliday GP. As such, in accordance with FASB Interpretation 46(R), Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51 (Issued 12/03) and Emerging Issues Task Force Abstract 04-5, Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, Holliday GP consolidates the Operating Partnerships as Holliday GP is the sole general partner of the Operating Partnerships and the limited partners do not have substantive participating rights or kick out rights. The ownership interest of HFF Holdings in the Operating Partnerships is reflected as noncontrolling interest in HFF, Inc.’s consolidated financial statements.
The accompanying consolidated financial statements of HFF, Inc. as of June 30, 2009 and December 31, 2008, and for the three and six month periods ended June 30, 2009 and June 30, 2008, include the accounts of HFF LP, HFF Securities, and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP and HoldCo LLC. The ownership interest of HFF Holdings in HFF LP and HFF Securities is treated as a noncontrolling interest in the consolidated financial statements of HFF, Inc. All significant intercompany accounts and transactions have been eliminated.

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
Intangible Assets
Intangible assets include mortgage servicing rights under agreements with third-party lenders, costs associated with obtaining a Financial Industry Regulatory Authority (FINRA) license, a non-compete agreement, and deferred financing costs.
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
Effective January 1, 2007, the Company adopted the provisions of the SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (SFAS 156). Under SFAS 156, the standard requires an entity to recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract, regardless of whether explicit consideration is exchanged. The statement also permits a company to choose to either subsequently measure servicing rights at fair value and to report changes in fair value in earnings, or to retain the amortization method whereby servicing rights are recorded at the lower of cost or fair value and are amortized over their expected life. The Company retained the amortization method upon adoption of SFAS 156, but began recognizing the fair value of servicing contracts involving no consideration assumed after January 1, 2007, which resulted in the Company recording $0.2 million and $0.3 million of intangible assets and a corresponding amount to income upon initial recognition of the servicing rights for the three and six month periods ended June 30, 2009, respectively. The Company recorded $0.2 million and $0.7 million of intangible assets and a corresponding amount to income upon initial recognition of the servicing rights for the three and six month periods ended June 30, 2008, respectively. The Company recorded $0.0 million and $0.1 million servicing right liability and a corresponding amount to expense upon initial recognition of the servicing right during the three and six month periods ended June 30, 2009, respectively. Both the income and expense recognized from servicing rights are recorded in Interest and other income, net in the Consolidated Statements of Income.
Deferred financing costs are deferred and are being amortized by the straight-line method (which approximates the effective interest method) over four years.
The Company entered into a non-compete agreement for $0.1 million during February 2008. This non-compete agreement is being amortized by the straight-line method over three years.
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
Investments
From time to time, the Company may invest in available-for-sale securities such as United States Treasury Bills. These investments are carried at fair value based on quoted market prices in active markets for identical instruments. If quoted market prices are not available, fair value is based upon quoted prices for similar instruments in active markets. These investments may be classified as current or long-term assets and are included in Investments or Other noncurrent assets, respectively, on the Consolidated Balance Sheets based on management’s ability or intention to sell the investment. The amortization of the discount is recognized as income based on the effective interest method and is recorded in Interest and other income, net in the Consolidated Statements of Income. The unrealized gains or losses on securities available-for-sale are included net of tax in Accumulated other comprehensive income, net of tax on the Consolidated Balance Sheets. Realized gains or losses on these securities are computed on a specific-identification basis and recognized in Interest and other income, net in the Consolidated Statements of Income. The Company did not have any investments as of June 30, 2009 or December 31, 2008.
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
Comprehensive loss was $0.2 million and $2.2 million for the three and six month periods ended June 30, 2009, respectively, and income of $1.1 million and $0.1 million, respectively, for the same periods of 2008.
Treasury Stock
The Company records common stock purchased for treasury at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the first-in, first-out basis.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS No. 167, Amendments to FASB Interpretation No. 46(R) (FSP FAS 167) which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. FSP FAS 167 is effective for fiscal periods ending after November 15, 2009. The adoption of FSP FAS 167 is not expected to have a material impact on the Company. Prior to adoption, the Company will evaluate the impact on its consolidated financial position and results of operations.
In June 2009, the FASB issued FSP FAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (FSP FAS 166) which removes the concept of a qualifying special-purpose entity from FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. FSP FAS 166 is effective for fiscal periods ending after November 15, 2009. The adoption of FSP FAS 166 is not expected to have a material impact on the Company.
On April 9, 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly (FSP FAS 157-4) which supersedes FSP SFAS 157-3, Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active (FSP FAS 157-3) and amends SFAS 157, Fair Value Measurements (SFAS 157) to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP FAS 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 157-4 had no impact on the Company’s consolidated financial position and results of operations.
On April 9, 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (FSP FAS 107-1) which extends the disclosure requirements of FAS 107 Disclosures about Fair Value of Financial Instruments, to interim financial statements. FSP FAS No. 107-1 was effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 had no impact on the Company’s consolidated financial position and results of operations.
In December 2008, the FASB issued FSP FAS No. 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities (FSP FAS No. 140-4) which amends FAS 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and FIN 46(R) Consolidation of Variable Interest Entities. FSP FAS 140-4 requires extensive additional disclosures by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interest entities. FSP FAS 140-4 was effective for fiscal periods ending after December 15, 2008. The adoption of FSP FAS 140-4 did not have a material impact on the Company.
In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3) which amended the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 Goodwill and Other Intangible Assets. FSP FAS 142-3 was effective for fiscal years beginning after December 14, 2008, and interim periods within those fiscal years. The Company adopted the provision of this standard on January 1, 2009, which did not have a material impact on the Company.

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
In February 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2) which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities including, but not limited to, nonfinancial assets and liabilities initially measured at fair value in a business combination that are not subsequently remeasured at fair value and nonfinancial assets and liabilities measured at fair value in the SFAS 142 goodwill impairment test.
3. Stock Compensation
Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method. Under this method, the Company recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the adoption for which requisite service has not been provided as of January 1, 2006. The Company did not grant any share-based awards prior to January 31, 2007. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. For restricted stock awards, the fair value of the awards is calculated as the difference between the market value of the Company’s Class A common stock on the date of grant and the purchase price paid by the employee. The Company’s awards are generally subject to graded vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary. During the three month period ending June 30, 2009, 9,842 of vested restricted stock units were converted to Class A common stock and no new restricted stock units were granted. During the three month period ending June 30, 2009, 13,393 stock options were granted and 1,389 stock options were forfeited.
The stock compensation cost that has been charged against income for the three and six months ended June 30, 2009 was $0.2 million and $0.6 million, respectively, which is recorded in Personnel expenses in the Consolidated Statements of Income. The stock compensation cost that has been charged against income for the three and six month periods ended June 30, 2008 was $0.2 million and $0.3 million, respectively. At June 30, 2009, there was approximately $1.1 million of unrecognized compensation cost related to share based awards.
No options vested or were exercised during the three months ended June 30, 2009.
The fair value of vested restricted stock units was $0.2 million at June 30, 2009.
The weighted average remaining contractual term of the nonvested restricted stock units is 2 years as of June 30, 2009.
4. Property and Equipment
Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Furniture and equipment	$3,594	$3,419
Computer equipment	1,023	1,022
Capitalized software costs	516	516
Leasehold improvements	5,987	6,030

Subtotal	11,120	10,987
Less accumulated depreciation and amortization	(6,362)	(5,693)

	$4,758	$5,294

As of June 30, 2009 the Company has recorded, within furniture and equipment, office equipment under capital leases of $0.5 million, including accumulated amortization of $0.2 million, which is included within depreciation and amortization expense on the accompanying Consolidated Statements of Income. As of December 31, 2008, the Company has recorded office equipment under capital leases of $0.3 million, including accumulated amortization of $0.2 million. See Note 7 for discussion of the related capital lease obligations.
5. Intangible Assets
The Company’s intangible assets are summarized as follows (in thousands):

	June 30, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Amortizable intangible assets:
Mortgage servicing rights	$10,388	$(3,296)	$7,092	$9,716	$(2,405)	$7,311
Deferred financing costs	523	(432)	91	523	(353)	170
Non-compete agreement	100	(49)	51	100	(32)	68
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$11,111	$(3,777)	$7,334	$10,439	$(2,790)	$7,649

As of June 30, 2009 and December 31, 2008, the Company serviced $24.6 billion and $24.5 billion, respectively, of commercial loans. The Company earned $2.7 million and $5.3 million in servicing fees and interest on float and escrow balances for the three and six month periods ending June 30, 2009, respectively. The Company earned $2.9 million and $6.0 million in servicing fees and interest on float and escrow balances for the three and six month periods ending June 30, 2008, respectively. These revenues are recorded as capital markets services revenues in the Consolidated Statements of Income.
The total commercial loan servicing portfolio includes loans for which there are no corresponding mortgage servicing rights recorded on the balance sheet, as these servicing rights were assumed prior to January 1, 2007 and involved no initial consideration paid by the Company. The Company has recorded mortgage servicing rights of $7.1 million and $7.3 million on $11.5 billion and $11.1 billion, respectively, of the total loans serviced as of June 30, 2009 and December 31, 2008.
The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (CMBS), Freddie Mac and limited-service life company loans.
Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of June 30, 2009 are as follows:
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

Changes in the carrying value of mortgage servicing rights for the six month period ended June 30, 2009 and 2008, and the fair value at the end of each period were as follows (in thousands):

						FV at
Category	12/31/08	Capitalized	Amortized	Sold	6/30/09	6/30/09
Freddie Mac	$3,266	$827	$(374)	$—	$3,719	$4,154
CMBS	2,861	239	(230)	(442)	2,428	2,802
Life company	991	30	(258)	—	763	898
Life company – limited	193	42	(53)	—	182	219

Total	$7,311	$1,138	$(915)	$(442)	$7,092	$8,073

						FV at
Category	12/31/07	Capitalized	Amortized	Sold	6/30/08	6/30/08
Freddie Mac	$2,183	$536	$(178)	$—	$2,541	$2,981
CMBS	2,414	361	(191)	—	2,584	2,842
Life company	634	278	(166)	—	746	973
Life company – limited	112	40	(29)	—	123	198

Total	$5,343	$1,215	$(564)	$—	$5,994	$6,994

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $0.6 million and $0.8 million on $168.2 million and $266.9 million of loans, respectively, during the three and six month periods ending June 30, 2009 and $0.4 million and $0.5 million on $153.4 million and $226.7 million of loans, respectively, during the three and six month periods ending June 30, 2008. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration of $0.2 million and $0.3 million on $175.0 million and $386.1 million of loans, respectively, during the three and six month periods ending June 30, 2009 and $0.2 million and $0.7 million on $601.4 million and $1.3 billion of loans, respectively, during the three and six month periods ending June 30, 2008. In June 2009, the Company sold mortgage servicing rights with a net book value of $0.4 million and recognized a gain on sale of $1.1 million which is recorded in Interest and other income, net in the consolidated financial statements. The Company recorded a mortgage servicing liability of $0.1 million, included in other long-term liabilities on the accompanying consolidated balance sheet, on $146.4 million of loans, during the three month period ending March 31, 2009. These amounts are recorded in Interest and Other Income, net in the consolidated statements of income.
Amortization expense related to intangible assets was $0.5 million and $1.0 million during the three and six month periods ended June 30, 2009, respectively, and $0.3 million and $0.7 million during the three and six month periods ended June 30, 2008, respectively, which is recorded in Depreciation and Amortization in the consolidated statements of income.
See Note 2 for further discussion regarding treatment of servicing rights prior to January 1, 2007.
Estimated amortization expense for the next five years is as follows (in thousands):

Remainder of 2009	$969
2010	1,557
2011	1,123
2012	902
2013	845
2014	762
The weighted-average life of the mortgage servicing rights intangible asset was six years at June 30, 2009. The remaining lives of the deferred financing costs and non-compete agreement intangible assets were one and two years, respectively, at June 30, 2009.
6. Fair Value Measurement
The Company adopted SFAS 157 as of January 1, 2008. SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into the following three levels: Level 1 inputs which are quoted market prices in active markets for identical assets or liabilities; Level 2 inputs which are observable market-based inputs or unobservable inputs corroborated by market data for the asset or liability; and Level 3 inputs which are unobservable inputs based on management’s assumptions that are not corroborated by market data. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
As of June 30, 2009, the Company did not have any assets or liabilities recognized at fair value on a recurring basis.
In accordance with generally accepted accounting principles, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and mortgage notes receivable. The mortgage servicing rights were not measured at fair value during the second quarter of 2009 as the Company continues to utilize the amortization method under SFAS 156 and the fair value of the mortgage servicing rights exceeds the carrying value at June 30, 2009. See Note 5 for further discussion on the assumptions used in valuing the mortgage servicing rights and impact on earnings during the period. The fair value of the mortgage notes receivable was based on prices observable in the market for similar loans and equaled carrying value at June 30, 2009. Therefore, no lower of cost or fair value adjustment was required.
7. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30,	December 31,
	2009	2008
Bank term note payable	$—	$—
Capital lease obligations	277	151

Total long-term debt and capital leases	277	151
Less current maturities	144	91

Long-term debt and capital leases	$133	$60

(a) The Credit Agreement
On February 5, 2007, the Company entered into an Amended and Restated Credit Agreement with Bank of America (“Amended Credit Agreement”). The Amended Credit Agreement is comprised of a $40.0 million revolving credit facility, which replaced the old Credit Agreement that was paid off in connection with the initial public offering. The Amended Credit Agreement matures on February 5, 2010 and may be extended for one year based on certain conditions as defined in the agreement. Interest on outstanding balances is payable at the applicable LIBOR rate (for interest periods of one, two, three, six or twelve months) plus 200 basis points, 175 basis points or 150 basis points (such rate is determined from time to time in accordance with the Amended Credit Agreement, based on our then applicable consolidated leverage ratio) or at interest equal to the higher of (a) the Federal Funds Rate (0.22% at June 30, 2009) plus 0.5% and (b) the Prime Rate (3.25% at June 30, 2009) plus 1.5%. The Amended Credit Agreement also requires payment of a commitment fee of 0.2% or 0.3% on the unused amount of credit based on the total amount outstanding. During the three months ended June 30, 2009, the Company corrected an error related to previously unrecorded commitment fees on its unused line of credit and recorded approximately $260,000 of interest expense that represented the cumulative amount of commitment fees for the period from February 5, 2007 to March 31, 2009. This correction was not considered material to restate prior period financial statements. The Company did not borrow on this revolving credit facility during the period February 5, 2007 through June 30, 2009. As of June 30, 2009, based on Availability, as defined under the Amended Credit Agreement as three times the difference of Consolidated EBITDA, as defined therein, and Consolidated Fixed Charges, as defined therein, the Company did not have any Availability, as defined therein, of the $40.0 million in undrawn line of credit available under this facility. In addition, the financial covenants under the Amended Credit Agreement currently require us to maintain a maximum leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, each as defined therein, and a minimum fixed charge coverage ratio of Consolidated EBITDA to Consolidated Fixed Charges, each as defined therein. On August 5, 2009, the Company entered into a waiver agreement with Bank of America that waives the financial requirements of the maximum leverage ratio and minimum fixed charge coverage ratio for the three month periods ending June 30, 2009, September 30, 2009 and December 31, 2009. The Company will not have any Availability under the Amended Credit Agreement during the waiver period unless the Company is able to regain compliance with the financial covenants. On June 27, 2008, the Company entered into an amendment to the Amended Credit Agreement to modify the calculation of the Consolidated Fixed Charge Coverage Ratio, as defined therein, as it relates to the Quarterly Tax Distributions, as defined therein, and to modify certain annual and quarterly reporting obligations of HFF LP under the Amended Credit Agreement. On October 30, 2007, the Company entered into an amendment to the Amended Credit Agreement to clarify that the $40.0 million line of credit under the Amended Credit Agreement, to the extent otherwise available to the Company, is available to the Company for purposes of originating such Freddie Mac loans (see discussion under Note 8 below).

(b) Letters of Credit and Capital Lease Obligations
At each June 30, 2009 and December 31, 2008, the Company has outstanding letters of credit of approximately $0.2 million, respectively, with the same bank as the revolving credit arrangements as security for two leases. The Company segregated cash in a separate bank account to collateralize the letters of credit. The letters of credit expire through 2010 but can be extended for one year.
Capital lease obligations consist primarily of office equipment leases that expire at various dates through May 2012 and bear interest at rates ranging from 3.0% to 9.50%. A summary of future minimum lease payments under capital leases at June 30, 2009 is as follows (in thousands):

Remainder of 2009	$76
2010	128
2011	67
2012	6

$277

8. Warehouse Line of Credit
In 2005, HFF LP obtained an uncommitted, unlimited warehouse line of credit for the purpose of funding the Freddie Mac mortgage loans that it originates through Red Mortgage Capital, Inc. (“Red Capital”). In October 2007, this warehouse line was limited to $150.0 million. In November 2007, the Company entered into an uncommitted $50.0 million line of credit note with The Huntington Bank to serve as a supplement to the existing warehouse line of credit with Red Capital. The Company also is permitted to use borrowings under the Amended Credit Agreement, to the extent the Company otherwise has Availability, as defined under the Amended Credit Agreement, to originate and subsequently sell mortgages in connection with the Company’s participation in Freddie Mac’s Multifamily Program Plus ® Seller/Servicer program. Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. As of June 30, 2009 and December 31, 2008, HFF LP had $62.6 million and $16.3 million, respectively, outstanding on the warehouse lines of credit and a corresponding amount of mortgage notes receivable. The Company did not borrow under the Amended Credit Agreement in connection with funding the Freddie Mac mortgage loans that it originates or otherwise during the three and six months ended June 30, 2009 or during the year ending December 31, 2008. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (0.32% and 1.08% at June 30, 2009 and December 31, 2008, respectively) plus a spread. HFF LP is also paid interest on its loan secured by a multifamily loan at the rate in the Freddie Mac note.
9. Lease Commitments
The Company leases various corporate offices, parking spaces, and office equipment under noncancelable operating leases. These leases have initial terms of one to ten years. The majority of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $1.5 million and $3.0 million, respectively, during the three and six month periods ended June 30, 2009 and $1.4 million and $2.8 million, respectively, during the three and six month periods ended June 30, 2008.
Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (in thousands):

Remainder of 2009	$2,524
2010	4,672
2011	4,116
2012	4,023
2013	2,926
2014	1,428
Thereafter	2,389

$22,078

From time to time the Company subleases certain office space to subtenants which may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying Consolidated Statements of Income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2012. See Note 4 and Note 7 above for further description of the assets and related obligations recorded under these capital leases at June 30, 2009 and December 31, 2008, respectively.
HFF Holdings is not an obligor, nor does it guarantee any, of the Company’s leases.
10. Servicing
The Company services commercial real estate loans for investors. The unpaid principal balance of the servicing portfolio totaled $24.6 billion and $24.5 billion at June 30, 2009 and December 31, 2008, respectively.
In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At June 30, 2009 and December 31, 2008, the funds held in escrow totaled $81.4 million and $96.9 million, respectively. These funds, and the offsetting liabilities, are not presented in the Company’s consolidated financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the Consolidated Statements of Income.
11. Legal Proceedings
The Company is party to various litigation matters, in most cases involving ordinary course and routine claims incidental to its business. The Company cannot estimate with certainty its ultimate legal and financial liability with respect to any pending matters. In accordance with SFAS No. 5, Accounting for Contingencies, a reserve for estimated losses is recorded when the amount is probable and can be reasonably estimated. However, the Company believes, based on examination of such pending matters, that its ultimate liability will not have a material adverse effect on its business or financial condition.
12. Income Taxes
Income tax expense includes current and deferred taxes as follows (in thousands):

	Current	Deferred	Total
Six Months Ended June 30, 2009:
Federal	$123	$(1,108)	$(985)
State	33	(89)	(56)

	$156	$(1,197)	$(1,041)

	Current	Deferred	Total
Six Months Ended June 30, 2008:
Federal	$(2,586)	$4,141	$1,555
State	(784)	3,693	2,909

	$(3,370)	$7,834	$4.464

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the six months ended June 30, 2009 and 2008 (dollars in thousands):

	June 30, 2009	June 30, 2008
Pre-tax book (loss) / income	$(5,856)	$7,383
Less: pre-tax income allocated to noncontrolling interest holder	(2,553)	2,706

Pre-tax book income after noncontrolling interest	$(3,303)	$4,677

	June 30,
	2009		2008
Income tax (benefit) / expense		Rate		Rate
Taxes computed at federal rate	$(1,123)	34.0%	$1,590	34.0%
State and local taxes, net of federal tax benefit	(114)	3.5%	105	2.2%
Change in income tax benefit payable to stockholder	—	0.0%	(1,385)	(29.6)%
Effect of deferred tax rate change	—	0.0%	4,057	86.7%
Stock compensation	157	(4.8)%	—	0.0%
Meals and entertainment	35	(1.1)%	110	2.4%
Other	4	(0.1)%	(13)	(0.3)%

Income tax (benefit) / expense	$(1,041)	31.5%	$4,464	95.4%

Total income tax (benefit) / expense recorded for the six months ended June 30, 2009 and 2008, included income tax expense of $19,000 and a benefit of $0.1 million of state and local taxes on income allocated to the noncontrolling interest holder, which represents 0.6% and 2.3% of the total effective rate, respectively.
Deferred income tax assets and liabilities consist of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30,	December 31,
	2009	2008
Deferred income tax assets:
Section 754 election tax basis step-up	$133,076	$136,478
Tenant improvements	607	557
Net operating loss carryforward	8,678	3,897
Tax credits	123	—
Restricted stock units	283	408
Compensation	3	267
Other	132	7

	142,902	141,614
Less: valuation allowance	(15,730)	(15,730)

Deferred income tax asset	127,172	125,884
Deferred income tax liabilities:
Goodwill	(217)	(126)
Servicing rights	(1,171)	(1,220)
Deferred rent	(418)	(370)

Deferred income tax liability	(1,806)	(1,716)

Net deferred income tax asset	$125,366	$124,168

In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including reviewing forward-looking analyses. Based on this analysis and other quantitative and qualitative factors, management believes that it is more likely than not that the Company will be able to generate sufficient taxable income to realize a portion of the deferred tax assets resulting from the initial basis step up recognized from the Reorganization Transaction. Deferred tax assets representing the tax benefits to be realized when future payments are made to HFF Holdings under a tax receivable agreement are currently not more likely than not to be realized and, therefore, have a valuation allowance of $15.7 million recorded against them. See discussion under the caption “Tax Receivable Agreement” below for further information regarding the Company’s tax receivable agreement with HFF Holdings. The effects of changes in this initial valuation allowance will be recorded in equity if management’s future analysis determines that it is more likely than not that these benefits will be realized. All other effects of changes in the Company’s estimates regarding the realization of the deferred tax assets will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (FIN 48). FIN 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is the determination of whether a tax position should be recognized. Under FIN 48, a tax position taken or expected to be taken in a tax return is to be recognized only if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two, for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company adopted FIN 48 on January 1, 2007, the effect of which was immaterial to the consolidated financial statements. The Company has determined that no unrecognized tax benefits need to be recorded as of June 30, 2009.
The Company will recognize interest and penalties related to unrecognized tax benefits in Interest and other income, net. There were no interest or penalties recorded in the three and six month periods ending June 30, 2009 and 2008.
Tax Receivable Agreement
In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 of the Internal Revenue Code for 2007, and intend to keep that election in effect for each taxable year in which an exchange of partnership units for shares occurs. The initial sale as a result of the offering increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of future tax payments to the extent that the Company has future taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $133.1 million and has recorded this amount as a deferred tax asset on its Consolidated Balance Sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2007. The Company is obligated, however, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges had the Company not entered into the tax receivable agreement.
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
The Company believes it is more likely than not that it will realize a portion of the benefit represented by the deferred tax asset, and, therefore, the Company recorded 85% of this estimated amount of the increase in deferred tax assets as a liability to HFF Holdings under the tax receivable agreement and the remaining 15% of the increase in deferred tax assets directly in additional paid-in capital in stockholders’ equity. However, deferred tax assets representing the tax benefits to be realized when future payments are made to HFF Holdings under the tax receivable agreement are currently not likely to be realized and, therefore, have a valuation allowance of $15.7 million recorded against them.
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
13. Noncontrolling Interest
The noncontrolling interest recorded in the consolidated financial statements relates to the ownership interest of HFF Holdings in the Operating Partnerships. As a result of the Reorganization Transactions discussed in Note 1, partners’ capital was eliminated from equity and noncontrolling interest of $6.4 million was recorded representing HFF Holdings’ remaining interest in the Operating Partnerships. The table below sets forth the noncontrolling interest amount recorded during the three and six month periods ending June 30, 2009 and 2008 (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net income / (loss) from operating partnerships	$527	$5,265	$(4,650)	$5,088
Noncontrolling interest ownership percentage	55.31%	55.31%	55.31%	55.31%

Noncontrolling interest	$291	$2,912	$(2,572)	$2,814

As a result of the Reorganization Transactions, HFF Holdings beneficially owns 20,355,000 partnership units in each of the Operating Partnerships. Pursuant to the terms of the HFF, Inc.’s amended and restated certificate of incorporation, HFF Holdings can from time to time exchange its partnership units in the Operating Partnerships for shares of the Company’s Class A common stock on the basis of two partnership units, one for each Operating Partnership, for one share of Class A common stock, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The following table reflects the exchangeability of HFF Holdings’ rights to exchange its partnership units in the Operating Partnerships for shares of the Company’s Class A common stock, pursuant to contractual provisions in the HFF Holdings operating agreement. However, these contractual provisions may be waived, amended or terminated by a vote of the members holding 65% of the interests of HFF Holdings following consultation with the Company’s Board of Directors. Notwithstanding the foregoing, HFF, Inc.’s amended and restated certificate of incorporation provides that no holder of Operating Partnership units is entitled to exchange its Operating Partnership units for shares of Class A common stock if such exchange would be prohibited under applicable federal or state securities laws or regulations.

		Percentage of HFF
	Number of Additional	Holdings'
	Shares of Class A	Partnership Units in
	Common Stock	the Operating
	Expected to Become	Partnerships
	Available for	Becoming Eligible
Exchangeability Date:	Exchange	for Exchange
January 31, 2009	5,088,750	25%
January 31, 2010	5,088,750	25%
January 31, 2011	5,088,750	25%
January 31, 2012	5,088,750	25%

Total	20,355,000	100%

If all of the partnership units held by HFF Holdings were exchanged for shares of Class A common stock of HFF, Inc. on June 30, 2009, 20,355,000 shares of Class A common stock with a fair value of $79.4 million would be issued.
HFF Holdings was issued one share of the Company’s Class B common stock. The Class B common stock has no economic rights but entitles the holder to a number of votes that is equal to the total number of shares of Class A common stock for which the partnership units that such holder holds at such time in the Operating Partnerships are exchangeable.
14. Stockholders Equity
The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share, and one share of Class B common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. HFF Holdings has been issued one share of Class B common stock. Class B common stock has no economic rights but entitles the holder to a number of votes equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships, as of the relevant record date for the HFF, Inc. stockholder action, are exchangeable. Holders of Class A and Class B common stock will vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval. The Company has issued 16,536,050 and 16,446,480 shares of Class A common stock and 1 share of Class B common stock as of June 30, 2009 and December 31, 2008, respectively.
15. Earnings Per Share
The Company’s net income and weighted average shares outstanding for the three and six month periods ended June 30, 2009 and 2008 consist of the following (dollars in thousands):

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008
Net income / (loss)	$91	$3,980	$(4,815)	$2,919
Net (loss) / income attributable to controlling interest	$(200)	$1,068	$(2,243)	$105
Weighted Average Shares Outstanding:
Basic	16,576,022	16,456,110	16,582,292	16,456,110
Diluted	16,576,022	16,456,110	16,582,292	16,456,110
The calculations of basic and diluted net income per share amounts for the three and six month periods ended June 30, 2009 and 2008 are described and presented below.
Basic Net Income per Share
Numerator — net (loss) / income attributable to controlling interest for the three and six month periods ended June 30, 2009 and 2008, respectively.
Denominator — the weighted average shares of Class A common stock for the three and six month periods ended June 30, 2009 and 2008, including 39,972 and 9,630 restricted stock units that have vested and whose issuance is no longer contingent as of June 30, 2009 and June 30, 2008, respectively.

Diluted Net Income per Share
Numerator — net (loss) / income attributable to controlling interest for the three and six month periods ended June 30, 2009 and 2008 as in the basic net income per share calculation described above plus (loss) / income allocated to noncontrolling interest holder upon assumed exercise of exchange rights.
Denominator — the weighted average shares of Class A common stock for the three and six month periods ended June 30, 2009 and 2008, including 39,972 and 9,630 restricted stock units that have vested and whose issuance is no longer contingent as of June 30, 2009 and June 30, 2008, respectively, plus the dilutive effect of the unrestricted stock units, stock options, and the issuance of Class A common stock upon exercise of the exchange right by HFF Holdings.

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net (loss) / income attributable to controlling interest	$(200)	$1,068	$(2,243)	$105
Denominator:
Weighted average number of shares of Class A common stock outstanding	16,576,022	16,456,110	16,582,292	16,456,110
Basic net income per share of Class A common stock	$(0.01)	$0.06	$(0.14)	$0.01
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net (loss) / income attributable to controlling interest	$(200)	$1,068	$(2,243)	$105
Add—dilutive effect of:
Income allocated to noncontrolling interest holder upon assumed exercise of exchange right	—	—	—	—
Denominator:
Basic weighted average number of shares of Class A common stock	16,576,022	16,456,110	16,582,292	16,456,110
Add—dilutive effect of:
Unvested restricted stock units	—	—	—	—
Stock options	—	—	—	—
Noncontrolling interest holder exchange right	—	—	—	—
Weighted average common shares outstanding — diluted	16,576,022	16,456,110	16,582,292	16,456,110
Diluted earnings per share of Class A common stock	$(0.01)	$0.06	$(0.14)	$0.01
16. Related Party Transactions
The Company made payments on behalf of two affiliates of $454 and $34,957, respectively, during the six month period ended June 30, 2009. The Company made payments on behalf of two affiliates of $14,363 and $28,917, respectively, during the six month period ended June 30, 2008. The Company had a net payable to affiliates of approximately $56,000 and $92,000 at June 30, 2009 and December 31, 2008, respectively.
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

17. Commitments and Contingencies
The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. The Company has recorded $108.3 million for this obligation to HFF Holdings as a liability on the Consolidated Balance Sheet as of June 30, 2009.
From time to time the Company enters into employment agreements with transaction professionals. Some of these agreements include payments to be made to the transaction professional at a specific time, if certain conditions have been met. The Company accrues for these payments over the life of the agreement. The Company has recorded $0.2 million for these employment agreements as a liability on the Consolidated Balance Sheet as of June 30, 2009.
18. Subsequent Events
On July 30, 2009, the Company granted 35,168 restricted stock units with a contractual term of 3 years and a fair value of $0.2 million on the grant date.
The Company has evaluated subsequent events through August 7, 2009, the date which these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion summarizes the financial position of HFF, Inc. and its subsidiaries as of June 30, 2009, and the results of our operations for the three and six month periods ended June 30, 2009, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2008.
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
     We operate in one reportable segment, the commercial real estate financial intermediary segment, and offer debt placement, investment sales, distressed debt and real estate owned advisory service, structured finance, equity placement, investment banking services, loan sales and commercial loan servicing.
     Our business may be significantly affected by factors outside of our control, particularly including:
•	Economic and commercial real estate market downturns. Our business is dependent on favorable international and domestic economic conditions and the demand for commercial real estate and related services in the markets in which we operate. A slow down, a significant downturn and/or recession in either the global economy and/or the domestic economy, which is currently the case and is expected to continue for the foreseeable future (including but not limited to even a regional economic downturn) could adversely affect the performance of commercial real estate as well as our business, as is currently the case and is expected to continue for the foreseeable future. A general decline in acquisition and disposition activity can lead to a reduction in fees and commissions for arranging such transactions, as well as in fees and commissions for arranging financing for acquirers and property owners that are seeking to recapitalize their existing properties, as is currently the case and is expected to continue for the foreseeable future. Likewise, a general decline in commercial real estate investment activity can lead to a reduction in fees and commissions for arranging acquisitions, dispositions and financings for acquisitions as well as for recapitalizations for existing property owners and a significant reduction in our loan servicing activities (due to increased delinquencies and defaults and lack of additional loans that we would have otherwise added to our loan servicing portfolio) all of which would have an adverse effect on our business as is currently the case and is expected to continue for the foreseeable future.

•	Global and domestic credit and liquidity issues. Global and domestic credit and liquidity issues have led to and are expected to continue to lead to an economic downturn, including but not limited to a commercial real estate market downturn, which in turn has led to a decrease in transaction activity and lower values, all of which are expected to continue for the foreseeable future. The current situation in the global credit markets whereby many world governments (including but not limited to the U.S. where the Company transacts virtually all of its business) have had to take unprecedented and uncharted steps to either support the financial institutions in their respective countries from collapse or take direct ownership of same is unprecedented in the Company’s history. Restrictions on the availability of capital to the broad market as a whole, both debt and/or equity, have created significant reductions and could further reduce the liquidity in and flow of capital to the commercial real estate markets, as is currently the case and is expected to continue for the foreseeable future. These restrictions could also cause commercial real estate prices to decrease due to the reduced amount of equity capital and debt financing available, as is currently the case and is expected to continue for the foreseeable future. In particular, global and domestic credit and liquidity issues may reduce the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes, which could also adversely affect our capital markets services revenues including our servicing revenue, as is currently the case and is expected to continue for the foreseeable future.

•	Decreased investment allocation to commercial real estate class. Allocations to commercial real estate as an asset class for investment portfolio diversification may decrease for a number of reasons beyond our control, including but not limited to poor performance of the asset class relative to other asset classes or superior performance of other asset classes when compared with continued good performance of the commercial real estate asset class, or the poor performance of all assets classes. In addition, while commercial real estate is now viewed as an accepted and valid class for portfolio diversification, if this perception changes, there could be a significant reduction in the amount of debt and equity capital available in the commercial real estate sector. In particular, reductions in debt and/or equity allocations to commercial real estate may reduce the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes, which could also adversely affect our capital markets services revenues including our servicing revenue, as is currently the case and is expected to continue for the foreseeable future.

•	Fluctuations in interest rates. Significant fluctuations in interest rates as well as steady and protracted movements of interest rates in one direction (increases or decreases) could adversely affect the operation and income of commercial real estate properties as well as the demand from investors for commercial real estate investments. Both of these events could adversely affect investor demand and the supply of capital for debt and equity investments in commercial real estate. In particular, increased interest rates may cause prices to decrease due to the increased costs of obtaining financing and could lead to decreases in purchase and sale activities, thereby reducing the amounts of investment sales and loan originations and related servicing fees. If our investment sales origination and servicing businesses are negatively impacted, it is likely that our other lines of business would also suffer due to the relationship among our various capital markets services.
     The factors discussed above have affected and continue to be a risk to our business as evidenced by the significant disruptions in the global capital and credit markets, especially in the domestic capital markets. In particular, global and domestic credit and liquidity issues reduced in 2008, and the first half of 2009, and are likely to continue to reduce for the foreseeable future, the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes. This has had and may continue to have a significant adverse effect on our capital markets services revenues for the foreseeable future. The significant balance sheet issues of many of the CMBS lenders, banks, life insurance companies, captive finance companies and other financial institutions have adversely affected and will likely continue to adversely affect the flow of commercial mortgage debt to the U.S. capital markets and can potentially adversely affect all of our capital markets services platforms and resulting revenues, all of which are expected to continue for the foreseeable future.
     The ongoing economic slow down and/or domestic and global economic recession also continue to be a risk, which is expected to continue for the foreseeable future, not only due to the potential negative adverse impacts on the performance of U.S. commercial real estate markets, but also to the ability of lenders and equity investors to generate significant profits and capital to continue to make loans and equity investments available to the commercial real estate market, especially in the U.S. where we operate.
     Other factors that may adversely affect our business are discussed under the heading “Forward-Looking Statements” and under the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

Results of Operations
     Following is a discussion of our results of operations for the three months ended June 30, 2009 and June 30, 2008. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2008.

	For the Three Months Ended
	June 30,
	2009		2008
					Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$15,028	91.4%	$42,194	96.8%	$(27,166)	(64.4)%
Interest on mortgage notes receivable	1,049	6.4%	521	1.2%	528	101.3%
Other	356	2.2%	874	2.0%	(518)	(59.3)%

Total revenues	16,433	100.0%	43,589	100.0%	(27,156)	(62.3)%
Operating expenses
Cost of services	10,195	62.0%	27,041	62.0%	(16,846)	(62.3)%
Personnel	1,383	8.4%	2,720	6.2%	(1,337)	(49.2)%
Occupancy	1,924	11.7%	1,904	4.4%	20	1.1%
Travel and entertainment	472	2.9%	1,934	4.4%	(1,462)	(75.6)%
Supplies, research and printing	498	3.0%	2,407	5.5%	(1,909)	(79.3)%
Other	3,774	23.0%	4,157	9.5%	(383)	(9.2)%

Total operating expenses	18,246	111.0%	40,163	92.1%	(21,917)	(54.6)%

Operating (loss) / income	(1,813)	(11.0)%	3,426	7.9%	(5,239)	(152.9)%
Interest and other income, net	1,989	12.1%	920	2.1%	1,069	116.2%
Interest expense	(316)	(1.9)%	(5)	(0.0)%	(311)	NM

(Loss) / income before income taxes	(140)	(0.9)%	4,341	10.0%	(4,481)	(103.2)%
Income tax (benefit) / expense	(231)	(1.4)%	361	0.8%	(592)	(164.0)%

Net income	91	0.6%	3,980	9.1%	(3,889)	(97.7)%
Net income attributable to noncontrolling interest	291	1.8%	2,912	6.7%	(2,621)	(90.0)%

Net (loss) / income attributable to controlling interest	$(200)	(1.2)%	$1,068	2.5%	$(1,268)	(118.7)%

“NM” — Not Meaningful
     Revenues. Our total revenues were $16.4 million for the three months ended June 30, 2009 compared to $43.6 million for the same period in 2008, a decrease of $27.2 million, or 62.3%. Revenues decreased primarily as a result of the decrease in production volumes in several of our capital markets services platforms brought about, in significant part, by the unprecedented disruptions in the global and domestic capital and credit markets coupled with a slowing economy and/or recession, both globally and domestically.
•	The revenues we generated from capital markets services for the three months ended June 30, 2009 decreased $27.2 million, or 64.4%, to $15.0 million from $42.2 million for the same period in 2008. The decrease is primarily attributable to a decrease in both the number and the average dollar value of transactions closed during the second quarter of 2009 compared to the second quarter of 2008, brought about in significant part, by the unprecedented disruptions in the global and domestic capital and credit markets coupled with a slowing economy and/or recession, both globally and domestically.

•	The revenues derived from interest on mortgage notes receivable were $1.0 million for the three months ended June 30, 2009 compared to $0.5 million for the same period in 2008, an increase of $0.5 million. Revenues increased primarily as a result of increased volume of Freddie Mac loans in the second quarter of 2009 compared to the second quarter of 2008.

•	The other revenues we earned, which consists of expense reimbursements from clients related to out-of-pocket costs incurred, were approximately $0.4 million for the three month period ended June 30, 2009 and $0.9 million for the three month period ending June 30, 2008, a decrease of $0.5 million, or 59.3%. Other revenues decreased primarily as a result of the decrease in production volumes.
     Total Operating Expenses. Our total operating expenses were $18.2 million for the three months ended June 30, 2009 compared to $40.2 million for the same period in 2008, a decrease of $21.9 million, or 54.6%. Expenses decreased primarily due to decreased cost of services due to a decrease in capital markets services revenue, decreased personnel costs primarily due to a decrease in revenue and decreased travel and entertainment and supplies, research and printing.
•	The costs of services for the three months ended June 30, 2009 decreased $16.8 million, or 62.3%, to $10.2 million from $27.0 million for the same period in 2008. The decrease is primarily the result of the decrease in commissions and other incentive compensation directly related to the decrease in capital markets services revenues. Also contributing to the decrease in cost of services is the impact of our cost saving initiatives to reduce headcount and suspend the Company’s 401(k) matching contribution. Cost of services as a percentage of capital markets services and other revenues were approximately 66.3% and 62.8% for the three month periods ended June 30, 2009 and June 30, 2008, respectively. This percentage increase is primarily attributable to the fixed portion of cost of services, such as salaries for our analysts and fringe benefit costs, being spread over a lower revenue base.

•	Personnel expenses that are not directly attributable to providing services to our clients for the three months ended June 30, 2009 decreased $1.3 million, or 49.2%, to $1.4 million from $2.7 million for the same period in 2008. The decrease is primarily related to a decrease in profit participation expense resulting from the lower operating income during the three months ended June 30, 2009 and a decrease in salaries due to a lower headcount.

The stock compensation cost, included in personnel expenses, which has been charged against income was $0.2 million for each of the three months ended June 30, 2009 and 2008. At June 30, 2009, there was approximately $1.1 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the nonvested restricted stock units is two years as of June 30, 2009. The weighted average remaining contractual term of the nonvested options is twelve years as of June 30, 2009.

•	Occupancy, travel and entertainment, and supplies, research and printing expenses for the three months ended June 30, 2009 decreased $3.4 million, or 53.7%, to $2.9 million compared to the same period in 2008. These decreases are primarily due to decreased supplies, research and printing and travel and entertainment costs stemming from the decrease in capital markets services revenues and the impact of our cost saving initiatives.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $3.8 million in the three months ended June 30, 2009, a decrease of $0.4 million, or 9.2%, versus $4.2 million in the three months ended June 30, 2008. This decrease is primarily related to decreased marketing and advertising expense of $0.2 million, decreased outsourcing of $0.2 million and a decrease in professional fees of $0.3 million. These decreases were slightly offset by increased interest on warehouse lines of credit of $0.3 million due to the increased volume of Freddie Mac loans.
     Net Income. Our net income for the three months ended June 30, 2009 was $0.1 million, a decrease of $3.9 million versus income of $4.0 million for the same fiscal period in 2008. We attribute this decrease to several factors, with the most significant cause being a decrease of revenues of $27.2 million. Contributing to our lower net income was increased interest expense which was offset by increased interest and other income, net and an income tax benefit.
•	Interest and other income, net for the three months ended June 30, 2009 was $2.0 million, an increase of $1.1 million as compared to $0.9 million for the same fiscal period in 2008. This increase is primarily due to recognizing a $1.1 million gain on the sale of servicing rights on certain loans that we serviced.

•	The interest expense we incurred in the three months ended June 30, 2009 totaled $0.3 million, an increase of $0.3 million from $5,000 of similar expenses incurred in the three months ended June 30, 2008. This increase is primarily due to the recording of the commitment fee on the unused amount of credit on our Amended Credit Agreement. During the three months ended June 30, 2009, the Company corrected an error related to previously unrecorded commitment fees on its unused line of credit and recorded approximately $260,000 of interest expense that represented the cumulative amount of commitment fees for the period from February 5, 2007 to March 31, 2009 and recorded an additional $30,000 of expense related to the three months ended June 30, 2009. The prior period correction was not considered material to restate prior period financial statements.

•	Income tax benefit was approximately $0.2 million for the three months ended June 30, 2009, as compared to income tax expense of $0.4 million in the three months ended June 30, 2008. This decrease is primarily due to the decrease in net operating income experienced during the three months ended June 30, 2009 compared to the same period of the prior year. During the three months ended June 30, 2009, the Company recorded a current income tax expense of approximately $0.1 million which was offset by deferred income tax benefit of approximately $0.4 million.
     Following is a discussion of our results of operations for the six months ended June 30, 2009 and June 30, 2008. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2008.

	For the Six Months Ended
	June 30,
	2009		2008
					Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
		(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$26,898	90.7%	$73,562	97.1%	$(46,664)	(63.4)%
Interest on mortgage notes receivable	1,599	5.4%	723	0.9%	876	121.2%
Other	1,164	3.9%	1,484	2.0%	(320)	(21.6)%

Total revenues	29,661	100.0%	75,769	100.0%	(46,108)	(60.9)%
Operating expenses
Cost of services	20,884	70.4%	49,351	65.1%	(28,467)	(57.7)%
Personnel	3,410	11.5%	4,858	6.4%	(1,448)	(29.8)%
Occupancy	3,765	12.7%	3,759	5.0%	6	0.2%
Travel and entertainment	1,487	5.0%	3,885	5.1%	(2,398)	(61.7)%
Supplies, research and printing	1,243	4.2%	4,318	5.7%	(3,075)	(71.2)%
Other	6,808	23.0%	7,710	10.2%	(902)	(11.7)%

Total operating expenses	37,597	126.8%	73,881	97.5%	(36,284)	(49.1)%

Operating (loss) / income	(7,936)	(26.8)%	1,888	2.5%	(9,824)	(520.3)%
Interest and other income, net	2,402	8.1%	1,926	2.5%	476	24.7%
Interest expense	(322)	(1.1)%	(11)	(0.0)%	(311)	NM
Decrease in payable under the tax receivable agreement	—	0.0%	3,580	4.7%	(3,580)	NM

(Loss) / income before income taxes	(5,856)	(19.7)%	7,383	9.7%	(13,239)	(179.3)%
Income tax (benefit) / expense	(1,041)	(3.5)%	4,464	5.9%	(5,505)	(123.3)%

Net (loss) / income	(4,815)	(16.2)%	2,919	3.9%	(7,734)	(265.0)%
Net (loss) / income attributable to noncontrolling interest	(2,572)	(8.7)%	2,814	3.7%	(5,386)	(191.4)%

Net (loss) / income attributable to controlling interest	$(2,243)	(7.6)%	$105	0.1%	$(2,348)	NM

“NM” - Not Meaningful
     Revenues. Our total revenues were $29.7 million for the six months ended June 30, 2009 compared to $75.8 million for the same period in 2008, a decrease of $46.1 million, or 60.9%. Revenues decreased primarily as a result of the decrease in production volumes in several of our capital markets services platforms brought about, in significant part, by the unprecedented disruptions in the global and domestic capital and credit markets coupled with a slowing economy and/or recession, both globally and domestically.
•	The revenues we generated from capital markets services for the six months ended June 30, 2009 decreased $46.7 million, or 63.4%, to $26.9 million from $73.6 million for the same period in 2008. The decrease is primarily attributable to a decrease in both the number and the average dollar value of transactions closed during the first half of 2009 compared to the first half of 2008, brought about in significant part, by the unprecedented disruptions in the global and domestic capital and credit markets coupled with a slowing economy and/or recession, both globally and domestically.
•	The revenues derived from interest on mortgage notes receivable were $1.6 million for the six months ended June 30, 2009 compared to $0.7 million for the same period in 2008, an increase of $0.9 million. Revenues increased primarily as a result of increased volume of Freddie Mac loans in the first half of 2009 compared to the first half of 2008.

•	The other revenues we earned, which consists of expense reimbursements from clients related to out-of-pocket costs incurred, were approximately $1.2 million for the six month period ended June 30, 2009 and $1.5 million for the six month period ending June 30, 2008.
     Total Operating Expenses. Our total operating expenses were $37.6 million for the six months ended June 30, 2009 compared to $73.9 million for the same period in 2008, a decrease of $36.3 million, or 49.1%. Expenses decreased primarily due to decreased cost of services and personnel costs as a result of the decrease in capital markets services revenue and cost savings initiatives, and decreased supplies, research and printing, travel and entertainment, professional fees and marketing and advertising.
•	The costs of services for the six months ended June 30, 2009 decreased $28.5 million, or 57.7%, to $20.9 million from $49.4 million for the same period in 2008. The decrease is primarily the result of the decrease in commissions and other incentive compensation directly related to the decrease in capital markets services revenues. Also contributing to the decrease in cost of services is the impact of our cost saving initiatives in reduced headcount and the suspension of the Company’s 401(k) matching contribution. Cost of services as a percentage of capital markets services and other revenues were approximately 74.4% and 65.8% for the six month periods ended June 30, 2009 and June 30, 2008, respectively. This percentage increase is primarily attributable to the fixed portion of cost of services, such as salaries for our analysts and fringe benefit costs, being spread over a lower revenue base.
•	Personnel expenses that are not directly attributable to providing services to our clients for the six months ended June 30, 2009 decreased approximately $1.4 million, or 29.8%, to $3.4 million from $4.9 million for the same period in 2008. The decrease is primarily related to a decrease in profit participation expense resulting from the lower operating income during the six months ended June 30, 2009 and a decrease in salaries due to a lower headcount.
The stock compensation cost, included in personnel expenses, which has been charged against income for the six months ended June 30, 2009 was $0.6 million as compared to $0.3 million for the same period in 2008. At June 30, 2009, there was approximately $1.1 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the nonvested restricted stock units is two years as of June 30, 2009. The weighted average remaining contractual term of the nonvested options is twelve years as of June 30, 2009.
•	Occupancy, travel and entertainment, and supplies, research and printing expenses for the six months ended June 30, 2009 decreased $5.5 million, or 45.7%, to $6.5 million compared to the same period in 2008. These decreases are primarily due to decreased supplies, research and printing and travel and entertainment costs stemming from the decrease in capital markets services revenues and the impact of our cost saving initiatives.
•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $6.8 million in the six months ended June 30, 2009, a decrease of $0.9 million, or 11.7%, versus $7.7 million in the six months ended June 30, 2008. This decrease is primarily related to decreases in a number of cost categories such as marketing and advertising, outsourcing and licensing, postage and delivery charges, professional fees and other general and administrative costs. These decreases were partially offset by increased interest on our warehouse lines of credit supporting our Freddie Mac loan business and increased amortization on our mortgage servicing rights intangible assets.
     Net (Loss) / Income. Our net loss for the six months ended June 30, 2009 was $4.8 million, a decrease of $7.7 million versus income of $2.9 million for the same fiscal period in 2008. We attribute this decrease to several factors, with the most significant cause being a decrease of revenues of $46.1 million.
•	Interest and other income, net for the six months ended June 30, 2009 was $2.4 million, an increase of $0.5 million as compared to $1.9 million for the same fiscal period in 2008. This increase is primarily due to recognizing a $1.1 million gain on the sale of servicing rights on certain loans that we service partially offset by lower interest income earned on our cash balances.
•	The interest expense we incurred in the six months ended June 30, 2009 totaled $0.3 million, an increase of $0.3 million from $11,000 of similar expenses incurred in the six months ended June 30, 2008. This increase is primarily due to the recording of the commitment fee on the unused amount of credit on our Amended Credit Agreement. During the six months ended June 30, 2009, the Company corrected an error related to previously unrecorded commitment fees on its unused line of credit and recorded approximately $230,000 of interest expense that represented the cumulative amount of commitment fees for the period from February 5, 2007 to

December 31, 2008 and recorded an additional $60,000 of expense related to the six months ended June 30, 2009. The prior period correction was not considered material to restate prior period financial statements.
•	Income tax benefit was approximately $1.0 million for the six months ended June 30, 2009, a difference of $5.5 million from income tax expense of $4.5 million in the six months ended June 30, 2008. This decrease is primarily due to the decrease in net operating income experienced during the six months ended June 30, 2009 compared to the same period in the prior year. During the six months ended June 30, 2009, the Company recorded a current income tax expense of $0.2 million and a deferred income tax benefit of $1.2 million. During the six months ended June 30, 2008, the Company recorded a current income tax benefit of approximately $3.4 million and a deferred income tax expense of approximately $7.8 million.
Financial Condition
     Total assets increased to $242.5 million at June 30, 2009, from $203.4 million at December 31, 2008, primarily due to:
•	An increase in mortgage notes receivable of $46.3 million due to a higher balance of loans pending sale to Freddie Mac at June 30, 2009, compared to December 31, 2008.

•	An increase in deferred tax assets of $1.2 million, due to an increase in the net operation loss carryforward.

These increases were partially offset by the following decreases:

•	A decrease in cash and cash equivalents of $4.8 million.

•	A decrease in prepaid taxes of $1.3 million primarily due to a refund of federal taxes paid in prior periods.
     Total liabilities increased to $181.3 million at June 30, 2009, from $137.8 million at December 31, 2008, primarily due to:
•	An increase of $46.3 million in the warehouse lines of credit due to a higher balance of loans pending sale to Freddie Mac at June 30, 2009, compared to December 31, 2008.
     This increase was partially offset by a decrease in accrued compensation and related taxes due to payment of year end bonus accruals and a decrease in commission accrual primarily due to lower production volumes.
Cash Flows
     Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of distributions to members of HFF Holdings and payment of commissions and bonuses to employees.
     2009
     Cash and cash equivalents decreased $4.8 million in the six months ended June 30, 2009. Net cash of $4.5 million was used in operating activities, primarily resulting from a $4.8 million net loss and a $2.6 million decrease in accrued compensation and related taxes. These uses of cash were partially offset by the decrease in deferred taxes of $1.2 million and prepaid taxes, prepaid expenses and other current assets of $2.0 million. Cash of $20,000 was used for investing in property and equipment. Financing activities used $0.1 million of cash for the payments on certain capital leases and $0.2 million of cash was used to purchase treasury stock.
     2008
     Cash and cash equivalents decreased $12.9 million in the six months ended June 30, 2008. Net cash of $2.8 million was used in operating activities, primarily resulting from a $4.8 million increase in prepaid expenses and other current assets and a $3.5 million decrease in accrued compensation and related taxes. These uses of cash were partially offset by the decrease in deferred taxes of $7.8 million. Cash of $9.9 million was used to purchase a six month United States Treasury Note and $0.2 million was used for investing in property and equipment and entering into a non-compete agreement. Financing activities used $0.1 million of cash for the payments on certain capital leases and distributions to the noncontrolling interest holder.

Liquidity and Capital Resources
     Our current assets typically have consisted primarily of cash and accounts receivable in relation to earned transaction fees. At June 30, 2009, our cash and cash equivalents of approximately $32.2 million were invested or held in a mix of money market funds, bank demand deposit accounts and a three month United States Treasury Note at two financial institutions. Our liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash level, credit lines, interest and payments on debt, capital expenditures and other matters relating to liquidity and to compliance with regulatory net capital requirements. We have historically maintained a line of credit under our revolving credit facility in excess of anticipated liquidity requirements.
     In accordance with the Operating Partnerships’ partnership agreements, and approval from the board of directors of HFF, Inc. and GP Corp (as general partner of the Operating Partnerships), the Operating Partnerships make quarterly distributions to its partners, including HFF, Inc., based on taxable income, if any, in an amount sufficient to cover all applicable taxes payable by the members of HFF Holdings and by us and to cover dividends, if any, declared by the board of directors. During the six months ended June 30, 2009, the Operating Partnerships did not make any such distributions to HFF Holdings. However, we anticipate the Operating Partnerships will make a distribution of approximately $1.5 million to HFF Holdings during 2009. These distributions decrease the noncontrolling interest balance on the Consolidated Balance Sheet.
     Over the six month period ended June 30, 2009, we used approximately $4.5 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the six months ended June 30, 2009, we incurred approximately $37.6 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the six months ended June 30, 2009, approximately 28.4% of our operating expenses were variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. However, if the current state of the economy continues to deteriorate at the rate it did during 2008 and the first half of 2009, and if this continues for the foreseeable future and continues to adversely impact our capital markets services revenues, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand. Since September 30, 2008, we have eliminated approximately 100 positions and have initiated other cost saving actions that we anticipate will result in approximately $9.8 million of annual cost savings. We will continue to evaluate other opportunities for cost savings. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.
     Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. We have estimated that the payments that will be made to HFF Holdings will be $108.3 million, of which approximately $2.2 million is estimated to be paid during 2009. Our liquidity needs related to our long term obligations are primarily related to our facility leases. Additionally, for the six months ended June 30, 2009, we incurred approximately $3.8 million in occupancy expenses and approximately $0.3 million in interest expense.
     We entered into an Amended Credit Agreement with Bank of America, N.A. for a new $40.0 million line of credit that was put in place contemporaneously with the consummation of the initial public offering. This new credit facility matures on February 5, 2010 and may be extended for one year based on certain conditions as defined in the agreement. Interest on outstanding balance is payable at the applicable LIBOR rate (for interest periods of one, two, three, six or twelve months) plus 200 basis points, 175 basis points or 150 basis points (such rate is determined from time to time in accordance with the Amended Credit Agreement, based on our then applicable consolidated leverage ratio) or at interest equal to the higher of (a) the Federal Funds Rate (0.22% at June 30, 2009) plus 0.5% and (b) the Prime Rate (3.25% at June 30, 2009) plus 1.5%. The Amended Credit Agreement also requires payment of a commitment fee of 0.2% or 0.3% on the unused amount of credit based on the total amount outstanding. During the three months ended June 30, 2009, the Company corrected an error related to previously unrecorded commitment fees on its unused line of credit and recorded $0.3 million of interest expense that represented the cumulative amount of commitment fees for the period from February 5, 2007 to March 31, 2009. This correction was not considered material to restate prior period financial statements. As of June 30, 2009, based on Availability, as defined under the Amended Credit Agreement as three times the difference of Consolidated EBITDA, as defined therein, and Consolidated Fixed Charges, as defined therein, the Company did not have any Availability of the $40.0 million in undrawn line of credit available under this facility. In addition, the financial covenants under the Amended Credit Agreement currently require us to maintain a maximum leverage ratio of Consolidated Funded Indebtedness to Consolidated

EBITDA, each as defined therein, and a minimum fixed charge coverage ratio of Consolidated EBITDA to Consolidated Fixed Charges, each as defined therein. On August 5, 2009, the Company entered into a waiver agreement with Bank of America that waives the financial requirements of the maximum leverage ratio and minimum fixed charge coverage ratio for the three months periods ending June 30, 2009, September 30, 2009 and December 31, 2009. The Company will not have any Availability under the Amended Credit Agreement during the waiver period unless the Company is able to regain compliance with the financial covenants. On June 27, 2008, the Company entered into an amendment to the Amended Credit Agreement to modify the calculation of the Consolidated Fixed Charge Coverage Ratio, as defined therein, as it relates to the Quarterly Tax Distributions, as defined therein, and to modify certain annual and quarterly reporting obligations of HFF LP under the Amended Credit Agreement. The Company did not borrow on this revolving credit facility from its inception through June 30, 2009.
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
     In 2005, we entered into an uncommitted financing arrangement with Red Mortgage Capital, Inc. (“Red Capital”) to fund our Freddie Mac loan closings. Pursuant to this arrangement, Red Capital funds multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. On December 31, 2008, National City Corporation, which was the parent company of Red Capital, was merged with and into The PNC Financial Services Group, Inc., which has also participated and received assistance from the TARP program Although we have not experienced any material changes with our uncommitted financing arrangement with Red Capital, as of this time we are unable to determine what impact, if any, this transaction may have on our ability to continue to obtain financing from Red Capital to support our participation in Freddie Mac’s Program Plus Seller Servicer Program.
     In October 2007, as a result of increases in the volume of the Freddie Mac loans that HFF LP originates as part of its participation in Freddie Mac’s Program Plus Seller Servicer program and recently imposed borrowing limits under the financing arrangement with Red Capital of $150.0 million, we began pursuing alternative financing arrangements to potentially supplement or replace our existing financing arrangement with Red Capital. On October 30, 2007, we entered into an amendment to the Amended Credit Agreement to clarify that the $40.0 million line of credit under the Amended Credit Agreement, to the extent the Company otherwise has Availability, as defined under the Amended Credit Agreement, is available to us for purposes of originating such Freddie Mac loans. In addition, in November 2007, we obtained a $50.0 million financing arrangement from The Huntington National Bank to supplement our Red Capital financing arrangement. The Red Capital and Huntington National Bank financing arrangements are only for the purpose of supporting our participation in Freddie Mac’s Program Plus Seller Servicer program, and cannot be used for any other purpose. As of June 30, 2009, we had outstanding borrowings of $62.6 million under the Red Capital/Huntington National Bank arrangements and a corresponding amount of mortgage notes receivable. The Company did not borrow under the Amended Credit Agreement in connection with funding the Freddie Mac mortgage loans that it originates or otherwise during the three and six months ended June 30, 2009 or during the year ended December 31, 2008. Although we believe that our current financing arrangements with Red Capital and The Huntington Bank are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.
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
     Goodwill. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, we evaluate goodwill for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the fair value of the Company. In determining the fair value of the Company for purposes of evaluating goodwill for impairment, we utilize an enterprise market capitalization approach. In applying this approach, we use the closing stock price of our Class A common stock as of the measurement date multiplied by the sum of current outstanding shares and an estimate of a control premium. As of July 31, 2009, management’s analysis indicates that a greater than 50.0% decline in the estimated enterprise value of the Company may result in the recorded goodwill being impaired and would require management to measure the amount of the impairment charge. Goodwill is considered impaired if the recorded book value of goodwill exceeds the implied fair value of goodwill as determined under this valuation technique. We use our best judgment and information available to us at the time to perform this review.
     Intangible Assets. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing and discount rates are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of June 30, 2009, the fair value and net book value of the servicing rights were $8.1 million and $7.1 million, respectively. A 10%, 20% and 30% increase in the level of assumed prepayments would decrease the estimated fair value of the servicing rights at the stratum level by up to 1.8%, 3.5% and 5.1%, respectively. A 10%, 20% and 30% increase in cost of servicing of the servicing business would decrease the estimated fair value of the servicing rights at the stratum level by up to 19.3%, 38.6% and 57.9%, respectively. A 10%, 20% and 30% increase in the discount rate would decrease the estimated fair value of the servicing rights at the stratum level by up to 3.3%, 6.3% and 9.2%, respectively. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization over eight years. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.
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
     The net deferred tax asset of $125.4 million at June 30, 2009 is comprised mainly of a $133.1 million deferred tax asset related to the Section 754 election tax basis step up, net of a $15.7 million valuation allowance. The net deferred tax asset related to the Section 754 election tax basis step up of $117.3 million represents annual tax deductions of approximately $17.0 million through 2022. In order to realize the annual benefit of approximately $17.0 million, the Company needs to generate approximately $155 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual benefit of $17.0 million each year, the shortfall becomes a net operating loss that can be carried back 2 years to offset prior years’ taxable income or carried forward 20 years to offset future taxable income. The Company’s inability to generate a sufficient level of taxable income through the carryforward period would result in the recording of a valuation allowance as a charge to income tax expense and a corresponding reduction in the payable under the tax receivable agreement which would be recorded as income in the Consolidated

Statements of Income. In evaluating the realizability of these deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including reviewing forward-looking analyses. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize a portion of the deferred tax assets resulting from the initial basis step up recognized from the Reorganization Transaction.
     Leases. The Company leases all of its facilities under operating lease agreements. These lease agreements typically contain tenant improvement allowances. The Company records tenant improvement allowances as a leasehold improvement asset, included in property and equipment, net in the consolidated balance sheet, and a related deferred rent liability and amortizes them on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense and a reduction to rent expense, respectively. Lease agreements sometimes contain rent escalation clauses or rent holidays, which are recognized on a straight-line basis over the life of the lease in accordance with SFAS No. 13, Accounting for Leases. Lease terms generally range from one to ten years. An analysis is performed on all equipment leases to determine whether they should be classified as a capital or operating lease according to SFAS No. 13, as amended.
     Share Based Compensation. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The weighted average assumptions used in the option pricing model as of June 30, 2009 are: i) zero dividend yield, ii) expected volatility of 59.6%, iii) risk free interest rate of 3.7% and iv) expected life of 6.3 years. For restricted stock awards, the fair value of the awards is calculated as the difference between the market value of the Company’s Class A common stock on the date of grant and the purchase price paid by the employee. The Company’s awards are generally subject to graded vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary.
Certain Information Concerning Off-Balance Sheet Arrangements
     We do not currently invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.
Seasonality
     Our capital markets services revenue has historically been seasonal, which can affect an investor’s ability to compare our financial condition and results of operation on a quarter-by-quarter basis. This seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. The typical concentration of earnings and cash flows in the last six months of the year is due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. The current disruptions in the global and domestic capital markets, the liquidity issues facing all capital markets, especially the U.S. commercial real estate markets, as well as the U.S. and global recession will cause historical comparisons to be even more difficult to gauge, and this pattern of revenue may not continue and has not occurred over the past two years.
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
Recent Accounting Pronouncements
     In June 2009, the FASB issued FSP FAS No. 167, Amendments to FASB Interpretation No. 46(R) (FSP FAS 167) which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. FSP FAS 167 is effective for fiscal periods ending after November 15, 2009. The adoption of FSP FAS 166 is not expected to have a material impact on the Company. Prior to adoption, the Company will evaluate the impact on its consolidated financial position and results of operations.

     In June 2009, the FASB issued FSP FAS No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 (FSP FAS 166) which removes the concept of a qualifying special-purpose entity from FSP FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. FSP FAS 166 is effective for fiscal periods ending after November 15, 2009. The adoption of FSP FAS 166 is not expected to have a material impact on the Company.
     On April 9, 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly (FSP FAS 157-4) which supersedes FSP SFAS 157-3, Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active (FSP FAS 157-3) and amends SFAS 157, Fair Value Measurements (SFAS 157) to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP FAS 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 157-4 had no impact on the Company’s consolidated financial position and results of operations.
     On April 9, 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (FSP FAS 107-1) which extends the disclosure requirements of FAS 107 Disclosures about Fair Value of Financial Instruments, to interim financial statements. FSP FAS No. 107-1 was effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 had no impact on the Company’s consolidated financial position and results of operations.
     In December 2008, the FASB issued FSP FAS No. 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities (FSP FAS No. 140-4) which amends FAS 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and FIN 46(R) Consolidation of Variable Interest Entities. FSP FAS 140-4 requires extensive additional disclosures by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interest entities. FSP FAS 140-4 was effective for fiscal periods ending after December 15, 2008. The adoption of FSP FAS 140-4 did not have a material impact on the Company.
     In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3) which amended the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 Goodwill and Other Intangible Assets. FSP FAS 142-3 was effective for fiscal years beginning after December 14, 2008, and interim periods within those fiscal years. The Company adopted the provision of this standard on January 1, 2009, which did not have a material impact on the Company.
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
     In February 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2) which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities including, but not limited to, nonfinancial assets and liabilities initially measured at fair value in a business combination that are not subsequently remeasured at fair value and nonfinancial assets and liabilities measured at fair value in the SFAS 142 goodwill impairment test.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     Due to the nature of our business and the manner in which we conduct our operations, in particular that our financial instruments which are exposed to concentrations of credit risk consist primarily of short-term cash deposits and investments and in light of the recent support provided by the U.S. government related to the current credit and liquidity issues, we believe we do not face any material interest rate risk, foreign currency exchange rate risk, equity price risk or other market risk. The recent disruptions in the credit markets, however, have, in some cases, resulted in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Although we believe that our cash and cash equivalents are deposited, invested or placed with secure financial institutions, there is no assurance that these financial institutions will not default on their obligations to us, especially given current credit market conditions, which would adversely impact our cash and cash equivalent positions and, in turn, our results of operations and financial condition.
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
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.
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
     None.
Item 3. Defaults Upon Senior Securities.

     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     The Company’s Annual Meeting of Stockholders was held on May 28, 2009. The holders of 35,695,729 shares of the Company’s common stock (approximately 97% of the outstanding shares) were present at the meeting in person or by proxy. The only matters voted upon at the meeting were: (i) the election of two persons to serve as Class III directors for a three-year term expiring at the Annual Meeting of Stockholders in 2012; and (ii) the ratification of the appointment of Ernst & Young LLP as independent registered public accounting firm to audit and report upon the financial statements of the Company for the fiscal year ending December 31, 2009. The results of voting were as follows:
     Lenore M. Sullivan and John P. Fowler, the nominees of the Company’s Board of Directors, were elected to serve as Class III directors until the Annual Meeting of Stockholders in 2012. There were no other nominees.
Shares were voted as follows:

		Withhold Vote
Name	For	For
Lenore M. Sullivan	35,511,575	184,154
John P. Fowler	35,402,799	292,930
     The appointment of Ernst & Young LLP as independent registered public accounting firm for the 2009 fiscal year was ratified: affirmative votes, 35,548,179; negative votes, 142,372; withheld votes, 5,178.
Item 5. Other Information.
     None.
Item 6. Exhibits.
A. Exhibits

10.1	Waiver Agreement, dated as of August 5, 2009, among Holliday Fenoglio Fowler, L.P., the lenders party to the Amended and Restated Credit Agreement, and Bank of America, N.A., as administrative agent.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HFF, INC.
Dated: August 7, 2009	By:	/s/ John H. Pelusi, Jr.
John H. Pelusi, Jr
Chief Executive Officer, Director and Executive Managing Director (Principal Executive Officer)

Dated: August 7, 2009	By:	/s/ Gregory R. Conley
Gregory R. Conley
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Waiver Agreement, dated as of August 5, 2009, among Holliday Fenoglio Fowler, L.P., the lenders party to the Amended and Restated Credit Agreement, and Bank of America, N.A., as administrative agent.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).