Form 10-Q
period 2009-09-30
HFF, Inc.
filed 2009-11-06
CIK 1380509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding as of October 30, 2009 was 16,538,830 shares.

HFF, INC. AND SUBSIDIARIES

September 30, 2009

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
     Unless the context otherwise requires, references to (1) “HFF Holdings” refer solely to HFF Holdings LLC, a Delaware limited liability company that was previously the holding company for our consolidated subsidiaries, and not to any of its subsidiaries, (2) “HFF LP” refer to Holliday Fenoglio Fowler, L.P., a Texas limited partnership, (3) “HFF Securities” refer to HFF Securities L.P., a Delaware limited partnership and registered broker-dealer, (4) “Holliday GP” refer to Holliday GP Corp., a Delaware corporation and the general partner of HFF LP and HFF Securities, (5) “HoldCo LLC” refer to HFF Partnership Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of HFF, Inc., and (6) “Holdings Sub” refer to HFF LP Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of HFF Holdings. Our business operations are conducted by HFF LP and HFF Securities, which are sometimes referred to in this Quarterly Report on Form 10-Q as the “Operating Partnerships.” Also, except where specifically noted, references in this Quarterly Report on Form 10-Q to “the Company,” “we” or “us” mean HFF, Inc., the newly-formed Delaware corporation and its consolidated subsidiaries after giving effect to the Reorganization Transactions.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
HFF, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$35,380	$37,028
Restricted cash (Note 7)	167	190
Accounts receivable	801	985
Mortgage notes receivable (Note 8)	11,224	16,300
Prepaid taxes	2,117	5,569
Prepaid expenses and other current assets	1,385	2,038
Deferred tax asset, net	140	320

Total current assets, net	51,214	62,430
Property and equipment, net (Note 4)	4,433	5,294
Deferred tax asset	123,495	123,848
Goodwill	3,712	3,712
Intangible assets, net (Note 5)	7,629	7,649
Other noncurrent assets	432	459

Total Assets	$190,915	$203,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$141	$91
Warehouse line of credit (Note 8)	11,224	16,300
Accrued compensation and related taxes	4,676	5,321
Accounts payable	488	495
Payable to affiliate (Note 16)	56	92
Other current liabilities	3,435	3,207

Total current liabilities	20,020	25,506
Deferred rent credit	3,390	3,793
Payable to HFF Holdings — TRA, less current portion (Note 12)	104,336	108,287
Other long-term liabilities	248	120
Long-term debt, less current portion (Note 7)	117	60

Total liabilities	128,111	137,766
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 authorized, and 16,538,830 and 16,446,480 shares outstanding, respectively	165	164
Class B common stock, par value $0.01 per share, 1 share authorized, and 1 share outstanding	—	—
Treasury stock	(173)	—
Additional paid-in-capital	27,119	26,206
Retained earnings	10,474	12,756

Total parent stockholders’ equity	37,585	39,126
Noncontrolling interest (Note 13)	25,219	26,500

Total equity	62,804	65,626

Total liabilities and stockholders’ equity	$190,915	$203,392

See accompanying notes to the consolidated financial statements.

HFF, Inc.
Consolidated Statements of Income
(Dollars in Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Capital markets services revenue	$19,483	$29,441	$46,381	$103,003
Interest on mortgage notes receivable	793	698	2,392	1,421
Other	336	895	1,500	2,379

	20,612	31,034	50,273	106,803
Expenses
Cost of services	12,185	20,014	33,069	69,365
Personnel	1,425	2,160	4,835	7,018
Occupancy	1,942	1,930	5,707	5,689
Travel and entertainment	566	970	2,053	4,855
Supplies, research, and printing	402	1,523	1,645	5,841
Insurance	432	490	1,419	1,537
Professional fees	876	1,162	2,606	3,306
Depreciation and amortization	872	1,111	2,617	2,587
Interest on warehouse line of credit	481	602	1,402	1,167
Other operating	591	1,170	2,016	3,648

	19,772	31,132	57,369	105,013

Operating income / (loss)	840	(98)	(7,096)	1,790

Interest and other income, net	920	1,849	3,322	3,775
Interest expense	(51)	(4)	(373)	(15)
Decrease in payable under the tax receivable agreement	1,694	282	1,694	3,862

Income / (loss) before income taxes	3,403	2,029	(2,453)	9,412
Income tax expense	2,114	369	1,073	4,833

Net income / (loss)	1,289	1,660	(3,526)	4,579
Net income / (loss) attributable to noncontrolling interest	1,328	1,335	(1,244)	4,149

Net (loss) / income attributable to controlling interest	$(39)	$325	$(2,282)	$430

Earnings per share of Class A common stock:
Basic	$(0.00)	$0.02	$(0.14)	$0.03
Diluted	$(0.00)	$0.02	$(0.14)	$0.03
See accompanying notes to the consolidated financial statements.

HFF, Inc.
Consolidated Statements of Stockholders’ Equity
(Dollars in Thousands, except share data)

	Controlling Interest
					Additional
	Common Stock		Treasury Stock		Paid in	Accumulated other	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Comprehensive Income	Earnings	Interest	Equity

Stockholders’ equity, December 31, 2008	16,446,480	$164	—	$—	$26,206	$—	$12,756	$26,500	$65,626
Stock compensation and other, net	—	—	—	—	913	—	—	—	913
Issuance of Class A common stock	172,399	2	—	—	—	—	—	—	2
Repurchase of Class A common stock	(80,049)	(1)	80,049	(173)	—	—	—	—	(174)
Distributions	—	—	—	—	—	—	—	(37)	(37)
Net (loss)	—	—	—	—	—	—	(2,282)	(1,244)	(3,526)

Stockholders’ equity, September 30, 2009	16,538,830	$165	80,049	$(173)	$27,119	$—	$10,474	$25,219	$62,804

	Controlling Interest
					Additional
	Common Stock		Treasury Stock		Paid in	Accumulated other	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Comprehensive Income	Earnings	Interest	Equity

Stockholders’ equity, December 31, 2007	16,445,000	$164	—	$—	$25,353	$—	$12,527	$21,784	$59,828
Stock compensation and other, net	—	—	—	—	683	—	—	—	683
Issuance of Class A common stock	1,480	—	—	—	—	—	—	—	—
Unrealized gain on investments, net of tax	—	—	—	—	—	21	—	—	21
Distributions	—	—	—	—	—	—	—	(62)	(62)
Net income	—	—	—	—	—	—	430	4,149	4,579

Stockholders’ equity, September 30, 2008	16,446,480	$164	—	$—	$26,036	$21	$12,957	$25,871	$65,049

See accompanying notes to the consolidated financial statements.

HFF, Inc.
Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Nine Months Ended September 30
	2009	2008
Operating activities
Net (loss) / income	$(3,526)	$4,579
Adjustments to reconcile net (loss) / income to net cash used in operating activities:
Stock based compensation	913	706
Amortization of investment security discounts	—	(67)
Deferred taxes	534	7,506
Provision for bad debts	—	40
Payable under the tax receivable agreement	(1,693)	(3,862)
Depreciation and amortization:
Property and equipment	1,105	1,217
Intangibles	1,512	1,370
Gain on sale or disposition of assets, net	(2,417)	(1,558)
Mortgage service rights assumed	(568)	(1,138)
Proceeds from sale of mortgage servicing rights	1,560	—
Increase (decrease) in cash from changes in:
Restricted cash	23	149
Accounts receivable	184	332
Receivable from /payable to affiliates	(36)	(54)
Payable to Holdings — TRA	(2,258)	(5,257)
Deferred taxes, net	(1)	(5)
Mortgage notes receivable	5,076	(59,256)
Net borrowings on warehouse line of credit	(5,076)	59,256
Prepaid taxes, prepaid expenses and other current assets	4,105	(4,610)
Other noncurrent assets	27	89
Accrued compensation and related taxes	(645)	(4,596)
Accounts payable	(7)	(1,096)
Other accrued liabilities	228	67
Other long-term liabilities	(319)	(516)

Net cash used in operating activities	(1,279)	(6,704)
Investing activities
Purchases of property and equipment	(54)	(161)
Non-compete agreement	—	(100)
Purchase of investments	—	(9,907)

Net cash used in investing activities	(54)	(10,168)
Financing activities
Payments on long-term debt	(106)	(65)
Issuance of common stock, net	1	—
Treasury stock	(173)	—
Distributions to noncontrolling interest	(37)	(62)

Net cash used in financing activities	(315)	(127)

Net decrease in cash	(1,648)	(16,999)
Cash and cash equivalents, beginning of period	37,028	43,739

Cash and cash equivalents, end of period	$35,380	$26,740

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
HFF LP was acquired on June 16, 2003 and accounted for in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations.(ASC 805). The total purchase price of $8.8 million was allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition.
During 2004, HFF LP and Holliday GP Corp., a Delaware corporation (“Holliday GP”), formed HFF Securities. HFF Securities is a broker-dealer that performs private placements of securities by raising equity capital from institutional investors for discretionary, commingled real estate funds to execute real estate acquisitions, recapitalizations, developments, debt investments and other real estate-related strategies. HFF Securities may also provide other investment banking and advisory services on various project or entity-level strategic assignments such as mergers and acquisitions, sales and divestitures, recapitalizations and restructurings, privatizations, management buyouts and arranging joint ventures for specific real estate strategies.
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
The proceeds of the initial public offering were used to purchase from HFF Holdings LLC (“HFF Holdings”) all of the shares of Holliday GP and purchase from HFF Holdings partnership units representing approximately 39% of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP).
On February 21, 2007, the underwriters exercised their option to purchase an additional 2,145,000 shares of Class A common stock (15% of original issuance) at $18.00 per share. These proceeds were used to purchase HFF Holdings partnership units representing approximately 6.0% of each of the Operating Partnerships. The Company did not retain any of the proceeds from the Offering.
In addition to cash received for its sale of all of the shares of Holliday GP and approximately 45% of partnership units of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP), HFF Holdings also received an exchange right that permits HFF Holdings to exchange interests in the Operating Partnerships for shares of (i) HFF, Inc.’s Class A common stock (the “Exchange Right”) and (ii) rights under a tax receivable agreement between the Company and HFF Holdings (the “tax receivable agreement”). See Note 13 for further discussion of the Exchange Right and Notes 12 and 17 for further discussion of the tax receivable agreement.
As a result of the reorganization, the Company became a holding company through a series of transactions pursuant to a sale and merger agreement. Pursuant to the Offering and reorganization, HFF, Inc.’s sole assets are through its wholly-owned subsidiary HFF Partnership Holdings, LLC, a Delaware limited liability company (“HoldCo LLC”), partnership interests in HFF LP and HFF Securities and all of the shares of Holliday GP. The transactions that occurred in connection with the initial public offering and reorganization are referred to as the “Reorganization Transactions.”

Basis of Presentation
The accompanying consolidated financial statements of HFF, Inc. as of September 30, 2009 and December 31, 2008 and for the three and nine month periods ended September 30, 2009 and September 30, 2008, include the accounts of HFF LP, HFF Securities, and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP and HoldCo LLC. All significant intercompany accounts and transactions have been eliminated.
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
As the sole stockholder of Holliday GP (the sole general partner of the Operating Partnerships), HFF, Inc. now operates and controls all of the business and affairs of the Operating Partnerships. HFF, Inc. consolidates the financial results of the Operating Partnerships, and the ownership interest of HFF Holdings in the Operating Partnerships is treated as a noncontrolling interest in HFF, Inc.’s consolidated financial statements. HFF Holdings, through its wholly-owned subsidiary (Holdings Sub), and HFF, Inc., through its wholly-owned subsidiaries (HoldCo LLC and Holliday GP), are the only partners of the Operating Partnerships following the Reorganization Transactions.
Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”) as the primary source of authoritative accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB to be applied to nongovernmental entities. Although the establishment of the ASC did not change current GAAP, it did change the way the Company refers to GAAP throughout this document to reflect the updated referencing convention.
Reclassifications
Certain items in the consolidated financial statements of prior years have been reclassified to conform to the current year’s presentation.
2. Summary of Significant Accounting Policies
These interim financial statements have been prepared in accordance with GAAP for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. Accordingly, significant accounting policies and disclosures normally provided have been omitted as such items are disclosed therein. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results expected for the year ending December 31, 2009.
Consolidation
HFF Inc. controls the activities of the operating partnerships through its 100% ownership interest of Holliday GP. As such, in accordance with ASC 810 Consolidation, Holliday GP consolidates the Operating Partnerships as Holliday GP is the sole general partner of the Operating Partnerships and the limited partners do not have substantive participating rights or kick out rights. The ownership interest of HFF Holdings in the Operating Partnerships is reflected as noncontrolling interest in HFF, Inc.’s consolidated financial statements.
The accompanying consolidated financial statements of HFF, Inc. as of September 30, 2009 and December 31, 2008, and for the three and nine month periods ended September 30, 2009 and September 30, 2008, include the accounts of HFF LP, HFF Securities, and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP and HoldCo LLC. The ownership interest of HFF Holdings in HFF LP and HFF

Securities is treated as a noncontrolling interest in the consolidated financial statements of HFF, Inc. All significant intercompany accounts and transactions have been eliminated.
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
Earnings Per Share
Subsequent to the Reorganization Transactions, the Company computes net income per share in accordance with ASC 260, Earnings Per Share. Basic net income per share is computed by dividing income available to Class A common stockholders by the weighted average of shares of Class A common stock outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities (see Note 15).
Intangible Assets
Intangible assets include mortgage servicing rights under agreements with third-party lenders, costs associated with obtaining a Financial Industry Regulatory Authority (FINRA) license, a non-compete agreement and deferred financing costs.
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
Effective January 1, 2007, the Company adopted the provisions of the ASC 860, Transfers and Servicing. ASC 860 requires an entity to recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract, regardless of whether explicit consideration is exchanged. The statement also permits a company to choose to either subsequently measure servicing rights at fair value and to report changes in fair value in earnings, or to retain the amortization method whereby servicing rights are recorded at the lower of cost or fair value and are amortized over their expected life.

The Company retained the amortization method upon adoption of ASC 860, but began recognizing the fair value of servicing contracts involving no consideration assumed after January 1, 2007, which resulted in the Company recording $0.3 million and $0.6 million of intangible assets and a corresponding amount to income upon initial recognition of the servicing rights for the three and nine month periods ended September 30, 2009, respectively. The Company recorded $0.5 million and $1.1 million of intangible assets and a corresponding amount to income upon initial recognition of the servicing rights for the three and nine month periods ended September 30, 2008, respectively. The Company recorded $0.0 million and $0.1 million servicing right liability and a corresponding amount to expense upon initial recognition of the servicing right during the three and nine month periods ended September 30, 2009, respectively. Both the income and expense recognized from servicing rights are recorded in Interest and other income, net in the Consolidated Statements of Income.
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
Stock Based Compensation
Effective January 1, 2006, the Company adopted ASC 718, Compensation – Stock Compensation (ASC 718), using the modified prospective method. Under this method, the Company recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the adoption for which requisite service has not been provided as of January 1, 2006. The Company did not grant any share-based awards prior to January 31, 2007. ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. For restricted stock awards, the fair value of the awards is calculated as the difference between the market value of the Company’s Class A common stock on the date of grant and the purchase price paid by the employee. The Company’s awards are generally subject to graded vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary.
Investments
From time to time, the Company may invest in available-for-sale securities such as United States Treasury Bills. These investments are carried at fair value based on quoted market prices in active markets for identical instruments. If quoted market prices are not available, fair value is based upon quoted prices for similar instruments in active markets. These investments may be classified as current or long-term assets and are included in Investments or Other noncurrent assets, respectively, on the Consolidated Balance Sheets based on management’s ability or intention to sell the investment. The amortization of the discount is recognized as income based on the effective interest method and is recorded in Interest and other income, net in the Consolidated Statements of Income. The unrealized gains or losses on securities available-for-sale are included net of tax in Accumulated other comprehensive income, net of tax on the Consolidated Balance Sheets. Realized gains or losses on these securities are computed on a specific-identification basis and recognized in Interest and other income, net in the Consolidated Statements of Income. The Company did not have any investments as of September 30, 2009 or December 31, 2008.
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

Comprehensive Income
The Company reports all changes in comprehensive income in the Consolidated Statements of Stockholders’ Equity, in accordance with the provisions of ASC 220, Comprehensive Income. Comprehensive income includes net income and unrealized gains and losses on securities available for sale, net of tax.
Comprehensive loss was $(0.0) million and $(2.3) million for the three and nine month periods ended September 30, 2009, respectively, and income of $0.4 million and $0.5 million, respectively, for the same periods of 2008.
Treasury Stock
The Company records common stock purchased for treasury at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the first-in, first-out basis.
Recent Accounting Pronouncements
In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R) (FAS 167), which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. FAS 167 is effective for fiscal periods ending after November 15, 2009. The adoption of FAS 167 is not expected to have a material impact on the Company. Prior to adoption, the Company will evaluate the impact on its consolidated financial position and results of operations.
In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (as codified in ASC topic 860, Transfers and Servicing (ASC 860)). This update to ASC 860 removes the concept of a qualifying special-purpose entity and removes the exception from applying ASC 810 to qualifying special-purpose entities. FSP FAS 166 is effective for fiscal periods ending after November 15, 2009. The adoption of the amended guidance is not expected to have a material impact on the Company.
On April 9, 2009, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures (ASC 820), to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. ASC 820 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. The amended guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of the amended guidance had no impact on the Company’s consolidated financial position and results of operations.
On April 9, 2009, the FASB issued an update to ASC 825, Financial Instruments (ASC 825), which extends the disclosure requirements of the fair value of financial instruments to interim financial statements. The amended guidance was effective for interim reporting periods ending after June 15, 2009. The adoption of the amended guidance had no impact on the Company’s consolidated financial position and results of operations.
In April 2008, the FASB issued an update to ASC 350, Intangibles – Goodwill and Other (ASC 350), which amended the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This amended guidance was effective for fiscal years beginning after December 14, 2008, and interim periods within those fiscal years. The Company adopted the provision of this standard on January 1, 2009, which did not have a material impact on the Company.
In December 2007, the FASB issued an update to ASC 810, Consolidation (ASC 810), which changes the accounting and reporting for minority interests, which will be characterized as “noncontrolling interests” and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The Company adopted the provisions of this standard on January 1, 2009, which resulted in a significant change to total equity, as the noncontrolling interest had been previously classified outside of equity.
3. Stock Compensation
Effective January 1, 2006, the Company adopted ASC 718 using the modified prospective method. Under this method, the Company recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the adoption for which requisite service has not been provided as of January 1, 2006. The Company did not grant any share-based awards prior to January 31, 2007. ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. For restricted stock awards, the fair value of the awards is calculated as the difference between the market value of the Company’s Class A common stock on the date of grant and the purchase price paid by the employee. The Company’s awards are generally subject to graded vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary. During the three month period ending September 30, 2009, 2,084 of vested restricted stock units were converted to Class A common stock and 35,168 new restricted stock units were granted. During the three month period ending September 30, 2009, no stock options were granted and no stock options were forfeited.
The stock compensation cost that has been charged against income for the three and nine months ended September 30, 2009 was $0.3 million and $0.9 million, respectively, which is recorded in Personnel expenses in the Consolidated Statements of Income. The stock compensation cost that has been charged against income for the three and nine month periods ended September 30, 2008 was $0.4 million and $0.7 million, respectively. At September 30, 2009, there was approximately $0.9 million of unrecognized compensation cost related to share based awards.
No options vested or were exercised during the three months ended September 30, 2009.
The fair value of vested restricted stock units was $0.5 million at September 30, 2009.
The weighted average remaining contractual term of the nonvested restricted stock units is approximately 2 years as of September 30, 2009.
4. Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Furniture and equipment	$3,615	$3,419
Computer equipment	1,023	1,022
Capitalized software costs	492	516
Leasehold improvements	5,953	6,030

Subtotal	11,083	10,987
Less accumulated depreciation and amortization	(6,650)	(5,693)

	$4,433	$5,294

As of September 30, 2009 the Company has recorded, within furniture and equipment, office equipment under capital leases of $0.5 million, including accumulated amortization of $0.3 million, which is included within depreciation and amortization expense on the accompanying Consolidated Statements of Income. As of December 31, 2008, the Company has recorded office equipment under capital leases of $0.3 million, including accumulated amortization of $0.2 million. See Note 7 for discussion of the related capital lease obligations.

5. Intangible Assets
The Company’s intangible assets are summarized as follows (in thousands):

	September 30, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Amortizable intangible assets:
Mortgage servicing rights	$11,203	$(3,769)	$7,434	$9,716	$(2,405)	$7,311
Deferred financing costs	523	(471)	52	523	(353)	170
Non-compete agreement	100	(57)	43	100	(32)	68
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$11,926	$(4,297)	$7,629	$10,439	$(2,790)	$7,649

As of September 30, 2009 and December 31, 2008, the Company serviced $24.7 billion and $24.5 billion, respectively, of commercial loans. The Company earned $2.8 million and $8.1 million in servicing fees and interest on float and escrow balances for the three and nine month periods ending September 30, 2009, respectively. The Company earned $3.5 million and $9.5 million in servicing fees and interest on float and escrow balances for the three and nine month periods ending September 30, 2008, respectively. These revenues are recorded as capital markets services revenues in the Consolidated Statements of Income.
The total commercial loan servicing portfolio includes loans for which there are no corresponding mortgage servicing rights recorded on the balance sheet, as these servicing rights were assumed prior to January 1, 2007 and involved no initial consideration paid by the Company. The Company has recorded mortgage servicing rights of $7.4 million and $7.3 million on $11.9 billion and $11.1 billion, respectively, of the total loans serviced as of September 30, 2009 and December 31, 2008.
The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (CMBS), Freddie Mac and limited-service life company loans.
Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of September 30, 2009 are as follows:
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

Changes in the carrying value of mortgage servicing rights for the nine month period ended September 30, 2009 and 2008, and the fair value at the end of each period were as follows (in thousands):

						FV at
Category	12/31/08	Capitalized	Amortized	Sold	9/30/09	9/30/09
Freddie Mac	$3,266	$1,317	$(580)	$—	$4,003	$4,497
CMBS	2,861	362	(335)	(442)	2,446	2,907
Life company	991	222	(394)	—	819	964
Life company – limited	193	53	(80)	—	166	198

Total	$7,311	$1,954	$(1,389)	$(442)	$7,434	$8,566

						FV at
Category	12/31/07	Capitalized	Amortized	Sold	9/30/08	9/30/08
Freddie Mac	$2,183	$1,562	$(620)	$—	$3,125	$3,635
CMBS	2,414	468	(291)	—	2,591	2,840
Life company	634	541	(271)	—	904	1,134
Life company – limited	112	128	(48)	—	192	250

Total	$5,343	$2,699	$(1,230)	$—	$6,812	$7,859

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $0.5 million and $1.3 million on $131.3 million and $398.2 million of loans, respectively, during the three and nine month periods ending September 30, 2009 and $1.0 million and $1.6 million on $270.0 million and $496.7 million of loans, respectively, during the three and nine month periods ending September 30, 2008. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration of $0.3 million and $0.6 million on $392.8 million and $778.9 million of loans, respectively, during the three and nine month periods ending September 30, 2009 and $0.5 million and $1.1 million on $939.2 million and $2.3 billion of loans, respectively, during the three and nine month periods ending September 30, 2008. In June 2009, the Company sold mortgage servicing rights with a net book value of $0.4 million and recognized a gain on sale of $1.1 million which is recorded in Interest and other income, net in the consolidated financial statements. The Company recorded a mortgage servicing liability of $0.1 million, included in other long-term liabilities on the accompanying consolidated balance sheet, on $146.4 million of loans, during the three month period ending March 31, 2009. These amounts are recorded in Interest and Other Income, net in the consolidated statements of income.
Amortization expense related to intangible assets was $0.5 million and $1.5 million during the three and nine month periods ended September 30, 2009, respectively, and $0.7 million and $1.4 million during the three and nine month periods ended September 30, 2008, respectively, which is recorded in Depreciation and Amortization in the consolidated statements of income.
See Note 2 for further discussion regarding treatment of servicing rights prior to January 1, 2007.
Estimated amortization expense for the next five years is as follows (in thousands):

Remainder of 2009	$521
2010	1,720
2011	1,275
2012	1,021
2013	922
2014	833
The weighted-average life of the mortgage servicing rights intangible asset was 6.3 years at September 30, 2009. The remaining lives of the deferred financing costs and non-compete agreement intangible assets were 0.3 and 1.3 years, respectively, at September 30, 2009.
6. Fair Value Measurement
The Company adopted ASC 820 as of January 1, 2008. ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into the following three levels: Level 1 inputs which are quoted market prices in active markets for identical assets or liabilities; Level 2 inputs which are observable market-based inputs or unobservable inputs corroborated by market data for the asset or liability; and Level 3 inputs which are unobservable inputs based on management’s assumptions that are not corroborated by market data. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
As of September 30, 2009, the Company did not have any assets or liabilities recognized at fair value on a recurring basis.
In accordance with generally accepted accounting principles, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and mortgage notes receivable. The mortgage servicing rights were not measured at fair value during the third quarter of 2009 as the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at September 30, 2009. See Note 5 for further discussion on the assumptions used in valuing the mortgage servicing rights and impact on earnings during the period. The fair value of the mortgage notes receivable was based on prices observable in the market for similar loans and equaled carrying value at September 30, 2009. Therefore, no lower of cost or fair value adjustment was required.
7. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008
Bank term note payable	$—	$—
Capital lease obligations	258	151

Total long-term debt and capital leases	258	151
Less current maturities	141	91

Long-term debt and capital leases	$117	$60

(a) The Credit Agreement
On February 5, 2007, the Company entered into an Amended and Restated Credit Agreement with Bank of America (“Amended Credit Agreement”). The Amended Credit Agreement is comprised of a $40.0 million revolving credit facility, which replaced the old Credit Agreement that was paid off in connection with the initial public offering. The Amended Credit Agreement matures on February 5, 2010 and may be extended for one year based on certain conditions as defined in the agreement. Interest on outstanding balances is payable at the applicable LIBOR rate (for interest periods of one, two, three, six or twelve months) plus 200 basis points, 175 basis points or 150 basis points (such rate is determined from time to time in accordance with the Amended Credit Agreement, based on our then applicable consolidated leverage ratio) or at interest equal to the higher of (a) the Federal Funds Rate (0.07% at September 30, 2009) plus 0.5% and (b) the Prime Rate (3.25% at September 30, 2009) plus 1.5%. The Amended Credit Agreement also requires payment of a commitment fee of 0.2% or 0.3% on the unused amount of credit based on the total amount outstanding. During the three months ended June 30, 2009, the Company corrected an error related to previously unrecorded commitment fees on its unused line of credit and recorded approximately $260,000 of interest expense that represented the cumulative amount of commitment fees on its unused line for the period from February 5, 2007 to March 31, 2009. This correction was not considered material to restate prior period financial statements. The Company did not borrow on this revolving credit facility during the period February 5, 2007 through September 30, 2009. As of September 30, 2009, based on Availability, as defined under the Amended Credit Agreement as three times the difference of Consolidated EBITDA, as defined therein, and Consolidated Fixed Charges, as defined therein, the Company did not have any Availability, as defined therein, of the $40.0 million in undrawn line of credit available under this facility. In addition, the financial covenants under the Amended Credit Agreement currently require us to maintain a maximum leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, each as defined therein, and a minimum fixed charge coverage ratio of Consolidated EBITDA to Consolidated Fixed Charges, each as defined therein. On August 5, 2009, the Company entered into a waiver agreement with Bank of America that waives the financial requirements of the maximum leverage ratio and minimum fixed charge coverage ratio for the three month periods ending June 30, 2009, September 30, 2009 and December 31, 2009. The Company will not have any Availability under the Amended Credit Agreement during the waiver period unless the Company is able to regain compliance with the financial covenants. On June 27, 2008, the Company entered into an amendment to the Amended Credit Agreement to modify the calculation of the Consolidated Fixed Charge Coverage Ratio, as defined therein, as it relates to the Quarterly Tax Distributions, as defined therein, and to modify certain annual and quarterly reporting obligations of HFF LP under the Amended Credit Agreement. On October 30, 2007, the Company entered into an amendment to the Amended Credit Agreement to clarify that the $40.0 million line of credit under the Amended Credit Agreement, to the extent otherwise available to the Company, is available to the Company for purposes of originating such Freddie Mac loans (see discussion under Note 8 below).

(b) Letters of Credit and Capital Lease Obligations
At each September 30, 2009 and December 31, 2008, the Company had outstanding letters of credit of approximately $0.2 million with the same bank as the revolving credit arrangements as security for two leases. The Company segregated cash in a separate bank account to collateralize the letters of credit. The letters of credit expire through 2010 but can be extended for one year.
Capital lease obligations consist primarily of office equipment leases that expire at various dates through June 2012 and bear interest at rates ranging from 2.99% to 9.50%. A summary of future minimum lease payments under capital leases at September 30, 2009 is as follows (in thousands):

Remainder of 2009	$38
2010	135
2011	75
2012	10

$258

8. Warehouse Line of Credit
In 2005, HFF LP obtained an uncommitted, unlimited warehouse line of credit for the purpose of funding the Freddie Mac mortgage loans that it originates through Red Mortgage Capital, Inc. (“Red Capital”). In October 2007, this warehouse line was limited to $150.0 million. In November 2007, the Company entered into an uncommitted $50.0 million line of credit note with The Huntington Bank to serve as a supplement to the existing warehouse line of credit with Red Capital. The Company also is permitted to use borrowings under the Amended Credit Agreement, to the extent the Company otherwise has Availability, as defined under the Amended Credit Agreement, to originate and subsequently sell mortgages in connection with the Company’s participation in Freddie Mac’s Multifamily Program Plus ® Seller/Servicer program. At present, the Company has no Availability under the Amended Credit Agreement.
Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. As of September 30, 2009 and December 31, 2008, HFF LP had $11.2 million and $16.3 million, respectively, outstanding on the warehouse lines of credit with Red Capital and The Huntington Bank and a corresponding amount of mortgage notes receivable. The Company did not borrow under the Amended Credit Agreement in connection with funding the Freddie Mac mortgage loans that it originates or otherwise during the three and nine months ended September 30, 2009 or during the year ending December 31, 2008. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (0.247% and 1.08% at September 30, 2009 and December 31, 2008, respectively) plus a spread. HFF LP is also paid interest on its loan secured by a multifamily loan at the rate in the Freddie Mac note.
9. Lease Commitments
The Company leases various corporate offices, parking spaces and office equipment under noncancelable operating leases. These leases have initial terms of 1.0 to 10.6 years. Several office leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $1.5 million and $4.5 million, respectively, during the three and nine month periods ended September 30, 2009 and $1.4 million and $4.3 million, respectively, during the three and nine month periods ended September 30, 2008.
Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (in thousands):

Remainder of 2009	$1,260
2010	4,672
2011	4,116
2012	4,023
2013	2,926
2014	1,428
Thereafter	2,389

$20,814

From time to time the Company subleases certain office space to subtenants, some of which may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying Consolidated Statements of Income.
The Company also leases certain office equipment under capital leases that expire at various dates through 2012. See Note 4 and Note 7 above for further description of the assets and related obligations recorded under these capital leases at September 30, 2009 and December 31, 2008, respectively.
HFF Holdings is not an obligor, nor does it guarantee any of the Company’s leases.
10. Servicing
The Company services commercial real estate loans for investors. The unpaid principal balance of the servicing portfolio totaled $24.7 billion and $24.5 billion at September 30, 2009 and December 31, 2008, respectively.
In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At September 30, 2009 and December 31, 2008, the funds held in escrow totaled $93.2 million and $96.9 million, respectively. These funds, and the offsetting liabilities, are not presented in the Company’s consolidated financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the Consolidated Statements of Income.
11. Legal Proceedings
The Company is party to various litigation matters, in most cases involving ordinary course and routine claims incidental to its business. The Company cannot estimate with certainty its ultimate legal and financial liability with respect to any pending matters. In accordance with ASC 450, Contingencies, a reserve for estimated losses is recorded when the amount is probable and can be reasonably estimated. However, the Company believes, based on examination of such pending matters, that its ultimate liability will not have a material adverse effect on its business or financial condition.
12. Income Taxes
Income tax expense / (benefit) includes current and deferred taxes as follows (in thousands):

	Current	Deferred	Total
Nine Months Ended September 30, 2009:
Federal	$123	$(835)	$(712)
State	416	1,369	1,785

	$539	$534	$1,073

	Current	Deferred	Total
Nine Months Ended September 30, 2008:
Federal	$(2,086)	$6,659	$4,573
State	(587)	847	260

	$(2,673)	$7,506	$4,833

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net (loss) / income is as follows for the nine months ended September 30, 2009 and 2008 (dollars in thousands):

	September 30,
	2009	2008
Pre-tax book (loss) / income	$(2,453)	$9,412
Less: pre-tax (loss) / income allocated to noncontrolling interest holder	(1,232)	4,051

Pre-tax book (loss) / income after noncontrolling interest	$(1,221)	$5,361

	September 30,
	2009		2008
Income tax (benefit) / expense		Rate		Rate
Taxes computed at federal rate	$(415)	34.0%	$1,823	34.0%
State and local taxes, net of federal tax benefit	(9)	0.7%	88	1.6%
Change in income tax benefit payable to stockholder	(643)	52.7%	(1,488)	(27.8)%
Effect of deferred tax rate change	2,047	(167.6)%	4,879	91.0%
Effect on change in valuation allowance	(283)	23.2%	(678)	(12.6)%
Stock compensation	155	(12.7)%	—	0.0%
Adjustment for prior year’s taxes	64	(5.2)%	46	0.9%
Meals and entertainment	142	(11.6)%	131	2.4%
Other	15	(1.2)%	32	0.6%

Income tax expense	$1,073	(87.9)%	$4,833	90.1%

Total income tax expense recorded for the nine months ended September 30, 2009 and 2008, included income tax expense of $12,000 and a benefit of $0.1 million of state and local taxes on income allocated to the noncontrolling interest holder, which represents 1.0% and 1.8% of the total effective rate, respectively.
Deferred income tax assets and liabilities consist of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008
Deferred income tax assets:
Section 754 election tax basis step-up	$128,615	$136,478
Tenant improvements	621	557
Net operating loss carryforward	10,394	3,897
Tax credits	123	—
Restricted stock units	376	408
Compensation	83	267
Other	66	7

	140,278	141,614
Less: valuation allowance	(14,738)	(15,730)

Deferred income tax asset	125,540	125,884
Deferred income tax liabilities:
Goodwill	(259)	(126)
Servicing rights	(1,213)	(1,220)
Deferred rent	(433)	(370)

Deferred income tax liability	(1,905)	(1,716)

Net deferred income tax asset	$123,635	$124,168

In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including reviewing forward-looking analyses. Based on this analysis and other quantitative and qualitative factors, management believes that it is more likely than not that the Company will be able to generate sufficient taxable income to realize a portion of the deferred tax assets resulting from the initial basis step up recognized from the Reorganization Transaction. Deferred tax assets representing the tax benefits to be realized when future payments are made to HFF Holdings under a tax receivable agreement are currently not more likely than not to be realized and, therefore, have a valuation allowance of $14.7 million recorded against them. See discussion under the caption “Tax Receivable Agreement” below for further information regarding the Company’s tax receivable agreement with HFF Holdings. The effects of changes in this initial valuation allowance will be recorded in equity if management’s future analysis determines that it is more likely than not that these benefits will be realized. All other effects of changes in the Company’s estimates regarding the realization of the deferred tax assets will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.
In June 2006, the FASB issued an update to ASC 740, Income Taxes (ASC 740). The amended guidance prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with ASC 740 is a two-step process. The first step is the determination of whether a tax position should be recognized. Under ASC 740, a tax position taken or expected to be taken in a tax return is to be recognized only if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two, for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon effective settlement. The Company adopted the amended guidance on January 1, 2007, the effect of which was immaterial to the consolidated financial statements. The Company has determined that no unrecognized tax benefits need to be recorded as of September 30, 2009.
The Company will recognize interest and penalties related to unrecognized tax benefits in Interest and other income, net. There were no interest or penalties recorded in the three and nine month periods ending September 30, 2009 and 2008.
Tax Receivable Agreement
In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 of the Internal Revenue Code for 2007, and intend to keep that election in effect for each taxable year in which an exchange of partnership units for shares occurs. The initial sale as a result of the offering increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of future tax payments to the extent that the Company has future taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of approximately $128.6 million and has recorded this amount as a deferred tax asset on its Consolidated Balance Sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2008. The Company is obligated, however, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges had the Company not entered into the tax receivable agreement.
The Company accounts for the income tax effects and corresponding tax receivable agreement effects as a result of the initial purchase and the sale of units of the Operating Partnerships in connection with the Reorganization Transactions and future exchanges of Operating Partnership units for the Company’s Class A shares by recognizing a deferred tax asset for the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships, based on enacted tax rates at the date of the transaction, less any tax valuation allowance the Company believes is required. In accordance with ASC 740, the tax effects of transactions with shareholders that result in changes in the tax basis of a company’s assets and liabilities will be recognized in equity. If transactions with shareholders result in the recognition of deferred tax assets from changes in the Company’s tax basis of assets and liabilities, the valuation allowance initially required upon recognition of these deferred assets will be recorded in equity. Subsequent changes in enacted tax rates or any valuation allowance are recorded as a component of income tax expense.
The Company believes it is more likely than not that it will realize a portion of the benefit represented by the deferred tax asset, and, therefore, the Company recorded 85% of this estimated amount of the increase in deferred tax assets as a liability to HFF Holdings under the tax receivable agreement and the remaining 15% of the increase in deferred tax assets directly in additional paid-in capital in stockholders’ equity. However, deferred tax assets representing the tax benefits to be realized when future payments are made to HFF Holdings under the tax receivable agreement are currently not likely to be realized and, therefore, have a valuation allowance of $14.7 million recorded against them.
While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the payments that will be made to HFF Holdings will be $104.3 million and has recorded this obligation to HFF Holdings as a liability on the Consolidated Balance Sheets. In conjunction with the filing of the Company’s 2008 federal and state tax returns, the benefit for 2008 relating to the Section 754 basis step-up was finalized, resulting in $2.7 million in tax benefits realized by the Company for 2008. As discussed above, the Company is obligated to remit to HFF Holdings 85% of any such cash savings in U.S. federal and state taxes. As such, during August 2009, the Company paid $2.3 million to HFF Holdings under this tax receivable agreement. In addition, during the nine month period ended September 30, 2009, the tax rates used to measure the deferred tax assets were updated, which resulted in a reduction of deferred tax assets of $2.0 million, which in turn resulted in a reduction in the payable under the tax receivable agreement of $1.7 million. In conjunction with the filing of the Company’s 2007 federal and state tax returns, the benefit for 2007 relating to the Section 754 basis step-up was finalized resulting in $6.2 million in tax benefits in 2007. As such, during August 2008, the Company paid $5.3 million to HFF Holdings under this tax receivable agreement. In addition, during the year ended December 31, 2008, the tax rates used to measure the deferred tax assets were updated which resulted in a reduction of deferred tax assets of $4.6 million, which resulted in a reduction in the payable under the tax receivable agreement of $3.9 million. To the extent the Company does not realize all of the tax benefits in future years, this liability to HFF Holdings may be reduced.
13. Noncontrolling Interest
The noncontrolling interest recorded in the consolidated financial statements relates to the ownership interest of HFF Holdings in the Operating Partnerships. As a result of the Reorganization Transactions discussed in Note 1, partners’ capital was eliminated from equity and noncontrolling interest of $6.4 million was recorded representing HFF Holdings’ remaining interest in the Operating Partnerships. The table below sets forth the noncontrolling interest amount recorded during the three and nine month periods ending September 30, 2009 and 2008 (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net income / (loss) from operating partnerships	$2,401	$2,413	$(2,249)	$7,501
Noncontrolling interest ownership percentage	55.31%	55.31%	55.31%	55.31%

Noncontrolling interest	$1,328	$1,335	$(1,244)	$4,149

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

		Percentage of HFF
	Number of Additional	Holdings’
	Shares of Class A	Partnership Units in
	Common Stock	the Operating
	Expected to Become	Partnerships
	Available for	Becoming Eligible
Exchangeability Date:	Exchange	for Exchange

January 31, 2009	5,088,750	25%
January 31, 2010	5,088,750	25%
January 31, 2011	5,088,750	25%
January 31, 2012	5,088,750	25%

Total	20,355,000	100%

If all of the partnership units held by HFF Holdings were exchanged for shares of Class A common stock of HFF, Inc. on September 30, 2009, 20,355,000 shares of Class A common stock with a fair value of $138.6 million would be issued.
On September 30, 2009, a Registration Statement on Form S-3 relating to the offering and sale from time to time by the members of HFF Holdings of such 20,355,000 shares of Class A common stock became effective. As of November 6, 2009, none of the 20,355,000 partnership units in each of the Operating Partnerships beneficially owned by HFF Holdings immediately following the Reorganization Transactions had been exchanged for shares of HFF, Inc.’s Class A common stock pursuant to the Exchange Right.

HFF Holdings was issued one share of the Company’s Class B common stock. The Class B common stock has no economic rights but entitles the holder to a number of votes that is equal to the total number of shares of Class A common stock for which the partnership units that such holder holds at such time in the Operating Partnerships are exchangeable.
14. Stockholders Equity
The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share, and one share of Class B common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. HFF Holdings has been issued one share of Class B common stock. Class B common stock has no economic rights but entitles the holder to a number of votes equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships, as of the relevant record date for the HFF, Inc. stockholder action, are exchangeable. Holders of Class A and Class B common stock will vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval. The Company has issued 16,538,830 and 16,446,480 shares of Class A common stock and 1 share of Class B common stock as of September 30, 2009 and December 31, 2008, respectively.
15. Earnings Per Share
The Company’s net income and weighted average shares outstanding for the three and nine month periods ended September 30, 2009 and 2008 consist of the following (dollars in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
Net income / (loss)	$1,289	$1,660	$(3,526)	$4,579
Net (loss) / income attributable to controlling interest	$(39)	$325	$(2,282)	$430
Weighted Average Shares Outstanding:
Basic	16,599,358	16,481,786	16,588,043	16,464,731
Diluted	16,599,421	16,481,786	16,588,043	16,464,731
The calculations of basic and diluted net income per share amounts for the three and nine month periods ended September 30, 2009 and 2008 are described and presented below.
Basic Net Income per Share
Numerator — net (loss) / income attributable to controlling interest for the three and nine month periods ended September 30, 2009 and 2008, respectively.
Denominator — the weighted average shares of Class A common stock for the three and nine month periods ended September 30, 2009 and 2008, including 71,574 and 47,730 restricted stock units that have vested and whose issuance is no longer contingent as of September 30, 2009 and September 30, 2008, respectively.

Diluted Net Income per Share
Numerator — net (loss) / income attributable to controlling interest for the three and nine month periods ended September 30, 2009 and 2008 as in the basic net income per share calculation described above plus net (loss) / income allocated to noncontrolling interest holder upon assumed exercise of the Exchange Right by HFF Holdings.
Denominator — the weighted average shares of Class A common stock for the three and nine month periods ended September 30, 2009 and 2008, including 71,574 and 47,730 restricted stock units that have vested and whose issuance is no longer contingent as of September 30, 2009 and September 30, 2008, respectively, plus the dilutive effect of the unrestricted stock units, stock options, and the issuance of Class A common stock upon exercise of the Exchange Right by HFF Holdings.

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net (loss) / income attributable to controlling interest	$(39)	$325	$(2,282)	$430
Denominator:
Weighted average number of shares of Class A common stock outstanding	16,599,358	16,481,786	16,588,043	16,464,731
Basic net income per share of Class A common stock	$(0.00)	$0.02	$(0.14)	$0.03
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income / (loss) attributable to controlling interest	$(39)	$325	$(2,282)	$430
Add—dilutive effect of:
Income allocated to noncontrolling interest holder upon assumed exercise of the Exchange Right	—	—	—	—
Denominator:
Basic weighted average number of shares of Class A common stock	16,599,358	16,481,786	16,588,043	16,464,731
Add—dilutive effect of:
Unvested restricted stock units	—	—	—	—
Stock options	63	—	—	—
Noncontrolling interest holder Exchange Right	—	—	—	—
Weighted average common shares outstanding — diluted	16,599,421	16,481,786	16,588,043	16,464,731
Diluted earnings per share of Class A common stock	$(0.00)	$0.02	$(0.14)	$0.03
16. Related Party Transactions
The Company made payments on behalf of two affiliates of $454 and $34,957, respectively, during the nine month period ended September 30, 2009. The Company made payments on behalf of two affiliates of $14,363 and $38,917, respectively, during the nine month period ended September 30, 2008. The Company had a net payable to affiliates of approximately $56,000 and $92,000 at September 30, 2009 and December 31, 2008, respectively.
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

17. Commitments and Contingencies
The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. The Company has recorded $104.3 million for this obligation to HFF Holdings as a liability on the Consolidated Balance Sheet as of September 30, 2009.
From time to time the Company enters into employment agreements with transaction professionals. Some of these agreements include payments to be made to the transaction professional at a specific time, if certain conditions have been met. The Company accrues for these payments over the life of the agreement. The Company has recorded $0.3 million for these employment agreements as a liability on the Consolidated Balance Sheet as of September 30, 2009.
18. Subsequent Events
On October 22, 2009, the Company received gross proceeds of approximately $0.5 million for the sale of a portion of the mortgage servicing rights on four loans.
On October 28, 2009, the Company granted 1,180 restricted stock units which vested immediately with a fair value of $7,233 million on the grant date. Additionally, on October 28, 2009, the Company granted 7,335 stock options with a contractual term of 13 years and a fair value of $30,000 on grant date.
The Company has evaluated subsequent events through November 6, 2009, the date which these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion summarizes the financial position of HFF, Inc. and its subsidiaries as of September 30, 2009, and the results of our operations for the three and nine month periods ended September 30, 2009, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2008.
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
     Our business may be significantly affected by factors outside of our control, particularly including:
•	Economic and commercial real estate market downturns. Our business is dependent on favorable international and domestic economic conditions and the demand for commercial real estate and related services in the markets in which we operate. A slow down, a significant downturn and/or recession in either the global economy and/or the domestic economy, which is currently the case and is expected to continue for the foreseeable future (including but not limited to even a regional economic downturn) could adversely affect the performance of commercial real estate as well as our business, as is currently the case and is expected to continue for the foreseeable future. A general decline in acquisition and disposition activity can lead to a reduction in fees and commissions for arranging such transactions, as well as in fees and commissions for arranging financing for acquirers and property owners that are seeking to recapitalize their existing properties, as is currently the case and is expected to continue for the foreseeable future. Likewise, a general decline in commercial real estate investment activity can lead to a reduction in fees and commissions for arranging acquisitions, dispositions and financings for acquisitions as well as for recapitalizations for existing property owners and a significant reduction in our loan servicing activities (due to increased delinquencies and defaults and lack of additional loans that we would have otherwise added to our loan servicing portfolio) all of which would have an adverse effect on our business, as is currently the case and is expected to continue for the foreseeable future.

•	Global and domestic credit write-offs, losses and liquidity issues. Global and domestic credit write-offs, losses and liquidity issues could have and have led to an economic downturn and are expected to continue to have a negative impact on already weak economic conditions, continuing the economic downturn and economic conditions, including but not limited to a commercial real estate market downturn, which in turn has led to a decrease in transaction activity and lower values, all of which are expected to continue for the foreseeable future. The current situation in the global credit markets whereby many world governments (including but not limited to the U.S., where the Company transacts virtually all of its business) have had to take unprecedented and uncharted steps to either support the financial institutions in their respective countries from collapse or take direct ownership of same is unprecedented in the Company’s history. Write-offs, losses and current restrictions on the availability of capital to the broad market as a whole, both debt and/or equity, have created significant reductions in capital available for commercial real estate and could further reduce the liquidity in and flow of capital to the commercial real estate markets, as is currently the case and is expected to continue for the foreseeable future. These write-offs, losses and restrictions could also cause commercial real estate prices to decrease as is currently the case and is expected to continue for the foreseeable future. In particular, global and domestic write-offs, losses and credit and liquidity issues as well as price declines in the debt and equity markets may reduce the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes, which

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
     The factors discussed above have affected and continue to be a risk to our business as evidenced by the significant disruptions in the global capital and credit markets, especially in the domestic capital markets. In particular, global and domestic credit and liquidity issues coupled with an economic downturn and recession in many parts of the world economies, especially here in the U.S., have significantly reduced the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes during 2008 and the first nine months of 2009, and these conditions are likely to continue to reduce the number of transactions and transaction volumes for the foreseeable future. This has had and may continue to have a significant adverse effect on our capital markets services revenues for the foreseeable future. The significant balance sheet issues of many of the CMBS lenders, banks, life insurance companies, captive finance companies and other financial institutions have adversely affected and will likely continue to adversely affect the flow of commercial mortgage debt to the U.S. capital markets and can potentially adversely affect all of our capital markets services platforms and resulting revenues, all of which are expected to continue for the foreseeable future.
     The ongoing economic slowdown and/or domestic and global economic recession also continue to be a risk, which is expected to continue for the foreseeable future, not only due to the potential negative adverse impacts on the performance of U.S. commercial real estate markets as these markets tend to lag general economic conditions, but also to the ability of lenders and equity investors, many of whom have experienced significant and unprecedented losses and/or impairments to their portfolios, to generate significant profits and capital to continue to make loans and equity investments in the commercial real estate market, especially in the U.S. where we operate.
     Other factors that may adversely affect our business are discussed under the heading “Forward-Looking Statements” and under the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

Results of Operations
     Following is a discussion of our results of operations for the three months ended September 30, 2009 and September 30, 2008. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2008.

	For the Three Months Ended
	September 30,
	2009		2008		Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$19,483	94.5%	$29,441	94.9%	$(9,958)	(33.8)%
Interest on mortgage notes receivable	793	3.8%	698	2.2%	95	13.6%
Other	336	1.6%	895	2.9%	(559)	(62.5)%

Total revenues	20,612	100.0%	31,034	100.0%	(10,422)	(33.6)%
Operating expenses
Cost of services	12,185	59.1%	20,014	64.5%	(7,829)	(39.1)%
Personnel	1,425	6.9%	2,160	7.0%	(735)	(34.0)%
Occupancy	1,942	9.4%	1,930	6.2%	12	0.6%
Travel and entertainment	566	2.7%	970	3.1%	(404)	(41.6)%
Supplies, research and printing	402	2.0%	1,523	4.9%	(1,121)	(73.6)%
Other	3,252	15.8%	4,535	14.6%	(1,283)	(28.3)%

Total operating expenses	19,772	95.9%	31,132	100.3%	(11,360)	(36.5)%

Operating income / (loss)	840	4.1%	(98)	(0.3)%	938	NM
Interest and other income, net	920	4.5%	1,849	6.0%	(929)	(50.2)%
Interest expense	(51)	(0.2)%	(4)	(0.0)%	(47)	NM
Decrease in payable under tax receivable agreement	1,694	8.2%	282	0.9%	1,412	500.7%

Income before income taxes	3,403	16.5%	2,029	6.5%	1,374	67.7%
Income tax expense	2,114	10.3%	369	1.2%	1,745	472.9%

Net income	1,289	6.3%	1,660	5.3%	(371)	(22.3)%
Net income attributable to noncontrolling interest	1,328	6.4%	1,335	4.3%	(7)	(0.5)%

Net (loss) / income attributable to controlling interest	$(39)	(0.2)%	$325	1.0%	$(364)	(112.0)%

“NM” – Not Meaningful
     Revenues. Our total revenues were $20.6 million for the three months ended September 30, 2009 compared to $31.0 million for the same period in 2008, a decrease of $10.4 million, or 33.6%. Revenues decreased primarily as a result of the decrease in production volumes in several of our capital markets services platforms brought about, in significant part, by the unprecedented disruptions, write-offs and credit losses in the global and domestic capital and credit markets coupled with a continuing slowing economy and/or recession, both globally and domestically.
•   The revenues we generated from capital markets services for the three months ended September 30, 2009 decreased $10.0 million, or 33.8%, to $19.5 million from $29.4 million for the same period in 2008. The decrease is primarily attributable to a decrease in both the number and the average dollar value of transactions closed during the third quarter of 2009 compared to the third quarter of 2008, brought about in significant part, by the unprecedented disruptions, write-offs and credit losses in the global and domestic capital and credit markets coupled with a continuing slowing economy and/or recession, both globally and domestically.

•	The revenues derived from interest on mortgage notes receivable were $0.8 million for the three months ended September 30, 2009 compared to $0.7 million for the same period in 2008, an increase of $0.1 million. Revenues increased primarily as a result of increased volume of Freddie Mac loans in the third quarter of 2009 compared to the third quarter of 2008.

•	The other revenues we earned, which consists of expense reimbursements from clients related to out-of-pocket costs incurred, were approximately $0.3 million for the three month period ended September 30, 2009 and $0.9 million for the three month period ending September 30, 2008, a decrease of $0.6 million, or 62.5%. Other revenues decreased primarily as a result of the decrease in production volumes.
     Total Operating Expenses. Our total operating expenses were $19.8 million for the three months ended September 30, 2009 compared to $31.1 million for the same period in 2008, a decrease of $11.4 million, or 36.5%. Expenses decreased primarily due to decreased cost of services due to a decrease in capital markets services revenue, decreased personnel costs primarily due to a decrease in revenue and decreased travel and entertainment and supplies, research and printing.
•	The costs of services for the three months ended September 30, 2009 decreased $7.8 million, or 39.1%, to $12.2 million from $20.0 million for the same period in 2008. The decrease is primarily the result of the decrease in commissions and other incentive compensation directly related to the decrease in capital markets services revenues. Also contributing to the decrease in cost of services is the impact of our cost saving initiatives, such as reducing headcount and suspending the Company’s 401(k) matching contribution. Cost of services as a percentage of capital markets services and other revenues were approximately 61.5% and 66.0% for the three month periods ended September 30, 2009 and September 30, 2008, respectively. This percentage decrease is primarily attributable to our cost savings initiatives, which resulted in a relative decrease of our fixed portion of cost of services, such as salaries for our analysts and fringe benefit costs, that were greater than the relative decrease in our revenue.

•	Personnel expenses that are not directly attributable to providing services to our clients for the three months ended September 30, 2009 decreased $0.7 million, or 34.0%, to $1.4 million from $2.2 million for the same period in 2008. The decrease is primarily related to a decrease in profit participation expense resulting from the lower operating income during the three months ended September 30, 2009 and a decrease in salaries due to a lower headcount.

The stock compensation cost, included in personnel expenses, which has been charged against income was $0.3 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively. At September 30, 2009, there was approximately $0.9 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the nonvested restricted stock units is 1.9 years as of September 30, 2009. The weighted average remaining contractual term of the nonvested options is 11.3 years as of September 30, 2009.

•	Occupancy, travel and entertainment, and supplies, research and printing expenses for the three months ended September 30, 2009 decreased $1.5 million, or 34.2%, to $2.9 million compared to the same period in 2008. These decreases are primarily due to decreased supplies, research and printing and travel and entertainment costs stemming from the decrease in capital markets services revenues and the impact of our cost saving initiatives.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $3.3 million in the three months ended September 30, 2009, a decrease of $1.3 million, or 28.3%, versus $4.5 million in the three months ended September 30, 2008. This decrease is primarily related to decreased depreciation and amortization of $0.2 million, decreased marketing and advertising expense of $0.1 million, decreased postage and delivery costs of $0.1 million and a decrease in professional fees of $0.3 million.
     Net Income. Our net income for the three months ended September 30, 2009 was $1.3 million, a decrease of $0.4 million versus income of $1.7 million for the same fiscal period in 2008. We attribute this decrease to several factors, with the most significant cause being a decrease of revenues of $10.4 million.
•	Interest and other income, net for the three months ended September 30, 2009 was $0.9 million, a decrease of $0.9 million as compared to $1.8 million for the same fiscal period in 2008. This decrease is primarily due to decreased income on mortgage servicing rights of $0.7 million and lower interest income on our cash balances of $0.2 million.

•	The interest expense we incurred in the three months ended September 30, 2009 totaled $51,000, an increase of $47,000 from $4,000 of similar expenses incurred in the three months ended September 30, 2008. This increase is primarily due to the recording of the unused commitment fee on the unused amount of credit on our Amended Credit Agreement, which was not recognized in the three months ended September 30, 2008 due to a since corrected recording error.

•	Income tax expense was approximately $2.1 million for the three months ended September 30, 2009, as compared to $0.4 million in the three months ended September 30, 2008. This increase is primarily due to the change in rates used to measure the deferred tax assets. During the three months ended September 30, 2009, the Company recorded a current income tax expense of approximately $0.4 million and deferred income tax expense of approximately $1.7 million.
     Following is a discussion of our results of operations for the nine months ended September 30, 2009 and September 30, 2008. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2008.

	For the Nine Months Ended
	September 30,
	2009		2008		Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$46,381	92.3%	$103,003	96.4%	$(56,622)	(55.0)%
Interest on mortgage notes receivable	2,392	4.8%	1,421	1.3%	971	68.3%
Other	1,500	3.0%	2,379	2.2%	(879)	(36.9)%

Total revenues	50,273	100.0%	106,803	100.0%	(56,530)	(52.9)%
Operating expenses
Cost of services	33,069	65.8%	69,365	64.9%	(36,296)	(52.3)%
Personnel	4,835	9.6%	7,018	6.6%	(2,183)	(31.1)%
Occupancy	5,707	11.4%	5,689	5.3%	18	0.3%
Travel and entertainment	2,053	4.1%	4,855	4.5%	(2,802)	(57.7)%
Supplies, research and printing	1,645	3.3%	5,841	5.5%	(4,196)	(71.8)%
Other	10,060	20.0%	12,245	11.5%	(2,185)	(17.8)%

Total operating expenses	57,369	114.1%	105,013	98.3%	(47,644)	(45.4)%

Operating (loss) / income	(7,096)	(14.1)%	1,790	1.7%	(8,886)	(496.4)%
Interest and other income, net	3,322	6.6%	3,775	3.5%	(453)	(12.0)%
Interest expense	(373)	(0.7)%	(15)	(0.0)%	(358)	NM
Decrease in payable under the tax receivable agreement	1,694	3.4%	3,862	3.6%	(2,168)	(56.1)

(Loss) / income before income taxes	(2,453)	(4.9)%	9,412	8.8%	(11,865)	(126.1)%
Income tax expense	1,073	2.1%	4,833	4.5%	(3,760)	(77.8)%

Net (loss) / income	(3,526)	(7.0)%	4,579	4.3%	(8,105)	(177.0)%
Net (loss) / income attributable to noncontrolling interest	(1,244)	(2.5)%	4,149	3.9%	(5,393)	(130.0)%

Net (loss) / income attributable to controlling interest	$(2,282)	(4.5)%	$430	0.4%	$(2,712)	NM

“NM” – Not Meaningful
     Revenues. Our total revenues were $50.3 million for the nine months ended September 30, 2009 compared to $106.8 million for the same period in 2008, a decrease of $56.5 million, or 52.9%. Revenues decreased primarily as a result of the decrease in production volumes in several of our capital markets services platforms brought about, in significant part, by the unprecedented disruptions in the global and domestic capital and credit markets coupled with a slowing economy and/or recession, both globally and domestically.
•	The revenues we generated from capital markets services for the nine months ended September 30, 2009 decreased $56.6 million, or 55.0%, to $46.4 million from $103.0 million for the same period in 2008. The decrease is primarily attributable to a decrease in both the number and the average dollar value of transactions closed during the first nine months of 2009 compared to the first nine months of 2008, brought about in significant part, by the unprecedented disruptions in the global and domestic capital and credit markets coupled with a slowing economy and/or recession, both globally and domestically.

•	The revenues derived from interest on mortgage notes receivable were $2.4 million for the nine months ended September 30, 2009 compared to $1.4 million for the same period in 2008, an increase of $1.0 million. Revenues increased primarily as a result of increased volume of Freddie Mac loans in the first nine months of 2009 compared to the first nine months of 2008.

•	The other revenues we earned, which consist of expense reimbursements from clients related to out-of-pocket costs incurred, were approximately $1.5 million for the nine month period ended September 30, 2009 and $2.4 million for the nine month period ending September 30, 2008.
     Total Operating Expenses. Our total operating expenses were $57.4 million for the nine months ended September 30, 2009 compared to $105.0 million for the same period in 2008, a decrease of $47.6 million, or 45.4%. Expenses decreased primarily due to decreased cost of services and personnel costs as a result of the decrease in capital markets services revenue and our cost savings initiatives, and decreased supplies, research and printing, travel and entertainment, professional fees, postage and delivery costs and marketing and advertising.
•	The costs of services for the nine months ended September 30, 2009 decreased $36.3 million, or 52.3%, to $33.1 million from $69.4 million for the same period in 2008. The decrease is primarily the result of the decrease in commissions and other incentive compensation directly related to the decrease in capital markets services revenues. Also contributing to the decrease in cost of services is the impact of our cost saving initiatives, such as reduced headcount and the suspension of the Company’s 401(k) matching contribution. Cost of services as a percentage of capital markets services and other revenues were approximately 69.1% and 65.8% for the nine month periods ended September 30, 2009 and September 30, 2008, respectively. This percentage increase is primarily attributable to the fixed portion of cost of services, such as salaries for our analysts and fringe benefit costs, being spread over a lower revenue base.

•	Personnel expenses that are not directly attributable to providing services to our clients for the nine months ended September 30, 2009 decreased approximately $2.2 million, or 31.1%, to $4.8 million from $7.0 million for the same period in 2008. The decrease is primarily related to a decrease in profit participation expense resulting from the lower operating income during the nine months ended September 30, 2009 and a decrease in salaries due to a lower headcount.

The stock compensation cost, included in personnel expenses, which has been charged against income for the nine months ended September 30, 2009 was $0.9 million as compared to $0.7 million for the same period in 2008. At September 30, 2009, there was approximately $0.9 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the nonvested restricted stock units is 1.9 years as of September 30, 2009. The weighted average remaining contractual term of the nonvested options is 11.3 years as of September 30, 2009.

•	Occupancy, travel and entertainment, and supplies, research and printing expenses for the nine months ended September 30, 2009 decreased $7.0 million, or 42.6%, to $9.4 million compared to the same period in 2008. These decreases are primarily due to decreased supplies, research and printing and travel and entertainment costs stemming from the decrease in capital markets services revenues and the impact of our cost saving initiatives.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $10.1 million in the nine months ended September 30, 2009, a decrease of $2.2 million, or 17.8%, versus $12.2 million in the nine months ended September 30, 2008. This decrease is primarily related to decreases in a number of cost categories such as marketing and advertising, outsourcing and licensing, postage and delivery charges, professional fees and other general and administrative costs. These decreases were partially offset by increased interest on our warehouse lines of credit supporting our Freddie Mac loan business and increased amortization on our mortgage servicing rights intangible assets.

     Net (Loss) / Income. Our net loss for the nine months ended September 30, 2009 was $3.5 million, a decrease of $8.1 million versus net income of $4.6 million for the same fiscal period in 2008. We attribute this decrease to several factors, with the most significant cause being a decrease of revenues of $56.5 million.
•	Interest and other income, net for the nine months ended September 30, 2009 was $3.3 million, a decrease of $0.5 million as compared to $3.8 million for the same fiscal period in 2008. This decrease is primarily due to lower interest income earned on our cash balances.

•	The interest expense we incurred in the nine months ended September 30, 2009 totaled $0.4 million, an increase of $0.4 million from $15,000 of similar expenses incurred in the nine months ended September 30, 2008. This increase is primarily due to the recording of the unused commitment fee on the unused amount of credit on our Amended Credit Agreement. During the nine months ended September 30, 2009, the Company corrected an error related to previously unrecorded commitment fees on its unused line of credit and recorded approximately $230,000 of interest expense that represented the cumulative amount of unused commitment fees for the period from February 5, 2007 to December 31, 2008 and recorded an additional approximately $90,000 of expense related to the nine months ended September 30, 2009. The prior period correction was not considered material to restate prior period financial statements.

•	Income tax expense was approximately $1.1 million for the nine months ended September 30, 2009, a decrease of $3.8 million from income tax expense of $4.8 million in the nine months ended September 30, 2008. This decrease is primarily due to the decrease in net operating income experienced during the nine months ended September 30, 2009 compared to the same period in the prior year. During the nine months ended September 30, 2009, the Company recorded a current income tax expense of approximately $0.5 million and a deferred income tax expense of approximately $0.5 million. During the nine months ended September 30, 2008, the Company recorded a current income tax benefit of $2.7 million and a deferred income tax expense of $7.5 million.
Financial Condition
     Total assets decreased to $190.9 million at September 30, 2009, from $203.4 million at December 31, 2008, primarily due to:
•	A decrease in mortgage notes receivable of $5.1 million due to a lower balance of loans pending sale to Freddie Mac at September 30, 2009, compared to December 31, 2008.

•	A decrease in cash and cash equivalents of $1.6 million.

•	A decrease in prepaid taxes of $3.5 million primarily due to a refund of federal and state taxes paid in prior periods.

•	A decrease in property and equipment, net of $0.9 million, primarily due to the normal depreciation on the fixed assets.

Total liabilities decreased to $128.1 million at September 30, 2009, from $137.8 million at December 31, 2008, primarily due to:

•	A decrease of $5.1 million in the warehouse lines of credit due to a lower balance of loans pending sale to Freddie Mac at September 30, 2009, compared to December 31, 2008.

•	A decrease of $4.0 million in the payable under the tax receivable agreement due to the payment $2.3 million to HFF Holdings of 85% of the cash savings in U.S. federal and state taxes realized by the Company for 2008 pursuant to the Company’s tax receivable agreement with HFF Holdings. See Notes 12 and 17 to the Company’s consolidated financial statements for further discussion of the tax receivable agreement. Also, in the three months ending September 30, 2009, we changed the tax rate used to measure our deferred tax assets which decreased our deferred tax assets by $2.0 million of which 85%, or $1.7 million, decreased the payable to HFF Holdings under the tax receivable agreement.

Cash Flows
     Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of distributions to members of HFF Holdings and payment of commissions and bonuses to employees.
     2009
     Cash and cash equivalents decreased $1.6 million in the nine months ended September 30, 2009. Net cash of $1.3 million was used in operating activities, primarily resulting from a $3.5 million net loss and a $4.0 million decrease in payable under the tax receivable agreement. These uses of cash were partially offset by the decrease in deferred taxes of $0.5 million, proceeds from sale of mortgage servicing rights of $1.6 million and a decrease in prepaid taxes, prepaid expenses and other current assets of $4.1 million. Cash of $54,000 was used for investing in property and equipment. Financing activities used $0.1 million of cash for the payments on certain capital leases and $0.2 million of cash was used to purchase treasury stock.
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
Liquidity and Capital Resources
     Our current assets typically have consisted primarily of cash and accounts receivable in relation to earned transaction fees. At September 30, 2009, our cash and cash equivalents of approximately $35.4 million were invested or held in a mix of money market funds, bank demand deposit accounts and a three month United States Treasury Note at two financial institutions. Our liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash level, credit lines, interest and payments on debt, capital expenditures and other matters relating to liquidity and to compliance with regulatory net capital requirements. We have historically maintained a line of credit under our revolving credit facility in excess of anticipated liquidity requirements.
     In accordance with the Operating Partnerships’ partnership agreements, and approval from the board of directors of HFF, Inc. and Holliday GP (as general partner of the Operating Partnerships), the Operating Partnerships make quarterly distributions to its partners, including HFF, Inc., based on taxable income, if any, in an amount sufficient to cover all applicable taxes payable by the members of HFF Holdings and by us and to cover dividends, if any, declared by the board of directors. During the nine months ended September 30, 2009, the Operating Partnerships did not make any such distributions to HFF Holdings. However, we anticipate the Operating Partnerships will make a distribution of approximately $1.5 million to HFF Holdings during 2009 that is attributable to taxable income related to 2008. These distributions decrease the noncontrolling interest balance on the Consolidated Balance Sheet.
     Over the nine month period ended September 30, 2009, we used approximately $1.3 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the nine months ended September 30, 2009, we incurred approximately $57.4 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the nine months ended September 30, 2009, approximately 32.7% of our operating expenses were variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. However, if the current state of the economy continues to deteriorate at the rate it did during 2008 and the first nine months of 2009 and the unprecedented conditions in the domestic and global debt and equity capital markets continue for the foreseeable future and continue to adversely impact our capital markets services revenues, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. Since September 30, 2008, we have eliminated approximately 100 positions and have initiated other cost saving actions that we anticipate will result in approximately $9.8 million of annual cost savings. We will continue to evaluate other opportunities for cost savings. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

     Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. We have estimated that the payments that will be made to HFF Holdings will be $104.3 million. Our liquidity needs related to our long term obligations are primarily related to our facility leases. Additionally, for the nine months ended September 30, 2009, we incurred approximately $5.7 million in occupancy expenses and approximately $0.4 million in interest expense.
     We entered into an Amended Credit Agreement with Bank of America, N.A. for a new $40.0 million line of credit that was put in place contemporaneously with the consummation of the initial public offering. This new credit facility matures on February 5, 2010 and may be extended for one year based on certain conditions as defined in the agreement. Interest on outstanding balance is payable at the applicable LIBOR rate (for interest periods of one, two, three, six or twelve months) plus 200 basis points, 175 basis points or 150 basis points (such rate is determined from time to time in accordance with the Amended Credit Agreement, based on our then applicable consolidated leverage ratio) or at interest equal to the higher of (a) the Federal Funds Rate (0.07% at September 30, 2009) plus 0.5% and (b) the Prime Rate (3.25% at September 30, 2009) plus 1.5%. The Amended Credit Agreement also requires payment of an unused commitment fee of 0.2% or 0.3% on the unused amount of credit based on the total amount outstanding. During the three months ended June 30, 2009, the Company corrected an error related to previously unrecorded unused commitment fees on its unused line of credit and recorded $0.3 million of interest expense that represented the cumulative amount of unused commitment fees for the period from February 5, 2007 to March 31, 2009. This correction was not considered material to restate prior period financial statements. As of September 30, 2009, based on Availability, as defined under the Amended Credit Agreement as three times the difference of Consolidated EBITDA, as defined therein, and Consolidated Fixed Charges, as defined therein, the Company did not have any Availability of the $40.0 million in undrawn line of credit available under this facility. In addition, the financial covenants under the Amended Credit Agreement currently require us to maintain a maximum leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, each as defined therein, and a minimum fixed charge coverage ratio of Consolidated EBITDA to Consolidated Fixed Charges, each as defined therein. On August 5, 2009, the Company entered into a waiver agreement with Bank of America that waives the financial requirements of the maximum leverage ratio and minimum fixed charge coverage ratio for the three months periods ending June 30, 2009, September 30, 2009 and December 31, 2009. The Company will not have any Availability under the Amended Credit Agreement during the waiver period unless the Company is able to regain compliance with the financial covenants. On June 27, 2008, the Company entered into an amendment to the Amended Credit Agreement to modify the calculation of the Consolidated Fixed Charge Coverage Ratio, as defined therein, as it relates to the Quarterly Tax Distributions, as defined therein, and to modify certain annual and quarterly reporting obligations of HFF LP under the Amended Credit Agreement. The Company did not borrow on this revolving credit facility from its inception through September 30, 2009.
     In 2005, we entered into an uncommitted financing arrangement with Red Mortgage Capital, Inc. (“Red Capital”) to fund our Freddie Mac loan closings. Pursuant to this arrangement, Red Capital funds multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. On December 31, 2008, National City Corporation, which was the parent company of Red Capital, was merged with and into The PNC Financial Services Group, Inc., which has also participated and received assistance from the TARP program Although we have not experienced any material changes with our uncommitted financing arrangement with Red Capital, as of this time we are unable to determine what impact, if any, this merger transaction may have on our ability to continue to obtain financing from Red Capital to support our participation in Freddie Mac’s Program Plus Seller Servicer Program.
     In October 2007, as a result of increases in the volume of the Freddie Mac loans that HFF LP originates as part of its participation in Freddie Mac’s Program Plus Seller Servicer program and recently imposed borrowing limits under the financing arrangement with Red Capital of $150.0 million, we began pursuing alternative financing arrangements to potentially supplement or replace our existing financing arrangement with Red Capital. On October 30, 2007, we entered into an amendment to the Amended Credit Agreement to clarify that the $40.0 million line of credit under the Amended Credit Agreement, to the extent the Company otherwise has Availability, as defined under the Amended Credit Agreement, is available to us for purposes of originating such Freddie Mac loans. At this time the Company does not have any Availability under the Amended Credit Agreement. In addition, in November 2007, we obtained a $50.0 million financing arrangement from The Huntington National Bank to supplement our Red Capital financing arrangement. The Red Capital and Huntington National Bank financing arrangements are only for the purpose of supporting our participation in Freddie Mac’s Program Plus Seller Servicer program, and cannot be used for any other purpose. As of September 30, 2009, we had outstanding borrowings of $11.2 million under the Red Capital/Huntington National Bank arrangements and a corresponding amount of mortgage notes receivable. The Company did not borrow under the Amended Credit Agreement in connection with funding the Freddie Mac mortgage loans that it originates or otherwise during the three and nine months ended

September 30, 2009 or during the year ended December 31, 2008. Although we believe that our current financing arrangements with Red Capital and The Huntington Bank are currently sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.
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
     Goodwill. We evaluate goodwill for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the fair value of the Company. In determining the fair value of the Company for purposes of evaluating goodwill for impairment, we utilize an enterprise market capitalization approach. In applying this approach, we use the closing stock price of our Class A common stock as of the measurement date multiplied by the sum of current outstanding shares and an estimate of a control premium. As of October 30, 2009, management’s analysis indicates that a greater than 66.0% decline in the estimated enterprise value of the Company may result in the recorded goodwill being impaired and would require management to measure the amount of the impairment charge. Goodwill is considered impaired if the recorded book value of goodwill exceeds the implied fair value of goodwill as determined under this valuation technique. We use our best judgment and information available to us at the time to perform this review.
     Intangible Assets. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing and discount rates are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of September 30, 2009, the fair value and net book value of the servicing rights were $8.6 million and $7.4 million, respectively. A 10%, 20% and 30% increase in the level of assumed prepayments would decrease the estimated fair value of the servicing rights at the stratum level by up to 1.7%, 3.4% and 5.0%, respectively. A 10%, 20% and 30% increase in cost of servicing of the servicing business would decrease the estimated fair value of the servicing rights at the stratum level by up to 18.4%, 36.8% and 55.1%, respectively. A 10%, 20% and 30% increase in the discount rate would decrease the estimated fair value of the servicing rights at the stratum level by up to 3.2%, 6.2% and 9.0%, respectively. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization over eight years. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.
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
     The net deferred tax asset of $123.6 million at September 30, 2009 is comprised mainly of a $128.6 million deferred tax asset related to the Section 754 election tax basis step up, net of a $14.7 million valuation allowance. The net deferred tax asset related to the Section 754 election tax basis step up of $128.6 million represents annual tax deductions of approximately $17.0 million through 2022. In order to realize the annual benefit of approximately $17.0 million, the Company needs to generate approximately $150 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual benefit of $17.0 million each year, the shortfall becomes a net operating loss that can be carried back 2 years to offset prior years’ taxable income or carried forward 20 years to offset future taxable income. The Company’s inability to generate a sufficient level of taxable income through the carryforward period would result in the recording of a valuation allowance as a charge to income tax expense and a corresponding reduction in the payable under the tax receivable agreement which would be recorded as income in the Consolidated Statements of Income. In evaluating the realizability of these deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including reviewing forward-looking analyses. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize a portion of the deferred tax assets resulting from the initial basis step up recognized from the Reorganization Transaction.
     Leases. The Company leases all of its facilities under operating lease agreements. These lease agreements typically contain tenant improvement allowances. The Company records tenant improvement allowances as a leasehold improvement asset, included in property and equipment, net in the consolidated balance sheet, and a related deferred rent liability and amortizes them on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense and a reduction to rent expense, respectively. Lease agreements sometimes contain rent escalation clauses or rent holidays, which are recognized on a straight-line basis over the life of the lease in accordance with ASC 840, Leases (ASC 840). Lease terms generally range from one to ten years. An analysis is performed on all equipment leases to determine whether they should be classified as a capital or operating lease according to ASC 840.
     Share Based Compensation. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The weighted average assumptions used in the option pricing model as of September 30, 2009 are: (i) zero dividend yield, (ii) expected volatility of 59.6%, (iii) risk free interest rate of 3.7% and (iv) expected life of 6.3 years. For restricted stock awards, the fair value of the awards is calculated as the difference between the market value of the Company’s Class A common stock on the date of grant and the purchase price paid by the employee. The Company’s awards are generally subject to graded vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary.
Certain Information Concerning Off-Balance Sheet Arrangements
     We do not currently invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.
Seasonality
     Our capital markets services revenue has historically been seasonal, which can affect an investor’s ability to compare our financial condition and results of operation on a quarter-by-quarter basis. This seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. The typical concentration of earnings and cash flows in the last six months of the year is due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. The current disruptions, write-offs and credit losses in the global and domestic capital markets, the liquidity issues facing all capital markets, especially the U.S. commercial real estate markets, as well as the continuing U.S. and global recession in many parts of the world has caused and we believe will continue to cause historical comparisons to be even more difficult to gauge, and this pattern of revenue has not occurred over the past two years and may not continue in the future.
Effect of Inflation and/or Deflation
     Inflation or deflation, or both, could significantly affect our compensation costs, particularly those not directly tied to our transaction professionals’ compensation, due to factors such as availability of capital and/or increased costs of capital. The rise of inflation could also significantly and adversely affect certain expenses, such as debt service costs, information technology and occupancy costs. To the extent that inflation and/or deflation results in rising interest rates and has other effects upon the commercial real estate markets in which we operate and, to a lesser extent, the securities markets, it may affect our financial position and results of operations by reducing the demand for commercial real estate and related services which could have a material adverse effect on our financial condition. See Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
     In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R) (FAS 167), which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. FAS 167 is effective for fiscal periods ending after November 15, 2009. The adoption of FAS 167 is not expected to have a material impact on the Company. Prior to adoption, the Company will evaluate the impact on its consolidated financial position and results of operations.
     In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (as codified in ASC topic 860, Transfers and Servicing (ASC 860)). This update to ASC 860 removes the concept of a qualifying special-purpose entity and removes the exception from applying ASC 810 to qualifying special-purpose entities. FAS 166 is effective for fiscal periods ending after November 15, 2009. The adoption of the amended guidance is not expected to have a material impact on the Company.
     On April 9, 2009, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures (ASC 820), to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. ASC 820 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. The amended guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of the amended guidance had no impact on the Company’s consolidated financial position and results of operations.
     On April 9, 2009, the FASB issued an update to ASC 825, Financial Instruments (ASC 825), which extends the disclosure requirements of the fair value of financial instruments to interim financial statements. The amended guidance was effective for interim reporting periods ending after June 15, 2009. The adoption of the amended guidance had no impact on the Company’s consolidated financial position and results of operations.
     In April 2008, the FASB issued an update to ASC 350, Intangibles – Goodwill and Other (ASC 350), which amended the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This amended guidance was effective for fiscal years beginning after December 14, 2008, and interim periods within those fiscal years. The Company adopted the provision of this standard on January 1, 2009, which did not have a material impact on the Company.
     In December 2007, the FASB issued an update to ASC 810, Consolidation (ASC 810), which changes the accounting and reporting for minority interests, which will be characterized as “noncontrolling interests” and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The Company adopted the provisions of this standard on January 1, 2009, which resulted in a significant change to total equity, as the noncontrolling interest had been previously classified outside of equity.

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
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.
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

HFF, INC.
Dated: November 6, 2009	By:	/s/ John H. Pelusi, Jr.
John H. Pelusi, Jr
Chief Executive Officer, Director and Executive Managing Director (Principal Executive Officer)

Dated: November 6, 2009	By:	/s/ Gregory R. Conley
Gregory R. Conley
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).