Form 10-K
period 2009-12-31
HFF, Inc.
filed 2010-03-12
CIK 1380509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33280
HFF, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0610340
(State of incorporation)	(I.R.S. Employer Identification No.)
One Oxford Centre 301 Grant Street, Suite 600
Pittsburgh, Pennsylvania 15219	(412) 281-8714
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including zip code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Class A Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of March 5, 2010, there were 18,580,030 shares of Class A common stock, par value $0.01 per share, of the registrant outstanding.

The aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2009 was approximately $63.7 million, based on the closing price per share of Class A common stock on that date of $3.90 as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and officers of the registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under the caption “Risk Factors” in this Annual Report on Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Unless the context otherwise requires, references to (1) “HFF Holdings” refer solely to HFF Holdings LLC, a Delaware limited liability company that was previously the holding company for our consolidated subsidiaries, and not to any of its subsidiaries, (2) “HFF LP” refer to Holliday Fenoglio Fowler, L.P., a Texas limited partnership, (3) “HFF Securities” refer to HFF Securities L.P., a Delaware limited partnership and registered broker-dealer, (4) “Holliday GP” refer to Holliday GP Corp., a Delaware corporation and the general partner of HFF LP and HFF Securities, (5) “HoldCo LLC” refer to HFF Partnership Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of HFF, Inc. and (6) “Holdings Sub” refer to HFF LP Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of HFF Holdings. Our business operations are conducted by HFF LP and HFF Securities, which are sometimes referred to in this Annual Report on Form 10-K as the “Operating Partnerships.” Also, except where specifically noted, references in this Annual Report on Form 10-K to “the Company,” “we” or “us” mean HFF, Inc., a Delaware corporation and its consolidated subsidiaries after giving effect to the Reorganization Transactions.

ii

PART I

Item 1.	Business

Overview

We are one of the leading providers of commercial real estate and capital markets services to the U.S. commercial real estate industry based on transaction volume and are one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 17 offices nationwide with approximately 159 transaction professionals and 217 support associates. During 2009, we advised on approximately $8.5 billion of completed commercial real estate transactions, a 55.5% decrease compared to the approximately $19.2 billion of completed transactions we advised on during 2008.

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

Substantially all of our revenues are in the form of capital markets services fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We also earn fees from commercial loan servicing activities. We believe that our multiple product offerings, diverse client mix, expertise in a wide range of property types and our national platform have the potential to create a diversified revenue stream within the U.S. commercial real estate sector. Our revenues and net loss available to controlling interest were $77.5 million and $0.8 million, respectively, for the year ended December 31, 2009, compared to revenues and net income available to controlling interest of $131.7 million and $0.2 million, respectively, for the year ended December 31, 2008.

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

We believe we have a reputation for high ethical standards, dedicated teamwork and a strong focus on serving the interests of our clients. We take a long-term view of our business and client relationships, and our culture and philosophy are firmly centered on putting the clients’ interests first. Furthermore, through their ownership of HFF Holdings, 38 of our current senior transaction professionals, together with 3 of our former senior transaction professionals, in the aggregate own, as of March 1, 2010, approximately 49.9% of the equity interests in the Operating Partnerships. We believe this further aligns their individual interests with those of the Company, our clients and our stockholders.

The current situation in the global credit markets whereby many world governments (including but not limited to the U.S., where the Company transacts virtually all of its business) have had to take unprecedented and uncharted steps to support the financial institutions in their respective countries from collapse is unprecedented in the Company’s history. Restrictions on the availability of capital, both debt and/or equity, have created significant reductions and could further reduce the liquidity in, and flow of capital to, the commercial real estate markets. In addition, such restrictions could also cause commercial real estate prices to continue to decrease. In particular, global and domestic credit and liquidity issues reduced in 2009 and 2008 and may continue to reduce the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes. The recession in the U.S. has also created stress in the commercial real estate property level fundamentals, which has adversely affected property performance and could cause commercial real estate prices to fall. Such price declines could also reduce the liquidity in, and the flow of capital to, the commercial real estate markets. This has had, and may continue to have, a significant adverse effect on our capital markets services revenues. Further detail regarding the effect of the current situation in the credit markets and the commercial real estate markets can be found under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Annual Report on Form 10-K.

HFF, Inc. is a Delaware corporation with its principal executive offices located at 301 Grant Street, One Oxford Centre, Suite 600, Pittsburgh, Pennsylvania, 15219, telephone number (412) 281-8714.

Reportable Segments

We operate in one reportable segment, the commercial real estate financial intermediary segment, and offer debt placement, investment sales, loan sales, distressed debt and real estate owned advisory services, structured finance, equity placement, investment banking service and commercial loan servicing.

Our Competitive Strengths

We attribute our success and distinctiveness to our ability to leverage a number of key competitive strengths, including:

People, Expertise and Culture

We and our predecessor companies have been in the commercial real estate business for over 25 years, and our transaction professionals have significant experience and long-standing relationships with our clients. We employ approximately 159 transaction professionals with an average of nearly 17 years of commercial real estate transaction experience. The transaction history accumulated among our transaction professionals ensures a high degree of market knowledge on a macro level, intimate knowledge of local commercial real estate markets, long term relationships with the most active investors, and a comprehensive understanding of commercial real estate capital markets products. Our employees come from a wide range of real estate related backgrounds, including investment advisors and managers, investment bankers, attorneys, brokers and mortgage bankers.

Our culture is governed by our commitment to high ethical standards, putting the clients’ interests first and treating clients and our own associates fairly and with respect. These distinctive characteristics of our culture are highly evident in our ability to retain and attract employees. The average tenure for our senior transaction professionals is 12 years, and the average production tenure for the top 25 senior transaction professionals compiled by initial leads during the last five years was 16 years (including tenure with predecessor companies). Furthermore, many of our senior transaction professionals have a significant economic interest in our firm, which aligns their individual interests with those of the company as a whole and our clients. Through their ownership of HFF Holdings, 38 current senior transaction professionals, together with 3 of our former senior transaction professions, in the aggregate own 49.9% of the Operating Partnerships (as of March 1, 2010), which we believe continues to align their interests with the Company.

Integrated Capital Markets Services Platform

In the competitive commercial real estate and capital markets industry, which has also been faced with unprecedented capital market credit and liquidity constraints and is also now facing declining property level fundamentals, we believe our key differentiator is our ability to analyze all commercial real estate product types and markets as well as our ability to provide clients with comprehensive analysis, advice and execution expertise on all types of debt and equity capital markets solutions. Because of our broad range of execution capabilities, our clients rely on us not only to provide capital markets alternatives but, more importantly, to advise them on how to optimize value by uncovering inefficiencies in the non-public capital markets to maximize their commercial real estate investments. Our capabilities provide our clients with the flexibility to pursue multiple capital markets options simultaneously so that, upon conclusion of our efforts, they can choose the best risk-adjusted based solution.

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

Extensive Cross-Selling Opportunities

As some participants in the commercial real estate market are frequently buyers, sellers, lenders and borrowers at various times, our relationships with these participants across all aspects of their businesses provide us with multiple revenue opportunities throughout the life cycle of their commercial real estate investments. In addition, we often provide more than one service in a particular transaction, such as in an investment sale where we not only represent the seller of a commercial real estate investment but also represent the buyer in arranging acquisition financing. In 2007, 2008 and 2009, we executed multiple transactions across multiple platform services with 17, 16 and 13, respectively, of our top 25 clients.

Broad and Deep Network of Relationships

We have developed broad and deep-standing relationships with the users and providers of capital in the industry and have completed multiple transactions for many of the top institutional commercial real estate investors in the U.S. as well as several global investors who invest in the U.S. Importantly, our transaction professionals, analysts and closing specialists foster relationships with their respective counterparts within each client’s organization. This provides, in our opinion, a deeper relationship with our firm relative to our competitors. In 2008 and 2009, no one borrower or no one seller client, respectively, represented more than 5% of our total capital markets services revenues. The combined fees from our top 25 seller clients for the years 2008 and 2009, respectively, were less than 22% of our capital markets services revenues for each year, and the combined fees from our top 25 borrower clients were less than 22% of our capital markets services revenues for each year.

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

Our Strategic Growth Plan

We seek to improve our market position by focusing on the following strategic growth initiatives:

Increase Market Share Across Each of our Capital Markets Services

We believe that we have the opportunity to increase our market share in each of the various capital markets services we provide to our clients by penetrating deeper into our national, regional and local client relationships. We also intend to increase our market share by selectively hiring transaction professionals in our existing offices and in new locations, predicated on finding the most experienced professionals in the market who have the highest integrity, work ethic and reputation, while fitting into our culture and sharing our philosophy and business practices. As stated above, since 1998, in addition to opening offices in Washington, D.C., Los Angeles, San Francisco and Chicago, we have significantly added to the platform services in our Boston, Miami, New York City, San Francisco, Washington, D.C., Los Angeles and Chicago offices.

•	Debt Placement. Our transaction volume in debt placements was approximately $5.7 billion and $11.8 billion in 2009 and 2008, respectively. According to surveys conducted by the Mortgage Bankers Association, debt issuances in 2009 and 2008 were approximately $90 billion and $181 billion, respectively.

•	Investment Sales. In 2009, we completed investment sales of approximately $2.4 billion, a decrease of approximately 55.2% from the approximately $5.5 billion completed in 2008. According to Real Capital Analytics, commercial real estate sales volume for office, industrial, multifamily, retail and hotel properties in the U.S. in 2009 and 2008 were $52 billion and $145 billion, respectively.

•	Structured Finance and Advisory Services. In 2009 and 2008, we completed approximately $168 million and $850 million, respectively, of structured finance and advisory services transactions (which includes amounts that we internally allocate to the structured finance reporting category, even though the transaction may have been funded through a single mortgage note) for our clients.

•	Private Equity and Investment Banking Services. Our broker-dealer subsidiary, HFF Securities, undertakes both discretionary and non-discretionary private equity raises, select property specific joint ventures, and select investment banking activities for our clients. At December 31, 2009 and 2008, we had $1.6 billion and $1.5 billion of active private equity discretionary fund transactions on which HFF Securities was engaged and may recognize additional future revenue.

•	Loan Sales. Since formalizing our loan sales platform in 2004, we have consummated over $2.6 billion in loan sales transactions, with $241.1 million consummated in 2009. We see growth in this market due to the desire of lenders seeking to diversify concentration risk (geographic, borrower or product type), manage potential problems in their loan portfolios or sell loans rejected from Commercial Mortgage Backed Securities (CMBS) securitization pools.

•	Loan servicing. The principal balance of HFF’s loan servicing portfolio increased approximately 3.0% from approximately $24.5 billion at December 31, 2008, to approximately $25.3 billion at December 31, 2009. We have approximately 50 formal correspondent lender relationships with life insurers.

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

Our debt transaction professionals originated approximately $0.8 billion and $2.1 billion of debt for clients that purchased properties sold by our investment sales professionals for their clients in 2009 and 2008, respectively. Our investment sales professionals also referred clients to our debt transaction professionals who arranged debt financings totaling approximately $0.4 billion and $0.6 billion in 2009 and 2008, respectively. Our debt transaction professionals also referred clients to our investment sales transaction professionals who sold approximately $0.2 billion and $0.9 billion of properties in 2009 and 2008, respectively. Also, from its inception in 2004 through December 31, 2009, our subsidiary HFF Securities originated debt volumes of approximately $658.0 million, in addition to its other equity placement activities.

Expand Our Geographic Footprint

We believe that opportunities exist to establish and increase our presence in several key domestic, and potentially international, markets, although until the current credit and liquidity constraints facing the commercial real estate sector abate, we do not expect geographic expansion to be an immediate priority. While our transactional professionals, located in 17 offices throughout the U.S., advised clients on transactions in 38 states (and the District of Columbia and Puerto Rico) and in more than 250 cities in 2009, there are a number of major metropolitan areas where we do not maintain an office, and we have no overseas offices. By comparison, a number of our large public competitors have over 100 offices worldwide. We constantly review key demand drivers of commercial real estate by market, including growth in population, households, employment, commercial real estate inventory by product type, and new construction. By doing so, we can determine not only where future strategic growth should occur, but more importantly, we can also ensure our transaction professionals are constantly calling on the most attractive markets where we do not have offices. Since 1998, we have opened offices in Washington, D.C., Los Angeles, San Francisco and Chicago. In addition, during this same period, we have significantly added to the platform services in our Boston, Miami, New York City, San Francisco, Washington, D.C., Los Angeles and Chicago offices.

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

Our Services

Debt Placement Services

We offer our clients a complete range of debt instruments, including but not limited to, construction and construction/mini-permanent loans, adjustable and fixed rate mortgages, entity level debt, mezzanine debt, forward delivery loans, tax exempt financing and sale/leaseback financing.

Our clients are owners of various types of property, including, but not limited to, office, retail, industrial, hotel, multi-family, self-storage, assisted living, nursing homes, condominium conversions, mixed-use properties and land. Our clients range in size from individual entrepreneurs who own a single property to the largest real estate funds and institutional property owners throughout the world who invest in the United States. Debt is or has been placed with major capital funding sources, both domestic and foreign, including, but not limited to, life insurance companies, conduits, investment banks, commercial banks, thrifts, agency lenders, pension funds, pension fund advisors, REITs, credit companies, opportunity funds and individual investors.

Investment Sales Services

We provide investment sales services to commercial real estate owners who are seeking to sell one or more properties or property interests. We seek to maximize proceeds and certainty of closure for our clients through our knowledge of the commercial real estate and capital markets, our extensive database of potential buyers, with whom we have deep and long-standing relationships, and our experienced transaction professionals. Real time data on comparable transactions, recent financings of similar assets and market trends enable our transaction professionals to better advise our clients on valuation and certainty of execution based on a prospective buyer’s proposed capital structure.

Structured Finance Services

We offer a wide array of structured finance alternatives and solutions at both the property and ownership entity level. This allows us to provide financing alternatives at every level of the capital structure, including, but not limited to, mezzanine and equity, thereby providing potential buyers and existing owners with the highest appropriate leverage at the lowest blended cost of capital to purchase properties or recapitalize existing ones versus an out-right sale alternative. By focusing on the inefficiencies in the structured finance capital markets, such as mezzanine, preferred equity, participating and/or convertible debt structures, pay and accrual debt structures, pre-

sales, stand-by commitments and bridge loans, we are able to access capital for properties in transition, predevelopment and development loans and/or joint ventures and/or structured transactions, which provide maximum flexibility for our clients.

Private Equity, Investment Banking, Initial Public Offerings and Advisory Services

Through HFF Securities, our licensed broker-dealer subsidiary, we offer our clients the ability to access the private equity markets for an identified commercial real estate asset and discretionary private equity funds, joint ventures, entity-level private placements, and advisory services. HFF Securities’ services to its clients can include:

•	Joint Ventures. Equity capital for our commercial real estate clients to establish joint ventures relating to either identified properties or properties to be acquired by a fund sponsor. These joint ventures typically involve the acquisition, development, recapitalization or restructuring of multi-asset commercial real estate portfolios, and include a variety of property types and geographic areas.

•	Private Placements. Private placements of common, perpetual preferred and convertible preferred securities. Issuances can involve primary or secondary shares that may be publicly registered, listed and traded.

•	Advisory Services. Entity-level advisory services for various types of transactions including mergers and acquisitions, sales and divestitures, management buyouts, and recapitalizations and restructurings.

•	Marketing and Fund-Raising. Institutional marketing and fund-raising for public and private commercial real estate companies, with a focus on opportunity and value-added commercial real estate funds. In this capacity, we undertake private equity raises, both discretionary and non-discretionary, and offer advisory services.

Loan Sales

We assist our clients in their efforts to sell all or portions of their commercial real estate debt note portfolios, which can include performing, non-performing and distressed debt and/or real estate owned properties. We are actively marketing our loan sales to our clients.

Commercial Loan Servicing

We provide commercial loan servicing (primary and sub-servicing) for life insurance companies, Federal Home Loan Mortgage Corporation (Freddie Mac), CMBS originators, groups that purchase performing and/or non-performing loans as well as owners who sell commercial real estate subject to a purchase money mortgage. Additionally, during 2009 we became a rated CMBS primary and special servicer by Fitch Ratings. The primary servicer rating reflects our experienced and tenured management and staff and our long history as a commercial mortgage primary servicer, including with respect to Freddie Mac and CMBS servicing. The special servicer rating is based on our ability to work out, manage and resolve commercial mortgage loans and real estate owned (REO) assets. Our servicing platform, experienced personnel and hands-on service allow us to maintain close contact with both borrowers and lenders. As a result, we are often the first point of contact in connection with refinancing, restructuring or sale of commercial real estate assets. Revenue is earned primarily from servicing fees charged to the lender, as well as from investment income earned on escrow balances.

To avoid potential conflicts, our transaction professionals do not directly share in servicing revenue, eliminating conflicts which can occur with serviced versus non-serviced lenders. However, throughout the servicing life of a loan, the transaction professional who originated the loan usually remains the main contact for both the borrower and lender, or the master and/or special servicer, as the case may be, to assist our servicing group with annual inspections, operating statement reviews and other major servicing issues affecting a property or properties and in some circumstances may be compensated for services rendered.

Competition

The commercial real estate services industry, and all of the services that we provide, are highly competitive, and we expect them to remain so. We compete on a national, regional and local basis as well as on a number of other critical factors, including, but not limited to, the quality of our people and client service, historical track record and expertise and range of services and execution skills, absence of conflicts and business reputation. Depending on the product or service, we face competition from other commercial real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. Consistently, the top competitors we face on national, regional and local levels include, but are not limited to, CBRE Capital Markets, Cushman & Wakefield, Eastdil Secured, Jones Lang LaSalle, Northmarq Capital (Marquette) and CapMark. There are numerous other local and regional competitors in each of the local markets where we are located as well as the markets in which we do business.

Competition to attract and retain qualified employees is also intense in each of the capital markets services we provide our clients. We compete by offering what we believe to be competitive compensation packages to our transaction professionals and our other associates as well as equity-based incentives for key associates who lead our efforts in terms of running our offices or lead our efforts in each of our capital markets services. Our ability to continue to compete effectively will depend upon our ability to retain and motivate our existing transaction professionals and other key associates as well as our ability to attract new ones, all predicated on finding the most experienced professionals in the market who have the highest integrity, work ethic and reputation, while fitting into our culture and sharing our philosophy and business practices.

Regulation

Our U.S. broker-dealer subsidiary, HFF Securities, is subject to regulation. HFF Securities is currently registered as a broker-dealer with the Securities and Exchange Commission (SEC) and the Financial Industry Regulatory Authority (FINRA). HFF Securities is registered as a broker dealer in 19 states. HFF Securities is subject to regulations governing effectively every aspect of the securities business, including the effecting of securities transactions, minimum capital requirements, record-keeping and reporting procedures, relationships with customers, experience and training requirements for certain employees and business procedures with firms that are not subject to regulatory controls. Violation of applicable regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines and the suspension, expulsion or other disciplining of a firm, its officers or employees.

Our broker-dealer subsidiary is also subject to the SEC’s uniform net capital rule, Rule 15c3-1, and the net capital rules of the New York Stock Exchange (NYSE) and FINRA, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiary. The uniform net capital rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. The NYSE and FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below its requirements. In addition, our broker-dealer subsidiary is subject to certain notification requirements related to withdrawals of excess net capital. The USA Patriot Act of 2001 also imposes obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence and other compliance policies and procedures, and procedures for customer verification. Failure to comply with these requirements may result in monetary, regulatory and, in the case of the USA Patriot Act, criminal penalties.

HFF LP is licensed (in some cases, through our employees or its general partner) as a mortgage broker and a real estate broker in multiple jurisdictions. Generally we are licensed in each state where we have an office as well as where we frequently do business.

Seasonality

Our capital markets services revenue is typically seasonal. Historically, this seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. The concentration of earnings and cash flows in the last six months of the year has historically been due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. However, given the recent and current disruptions facing all global capital markets, and in particular the U.S. commercial real estate markets, this historical pattern of seasonality may or may not continue. For example, although the seasonality described above did occur in 2009, it did not occur in 2007 or 2008.

Employees

Our total employment was 376 employees as of December 31, 2009, which represents a 13.2% decrease from the December 31, 2008 total employment of 433 employees.

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

We have experienced, in 2009, 2008 and previous years, and expect in the future to be negatively impacted by, periods of economic slowdowns, recessions and disruptions in the capital markets, credit and liquidity issues in the global and domestic capital markets, including international, national, regional and local markets, and corresponding declines in the demand for commercial real estate and related services within one or more of the markets in which we operate. Historically, commercial real estate markets, and in particular the U.S. commercial real estate market, have tended to be cyclical and related to the condition of the economy as a whole and to the perceptions of the market participants as to the relevant economic outlook. Negative economic conditions, changes in interest rates, credit and liquidity issues in the global and domestic capital markets, disruptions in capital markets and/or declines in the demand for commercial real estate and related services in international or domestic markets or in significant markets in which we do business, have had and could have in the future a material adverse effect on our business, results of operations and/or financial condition. In the latter half of 2009, there has been an improvement in the U.S. stock markets as well as, in certain instances, increasing confidence and stabilization in domestic and foreign economies. However, credit restrictions and market uncertainty have continued into 2010, and we can give no assurances when sustainable improvements will occur within the U.S. commercial real estate markets. In addition, even when underlying economic fundamentals improve, it may take additional time for these improvements to translate into corresponding improvements in the commercial real estate markets. Any such “lag” may be intensified in the current market situation as a result of banks potentially delaying resolution of commercial real estate assets whose values are less than their associated loans so as to delay or avoid related accounting write-offs.

For example:

•	Slowdowns in economic activity could cause tenant demand for space to decline, which would adversely affect the operation and income of commercial real estate properties and thereby affect investor demand and the supply of capital for debt and equity investments in commercial real estate.

•	Declines in the regional or local demand for commercial real estate, or significant disruptions in other segments of the real estate market, could adversely affect our results of operations. During 2009, approximately 20.4%, 8.1%, 5.6% and 12.7% of our capital markets services revenues was derived from transactions involving commercial real estate located in Texas, Florida, Massachusetts and the region consisting of the District of Columbia, Maryland and Virginia, respectively. As a result, a significant portion of our business is dependent on the economic conditions in general and the markets for commercial real estate in these areas, which, like other commercial real estate markets, have experienced price volatility or economic downturns in the past.

•	Global and domestic credit and liquidity issues, significant fluctuations in interest rates as well as steady and protracted increases or decreases of interest rates could adversely affect the operation and income of commercial real estate properties as well as the demand from investors for commercial real estate investments. Any of these events could adversely affect investor demand and the supply of capital for debt and equity investments in commercial real estate. In particular, the lack of debt and/or equity for commercial real estate transactions and the resulting global re-pricing of debt and equity risk, and/or increased interest rates may reduce the number of acquisitions, dispositions and loan originations, as well as the respective transaction volumes, which could also adversely affect our servicing revenue. All of the above could cause prices to decrease due to the reduced amount of financing available as well as the increased cost of obtaining financing, and could lead to a decrease in purchase and sale activity.

•	Significant disruptions or changes in capital market flows, as well as credit and liquidity issues in the global and domestic capital markets, regardless of their duration, could adversely affect the supply and/or demand for capital from investors for commercial real estate investments. For example, beginning in the second half of 2007 and continuing to the present time, the well-publicized disruptions and dislocations in the global credit markets have created significant restrictions in the availability of credit. In turn, the volume and pace of commercial real estate transactions have been significantly reduced during this period and commercial real estate prices have declined in many countries, including the U.S. Changes in the perception that commercial real estate is an accepted asset class for portfolio diversification could also result in a significant reduction in the amount of debt and equity capital available in the commercial real estate sector.

These and other types of events could lead to a further decline in transaction activity as well as a decrease in values, which would likely in turn lead to a reduction in fees and commissions relating to such transactions. Such declines in transaction activity and value would likely also significantly reduce our loan servicing activities as a result of increased delinquencies and the lack of additional loans that we would have otherwise added to our servicing portfolio. These effects would likely cause us to realize lower revenues from our transaction service fees, including debt placement fees and investment sales commissions, which fees usually are tied to the transaction value and are payable upon the successful completion of a particular transaction, and from our loan servicing revenues due to reduced financing and refinancing transactions as well as higher delinquencies and defaults on the loans that we service. For example, the revenues we generated from capital markets services in 2009 declined approximately 42.7% from 2008, largely due to disruptions in the U.S. credit markets and deteriorating property level fundamentals in the commercial real estate markets.

In addition, cyclicality in the commercial real estate markets may result in cyclicality in our results of operation as well as significant volatility in the market price of our Class A common stock. Similar to other providers of commercial real estate and capital markets services, the stock price of our Class A common stock has had significant declines and fluctuations in the recent past and may decline in the future.

Our business has been and may continue to be adversely affected by recent restrictions in the availability of debt and/or equity capital as well as the lack of adequate credit and the risk of continued deterioration of the debt and/or credit markets and commercial real estate markets.

Restrictions on the availability of capital, both debt and/or equity, can create significant reductions in the liquidity and flow of capital to the commercial real estate markets. Severe restrictions in debt and/or equity liquidity as well as the lack of the availability of credit in the markets we service in 2008 and 2009 have significantly reduced the volume and pace of commercial real estate transactions compared with past periods. These restrictions also have had a general negative effect upon commercial real estate prices themselves. Our business of providing commercial real estate and capital markets services to our clients, who are both users and providers of capital, is particularly sensitive to the volume of activity and pricing in the commercial real estate market. In particular, global and domestic credit and liquidity issues reduced the number of acquisitions, dispositions and loan originations in 2009 and 2008 which may continue into the future. This has had, and may continue to have, a significant adverse effect on our capital markets services revenues.

Despite the general improvement in the U.S. stock markets in the second half of 2009, credit restrictions and market uncertainties continue and we cannot predict with any degree of certainty the magnitude or duration of the recent developments in the credit markets and/or commercial real estate markets as it is inherently difficult to make accurate predictions with respect to such macroeconomic movements that are beyond our control. This uncertainty limits our ability to plan for future developments. In addition, the uncertainty regarding current market conditions may limit the ability of other participants in the credit markets and/or commercial real estate markets to plan for the future. As a result, market participants may act more conservatively than they might in a stabilized market, which may perpetuate and amplify the adverse developments in the markets we service. While business opportunities may emerge from assisting clients with transactions relating to distressed commercial real estate assets, there can be no assurance that the volume of such transactions will be sufficient to meaningfully offset the declines in transaction volumes within the overall commercial real estate market.

If we are unable to retain and attract qualified and experienced transaction professionals and associates, our growth may be limited and our business and operating results could suffer.

Our most important asset is our people, and our continued success is highly dependent upon the efforts of our transaction professionals and other associates, including our analysts and production coordinators as well as our key servicing and company overhead support associates. Our transaction professionals generate a significant majority of our revenues. If any of these key transaction professionals or other important associates leave, or if we lose a significant number of transaction professionals, or if we are unable to attract other qualified transaction professionals, our business, financial condition and results of operations may suffer. We have experienced in the past, and expect to experience in the future, the negative impact of the inability to retain and attract associates, analysts and experienced transaction professionals. Additionally, such events may have a disproportionate adverse effect on our operations if the senior most experienced transaction professionals do not remain with us or if these events occur in geographic areas where substantial amounts of our capital markets services revenues are generated. Moreover, because a significant portion of the compensation paid to our transaction professionals consists of commissions, in general our transaction professionals receive significantly less compensation at times when we have substantial declines in our capital markets services revenues, as has recently been the case, and may therefore have less incentive to remain with the Company during such challenging periods.

We may also face additional retention pressures as a result of reductions, as compared to prior to our initial public offering, in distributions from HFF Holdings to approximately 40 of our most valuable transaction professionals who are the members of HFF Holdings. Even if we are able to retain them, we may not be able to retain them at compensation levels that will allow us to achieve our target ratio of compensation expense-to-operating revenue. We intend to use a combination of cash compensation, equity, equity-based incentives and other employee benefits rather than solely cash compensation to motivate and retain our transaction professionals. Our compensation mechanisms as a public company may not be effective, especially if the market price of our Class A common stock experiences significant declines such as what occurred during 2008 and 2009.

In addition, our competitors may attempt to recruit our transaction professionals. The employment arrangements, non-competition agreements and retention agreements we have entered into with respect to the members of HFF Holdings or may enter into with our key associates may not prevent our transaction professionals and other key associates from resigning or competing against us. Any such arrangements and agreements will expire after a certain period of time, at which point each such person would be free to compete against us and solicit our clients and employees. In particular, the non-competition agreements entered into with the members of HFF Holdings terminate in March 2011. We currently do not have employments agreements with certain key associates and there is no assurance that we will be able to retain their services.

A significant component of our growth has also occurred through the recruiting, hiring and retention of key experienced transaction professionals. Any future growth through recruiting these types of professionals will be partially dependent upon the continued availability of attractive candidates fitting the culture of our firm at advantageous employment terms and conditions. However, individuals whom we would like to hire may not be available upon advantageous employment terms and conditions. In addition, the hiring of new personnel involves risks that the persons acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of persons acquired will prove incorrect.

The deteriorating business of certain of our clients could adversely affect our results of operation and financial condition.

We could be adversely affected by the actions and deteriorating financial condition and results of operations of certain of our clients. Our clients are both users of capital, such as property owners, and providers of capital, such as lenders and equity investors. Defaults or non-performance by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity crises and could lead to losses or defaults by one or more of our clients, which, in turn, could have a material adverse effect on our results of operations and financial condition. In addition, a client may fail to make payments when due, become insolvent or declare bankruptcy. Any client bankruptcy or insolvency or the failure of any client to make payments when due could result in material losses to our company. In particular, if any of our significant clients becomes insolvent or suffers a downturn in its business, it may seriously harm our business. While in 2008 and 2009 no one borrower or no one seller client, respectively, represented more than 5% of our total capital markets services revenues, bankruptcy filings by or relating to one of our clients could delay or bar us from collecting pre-bankruptcy debts from that client.

Additional indebtedness or an inability to obtain indebtedness may make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures.

We may be required to obtain additional financing to fund our on-going capital needs as well as to fund our working capital needs. Any additional indebtedness that we are able to incur will make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures. In addition, an inability to obtain additional indebtedness will also make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures.

The level of our indebtedness or inability to obtain additional indebtedness could have important consequences, including:

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

Our future cash flow may not be sufficient to meet our obligations and commitments. In addition, our $40.0 million credit facility expired by its terms on the maturity date of February 5, 2010 and we chose not to exercise our extension option. While we did not borrow on the revolving credit facility during its existence and we currently believe that cash flows from operating activities and our existing cash balances will be sufficient to meet our working capital needs for the foreseeable future, we cannot make any assurances that we will not be required to incur indebtedness under another source of indebtedness financing in the future. If we are unable to obtain additional financing or generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as closing offices, selling material assets or operations, seeking to raise additional debt or equity capital, eliminating certain lines of our capital market platforms or terminating significant numbers of key associates. These actions may not be effected on a timely basis or on satisfactory terms or at all, and these actions may not enable us to continue to satisfy our operating and/or capital requirements. As a result, we may not be able to maintain or accelerate our growth, and any failure to do so could adversely affect our ability to generate revenue and control our expenses, which could adversely affect our business, financial condition and results of operations.

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

While we are party to an uncommitted $175 million warehouse line of credit with PNC Bank, National Association (“PNC”) and an uncommitted $75 million warehouse line of credit ($100.0 million through March 1, 2010) with The Huntington National Bank (“Huntington”) to fund our Freddie Mac loan closings in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, such warehouse line of credit arrangements are uncommitted and funded on a transaction-by-transaction basis. As of December 31, 2009, we had aggregate outstanding borrowings of $38.8 million under the PNC and Huntington arrangements (and a corresponding amount of mortgage notes receivable). Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

In addition, adverse conditions in the global banking industry and credit markets may adversely impact the value of our cash investments and impair our liquidity. At December 31, 2009, we had cash and cash equivalents of approximately $40.9 million invested or held in a mix of money market funds and bank demand deposit accounts at two financial institutions. The recent disruptions in the credit markets have, in some cases, resulted in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Although we believe that our cash and cash equivalents are invested or placed with secure financial institutions, there is no assurance that these financial institutions will not default on their obligations to us. Moreover, although the Federal Deposit Insurance Corporation (FDIC) insures deposits in banks and thrift institutions up to $250,000 per eligible account, the amount that we have deposited at the applicable institution substantially exceeds the FDIC limit. If the financial institution where we have deposited funds were to fail, we may lose some or all of our deposited funds that exceed the FDIC’s $250,000 insurance coverage limit. Furthermore, these investments are also subject to interest rate risk and other general market risks and may decline in value.

Our business could be hurt if we are unable to retain our business philosophy and partnership culture and efforts to retain our philosophy and culture could adversely affect our ability to maintain and grow our business.

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

We compete across a variety of businesses within the commercial real estate industry. In general, with respect to each of our businesses, we cannot give assurance that we will be able to continue to compete effectively or maintain our current fee arrangements or margin levels or that we will not encounter increased competition. Each of the services we provide to our clients is highly competitive on an international, national, regional and local level. Depending on the product or service, we face competition from, including, but not limited to, commercial real estate service providers, private owners and developers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of whom are clients and many of whom may have greater financial resources than we do. In addition, future changes in laws and regulations could lead to the entry of other competitors. Many of our competitors are local, regional, national or international firms. Although some are substantially smaller than we are, some of these competitors are larger on a local, regional, national or international basis. We may face increased competition from even stronger competitors in the future due to a trend toward consolidation, especially in times of severe economic stress such as we are facing now. In recent years, there has been substantial consolidation and convergence among companies in our industry. We are also subject to competition from other large national and multi-national firms as well as regional and local firms that have similar service competencies to ours. Our existing and future competitors may choose to undercut our fees, increase the levels of compensation they are willing to pay to their employees and either recruit our employees or cause us to increase our level of compensation necessary to retain our own employees or recruit new employees. These occurrences could cause our revenue to decrease or negatively impact our target ratio of compensation-to-operating revenue, both of which could have an adverse effect on our business, financial condition and results of operations.

In the event that we experience significant growth in the future, such growth may be difficult to sustain and may place significant demands on our administrative, operational and financial resources.

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

Moreover, we may have to delay, alter or eliminate the implementation of certain aspects of our growth strategy due to events beyond our control, including, but not limited to, changes in general economic conditions and commercial real estate market conditions. Such delays or changes to our growth strategy may adversely affect our business.

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

In addition, acquisitions of businesses involve risks that the businesses acquired will not perform in accordance with expectations that the expected synergies associated with acquisitions will not be achieved and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect, which could have an adverse affect on our business, financial condition and results of operations.

A failure to appropriately deal with actual or perceived conflicts of interest could adversely affect our businesses.

Outside of our people, our reputation is one of our most important assets. As we have expanded the scope of our businesses, capital market platforms and our client base, we increasingly have to address potential, actual or perceived conflicts of interest relating to the capital markets services we provide to our existing and potential clients. For example, conflicts may arise between our position as an advisor to both the buyer and seller in commercial real estate sales transactions or in instances when a potential buyer requests that we represent it in securing the necessary capital to acquire an asset we are selling for another client or when a capital source takes an adverse action against an owner client that we are representing in another matter. In addition, certain of our employees hold interests in real property as well as invest in pools of funds outside of their capacity as our employees, and their individual interests could be perceived to or actually conflict with the interests of our clients. While we have attempted to adopt various policies, controls and procedures to address or limit actual or perceived conflicts, these policies and procedures may not be adequate or carry attendant costs and may not be adhered to by our employees. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged and cause us to lose existing clients or fail to gain new clients if we fail, or appear to fail, to deal appropriately with conflicts of interest, which could have an adverse affect on our business, financial condition and results of operations.

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

A significant portion of our revenue is typically seasonal. Historically, during normal economic and capital markets conditions, this seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. This variance among periods during each calendar year makes comparison between such periods difficult, and it also makes the comparison of the same periods during different calendar years difficult as well. However, given the recent and current disruptions facing all global capital markets, and in particular the U.S. commercial real estate markets, this historical pattern of seasonality may or may not continue. For example, while the seasonality described above did occur in 2009, it did not occur in 2007 or 2008.

Our existing goodwill and other intangible assets could become impaired, which may require us to take significant non-cash charges.

Under current accounting guidelines, we evaluate our goodwill and other intangible assets for potential impairment annually or more frequently if circumstances indicate impairment may have occurred.

As of December 31, 2009, our recorded goodwill was approximately $3.7 million and our other intangible assets, net, was $9.3 million. As of March 5, 2010, management’s analysis indicates that a greater than 70% decline in the Company’s estimated enterprise value may result in the recorded goodwill being potentially impaired and would require management to measure the amount of the impairment charge, which could result in a substantial impairment of our goodwill. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders and deferred financing costs. As of December 31, 2009, the fair value and net book value of the servicing rights were $10.5 million and $9.2 million, respectively. A 10%, 20% and 30% increase in the level of assumed prepayments would decrease the estimated fair value of the servicing rights at the stratum level by up to 1.9%, 3.7% and 5.5%, respectively. A 10%, 20% and 30% increase in cost of servicing of the servicing business would decrease the estimated fair value of the servicing rights at the stratum level by up to 19.3%, 38.7% and 58.0%, respectively. A 10%, 20% and 30% increase in the discount rate would decrease the estimated fair value of the servicing rights at the stratum level by up to 3.1%, 6.1% and 8.9%, respectively. For further detail, refer to the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies; Use of Estimates” in this Annual Report on Form 10-K. Any impairment of goodwill or other intangible assets would result in a one-time non-cash charge against earnings, which charge could materially adversely affect our reported results of operations and the market price of our Class A common stock in future periods.

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

The net deferred tax asset of $124.1 million at December 31, 2009 is comprised mainly of a $128.7 million deferred tax asset related to the a tax basis step-up election under Section 754 of the Internal Revenue Code made by

HFF, Inc. relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for shares of the Company’s Class A common stock since the date of the Reorganization Transactions, net of a $15.2 million valuation allowance. The net deferred tax asset related to the Section 754 election tax basis step up of $113.6 million represents annual tax deductions of approximately $17 million through 2022. In order to realize the annual benefit of approximately $17 million, the Company needs to generate approximately $175.0 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual benefit of $17 million each year, the shortfall becomes a net operating loss that can be carried back 3 years to offset prior years’ taxable income or carried forward 20 years to offset future taxable income. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income.

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

A number of our services are subject to regulation by the SEC, FINRA and state real estate commissions and securities regulators. Our failure to comply or have complied with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of the registration of us or any of our subsidiaries as a commercial real estate broker or broker-dealer. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or significantly impair our ability to gain new clients. Our broker-dealer operations are subject to periodic examination by the SEC and FINRA. FINRA may identify deficiencies in the procedures and practices of HFF Securities and may require HFF Securities to take remedial action. FINRA may also identify significant violations of law, rules or regulations, resulting in formal disciplinary action and the imposition of sanctions, including potentially the revocation of HFF Securities’ registration as a broker-dealer. We cannot predict the outcome of any such examinations or processes, and any negative regulatory action may have a significant and material adverse affect on our company. In addition, it is possible that the regulatory scrutiny of, and litigation in connection with conflicts of interest will make our clients less willing to enter into transactions in which such a conflict may occur, and significantly impair our ability to gain new clients, which could adversely affect our business, financial condition and results of operation.

In addition, we may be adversely affected as a result of new or revised legislation or regulations adopted by the SEC, other United States or state or local governmental regulatory authorities or self-regulatory organizations that supervise the financial and commercial real estate markets as well as changes in administrations or enforcement priorities of any of these authorities or organizations.

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

As part of the Reorganization Transactions, approximately 45% of the partnership units in each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP) held by Holdings Sub, a wholly-owned subsidiary of HFF Holdings, were sold to HoldCo LLC, our wholly-owned subsidiary, for cash raised in the initial public offering. Beginning in February 2009, twenty-five percent partnership units in HFF LP and HFF Securities held by HFF Holdings became exchangeable by HFF Holdings for shares of our Class A common stock. In addition, members of HFF Holdings gained the right to exchange an additional twenty-five percent of the partnership units in the Operating Partnerships held by HFF Holdings for shares of Class A common stock in February 2010 and have the right to direct HFF Holdings to exchange an additional twenty-five percent of the partnership units in the Operating Partnerships held by the HFF Holdings for shares of our Class A common stock beginning in each of February 2011 and 2012. Through February 2010, 2,006,644 partnership units have been exchanged for shares of our Class A common stock. The initial sale and subsequent exchanges have resulted and are expected to result in increases in the tax basis of the assets of HFF LP and HFF Securities that would be allocated to HFF, Inc. These increases in tax basis would likely reduce the amount of tax that we would otherwise be required to pay in the future depending on the amount, character and timing of our taxable income, but there can be no assurances that such treatment will continue in the future.

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

Risks Related to Our Class A Common Stock

Ownership by HFF Holdings of substantial voting power in HFF, Inc. may give rise to conflicts of interests and may prevent new investors from influencing significant corporate decisions.

Our certificate of incorporation provides that the holders of our Class B common stock (other than HFF, Inc. or any of its subsidiaries) will be entitled to a number of votes that is equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships are exchangeable.

At March 1, 2010, after giving effect of the exchange rights transactions through February 26, 2010, HFF Holdings had approximately 49.9% of the voting power in HFF, Inc. In addition, certain members of HFF Holdings hold shares of our Class A common stock in their individual capacities. As a result, and in combination with the fact that our certificate of incorporation does not provide for cumulative voting, HFF Holdings has the ability to exert significant influence in the election of the members of our board of directors and thereby the control of our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends. In addition, HFF Holdings will be able to significantly influence the outcome of all matters requiring stockholder approval, including a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. We cannot assure you that the interests of HFF Holdings and its members will not conflict with your interests.

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

At March 1, 2010, HFF Holdings owns 18,348,356 partnership units, or approximately 49.9%, in each of the Operating Partnerships. Our amended and restated certificate of incorporation will allow the exchange of partnership units in the Operating Partnerships (other than those held by us) for shares of our Class A common stock on the basis of two partnership units (one in each Operating Partnership) for one share of Class A common stock, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Pursuant to contractual provisions and subject to certain exceptions, HFF Holdings was restricted from exchanging partnership units for Class A common stock until January 2009. After that time, HFF Holdings gained the right to exchange 25% of its partnership units, with an additional 25% becoming available for exchange each year thereafter. However, these contractual provisions may be waived, amended or terminated by the members of Holdings LLC following consultation with our Board of Directors. During 2009, HFF Holdings exchanged 644,402 partnership units for 644,402 shares of our Class A common stock. Additionally, during the first two months of 2010, HFF Holdings exchanged another 1,362,242 partnership units for 1,362,242 shares of our Class A common stock.

The market price of our Class A common stock may continue to be volatile, which could cause the value of your investment to decline or subject us to litigation.

Our stock price is affected by a number of factors, including quarterly and annual variations in our results and those of our competitors; changes to the competitive landscape; estimates and projections by the investment community; the arrival or departure of key personnel, especially the retirement or departure of key senior transaction professionals and management, including members of HFF Holdings; the introduction of new services by us or our competitors; and acquisitions, strategic alliances or joint ventures involving us or our competitors. Securities markets worldwide experience significant price and volume fluctuations as has been the case in the past, including 2007, 2008 and 2009. This market volatility, as well as general global and domestic economic, credit and liquidity issues, market or political conditions, has reduced and may continue to reduce the market price of our Class A common stock. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our Class A common stock could decrease significantly.

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

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock, par value $0.01 per share, trades on the New York Stock Exchange (“NYSE”) under the symbol “HF.” In connection with our initial public offering, our Class A common stock was priced for initial sale on January 30, 2007. There was no established public trading market for our common stock prior to that date. On March 5, 2010 the closing sales price, as reported by the NYSE, was $7.27.

The following table sets forth the high and low sale prices for our Class A common stock as reported by the NYSE for the periods indicated:

	2009
	High	Low

1st Quarter	$2.80	$1.05
2nd Quarter	4.56	1.92
3rd Quarter	6.99	3.49
4th Quarter	6.80	5.44

	2008
	High	Low

1st Quarter	$7.93	$4.63
2nd Quarter	7.56	4.91
3rd Quarter	6.40	3.96
4th Quarter	4.00	1.68

For equity compensation plan information, please refer to Item 12 in Part III of the Annual Report on Form 10-K.

Holders

On March 5, 2010, we had 25 stockholders of record of our Class A common stock.

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

Performance Graph

The following graph shows our cumulative total stockholder return for the period beginning with our initial public offering on January 30, 2007 and ending on December 31, 2009. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, and an industry peer group for this period.

The comparison below assumes $100 was invested on January 31, 2007 (the first trading day of our Class A common stock on the NYSE) in our Class A common stock and in each of the indices shown and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not indicative of future stock price performance. The peer group is comprised of the following publicly-traded real estate services companies: CB Richard Ellis Group, Inc. and Jones Lang LaSalle Incorporated. These two companies represent our primary competitors that are publicly traded with business lines reasonably comparable to ours.

COMPARISON OF 35-MONTH CUMULATIVE TOTAL RETURN
Among HFF, Inc., The S&P 500 Index, and a Peer Group

	1/31/07	3/31/07	6/30/07	9/30/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09

● HFF, Inc.	100.00	80.21	82.94	63.48	41.39	26.79	30.43	21.44	13.10	10.70	20.86	36.42	33.42
■ S&P 500 Index	100.00	98.79	104.53	106.15	102.09	91.97	89.00	80.98	62.80	55.48	63.92	73.50	77.53
▲ Peer Group	100.00	95.33	103.00	86.33	63.04	66.15	54.86	38.96	19.36	16.80	28.59	38.97	47.88

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities of the Company during 2009.

Item 6.	Selected Financial Data

The following tables present our selected consolidated financial data, which reflects the financial position and results of operations as if Holliday GP, the Operating Partnerships and HFF, Inc., were consolidated for all periods presented. Certain prior year amounts have been revised to reflect the adoption of a new accounting standard regarding noncontrolling interests in consolidated financial statements. The selected historical consolidated financial data as of and for the years ended December 31, 2009, 2008, and 2007 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data for the year ended December 31, 2006 and 2005 was also derived from our audited consolidated financial statements not otherwise included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future performance or results of operations. You should read the combined historical financial data together with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the combined financial statements and the related notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K.

	For The Year Ended December 31,
	2009	2008	2007	2006	2005

Statement of Income Data:
Total revenue	$77,476	$131,687	$255,666	$229,697	$205,848
Operating expenses	81,390	130,401	207,686	175,410	157,759

Operating (loss) income	(3,914)	1,286	47,980	54,287	48,089
Interest and other income, net	6,431	4,928	6,469	1,139	414
Interest expense	(419)	(20)	(407)	(3,541)	(80)
Decrease in payable under the tax receivable agreement	1,889	3,862	—	—	—

Income before income taxes	3,987	10,056	54,042	51,885	48,423
Income taxes(a)	2,208	5,043	9,874	332	288

Net income	1,779	5,013	44,168	51,553	48,135
Net income attributable to noncontrolling interest	2,531	4,784	29,748	—	—

Net (loss) income attributable to controlling interest	$(752)	$229	$14,420	$51,553	$48,135
Less net income earned prior to IPO and reorganization	—	—	(1,893)	(51,553)	(48,135)

(Loss) income available to common stockholders	$(752)	$229	$12,527	$—	$—

Diluted earnings per common share	$(0.05)	$0.01	$0.84	—	—

Balance Sheet Data:
Total assets	$223,644	$202,498	$240,476	$154,302	$38,630
Long term debt, excluding current portion	$123	$60	$111	$91	$150
Total liabilities	$156,639	$136,872	$180,648	$198,620	$29,521

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

The following discussion should be read in conjunction with the Selected Financial Data and our audited consolidated financial statements and the accompanying notes thereto included elsewhere herein. The following discussion is based on the consolidated results of Holliday GP, the Operating Partnerships and HFF, Inc. In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A — “Risk Factors” of this Annual Report on Form 10-K.

Overview

Our Business

We are one of the leading providers of commercial real estate and capital markets services to the U.S. commercial real estate industry based on transaction volume and are one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 17 offices nationwide with approximately 159 transaction professionals and 217 support associates. During 2009, we advised on approximately $8.5 billion of completed commercial real estate transactions, a 55.5% decrease compared to the approximately $19.2 billion of completed transactions we advised on in 2008.

Substantially all of our revenues are in the form of capital markets service fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We also earn fees from commercial loan servicing activities. We believe that our multiple product offerings, diverse client mix, expertise in a wide range of property types and national platform have the potential to create a diversified revenue stream within the U.S. commercial real estate sector. Our revenues and net loss attributable to controlling interest were $77.5 million and $0.8 million, respectively, for the year ended December 31, 2009, compared to revenues and net income attributable to controlling interest of $131.7 million and $0.2 million, respectively, for the year ended December 31, 2008.

Our business may continue to be significantly affected by factors outside of our control, particularly including:

•	Economic and commercial real estate market downturns. Our business is dependent on international and domestic economic conditions and the demand for commercial real estate and related services in the markets in which we operate. A slow down, a significant downturn and/or a recession in either the global economy and/or the domestic economy, including, but not limited to, even a regional economic downturn, could adversely affect our business. A general decline in acquisition and disposition activity can lead to a reduction in fees and commissions for arranging such transactions, as well as in fees and commissions for arranging financing for acquirers and property owners that are seeking to recapitalize their existing properties. Likewise, a general decline in commercial real estate investment activity can lead to a reduction in fees and commissions for arranging acquisitions, dispositions and financings for acquisitions as well as for recapitalizations for existing property owners. Such a general decline can also lead to a significant reduction in our loan servicing activities, due to increased delinquencies and defaults and lack of additional loans that we would have otherwise added to our loan servicing portfolio.

•	Global and domestic credit and liquidity issues. Global and domestic credit and liquidity issues have recently led to an economic downturn, including, but not limited to, a commercial real estate market downturn. This downturn has in turn led to a decrease in transaction activity and lower values, which is expected to continue for the foreseeable future. The recent situation in the global credit markets whereby many world governments (including, but not limited to, the U.S., where the Company transacts virtually all of its business) have had to take unprecedented and uncharted steps to either support the financial institutions in their respective countries from collapse or taken direct ownership of same is unprecedented in the Company’s history. Restrictions on the availability of capital, both debt and/or equity, have created significant reductions and could further reduce the liquidity in and flow of capital to the commercial real estate markets. These restrictions could also cause commercial real estate prices to decrease due to the reduced amount of equity capital and debt financing available. In particular, global and domestic credit and liquidity issues may reduce the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes, which could also adversely affect our capital markets services revenues (including our servicing revenue).

•	Decreased investment allocation to commercial real estate class. Allocations to commercial real estate as an asset class for investment portfolio diversification may decrease for a number of reasons beyond our control, including, but not limited to, poor performance of the asset class relative to other asset classes or the superior performance of other asset classes when compared with continued good performance of the commercial real estate asset class or the poor performance of all asset classes. In addition, while commercial real estate is now viewed as an accepted and valid class for portfolio diversification, if this perception changes, there could be a significant reduction in the amount of debt and equity capital available in the commercial real estate sector. In particular, reductions in debt and/or equity allocations to commercial real estate may reduce the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes, which could also adversely affect our capital markets services revenues including our servicing revenue.

•	Fluctuations in interest rates. Significant fluctuations in interest rates as well as steady and protracted movements of interest rates in one direction (increases or decreases) could adversely affect the operation and income of commercial real estate properties, as well as the demand from investors for commercial real estate investments. Both of these events could adversely affect investor demand and the supply of capital for debt and equity investments in commercial real estate. In particular, increased interest rates may cause prices to decrease due to the increased costs of obtaining financing and could lead to decreases in purchase and sale activities, thereby reducing the amounts of investment sales and loan originations and related servicing fees. If our investment sales origination and servicing businesses are negatively impacted, it is likely that our other lines of business would also suffer due to the relationship among our various capital markets services.

The factors discussed above have adversely affected and continue to be a risk to our business, as evidenced by the effects of the significant recent disruptions in the global capital and credit markets, and in particular the domestic capital markets. In particular, global and domestic credit and liquidity issues reduced in 2008 and 2009 and may continue to reduce the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes. This has had, and may continue to have, a significant adverse effect on our capital markets services revenues. The significant balance sheet issues of many CMBS lenders, banks, life insurance companies, captive finance companies and other financial institutions have adversely affected, and will likely continue to adversely affect, the flow of commercial mortgage debt to the U.S. capital markets, and, in turn, can potentially adversely affect all of our capital markets services platforms and resulting revenues.

The recent economic slowdown and domestic and global recession also continue to be a risk, not only due to the potential negative adverse impacts on the performance of U.S. commercial real estate markets, but also due to the ability of lenders and equity investors to generate significant funds to continue to make loans and equity available to the commercial real estate market, and in particular, in the U.S., where we operate.

Other factors that may adversely affect our business are discussed under the heading “Forward-Looking Statements” and under the caption “Risk Factors” in this Annual Report on Form 10-K.

Key Financial Measures and Indicators

Revenues

Substantially all of our revenues are derived from capital markets services. These capital markets services revenues are in the form of fees collected from our clients, usually negotiated on a transaction-by-transaction basis, which includes origination fees, investment sales fees earned for brokering sales of commercial real estate, loan servicing fees and loan sales and other production fees. We also earn interest on mortgage notes receivable during the period between the origination of the loan and the subsequent sale to Freddie Mac. For the year ended December 31, 2009, we had total revenues of $77.5 million, of which approximately 93.2% were attributable to capital markets services revenue, 4.5% were attributable to interest on mortgage notes receivable and 2.3% were attributable to other revenue sources. For the year ended December 31, 2008, our total revenues equaled $131.7 million, of which 95.7% were generated by our capital markets services, 1.4% were attributable to interest on mortgage notes receivable and 2.9% were attributable to other revenue sources.

Total Revenues:

Capital markets services revenues.  We earn our capital markets services revenue through the following activities and sources:

•	Origination fees. Our origination fees are earned through the placement of debt, equity and structured financing. Debt placements represent the majority of our business, with approximately $5.7 billion and $11.8 billion of debt transaction volume in 2009 and 2008, respectively. Fees earned by HFF Securities for discretionary and non-discretionary equity capital raises and other investment banking services are also included with capital markets services revenue in our consolidated statements of income. We recognize origination revenues at the closing of the applicable financing and funding of capital, when such fees are generally collected. We recognize fees earned by HFF Securities at the time the capital is funded or committed, based on the underlying fee agreement, unless collectibility of our fee is not reasonably assured, in which case we recognize fees as they are collected.

•	Investment sales fees. We earn investment sales fees by acting as a broker for commercial real estate owners seeking to sell a property(ies) or an interest in a property(ies). We recognize investment sales revenues at the close and funding of the sale, when such fees are generally collected.

•	Loan servicing fees. We generate loan servicing fees through the provision of collection, remittance, recordkeeping, reporting and other related loan servicing functions, activities and services. We also earn fees through escrow balances maintained as a result of required reserve accounts and tax and insurance escrows for the loans we service. We recognize loan servicing revenues at the time services are rendered, provided the loans are current and the debt service payments are actually made by the borrowers. We recognize the other fees related to escrows and other activities at the time the fees are paid.

•	Loan sales and other production fees. We generate loan sales and other production fees through assisting our clients in their efforts to sell all or portions of commercial real estate debt notes. We recognize loan sales and other production revenues at the close and funding of the capital to consummate sale, when such fees are generally collected.

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

Costs and Expenses

The largest components of our expenses are our operating expenses, which consist of cost of services, personnel expenses not directly attributable to providing services to our clients, occupancy expenses, travel and entertainment expenses, supplies, research and printing expenses and other expenses. For the years ended December 31, 2009 and 2008, our total operating expenses were $81.4 million and $130.4 million, respectively. During the fourth quarter 2008 and second quarter 2009, we initiated certain actions to reduce our fixed and variable costs which resulted in a cost savings of approximately $8.0 million during 2009 as compared to 2008. In addition, we incurred non-operating expenses relating to interest expense and income tax expense.

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

Personnel.  Personnel expenses include employee-related compensation and benefits that are not directly attributable to providing services to our clients, profit participation bonuses and stock based compensation. Offices or lines of business that generate profit margins of 14.5% or more are entitled to profit participation bonuses equal to 15% of net income generated by the office or line of business. The allocation of the profit participation and how it is shared within the office are determined by the office head with a review by the managing member of HFF LP or HFF Securities, as the case may be. In 2009 and 2008, total profit participation bonuses paid were approximately 40.0% and 36.8% respectively of operating loss/profit before the profit participation bonus. This increased percentage is due to lower operating profit achieved in 2009.

Stock Based Compensation.  Effective January 1, 2006, the Company adopted ASC 718, Compensation — Stock Compensation (ASC 718), using the modified prospective method. Under this method, the Company recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the adoption for which requisite service has not been provided as of January 1, 2006. The Company did not grant any share-based awards prior to January 31, 2007. ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. For restricted stock awards, the fair value of the awards is calculated as the difference between the market value of the Company’s Class A common stock on the date of grant and the purchase price paid by the employee. The Company’s awards are generally subject to graded vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary.

Occupancy.  Occupancy expenses include rental expenses and other expenses related to our 17 offices nationwide.

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

Interest and Other Income, net:

Interest and other income, net consists primarily of income recognized upon the initial recording of mortgage servicing rights for which no consideration is exchanged, impairment of mortgage servicing rights, gains on the sale of loans, gains on the sale of mortgage servicing rights and interest earned from the investment of our cash and cash equivalents and short-term investments.

Interest Expense:

Interest expense represents the interest on our outstanding debt instruments, including indebtedness outstanding under our credit agreement.

Decrease in Payable Under the Tax Receivable Agreement:

The decrease in the payable under the tax receivable agreement represents the decrease in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement due to a change in the effective tax rate used to value the deferred tax benefit and recording of a valuation allowance on a portion of the state net operating loss deferred tax asset. This decrease in tax benefits owed to HFF Holdings represents 85% of the decrease in the related deferred tax asset.

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

Noncontrolling Interest:

Prior to January 2007, we did not reflect any noncontrolling interest in our financial results. Following the Reorganization Transactions, however, we record significant noncontrolling interest relating to the ownership interest of HFF Holdings in the Operating Partnerships. HoldCo LLC, a wholly-owned subsidiary of HFF, Inc., owns the sole general partner of the Operating Partnerships. Accordingly, although HFF, Inc. has a minority economic interest in the Operating Partnerships, it has a majority voting interest and controls the management of the Operating Partnerships. The limited partners in the Operating Partnerships do not have kick-out rights or other substantive participating rights. As a result, HFF, Inc. consolidates the Operating Partnerships and records a noncontrolling interest for the economic interest in the Operating Partnerships indirectly held by HFF Holdings.

Results of Operations

Following is a discussion of our results of operation for the years ended December 31, 2009, 2008 and 2007. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	For The Year Ended December 31,
	2009		2008		Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
		(Dollars in thousands, unless percentages)

Revenues
Capital markets services revenue	$72,234	93.2%	$126,076	95.7%	$(53,842)	(42.7)%
Interest on mortgage notes receivable	3,458	4.5%	1,819	1.4%	1,639	90.1%
Other	1,784	2.3%	3,792	2.9%	(2,008)	(53.0)%

Total revenues	77,476	100.0%	131,687	100.0%	(54,211)	(41.2)%
Operating expenses
Cost of services	47,923	61.9%	85,335	64.8%	(37,412)	(43.8)%
Personnel	7,144	9.2%	8,803	6.7%	(1,659)	(18.8)%
Occupancy	7,573	9.8%	7,527	5.7%	46	0.6%
Travel and entertainment	2,841	3.7%	5,971	4.5%	(3,130)	(52.4)%
Supplies, research and printing	2,162	2.8%	6,792	5.2%	(4,630)	(68.2)%
Other	13,747	17.7%	15,973	12.1%	(2,226)	(13.9)%

Total operating expenses	81,390	105.1%	130,401	99.0%	(49,011)	(37.6)%

Operating (loss) income	(3,914)	(5.1)%	1,286	1.0%	(5,200)	(404.4)%
Interest and other income, net	6,431	8.3%	4,928	3.7%	1,503	30.5%
Interest expense	(419)	(0.5)%	(20)	(0.0)%	(399)	NM
Decrease in payable under the tax receivable agreement	1,889	2.4%	3,862	2.9%	(1,973)	(51.1)%

Income before taxes	3,987	5.1%	10,056	7.6%	(6,069)	(60.4)%
Income tax expense	2,208	2.8%	5,043	3.8%	(2,835)	(56.2)%

Net income	1,779	2.3%	5,013	3.8%	(3,234)	(64.5)%
Net income attributable to noncontrolling interest	2,531	3.3%	4,784	3.6%	(2,253)	(47.1)%

Net (loss) income attributable to controlling interest	$(752)	(1.0)%	$229	0.2%	$(981)	(428.4)%

“NM” = Not Meaningful

Revenues.  Our total revenues were $77.5 million for the year ended December 31, 2009 compared to $131.7 million for the same period in 2008, a decrease of $54.2 million, or 41.2%. Revenues decreased primarily as a result of the decrease in production volumes in several of our capital markets services platforms brought about, in significant part, by a slowing economy, both globally and domestically, as well as from the unprecedented disruptions in the global and domestic capital and credit markets.

•	The revenues we generated from capital markets services for the year ended December 31, 2009 decreased $53.8 million, or 42.7%, to $72.2 million from $126.1 million for the same period in 2008. The decrease is primarily attributable to decreased production.

•	The revenues derived from interest on mortgage notes was $3.5 million for the year ended December 31, 2009 compared to $1.8 million for the same period in 2008, an increase of $1.6 million. The increase is due to an increase in the number of loans originated and increased average loan values in our participation in Freddie Mac’s Program Plus Seller Servicer® Program during the year ended December 31, 2009 as compared to 2008.

•	The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred, were $1.8 million for the year ended December 31, 2009 compared to $3.8 million for the same period in 2008, a decrease of $2.0 million, or 53.0%. Other revenues decreased primarily as a result of the decrease in production volumes.

Total Operating Expenses.  Our total operating expenses were $81.4 million for the year ended December 31, 2009 compared to $130.4 million for the same period in 2008, a decrease of $49.0 million, or 37.6%. Expenses decreased primarily due to decreased cost of services and personnel costs as a result of the decrease in capital markets services revenue and our cost savings initiatives that were implemented during the fourth quarter 2008 and second quarter 2009, and decreased supplies, research and printing, travel and entertainment, professional fees, postage and delivery costs and marketing and advertising. These decreases were slightly offset by increased interest expense on our warehouse line of credit, which is primarily due to the additional activity relating to our participation in Freddie Mac’s Program Plus Seller Servicer® Program.

•	The costs of services for the year ended December 31, 2009 decreased $37.4 million, or 43.8%, to $47.9 million from $85.3 million for the same period in 2008. The decrease is primarily the result of the decrease in commissions and other incentive compensation directly related to the decrease in capital markets services revenues. Cost of services as a percentage of capital markets services revenues were approximately 66.3% and 67.7% for the years ended December 31, 2009 and December 31, 2008, respectively. This percentage decrease in 2009 is primarily attributable to the fixed portion of cost of services, such as salaries for our analysts and fringe benefit costs, which decreased greater than the decrease in revenue. This is primarily due to the cost savings initiatives that were implemented during the fourth quarter 2008 and second quarter 2009.

•	Personnel expenses that are not directly attributable to providing services to our clients for the year ended December 31, 2009 decreased $1.7 million, or 18.8%, to $7.2 million from $8.8 million for the same period in 2008. The decrease is primarily related to a decrease in salaries due to a lower headcount.

The stock compensation cost, included in personnel expenses, that has been charged against income for the year ended December 31, 2009 was $1.1 million as compared to $0.9 million for the same period in 2008. At December 31, 2009, there was approximately $0.8 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the nonvested restricted stock units is 1.6 years as of December 31, 2009. The weighted average remaining contractual term of the nonvested options is 11.3 years as of December 31, 2009.

•	Occupancy, travel and entertainment, and supplies, research and printing expenses for the year ended December 31, 2009 decreased $7.7 million, or 38.0%, to $12.6 million compared to the same period in 2008. This decrease is primarily due to decreased supplies, research and printing and travel and entertainment costs stemming from the decrease in capital markets services revenues and the impact of our cost saving initiatives.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $13.7 million in the year ended December 31, 2009, a decrease of $2.2 million, or 13.9%, versus $16.0 million in the year ended December 31, 2008. This decrease is primarily related to decreases in a number of cost categories such as marketing and advertising, outsourcing and licensing, postage and delivery charges, professional fees and other general and administrative costs. These decreases were partially offset by increased interest expense on our warehouse lines of credit supporting our Freddie Mac loan business and increased amortization on our mortgage servicing rights intangible assets.

Operating (loss) income.  Our operating loss in 2009 was $3.9 million, a decrease of $5.2 million from operating income of $1.3 million in 2008. We attribute this decrease to several factors, with the most significant cause being a decrease of revenues of $54.2 million related to current year market conditions.

Interest and other income, net.  Interest and other income, net in 2009 increased $1.5 million, or 30.5%, to $6.4 million from $4.9 million in 2008. This increase was primarily due to increased income from our mortgage servicing rights and gains realized from the sale of certain mortgage servicing rights. This increase was partially offset by lower interest income earned due to lower interest rates.

Interest expense.  The interest expense we incurred during the year ended December 31, 2009 totaled $0.4 million, compared to $20,000 of similar expenses incurred in the year ended December 31, 2008. This increase is primarily due to the recording of the unused commitment fee on the unused amount of credit on our Amended Credit Agreement. During 2009, the Company corrected an error related to previously unrecorded commitment fees on its unused line of credit and recorded approximately $230,000 of interest expense that represented the cumulative amount of unused commitment fees for the period from February 5, 2007 to December 31, 2008 and recorded an additional approximately $120,000 of expense related to the year ending December 31, 2009. The prior period correction was not considered material to restate prior period financial statements.

Net Income.  Our net income for the year ended December 31, 2009 was $1.8 million, a decrease of $3.2 million, or 64.5%, versus $5.0 million for the same fiscal period in 2008. We attribute this decrease to several factors, with the most significant cause being a decrease of revenues of $54.2 million related to current year market conditions and the resulting lower operating income. Factors slightly offsetting this decrease included:

•	The decrease in the payable under the tax receivable agreement of $1.9 million and $3.9 million for the years ended December 31, 2009 and 2008, respectively, primarily reflects the decrease in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement. This decrease in tax benefits owed to HFF Holdings represents 85% of the decrease in the related deferred tax asset of $2.2 million and $4.6 million for 2009 and 2008, respectively.

•	Income tax expense was approximately $2.2 million for the year ended December 31, 2009, a decrease of $2.8 million from $5.0 million in the year ended December 31, 2008. This decrease is primarily due to the decrease in net operating income experienced during the year ended December 31, 2009 compared to the same period in the prior year. During the year ended December 31, 2009, the Company recorded income tax expense of $2.2 million primarily relating to the change in the rates used to measure the Company’s deferred tax assets and the establishment of a valuation allowance on certain state net operating loss carryforwards. For further detail relating to the Operating Partnership’s Section 754 election, refer to Note 13 to our consolidated financial statements. During the year ended December 31, 2008, the Company recorded current income tax benefit of $2.5 million which was offset by deferred income tax expense of $7.6 million.

Net income attributable to noncontrolling interest equaled $2.5 million in the year ended December 31, 2009, representing the ownership interest of HFF Holdings in the Operating Partnerships, a decrease of $2.3 million from the same period of the prior year. This decrease is due to lower income realized by the Operating Partnerships in 2009.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

	For The Year Ended December 31,
	2008		2007		Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
		(Dollars in thousands, unless percentages)

Revenues
Capital markets services revenue	$126,076	95.7%	$250,576	98.0%	$(124,500)	(49.7)%
Interest on mortgage notes receivable	1,819	1.4%	1,585	0.6%	234	14.8%
Other	3,792	2.9%	3,505	1.4%	287	8.2%

Total revenues	131,687	100.0%	255,666	100.0%	(123,979)	(48.5)%
Operating expenses
Cost of services	85,335	64.8%	148,026	57.9%	(62,691)	(42.4)%
Personnel	8,803	6.7%	17,224	6.7%	(8,421)	(48.9)%
Occupancy	7,527	5.7%	8,009	3.1%	(482)	(6.0)%
Travel and entertainment	5,971	4.5%	6,810	2.7%	(839)	(12.3)%
Supplies, research and printing	6,792	5.2%	8,776	3.4%	(1,984)	(22.6)%
Other	15,973	12.1%	18,841	7.4%	(2,868)	(15.2)%

Total operating expenses	130,401	99.0%	207,686	81.2%	(77,285)	(37.2)%

Operating income	1,286	1.0%	47,980	18.8%	(46,694)	(97.3)%
Interest and other income, net	4,928	3.7%	6,469	2.5%	(1,541)	(23.8)%
Interest expense	(20)	(0.0)%	(407)	(0.2)%	387	(95.1)%
Decrease in payable under the tax receivable agreement	3,862	2.9%	—	0.0%	3,862	NM

Income before taxes	10,056	7.6%	54,042	21.1%	(43,986)	(81.4)%
Income tax expense	5,043	3.8%	9,874	3.9%	(4,831)	(48.9)%

Net income	5,013	3.8%	44,168	17.3%	(39,155)	(88.7)%
Net income attributable to noncontrolling interest	4,784	3.6%	29,748	11.6%	(24,964)	(83.9)%

Net income attributable to controlling interest	$229	0.2%	$14,420	5.6%	$(14,191)	(98.4)%

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

•	The costs of services for the year ended December 31, 2008 decreased $62.7 million, or 42.4%, to $85.3 million from $148.0 million for the same period in 2007. The decrease is primarily the result of the decrease in commissions and other incentive compensation directly related to the decrease in capital markets services revenues. Cost of services as a percentage of capital markets services revenues were approximately 67.7% and 59.1% for the years ended December 31, 2008 and December 31, 2007, respectively. This percentage increase in 2008 is primarily attributable to the fixed portion of cost of services, such as salaries for our analysts and fringe benefit costs being spread over a lower revenue base.

•	Personnel expenses that are not directly attributable to providing services to our clients for the year ended December 31, 2008 decreased $8.4 million, or 48.9%, to $8.8 million from $17.2 million for the same period in 2007. The decrease is primarily related to a decrease in profit participation expense resulting from the lower operating income during the year ended December 31, 2008. This decrease was slightly offset by increased salaries of $0.6 million during the year ended December 31, 2008 as compared to the same period in the prior year.

•	The stock compensation cost, included in personnel expenses, that has been charged against income for the year ended December 31, 2008, was $0.9 million as compared to $0.8 million for the same period in 2007. At December 31, 2008, there was approximately $1.4 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the nonvested restricted stock units is two years as of December 31, 2008. The weighted average remaining contractual term of the nonvested options is 11 years as of December 31, 2008.

•	Occupancy, travel and entertainment, and supplies, research and printing expenses for the year ended December 31, 2008 decreased $3.3 million, or 14.0%, to $20.3 million compared to the same period in 2007. This decrease is primarily due to decreased supplies, research and printing expenses as well as lower travel and entertainment costs stemming from the decrease in capital markets services revenues.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $16.0 million in the year ended December 31, 2008, a decrease of $2.9 million, or 15.2%, versus $18.8 million in the year ended December 31, 2007. This decrease is primarily related to decreases in professional fees and marketing expenses. The Company experienced higher professional fees of approximately $1.2 million during the year ended December 31, 2007 primarily as a consequence of fees related to the Company’s initial public offering and initial compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, that were incurred during this period. Marketing expenses decreased $1.0 million in 2008 due to a decrease in corporate and local advertising and corporate-sponsored events.

Operating income.  Our operating income in 2008 decreased $46.7 million, or 97.3%, to $1.3 million from $48.0 million in 2007. We attribute this decrease to several factors, with the most significant cause being a decrease of revenues of $124.0 million related to current year market conditions.

Interest and other income, net.  Interest and other income, net in 2008 decreased $1.5 million, or 23.8%, to $4.9 million from $6.5 million in 2007. This decrease was primarily due to lower interest income earned due to lower interest rates and a lower average cash balance and to lower income recognized on mortgage servicing rights.

Net Income.  Our net income for the year ended December 31, 2008 was $5.0 million, a decrease of $39.2 million, or 88.7%, versus $44.2 million for the same fiscal period in 2007. We attribute this decrease to several factors, with the most significant cause being a decrease of revenues of $124.0 million related to current year market conditions and the resulting lower operating income. Factors slightly offsetting this decrease included:

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

Net income attributable to noncontrolling interest equaled $4.8 million in the year ended December 31, 2008, representing the ownership interest of HFF Holdings in the Operating Partnerships, a decrease of $25.0 million from the same period of the prior year. This decrease is due to lower income realized by the Operating Partnerships in 2008.

Financial Condition

Total assets increased to $223.6 million at December 31, 2009 compared to $202.5 million at December 31, 2008 due primarily to:

•	An increase in cash and cash equivalents to $40.9 million at December 31, 2009 compared to $37.0 million at December 31, 2008.

•	An increase in mortgage notes receivable to $38.8 million at December 31, 2009 from $16.3 million at December 31, 2008 due to the timing of sales of loans to Freddie Mac.

•	An increase in intangible assets, net of $1.7 million to $9.3 million at December 31, 2009. This increase is primarily due to the recognition of acquired mortgage servicing rights in 2009, net of amortization for the year.

Total liabilities increased to $156.6 million at December 31, 2009 compared to $136.9 million at December 31, 2008, due primarily to:

•	An increase in the warehouse line of credit of $22.5 million due to the timing of the sale of loans to Freddie Mac and the corresponding draws on the line of credit.

Slightly offsetting the increase in total liabilities is a decrease in the payable under the tax receivable agreement of $2.8 million, representing 85% of the decrease in our deferred tax assets, which decreased due to a change in the tax rate used to measure our deferred tax assets. Also, in conjunction with the filing of the Company’s 2008 federal and state tax returns, the benefit for 2008 relating to the Section 754 basis step-up was finalized resulting in $2.7 million in tax benefits in 2008. As such, during August 2009, the Company paid $2.3 million to HFF Holdings under the tax receivable agreement.

Stockholders’ equity increased to $67.0 million at December 31, 2009 from $65.6 million at December 31, 2008 primarily due to the net income earned during the year ended December 31, 2009 and the recording of stock based compensation of $1.1 million in 2009. These increases were partially offset by distributions to the noncontrolling interest holder of $1.6 million.

Noncontrolling interest was approximately $26.5 million at both December 31, 2009 and 2008. Noncontrolling interest increased by $2.5 million for its proportionate share of the Operating Partnerships net income. Although, noncontrolling interest decreased $1.6 million due to distributions and by $1.0 million due to the exchange of Partnership Units in the Operating Partnerships for shares of HFF, Inc.’s Class A common stock.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of distributions to members of HFF Holdings and payment of commissions and bonuses to employees.

2009

Cash and cash equivalents increased $3.9 million in the year ended December 31, 2009. Net cash of $5.9 million was provided by operating activities, primarily resulting from a $5.2 million decrease in prepaid taxes, prepaid expenses and other current assets, $2.0 million of proceeds from the sale of mortgage servicing rights and a decrease in deferred taxes of $1.7 million. These increases of cash were partially offset by a $2.3 million payment under the tax receivable agreement and a $1.9 million decrease in the payable to HFF Holdings under the tax receivable agreement. Cash of $47,000 was used for investing in property and equipment. Financing activities used $1.9 million of cash. Payments on capital leases and the purchase of treasury stock each used approximately $0.2 million of cash and $1.6 million of cash was used to make a tax distribution to the noncontrolling interest holder.

2008

Cash and cash equivalents decreased $6.7 million in the year ended December 31, 2008. Net cash of $6.4 million was used in operating activities, primarily resulting from a $2.7 million increase in prepaid expenses and other current assets, a $7.6 million decrease in accrued compensation and related taxes, $5.3 million decrease in the payable under the tax receivable agreement and a $1.5 million decrease in accounts payable. These uses of cash were partially offset by the decrease in deferred taxes of $7.6 million and a $1.3 million decrease in receivable from affiliates. Cash of $0.3 million was used for investing in property and equipment and a non-compete agreement which was offset by $0.1 million of net proceeds from investments. Financing activities used $0.2 million of cash primarily due to payments on capital leases and distributions to the noncontrolling interest holder.

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At December 31, 2009, our cash and cash equivalents of $40.9 million were invested or held at two financial institutions in a mix of money market funds, bank demand deposit accounts and a three-month United States Treasury Note. Our current liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash levels, credit lines, interest and payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. We have historically maintained a line of credit under our revolving credit facility in excess of anticipated liquidity requirements, although our existing revolving credit facility matured on February 5, 2010 and we chose not to extend it for an additional term. We did not borrow on this revolving line of credit facility since it was put in place in February 2007.

In accordance with the Operating Partnerships’ partnership agreements, and approval from the board of directors of HFF, Inc. and Holliday GP (as general partner of the Operating Partnerships), the Operating Partnerships make quarterly distributions to its partners, including HFF, Inc., based on taxable income, if any, in an amount sufficient to cover all applicable taxes payable by the members of HFF Holdings and by us and to cover dividends, if any, declared by the board of directors. During the years ended December 31, 2009 and 2008, the Operating Partnerships distributed $1.6 million and $0.1 million, respectively to HFF Holdings. These distributions decreased the noncontrolling interest balance on our consolidated balance sheet.

Over the twelve month period ended December 31, 2009, we generated approximately $5.9 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the year ended December 31, 2009, we incurred approximately $81.4 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the year ended December 31, 2009, approximately 37.6% of our operating expenses were variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our working capital needs. However, if the current state of the economy continues to deteriorate at the rate it did during 2008 and 2009 and the unprecedented conditions in the domestic and global debt and equity capital markets continue for the foreseeable future and continue to adversely impact our capital markets services revenues, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. As of February 28, 2010, our cash and cash equivalents were $39.1 million. During the fourth quarter 2008 and second quarter 2009, we eliminated approximately 100 positions and took other actions that we anticipate will result in approximately $10.0 million of annual cost savings. We will continue to evaluate other opportunities for cost savings. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. We have estimated that the payments that will be made to HFF Holdings will be $105.5 million. Our liquidity needs related to our long term obligations are primarily related to our facility leases and long-term debt obligations. Additionally, for the year ended December 31, 2009, we incurred approximately $7.6 million in occupancy expenses and approximately $0.4 million in interest expense.

We entered into an Amended Credit Agreement with Bank of America, N.A. for a $40.0 million line of credit that was put in place contemporaneously with the consummation of the initial public offering in February 2007. The Company did not borrow on this revolving credit facility during the year ended December 31, 2009. This credit facility expired by its terms on the maturity date of February 5, 2010 and we chose not to exercise our extension option.

In 2005, we entered into an uncommitted financing arrangement with Red Mortgage Capital, Inc. to fund our Freddie Mac loan closings. Pursuant to this arrangement, Red Mortgage Capital funded multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. On December 31, 2008, National City Corporation, which is the parent company of Red Mortgage Capital, was merged with and into The PNC Financial Services Group, Inc. In November 2007, we obtained an uncommitted $50.0 million financing arrangement from The Huntington National Bank (Huntington) to supplement our Red Mortgage Capital financing arrangement. In December 2009 we entered into a Third Amended and Restated Note with Huntington which increased our borrowing availability to $100.0 million until March 1, 2010 at which time the arrangement decreased to $75.0 million thereafter, In December 2009, the financing arrangement with Red Mortgage Capital ended and we entered into an uncommitted $175 million financing arrangement with PNC Bank, N.A. (PNC) to fund our Freddie Mac loan closings. Pursuant to the PNC arrangement, PNC funds the multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington National Bank financing arrangements are only for the purpose of supporting our participation in Freddie Mac’s Program Plus Seller Servicer program and cannot be used for any other purpose. As of December 31, 2009, we had outstanding borrowings of $38.8 million under the PNC/Huntington National Bank arrangements and a corresponding amount of mortgage notes receivable. Although we believe that our current financing arrangements with PNC and Huntington National Bank are sufficient to meet our current needs in connection with our participation in Freddie

Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

Goodwill.  We evaluate goodwill for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the estimated fair value of the Company. In determining the fair value of the Company for purposes of evaluating goodwill for impairment, we utilize an enterprise market capitalization approach. In applying this approach, we use the stock price of our Class A common stock as of the measurement date multiplied by the sum of current outstanding shares as of the measurement date and an estimated control premium. As of March 5, 2010, management’s analysis indicates that a greater than 70% decline in the estimated fair value of the Company may result in the recorded goodwill being impaired and would require management to measure the amount of the impairment charge. Goodwill is potentially impaired if the recorded book value of goodwill exceeds the implied fair value of goodwill as determined under this valuation technique. We use our best judgment and information available to us at the time to perform this review.

Intangible Assets.  Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders and deferred financing costs. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing, prepayment rates and discount rates are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of December 31, 2009, the fair value and net book value of the servicing rights were $10.5 million and $9.2 million, respectively. A 10%, 20% and 30% increase in the level of assumed prepayments would decrease the estimated fair value of the servicing rights at the stratum level by up to 1.9%, 3.7% and 5.5%, respectively. A 10%, 20% and 30% increase in the cost of servicing the loan portfolio would decrease the estimated fair value of the servicing rights at the stratum level by up to 19.3%, 38.7% and 58.0%, respectively. A 10%, 20% and 30% increase in the discount rate would decrease the estimated fair value of the servicing rights at the stratum level by up to 3.1%, 6.1% and 8.9%, respectively. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization over its expected life. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.

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

The net deferred tax asset of $124.1 million at December 31, 2009 is comprised mainly of a $128.7 million deferred tax asset related to the Section 754 election tax basis step up, net of a $15.2 million valuation allowance. The net deferred tax asset related to the Section 754 election tax basis step up of $113.6 million represents annual tax deductions of approximately $17.0 million through 2022. In order to realize the annual benefit of approximately $17.0 million, the Company needs to generate approximately $175.0 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual benefit of $17.0 million each year, the shortfall becomes a net operating loss that can be carried back 3 years to offset prior years’ taxable income or carried forward 20 years to offset future taxable income. Based on the decline in production volume and corresponding impact on operating results, we have not realized the entire benefit of the $17.0 million annual deduction during 2008 and 2009. Currently, $11.1 million of this cumulative benefit is characterized as a net operating loss (NOL) and can be carried forward for periods that begin to expire in 2028. In evaluating the realizability of these deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets. If current conditions persist and we revise our projections of revenue through the amortization and carryforward periods to be flat with 2009 levels, the Company would record a valuation allowance on substantially all of the deferred tax assets in income tax expense. We would also record a decrease in payable under the tax receivable agreement.

Leases.  The Company leases all of its facilities under operating lease agreements. These lease agreements typically contain tenant improvement allowances. The Company records tenant improvement allowances as a leasehold improvement asset, included in property and equipment, net in the Consolidated Balance Sheets, and a related deferred rent liability and amortizes them on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense and a reduction to rent expense, respectively. Lease agreements sometimes contain rent escalation clauses or rent holidays, which are recognized on a straight-line basis over the life of the lease in accordance with ASC 840, Leases (ASC 840). Lease terms generally range from one to ten years. An analysis is performed on all equipment leases to determine whether a lease should be classified as a capital or an operating lease according to ASC 840.

Stock Based Compensation

The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The weighted average assumptions used in the option pricing model as of December 31, 2009 are: (i) zero dividend yield, (ii) expected volatility of 62.0%, (iii) risk free interest rate of 3.5% and (iv) expected life of 6.3 years. For restricted stock awards, the fair value of the awards is calculated as the difference between the market value of the Company’s Class A common stock on the date of grant and the purchase price paid by the employee. The Company’s awards are generally subject to graded vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary.

Certain Information Concerning Off-Balance Sheet Arrangements

We do not currently invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at December 31, 2009 (dollars in thousands):

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Warehouse line of credit	$38,800	$38,800	$—	$—	$—
Capital lease obligations	275	152	119	4	—
Operating lease obligations	20,415	4,846	8,531	4,649	2,389
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the balance sheet(1)	—	—	—	—	—

Total contractual obligations	$59,490	$43,798	$8,650	$4,653	$2,389

(1)	From time to time we enter into employment agreements with our transaction professionals. Some of these agreements may include payments to be made to the individual at a specific time, if certain conditions have been met. The Company accrues for these payments over the life of the agreement.

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 of the Internal Revenue Code for 2007, and intend to keep that election in effect for each taxable year in which an exchange of partnership units for shares occurs. The initial sale as a result of the Company’s initial public offering increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows us to reduce the amount of future tax payments to the extent that we have future taxable income. We are obligated, however, pursuant to our Tax Receivable Agreement with HFF Holdings, to pay to HFF Holdings, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of these increases in tax basis and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of our payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of our assets resulting in payments to HFF Holdings, we have estimated that the payments that will be made to HFF Holdings will be $105.5 million and has recorded this obligation to HFF Holdings as a liability on the consolidated balance sheets.

Seasonality

Our capital markets services revenue had historically been seasonal, which can affect an investor’s ability to compare our financial condition and results of operation on a quarter-by-quarter basis. This seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. The typical concentration of earnings and cash flows in the last six months of the year has historically been due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. The recent disruptions, write-offs and credit losses in the global and domestic capital markets, the liquidity issues facing all capital markets, especially the U.S. commercial real estate markets, as well as the recent U.S. and global recession in many parts of the world has caused and we believe will continue to cause historical comparisons to be even more difficult to gauge. For example, although the seasonality described above did occur in 2009, it did not occur in 2007 or 2008.

Effect of Inflation and/or Deflation

Inflation or deflation, or both, could significantly affect our compensation costs, particularly those not directly tied to our transaction professionals’ compensation, due to factors such as availability of capital and/or increased costs of capital. The rise of inflation could also significantly and adversely affect certain expenses, such as debt service costs, information technology and occupancy costs. To the extent that inflation and/or deflation results in rising interest rates and has other effects upon the commercial real estate markets in which we operate and, to a lesser extent, the securities markets, it may affect our financial position and results of operations by reducing the demand for commercial real estate and related services, which could have a material adverse effect on our financial condition. See “Risk Factors — General Economic Conditions and Commercial Real Estate Market Conditions.”

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“SFAS”) SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS 167 is effective for fiscal periods ending after November 15, 2009. The adoption of SFAS 167 is not expected to have a material impact on the Company. The adoption of the guidance had no impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (as codified in ASC topic 860, Transfers and Servicing (ASC 860)). This update to ASC 860 removes the concept of a qualifying special-purpose entity and removes the exception from applying ASC 810 to qualifying special-purpose entities. FSP FAS 166 is effective for fiscal periods ending after November 15, 2009. The adoption of the amended guidance had no impact on the Company.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168), which establishes the Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the guidance had no impact on the Company’s consolidated financial position and results of operations.

In May 2009, the FASB issued ASC 855, Subsequent Events, which requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; whether it is the date the financial statements were issued or were available to be issued. The statement is effective for financial statements issued for interim and annual periods ending after June 15, 2009. The adoption of the guidance had no impact on the Company’s consolidated financial position and results of operations.

On April 9, 2009, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. ASC 820 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. The amended guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of the amended guidance had no impact on the Company’s consolidated financial position and results of operations.

On April 9, 2009, the FASB issued an update to ASC 825, Financial Instruments, which extends the disclosure requirements of the fair value of financial instruments to interim financial statements. The amended guidance was effective for interim reporting periods ending after June 15, 2009. The adoption of the amended guidance had no impact on the Company’s consolidated financial position and results of operations.

In April 2008, the FASB issued an update to ASC 350, Intangibles — Goodwill and Other, which amended the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This amended guidance was effective for fiscal years beginning after December 14, 2008, and interim periods within those fiscal years. The Company adopted the provision of this standard on January 1, 2009, which did not have a material impact on the Company.

In December 2007, the FASB issued an update to ASC 810, Consolidation, which changes the accounting and reporting for minority interests, which will be characterized as “noncontrolling interests” and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The Company adopted the provisions of this standard on January 1, 2009, which resulted in a significant change to total equity, as the noncontrolling interest had been previously classified outside of equity.

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

Management assessed the effectiveness of HFF’s internal control over financial reporting as of December 31, 2009, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2009, its system of internal control over financial reporting is properly designed and operating effectively to achieve the criteria of the “Internal Control — Integrated Framework.” Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued an attestation report on HFF’s internal control over financial reporting.

Dated: March 12, 2010	/s/ John H. Pelusi, Jr. John H. Pelusi, Jr. Chief Executive Officer

Dated: March 12, 2010	/s/ Gregory R. Conley Gregory R. Conley Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Stockholders
HFF, Inc.

We have audited the accompanying consolidated balance sheets of HFF, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity/partners’ capital (deficiency), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HFF, Inc. at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 15 to the consolidated financial statements, effective January 1, 2009, HFF, Inc. changed its presentation of noncontrolling interests in the consolidated financial statements with the adoption of Statement of Financial Accounting Standards No. 160, Accounting and Reporting Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (codified in FASB ASC Topic 810, Consolidation).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HFF, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Pittsburgh, Pennsylvania
March 12, 2010

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over
Financial Reporting

The Board of Directors and Shareholders
HFF, Inc.

We have audited HFF, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HFF Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, HFF, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HFF, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity/partners’ capital (deficiency) and cash flows for each of the three years in the period ended December 31, 2009 of HFF, Inc. and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Pittsburgh, Pennsylvania
March 12, 2010

HFF, Inc.

Consolidated Balance Sheets

	December 31
	2009	2008
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$40,931	$37,028
Restricted cash (Note 7)	143	190
Accounts receivable	569	985
Mortgage notes receivable (Note 8)	38,800	16,300
Prepaid taxes	250	4,675
Prepaid expenses and other current assets	1,250	2,038
Deferred tax asset, net	515	320

Total current assets	82,458	61,536
Property and equipment, net (Note 4)	4,171	5,294
Deferred tax asset	123,564	123,848
Goodwill	3,712	3,712
Intangible assets, net (Note 5)	9,327	7,649
Other noncurrent assets	412	459

Total assets	$223,644	$202,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$152	$91
Warehouse line of credit (Note 8)	38,800	16,300
Accrued compensation and related taxes	5,112	5,321
Accounts payable	866	495
Payable to affiliate (Note 19)	54	92
Other current liabilities	2,719	2,313

Total current liabilities	47,703	24,612
Deferred rent credit	3,238	3,793
Payable under the tax receivable agreement (Note 13)	105,521	108,287
Other long-term liabilities	54	120
Long-term debt, less current portion (Note 7)	123	60

Total liabilities	156,639	136,872
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 shares authorized; 17,263,281 and 16,446,480 shares issued, respectively; and 17,183,232 and 16,446,480 outstanding, respectively	172	164
Class B common stock, par value $0.01 per share, 1 share authorized, issued and outstanding	—	—
Treasury stock, 80,049 and 0 shares at cost, respectively	(173)	—
Additional paid-in-capital	28,498	26,206
Retained earnings	12,004	12,756

Total parent stockholders’ equity	40,501	39,126

Noncontrolling interest (Note 15)	26,504	26,500
Total equity	67,005	65,626

Total liabilities and stockholders’ equity	$223,644	$202,498

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Income

	Years Ending December 31,
	2009	2008	2007
	(Dollars in thousands)

Revenues
Capital markets services revenue	$72,234	$126,076	$250,576
Interest on mortgage notes receivable	3,458	1,819	1,585
Other	1,784	3,792	3,505

	77,476	131,687	255,666
Expenses
Cost of services	47,923	85,335	148,026
Personnel	7,144	8,803	17,224
Occupancy	7,573	7,527	8,009
Travel and entertainment	2,841	5,971	6,810
Supplies, research, and printing	2,162	6,792	8,776
Insurance	1,850	2,049	1,900
Professional fees	3,662	4,359	5,576
Depreciation and amortization	3,523	3,475	3,861
Interest on warehouse line of credit	1,979	1,547	1,680
Other operating	2,733	4,543	5,824

	81,390	130,401	207,686

Operating (loss) income	(3,914)	1,286	47,980
Interest and other income, net	6,431	4,928	6,469
Interest expense	(419)	(20)	(407)
Decrease in payable under the tax receivable agreement	1,889	3,862	—

Income before taxes	3,987	10,056	54,042
Income tax expense	2,208	5,043	9,874

Net income	1,779	5,013	44,168
Net income attributable to noncontrolling interest	2,531	4,784	29,748

Net (loss) income attributable to controlling interest	$(752)	$229	$14,420
Less net income earned prior to IPO and Reorganization Transactions	—	—	(1,893)

(Loss) income available to HFF, Inc. common stockholders	$(752)	$229	$12,527

Earnings per share — Basic and Diluted
(Loss) income available to HFF, Inc. common stockholders — Basic	$(0.05)	$0.01	$0.84

Weighted average shares outstanding — Basic	16,637,216	16,472,141	14,968,389

(Loss) income available to HFF, Inc. common stockholders — Diluted	$(0.05)	$0.01	$0.84

Weighted average shares outstanding — Diluted	16,637,967	16,472,141	14,968,389

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity/Partners’ Capital (Deficiency)

	Controlling Interest
						Additional
	Common Stock		Treasury Stock		Partners’	Paid in	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Capital	Earnings	Interest	Total

Stockholders’ equity/partners’ capital (deficiency), December 31, 2006	1	$—	—	$—	$(44,318)	$—	$—	$—	$(44,318)
Net income for the period January 1 to January 30, 2007	—	—	—	—	1,893	—	—	—	1,893
Distributions	—	—	—	—	(5,299)	—	—	(14,333)	(19,632)
Repurchase of Class A common stock	(1)	—	—	—	—	—	—	—	—
Net proceeds received from the issuance of 16,445,000 Class A common stock in the initial public offering (IPO), less the utilization of net IPO proceeds for the repayment of the bank term debt and the purchase of HFF Holdings interest in Holliday GP and 45% of HFF Holdings’ interest in the Operating Partnerships resulting in the elimination of partners’ capital and the recording of minority interest to effectuate the reorganization, as more fully described in Note 1	16,445,000	164	—	—	47,724	3,997	—	6.369	58,254
Record the adjustment to give effect to the tax receivable agreement with HFF Holding as more fully discussed in Note 13	—	—	—	—	—	20,716	—	—	20,716
Stock compensation and other, net	—	—	—	—	—	640	—	—	640
Net income for the period January 31 to December 31, 2007	—	—	—	—	—	—	12,527	29,748	42,275

Stockholders’ equity, December 31, 2007	16,445,000	$164	—	$—	$—	$25,353	$12,527	$21,784	$59,828
Issuance of Class A common stock	1,480	—	—	—	—	—	—	—	—
Stock compensation and other, net	—	—	—	—	—	853	—	—	853
Distributions	—	—	—	—	—	—	—	(68)	(68)
Net income	—	—	—	—	—	—	229	4,784	5,013

Stockholders’ equity, December 31, 2008	16,446,480	$164	—	$—	$—	$26,206	$12,756	$26,500	$65,626
Issuance of Class A common stock	816,801	9	—	—	—	956	—	(963)	2
Repurchase of Class A common stock	(80,049)	(1)	80,049	(173)	—	—	—	—	(174)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	—	200	—	—	200
Stock compensation and other, net	—	—	—	—	—	1,136	—	—	1,136
Distributions	—	—	—	—	—	—	—	(1,564)	(1,564)
Net (loss) income	—	—	—	—	—	—	(752)	2,531	1,779

Stockholders’ equity, December 31, 2009	17,183,232	$172	80,049	$(173)	$—	$28,498	$12,004	$26,504	$67,005

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2009	2008	2007
	(Dollars in thousands)

Operating activities
Net income	$1,779	$5,013	$44,168
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	1,137	876	813
Amortization of investment security discounts	—	(93)	—
Deferred income taxes	1,670	7,567	6,189
Payable under the tax receivable agreement	(1,888)	(3,862)	—
Depreciation and amortization:
Property and equipment	1,444	1,602	2,304
Intangibles	2,079	1,873	1,557
Gain on sale or disposition or impairment of assets	(4,966)	(1,870)	(343)
Mortgage service rights assumed	(762)	(1,774)	(3,637)
Proceeds from sale of mortgage servicing rights	2,030	—	—
Increase (decrease) in cash from changes in:
Restricted cash	47	180	2,070
Accounts receivable	416	511	1,012
Payable to/(receivable from) affiliate	(38)	1,302	2,381
Payable under the tax receivable agreement	(2,258)	(5,257)	—
Deferred taxes, net	(1)	(6)	182
Mortgage notes receivable	(22,500)	24,700	84,700
Net borrowings on warehouse line of credit	22,500	(24,700)	(84,700)
Prepaid taxes, prepaid expenses and other current assets	5,213	(2,677)	497
Other noncurrent assets	47	144	125
Accrued compensation and related taxes	(209)	(7,631)	2,116
Accounts payable	371	(1,451)	1,090
Other accrued liabilities	406	(168)	319
Other long-term liabilities	(657)	(642)	2,092

Net cash provided by (used in) operating activities	5,860	(6,363)	62,935
Investing activities
Purchases of property and equipment	(47)	(183)	(4,315)
Non-compete agreement	—	(100)	—
Purchases of investments	—	(9,907)	—
Proceeds from maturities of investments	—	10,000	—

Net cash used in investing activities	(47)	(190)	(4,315)
Financing activities
Payments on long-term debt	(173)	(90)	(56,398)
Issuance of common stock	—	—	272,118
Treasury stock	(173)	—	—
Purchase of ownership interests in operating partnerships	—	—	(215,931)
Deferred financing costs	—	—	(276)
Distributions to members’ and noncontrolling interest holder	(1,564)	(68)	(17,739)

Net cash used in financing activities	(1,910)	(158)	(18,226)

Net increase (decrease) in cash	3,903	(6,711)	40,394
Cash and cash equivalents, beginning of period	37,028	43,739	3,345

Cash and cash equivalents, end of period	$40,931	$37,028	$43,739

Supplemental disclosure of cash flow information
Cash paid for income taxes	$104	$1,452	$4,090

Cash paid for interest	$2,413	$1,624	$2,528

Supplemental disclosure of non-cash financing activities
Property acquired under capital leases	$292	$52	$103

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

Organization

HFF, Inc., a Delaware corporation (the “Company”), through its Operating Partnerships, Holliday Fenoglio Fowler, L.P., a Texas limited partnership (“HFF LP”), and HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”), is a financial intermediary and provides capital markets services including debt placement, investment sales, structured finance, private equity, investment banking and advisory services, loan sales and commercial loan servicing and commercial real estate structured financing placements in 17 cities in the United States. The Company’s operations are impacted by the availability of equity and/or debt as well as credit and liquidity in the domestic and global capital markets especially in the commercial real estate sector. Significant disruptions or changes in domestic and global capital market flows, as well as credit and liquidity issues in the global and domestic capital markets, regardless of their duration, are currently impacting and could continue to adversely affect the supply and/or demand for capital from investors for commercial real estate investments which is having and could continue to have a significant impact on all of our capital market services revenues.

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

On February 5, 2007, the Company closed its initial public offering of 14,300,000 shares of common stock. Net proceeds from the sale of the stock were $236.4 million, net of $18.0 million of underwriting commissions and $3.0 million of offering expenses. The proceeds of the initial public offering were used to purchase from HFF Holdings LLC, a Delaware limited liability company (“HFF Holdings”), all of the shares of Holliday GP Corp and purchase from HFF Holdings partnership units representing approximately 39% of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP). HFF Holdings used approximately $56.3 million of its proceeds to repay all outstanding indebtedness under HFF LP’s credit agreement. Accordingly, the Company did not retain any of the proceeds from the initial public offering.

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

As a result of the reorganization into a holding company structure in connection with the initial public offering, HFF, Inc. became a holding company through a series of transactions pursuant to a sale and purchase agreement. Pursuant to the initial public offering and reorganization, HFF, Inc.’s sole assets are held through its wholly-owned

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

subsidiary HFF Partnership Holdings, LLC, a Delaware limited liability company, partnership interests in Operating Partnerships and all of the shares of Holliday GP, the sole general partner of each of the Operating Partnerships. The transactions that occurred in connection with the initial public offering and reorganization are referred to as the “Reorganization Transactions.”

The Reorganization Transactions are being treated, for financial reporting purposes, as a reorganization of entities under common control. As such, these financial statements present the consolidated financial position and results of operations as if HFF, Inc., Holliday GP and the Operating Partnerships (collectively referred to as the Company) were consolidated for all periods presented. All income earned by the Operating Partnerships prior to the initial public offering is attributable to members of HFF Holdings, and is reflected in partners’ capital (deficiency) within the statement of equity. Income earned by the Operating Partnerships subsequent to the initial public offering and attributable to the members of HFF Holdings based on their remaining ownership interest (see Notes 14 and 15) is recorded as noncontrolling interest in the consolidated financial statements. The remaining income attributable to Class A common stockholders is considered in the determination of earnings per share of Class A common stock (see Note 17).

Basis of Presentation

The accompanying consolidated financial statements of HFF, Inc. as of December 31, 2009 and December 31, 2008 include the accounts of HFF LP, HFF Securities, and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP and Partnership Holdings. All significant intercompany accounts and transactions have been eliminated.

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

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company places its cash with financial institutions in amounts which at times exceed the FDIC insurance limit. The current situation in the global credit markets whereby many world governments (including, but not limited to, the U.S. where the Company transacts virtually all of its business) have had to take unprecedented and uncharted steps to either support the financial institutions in their respective countries from collapse or taken direct ownership of same is unprecedented in the Company’s history and makes the deposit of cash in excess of the FDIC insured limits and/or money market fund guarantees provided by Treasury a significant risk. The Company has not experienced any losses in such accounts and believes it is not exposed to any credit risk on cash other than as identified herein.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts and short-term investments with original maturities of three months or less. At December 31, 2009, our cash and cash equivalents were invested or held in a mix of money market funds, bank demand deposit accounts and a three-month United States Treasury Note at two financial institutions.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The loans are initially recorded and then subsequently sold to Freddie Mac at the Company’s cost. The Company records mortgage loans held for sale at period end at market value in accordance with the provisions of ASC 948, Financial Services-Mortgage Banking, which states that market value for mortgage loans covered by investor commitments shall be based on commitment prices. In the case of loans originated for Freddie Mac, the commitment price is equal to the Company’s cost.

Freddie Mac requires HFF LP to meet minimum net worth and liquid assets requirements and to comply with certain other standards. As of December 31, 2009, HFF LP met Freddie Mac’s minimum net worth and liquid assets requirements (see Note 8).

Advertising

Costs associated with advertising are expensed as incurred. Advertising expense was $0.1 million, $0.4 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts are included in other operating expenses in the accompanying consolidated statements of income.

Property and Equipment

Property and equipment are recorded at cost, except for those assets acquired on June 16, 2003, which were recorded at their estimated fair values. Effective July 1, 2007, the Company changed its depreciation methodology for furniture, office equipment and computer equipment from an accelerated method over five to seven years to the straight-line method over three to seven years. In accordance with ASC 250, Accounting Changes and Error Corrections, the Company accounted for this change during the quarter ending September 30, 2007. The effect on the year-to-date results was not material to the financial statements. The Company believes the straight-line method is preferable over the accelerated method as it provides a more accurate allocation of asset costs to the periods in which the assets are utilized and provides consistency between asset classes for financial reporting purposes.

The Company’s depreciation methodology for software costs, leasehold improvements and capital leases remains unchanged. Software costs are depreciated using the straight-line method over three years, capital leases and leasehold improvements are depreciated using the straight-line method over the shorter of the term of the lease or useful life of the asset.

Depreciation expense was $1.4 million, $1.6 million and $2.3 million for the years ended December 21, 2009, 2008 and 2007, respectively.

Expenditures for routine maintenance and repairs are charged to expense as incurred. Renewals and betterments which substantially extend the useful life of an asset are capitalized.

Leases

The Company leases all of its facilities under operating lease agreements. These lease agreements typically contain tenant improvement allowances. The Company records tenant improvement allowances as a leasehold

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

improvement asset, included in property and equipment, net in the consolidated balance sheet, and a related deferred rent liability and amortizes them on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense and a reduction to rent expense, respectively. Lease agreements sometimes contain rent escalation clauses or rent holidays, which are recognized on a straight-line basis over the life of the lease in accordance with ASC 840, Leases (ASC 840). Lease terms generally range from one to ten years. An analysis is performed on all equipment leases to determine whether they should be classified as a capital or an operating lease according to ASC 840.

Computer Software Costs

Certain costs related to the development or purchases of internal-use software are capitalized. Internal computer software costs that are incurred in the preliminary project stage are expensed as incurred. Direct consulting costs as well as payroll and related costs, which are incurred during the development stage of a project are capitalized and amortized using the straight-line method over estimated useful lives of three years when placed into production.

Goodwill

Goodwill of $3.7 million represents the excess of the purchase price over the estimated fair value of the acquired net assets of HFF LP on June 16, 2003. The Company does not amortize goodwill, but evaluates goodwill on at least an annual basis for potential impairment.

Prepaid Compensation Under Employment Agreements

The Company entered into employment agreements with certain employees whereby sign-up bonuses and incentive compensation payments were made during 2008 and 2007. In most cases, the sign-up bonuses and the incentive compensation are to be repaid to the Company upon voluntary termination by the employee or termination by cause (as defined) by the Company prior to the termination of the employment agreement. The total cost of the employment agreements is being amortized by the straight-line method over the term of the agreements and is included in cost of services on the accompanying consolidated statements of income. As of December 31, 2009 and 2008, there was a total of approximately $0.1 million and $0.2 million of unamortized costs related to HFF LP agreements, respectively.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Servicing rights were recorded at their estimated fair value of $5.4 million on June 16, 2003 in connection with the acquisition of HFF LP, and were being amortized in proportion to and over the period of estimated net servicing income. During the period ended December 31, 2007, the Company recorded an impairment charge of $1.1 million related to these mortgage servicing rights. In recording the impairment charge, the Company wrote off the gross mortgage servicing rights balance of $5.4 million and accumulated amortization of $4.3 million, as the Company determined the value of these mortgage servicing rights to be $0. The impairment charge resulted from several factors, including that many of the underlying loans experienced higher prepayment activity given that these loans had higher than current interest rates. Additionally, servicing rights are capitalized for servicing assumed on loans originated and sold to the Federal Home Loan Mortgage Corporation (Freddie Mac) with servicing retained based on an allocation of the carrying amount of the loan and the servicing right in proportion to the relative fair values at the date of sale. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing, prepayment rates and discount rates are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions.

Effective January 1, 2007, the Company adopted the provisions of ASC 860, Transfers and Servicing (ASC 860). ASC 860 requires an entity to recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract, regardless of whether explicit consideration is exchanged. The statement also permits a company to choose to either subsequently measure servicing rights at fair value and to report changes in fair value in earnings, or to retain the amortization method whereby servicing rights are recorded at the lower of cost or fair value and are amortized over their expected life. The Company retained the amortization method upon adoption of ASC 860, but began recognizing the fair value of servicing contracts involving no consideration assumed after January 1, 2007, which resulted in the Company recording $0.8 million and $1.8 million of intangible assets and a corresponding amount to income upon initial recognition of the servicing rights for the year ended December 31, 2009 and 2008, respectively. These amounts are recorded in “Interest and other income, net” in the consolidated statements of income.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Stock Based Compensation

Effective January 1, 2006, the Company adopted ASC 718, Compensation — Stock Compensation (ASC 718), using the modified prospective method. Under this method, the Company recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the adoption for which requisite service has not been provided as of January 1, 2006. The Company did not grant any share-based awards prior to January 31, 2007. ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. For restricted stock awards, the fair value of the awards is calculated as the difference between the market value of the Company’s Class A common stock on the date of grant and the purchase price paid by the employee. The Company’s awards are generally subject to graded vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary.

Income Taxes

In July 2006, to improve comparability in the reporting of income tax assets and liabilities in the absence of guidance in existing income tax accounting standards, the FASB issued an update to ASC 740, Income Taxes (ASC 740). Generally, this update clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with existing income tax accounting standards, and prescribes certain thresholds and attributes for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The provisions of ASC 740 were applied on January 1, 2007, and did not have a material impact on our consolidated financial position or results of operations. Disclosures required by ASC 740 are provided in Note 13.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Segment Reporting

The Company operates in one reportable segment, the commercial real estate financial intermediary segment and offers debt placement, investment sales, loan sales, structured finance, equity placement and investment banking services through its 17 offices. The results of each office have been aggregated for segment reporting purposes as they have similar economic characteristics and provide similar services to a similar class of customer.

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

Recent Accounting Pronouncements

In June 2009, the FASB amended ASC 810, Amendments to FASB Interpretation No. 46(R) (FAS 167), which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. FAS 167 was effective for fiscal periods ending after November 15, 2009. The adoption of the guidance had no impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (as codified in ASC topic 860, Transfers and Servicing (ASC 860)). This update to ASC 860 removes the concept of a qualifying special-purpose entity and removes the exception from applying ASC 810

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

to qualifying special-purpose entities. FSP FAS 166 is effective for fiscal periods ending after November 15, 2009. The adoption of the amended guidance had no impact on the Company.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168), which establishes the Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the guidance had no impact on the Company’s consolidated financial position and results of operations.

In May 2009, the FASB issued ASC 855, Subsequent Events, which requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; whether it is the date the financial statements were issued or were available to be issued. The statement is effective for financial statements issued for interim and annual periods ending after June 15, 2009. The adoption of the guidance had no impact on the Company’s consolidated financial position and results of operations.

On April 9, 2009, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures, to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. ASC 820 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. The amended guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of the amended guidance had no impact on the Company’s consolidated financial position and results of operations.

On April 9, 2009, the FASB issued an update to ASC 825, Financial Instruments, which extends the disclosure requirements of the fair value of financial instruments to interim financial statements. The amended guidance was effective for interim reporting periods ending after June 15, 2009. The adoption of the amended guidance had no impact on the Company’s consolidated financial position and results of operations.

In April 2008, the FASB issued an update to ASC 350, Intangibles — Goodwill and Other, which amended the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This amended guidance was effective for fiscal years beginning after December 14, 2008, and interim periods within those fiscal years. The Company adopted the provision of this standard on January 1, 2009, which did not have a material impact on the Company.

In December 2007, the FASB issued an update to ASC 810, Consolidation, which changes the accounting and reporting for minority interests, which will be characterized as “noncontrolling interests” and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The Company adopted the provisions of this standard on January 1, 2009, which resulted in a significant change to total equity, as the noncontrolling interest had been previously classified outside of equity.

3.	Stock Compensation

Effective January 1, 2006, the Company adopted ASC 718 using the modified prospective method. Under this method, the Company recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the adoption for which requisite service has not been provided as of January 1, 2006. The Company did not grant any share-based awards prior to January 31, 2007. ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. For stock options, the Company uses the simplified method to determine the expected term of the option as the Company does not have enough history as a public company to estimate an expected term. Expected volatility used to value stock options is based on the Company’s historical volatility. For restricted stock awards, the fair value of the awards is calculated as the difference between the market value of the Company’s Class A common stock on the date of grant and the purchase price paid by the employee.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company’s awards are generally subject to graded vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary. A summary of the cost of the awards granted during the years ended December 31, 2009 and 2008 is provided below.

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

The stock compensation cost that has been charged against income for the years ended December 31, 2009, 2008 and 2007, was $1.1 million, $0.9 million and $0.8 million, respectively, which is recorded in “Personnel” expenses in the consolidated statements of income. At December 31, 2009, there was approximately $0.8 million of unrecognized compensation cost related to share based awards.

The fair value of stock options is estimated on the grant date using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for the year ended December 31, 2009:

Dividend yield	0.0%
Expected volatility	62.0%
Risk-free interest rate	3.5%
Expected life (in years)	6.3

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Balance at January 1, 2007	—	$—	—	$—
Granted	23,177	17.73	13.0 years	228
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Balance at December 31, 2007	23,177	$17.73	12.1 years	$228
Granted	4,867	6.93	13.0 years	20
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Balance at December 31, 2008	28,044	$15.85	11.3 years	$248
Granted	20,728	4.35	13.0 years	60
Exercised	—	—	—	—
Forfeited or expired	(4,167)	18.00	—	(42)

Balance at December 31, 2009	44,605	$10.31	11.4 years	$266

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of option activity and related information during 2007, 2008 and 2009 was as follows:

		Weighted
		Average
		Exercise
	Options	Price

Nonvested at January 1, 2007	—	$—
Granted	23,177	17.73
Vested	—	—
Forfeited or expired	—	—

Nonvested at December 31, 2007	23,177	$17.73
Granted	4,867	6.93
Vested	(7,725)	17.73
Forfeited or expired	—	—

Nonvested at December 31, 2008	20,319	$15.14
Granted	20,728	4.35
Vested	(9,347)	15.85
Forfeited or expired	(1,389)	18.00

Nonvested at December 31, 2009	30,311	$7.41

The weighted average grant date fair value of options granted during the years ended December 31, 2009 and 2008 was $30,000 and $20,000, respectively. No options were exercised during either of the years ended December 31, 2009 and 2008. Upon option exercise, we intend to issue new shares of Class A common stock.

A summary of restricted stock units (“RSU”) activity and related information during the period was as follows:

		RSU’s with
	RSU’s with no	graded
	vesting period	vesting period	Total

Balance at January 1, 2007	—	—	—
Granted	11,110	137,502	148,612
Converted to common stock	—	—	—
Forfeited or expired	—	—	—

Balance at December 31, 2007	11,110	137,502	148,612
Granted	38,100	—	38,100
Converted to common stock	(1,480)	—	(1,480)
Forfeited or expired	—	—	—

Balance at December 31, 2008	47,730	137,502	185,232
Granted	161,282	—	161,282
Converted to common stock	(127,604)	(44,793)	(172,397)
Forfeited or expired	—	(2,083)	(2,083)

Balance at December 31, 2009	81,408	90,626	172,034

The fair value of vested RSU’s was $0.5 million and $0.1 million at December 31, 2009 and December 31, 2008, respectively. Upon RSU exercise, we intend to issue new shares of Class A common stock.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The weighted average remaining contractual term of the nonvested restricted stock units is 1.6 years as of December 31, 2009.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31
	2009	2008

Furniture and equipment	$3,618	$3,419
Computer equipment	1,031	1,022
Capitalized software costs	504	516
Leasehold improvements	5,953	6,030

Subtotal	11,106	10,987
Less accumulated depreciation and amortization	(6,935)	(5,693)

	$4,171	$5,294

At December 31, 2009 and 2008, the Company has recorded capital leased office equipment within furniture and equipment of $0.5 million and $0.3 million, respectively, including accumulated amortization of $0.3 million and $0.2 million, respectively, which is included within depreciation and amortization expense on the accompanying consolidated statements of income. See Note 7 for discussion of the related capital lease obligations.

5.	Intangible Assets

The Company’s intangible assets are summarized as follows (in thousands):

	December 31, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Amortizable intangible assets:
Mortgage servicing rights	$13,476	$(4,296)	$9,180	$9,716	$(2,405)	$7,311
Deferred financing costs	523	(510)	13	523	(353)	170
Non-compete agreement	100	(66)	34	100	(32)	68
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$14,199	$(4,872)	$9,327	$10,439	$(2,790)	$7,649

As of December 31, 2009, 2008 and 2007, the Company serviced $25.3 billion, $24.5 billion and $23.2 billion, respectively, of commercial loans. The Company earned $11.0 million, $12.7 million and $13.2 million in servicing fees and interest on float and escrow balances for the years ended December 31, 2009, 2008 and 2007, respectively. These revenues are recorded as capital markets services revenues in the consolidated statements of income.

The total commercial loan servicing portfolio includes loans for which there is no corresponding mortgage servicing right recorded on the balance sheet, as these servicing rights were assumed prior to January 1, 2007 and involved no initial consideration paid by the Company. The Company has recorded mortgage servicing rights of $9.2 million and $7.3 million on $12.9 billion and $11.1 billion, respectively, of the total loans serviced as of December 31, 2009 and 2008.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (CMBS), Freddie Mac and limited-service life company loans.

Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of December 31, 2009 and 2008 are as follows:

	As of December 31,
	2009	2008

Expected life of cash flows	3 years to 10 years	3 years to 10 years
Discount rate(1)	15% to 20%	15% to 20%
Prepayment rate	0% to 8%	0% to 7%
Inflation rate	2%	2%
Cost of service per loan	$1,600 to $4,188	$1,600 to $4,220

(1)	Reflects the time value of money and the risk of future cash flows related to the possible cancellation of servicing contracts, transferability restrictions on certain servicing contracts, concentration in the life company portfolio and large loan risk.

The above assumptions are subject to change based on management’s judgments and estimates of future changes in the risks related to future cash flows and interest rates. Changes in these factors would cause a corresponding increase or decrease in the prepayment rates and discount rates used in our valuation model.

Changes in the carrying value of mortgage servicing rights for the years ended December 31, 2009 and 2008, and the fair value at the end of each year were as follows:

						FV at
Category	12/31/08	Capitalized	Amortized	Sold	12/31/09	12/31/09

Freddie Mac	$3,266	$3,395	$(828)	$—	$5,833	$6,519
CMBS	2,861	450	(440)	(442)	2,429	2,834
Life company	991	328	(540)	—	779	938
Life company — limited	193	53	(107)	—	139	166

Total	$7,311	$4,226	$(1,915)	$(442)	$9,180	$10,457

						FV at
Category	12/31/07	Capitalized	Amortized	Sold	12/31/08	12/31/08

Freddie Mac	$2,183	$1,879	$(796)	$—	$3,266	$3,805
CMBS	2,414	846	(399)	—	2,861	3,175
Life company	634	776	(419)	—	991	1,218
Life company — limited	112	152	(71)	—	193	247

Total	$5,343	$3,653	$(1,685)	$—	$7,311	$8,445

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $3.4 million and $1.9 million on $1.1 billion and $642 million of loans, respectively, during the years ended December 31, 2009 and 2008, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration of $0.8 million and $1.8 million on $1.2 billion and $2.9 billion of loans, respectively, during the years ended December 31, 2009 and 2008. These amounts are recorded in Interest and other income, net in the consolidated statements of income. During 2009, the Company sold mortgage servicing rights with a net book value of $0.4 million and recognized a gain on sale of $1.6 million, which is recorded in Interest and other income, net in the consolidated financial statements. During 2009, the Company recorded a mortgage servicing liability of $0.1 million, included in other long-term liabilities on the accompanying consolidated balance sheet, on $146.4 million of loans.

Amortization expense related to intangible assets was $2.1 million, $1.9 million, and $1.6 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is reported in Depreciation and Amortization in the consolidated statements of income. During the period ended December 31, 2007, the Company recorded an impairment charge of $1.1 million related to mortgage servicing rights acquired in June 2003. This impairment charge was recorded in Interest and other income, net in the consolidated statements of income. In recording the impairment charge, the Company wrote off the gross mortgage servicing right balance of $5.4 million and accumulated amortization of $4.3 million, as it determined the fair value of these mortgage servicing rights to be approximately $0. The impairment charge resulted from several factors, including that many of the underlying loans experienced higher prepayment activity given that these loans had higher than current interest rates. Additionally, management updated its assumptions in estimating the fair value of the recorded servicing rights as of December 31, 2007 based on the current market conditions at that time, which caused the estimate of fair value for these mortgage servicing rights to decrease.

See Note 2 for further discussion regarding treatment of servicing rights prior to January 1, 2007.

Estimated amortization expense for the next five years is as follows (in thousands):

2010	$2,076
2011	1,608
2012	1,329
2013	1,180
2014	1,067

The weighted-average remaining life of the mortgage servicing rights intangible asset was 6.7 and 6.8 years at December 31, 2009 and 2008, respectively. The remaining lives of the deferred financing costs and non-compete intangible assets were 0.1 and 1.0 years, respectively, at December 31, 2009 and 1.1 and 2.0 years, respectively at December 31, 2008.

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

As of December 31, 2009 and 2008, the Company did not have any assets or liabilities recognized at fair value on a recurring basis.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

In accordance with generally accepted accounting principles, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and mortgage notes receivable. The mortgage servicing rights were not measured at fair value during 2009 as the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at December 31, 2009. See Note 5 for further discussion on the assumptions used in valuing the mortgage servicing rights and impact on earnings during the period. The fair value of the mortgage notes receivable was based on prices observable in the market for similar loans and equaled carrying value at December 31, 2009 and 2008. Therefore, no lower of cost or fair value adjustment was required.

7.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following at December 31, 2009 and 2008 (in thousands):

	December 31
	2009	2008

Bank term note payable	$—	$—
Capital lease obligations	275	151

Total long-term debt and capital leases	275	151
Less current maturities	152	91

Long-term debt and capital leases	$123	$60

(a)	The Credit Agreement

On February 5, 2007, the Company entered into an Amended and Restated Credit Agreement with Bank of America (“Amended Credit Agreement”). The Amended Credit Agreement was comprised of a $40.0 million revolving credit facility, which replaced a previous credit agreement with the same bank. The Amended Credit Agreement matured on February 5, 2010 and may have been extended for one year based on certain conditions as defined in the agreement. The Company chose not to extend the Amended Credit Agreement. Interest on outstanding balances was payable at the applicable LIBOR rate (for interest periods of one, two, three, six or twelve months) plus 200 basis points, 175 basis points or 150 basis points (such margin as determined from time to time in accordance with the Amended Credit Agreement, based on the Company’s then applicable consolidated leverage ratio) or the Federal Funds Rate (0.05% at December 31, 2009) plus 0.5% or the Prime Rate (3.25% at December 31, 2009) plus 1.5%. The Amended Credit Agreement also required payment of a commitment fee of 0.2% or 0.3% on the unused amount of credit based on the total amount outstanding. During the three months ended June 30, 2009, the Company corrected an error related to previously unrecorded commitment fees on its unused line of credit and recorded approximately $260,000 of interest expense that represented the cumulative amount of commitment fees on its unused line for the period from February 5, 2007 to March 31, 2009. This correction was not considered material to restate prior period financial statements. The Company did not borrow on this revolving credit facility during the period February 5, 2007 through December 31, 2009. As of December 31, 2009, based on Availability, as defined under the Amended Credit Agreement as three times the difference of Consolidated EBITDA, as defined therein, and Consolidated Fixed Charges, as defined therein, the Company had zero of the $40.0 million in undrawn line of credit available under this facility. In addition, the financial covenants under the Amended Credit Agreement required the Company to maintain a maximum leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, each as defined therein, and a minimum fixed charge coverage ratio of Consolidated EBITDA to Consolidated Fixed Charges, each as defined therein. On October 30, 2007, the Company entered into an amendment to the Amended Credit Agreement to clarify that the $40.0 million line of credit under the Amended Credit Agreement was available to the Company for purposes of originating Freddie Mac loans (see discussion under Note 8 below). Additionally, on June 27, 2008, the Company entered into an amendment to the

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Amended Credit Agreement to modify the calculation of the Consolidated Fixed Charge Coverage Ratio, as defined therein, as it related to the Quarterly Tax Distributions, as defined therein, and to modify certain annual and quarterly reporting obligations of HFF LP under the Amended Credit Agreement.

(b)	Letters of Credit and Capital Lease Obligation

At December 31, 2009 and December 31, 2008, the Company had outstanding letters of credit of approximately $0.1 million and $0.2 million, respectively with the same bank as the revolving credit arrangements as security for two leases. The Company segregated cash in a separate bank account to collateralize the letters of credit. The letters of credit expire in 2010 but can be automatically extended for one year.

Capital lease obligations consist primarily of office equipment leases that expire at various dates through September 2013 and bear interest at rates ranging from 2.51% to 9.50%. A summary of future minimum lease payments under capital leases at December 31, 2009 is as follows (in thousands):

2010	$152
2011	92
2012	27
2013	4

$275

8.	Warehouse Line of Credit

In 2005, HFF LP obtained an uncommitted, unlimited warehouse revolving line of credit with Red Mortgage Capital (“Red Capital”) for the sole purpose of funding the Freddie Mac mortgage loans that it originates. In October 2007, this warehouse line was limited to $150.0 million. In November 2007, the Company entered into an uncommitted $50.0 million line of credit note with The Huntington National Bank (“Huntington”) to serve as a supplement to the Red Capital warehouse line of credit. In December 2009 the Company entered into an amended and restated line of credit with Huntington. Under the terms of the new arrangement with Huntington, availability was increased from $50 million up to $100 million through March 1, 2010, at which time total availability decreased to $75 million. During December 2009, the Company also entered into an agreement with PNC Bank, N.A., which provided for continued warehouse funding under similar arrangements as it had with Red Capital, with an increased availability from $150 million to $175 million.

The Company also was permitted to use borrowings under the Amended Credit Agreement, which expired by its terms on the maturity date of February 5, 2010 and the Company chose not to exercise its extension option, to originate and subsequently sell mortgages in connection with the Company’s participation in Freddie Mac’s Multifamily Program Plus® Seller/Servicer program.

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. As of December 31, 2009 and December 31, 2008, HFF LP had $38.8 million and $16.3 million, respectively, outstanding on the warehouse lines of credit and a corresponding amount of mortgage notes receivable. The Company did not borrow under the Amended Credit Agreement in connection with funding the Freddie Mac mortgage loans that it originates or otherwise during the years ended December 31, 2009 and 2008. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (0.23% and 1.08% at December 31, 2009 and December 31, 2008, respectively) plus a spread. HFF LP is also paid interest on its loans secured by multifamily loans at the rate in the Freddie Mac note.

9.	Lease Commitments

The Company leases various corporate offices, parking spaces, and office equipment under noncancelable operating leases. These leases have initial terms of 1.0 to 10.6 years. Several of the leases have termination clauses

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $6.0 million, $5.6 million, and $6.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (in thousands):

2010	$4,846
2011	4,306
2012	4,225
2013	3,134
2014	1,515
Thereafter	2,389

$20,415

From time to time the Company subleases certain office space to subtenants, some of which may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2013. See Note 4 and Note 7 for further description of the assets and related obligations recorded under these capital leases at December 31, 2009 and 2008, respectively.

HFF Holdings is not an obligor under, nor does it guarantee, any of the Company’s leases.

10.	Retirement Plan

The Company maintains a retirement savings plan for all eligible employees, in which employees may make deferred salary contributions up to the maximum amount allowable by the IRS. After-tax contributions may also be made up to 50% of compensation. The Company makes matching contributions equal to 50% of the first 6% of both deferred and after-tax salary contributions, up to a maximum of $5,000, through April 1, 2009, at which time the matching contributions were suspended by the Company. During 2008 and 2009 any employee that was involuntarily terminated was vested at 100% in the Company’s matching contributions made through the termination date due to the 401(k) partial plan guidelines. The Company’s contributions charged to expense for the plan were $0.3 million, $1.3 million, and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

11.	Servicing

The Company services commercial real estate loans for investors. The servicing portfolio totaled $25.3 billion, $24.5 billion, and $23.2 billion at December 31, 2009, 2008 and 2007, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At December 31, 2009, 2008 and 2007, the funds held in escrow totaled $94.7 million, $96.9 million and $99.8 million, respectively. These funds, and the offsetting liabilities, are not presented in the Company’s financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of income.

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

13.	Income Taxes

Income tax expense includes current and deferred taxes as follows (in thousands):

	Current	Deferred	Total

Year Ended December 31, 2009:
Federal	$123	$(47)	$76
State	415	1,717	2,132

	$538	$1,670	$2,208

	Current	Deferred	Total

Year Ended December 31, 2008:
Federal	$(2,086)	$6,696	$4,610
State	(438)	871	433

	$(2,524)	$7,567	$5,043

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the year ended December 31, 2009 and 2008 (dollars in thousands):

	Dec. 31, 2009	Dec. 31, 2008

Pre-tax book income	$3,987	$10,056
Less: pre-tax income allocated to noncontrolling interest holder	(2,559)	(4,729)

Pre-tax book income after noncontrolling interest	$1,428	$5,327

	December 31,
	2009		2008
Income Tax expense		Rate		Rate

Taxes computed at federal rate	$500	35.0%	$1,811	34.0%
State and local taxes, net of federal tax benefit	124	8.7%	223	4.2%
Effect of deferred tax rate change	1,625	113.8%	4,879	91.6%
Effect of change in valuation allowance	(50)	(3.5)%	(678)	(12.7)%
Change in income tax benefit payable to stockholder	(307)	(21.5)%	(1,492)	(28.0)%
Restricted stock units shortfall	139	9.7%	—	0.0%
Meals and entertainment	77	5.4%	201	3.8%
Other	77	5.4%	53	1.0%
Adjustment to prior year’s taxes	23	1.6%	46	0.8%

	$2,208	154.6%	$5,043	94.7%

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Total income tax expense recorded for the year ended December 31, 2009 and 2008, included income tax expense of $28,000 and a benefit of $55,000 of state and local taxes on income allocated to the noncontrolling interest holder, which represents 2.0% and 1.0% of the total effective rate, respectively.

Deferred income tax assets and liabilities consist of the following at December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008

Deferred income tax assets:
Section 754 election tax basis step-up	$128,726	$136,478
Tenant improvements	668	557
Net operating loss carryforward	11,133	3,897
Restricted stock units	445	408
Compensation	380	267
Tax credits	123	—
Other	139	7

	141,614	141,614
Less: valuation allowance	(15,165)	(15,730)

Deferred income tax asset	126,449	125,884
Deferred income tax liabilities:
Goodwill	(316)	(126)
Servicing rights	(1,577)	(1,220)
Deferred rent	(477)	(370)

Deferred income tax liability	(2,370)	(1,716)

Net deferred income tax asset	$124,079	$124,168

The primary deferred tax asset represents a tax basis step-up election under Section 754 of the Internal Revenue Code made by HFF, Inc. relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for the Company’s Class A shares since the date of the Reorganization Transactions. As a result of the step-up in basis from these transactions, the Company is entitled to annual future tax benefits in the form of amortization for income tax purposes. The annual tax benefit is currently approximately $17 million and will increase as future exchanges of Operating Partnership units occur (see Note 15). To the extent that the Company does not have sufficient taxable income in a year to fully utilize this annual deduction, the unused benefit is recharacterized as a net operating loss and can then be carried back three years or carried forward for twenty years. The Company measured the deferred tax asset based on the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships utilizing the enacted tax rates at the date of the transaction. In accordance with ASC 740, the tax effects of transactions with shareholders that result in changes in the tax basis of a company’s assets and liabilities are recognized in equity. The Company recorded a valuation allowance on a portion of the recognized deferred tax assets recorded in connection with the Reorganization Transactions and the subsequent exercise of exchange rights due to the uncertainty in the timing and level of tax benefits that would be realized when payments are made to HFF Holdings under the Tax Receivable Agreement (see further discussion below). Changes in the measurement of the deferred tax assets or the valuation allowance due to changes in the enacted tax rates upon the finalization of the income tax returns for the year of the exchange transaction will be recorded in equity. All subsequent changes in the measurement of the deferred tax assets due to changes in the enacted tax rates or changes in the valuation allowance are recorded as a component of income tax expense.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets resulting from the basis step up transactions (initial sale of units in the Operating Partnerships and subsequent exchanges of Operating Partnership units since the date of the Reorganization Transactions). Deferred tax assets representing the tax benefits to be realized when future payments are made to HFF Holdings under the Tax Receivable Agreement of $15.0 million and certain state net operating loss carryforwards of $0.2 million which expire in 2013 and 2015 are currently not more likely than not to be realized and, therefore, have a valuation allowance of $15.2 million recorded against them. The combined federal and state tax effected net operating loss carryforwards of $11.1 million at December 31, 2009 represent the cumulative excess of the section 754 annual tax deductions over taxable income for 2009 and prior years. The federal net operating loss carryforwards expire from 2028 to 2029 while the state net operating loss carryforwards expire from 2013 through 2029.

The Company will recognize interest and penalties related to unrecognized tax benefits in “Interest and other income, net.” There were no interest or penalties recorded in the twelve months ended December 31, 2009 or December 31, 2008.

Tax Receivable Agreement

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 of the Internal Revenue Code for 2007, and intend to keep that election in effect for each taxable year in which an exchange of partnership units for shares occurs. The initial sale as a result of the offering increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of future tax payments to the extent that the Company has future taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $128.7 million and has recorded this amount as a deferred tax asset on its Consolidated Balance Sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2009 and 2008. The Company is obligated, however, pursuant to its Tax Receivable Agreement with HFF Holdings, to pay to HFF Holdings, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company believes it is more likely than not that it will realize a portion of the benefit represented by the deferred tax asset, and, therefore, the Company recorded 85% of this estimated amount of the increase in deferred tax assets, as a liability to HFF Holdings under the tax receivable agreement and the remaining 15% of the increase in deferred tax assets directly in additional paid-in capital in stockholders’ equity. Deferred tax assets representing the tax benefits to be realized when future payments are made to HFF Holdings under the Tax Receivable Agreement are currently not likely to be realized and, therefore, have a valuation allowance of $15.0 million recorded against them.

While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the payments that will be made to HFF Holdings will be $105.5 million and has recorded this obligation to HFF Holdings as a liability on the consolidated balance sheets. In conjunction with the filing of the Company’s 2008 federal and state tax returns, the benefit for 2008 relating to the Section 754 basis step-up was finalized resulting in $2.7 million in tax benefits realized by the Company for 2008. As discussed above, the Company is obligated to remit to HFF Holdings 85% of any such cash savings in federal and state tax. As such, during August 2009, the Company paid $2.3 million to HFF Holdings under this tax receivable agreement. In addition, during the year ended December 31, 2009, the tax rates used to measure the deferred tax assets were updated which resulted in a reduction of deferred tax assets of $2.0 million, which resulted in a reduction in the payable under the tax receivable agreement of $1.7 million. In conjunction with the filing of the Company’s 2007 federal and state tax returns, the benefit for 2007 relating to the Section 754 basis step-up was finalized resulting in $6.2 million in tax benefits realized by the Company for 2007. As discussed above, the Company is obligated to remit to HFF Holdings 85% of any such cash savings in federal and state tax. As such, during August 2008, the Company paid $5.3 million to HFF Holdings under this tax receivable agreement. In addition, during the year ended December 31, 2008, the tax rates used to measure the deferred tax assets were updated which resulted in a reduction of deferred tax assets of $4.6 million, which resulted in a reduction in the payable under the tax receivable agreement of $3.9 million. To the extent the Company does not realize all of the tax benefits in future years, this liability to HFF Holdings may be reduced.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

HFF, Inc.

Consolidated Operating Results

	Period	Period	Period	Three	Three	Three	Three
	1/1/07	1/31/07	2/22/07	Months	Months	Months	Months	Year
	through	through	through	Ended	Ended	Ended	Ended	Ended
	1/30/07	2/21/07	3/31/07	3/31/07	6/30/07	9/30/07	12/31/07	12/31/07
	(Dollars in thousands, except per share data)

Revenue	$17,467	$12,308	$25,770	$55,545	$79,786	$68,029	$52,306	$255,666
Operating expenses:
Cost of services	10,817	8,160	14,560	33,537	44,151	39,166	31,172	148,026
Operating, administrative and other	4,427	2,663	6,184	13,274	15,378	14,270	12,877	55,799
Depreciation and amortization	358	273	389	1,020	878	993	970	3,861

Total Expenses	15,602	11,096	21,133	47,831	60,407	54,429	45,019	207,686
Operating income	1,865	1,212	4,637	7,714	19,379	13,600	7,287	47,980
Interest and other income, net	401	169	352	922	994	2,170	2,383	6,469
Interest expense	(373)	(14)	(7)	(394)	(6)	(4)	(3)	(407)

Income before income taxes and minority interest	1,893	1,367	4,982	8,242	20,367	15,766	9,667	54,042
Provision for income taxes	—	151	945	1,096	3,796	2,947	2,035	9,874

Net income	1,893	1,216	4,037	7,146	16,571	12,819	7,632	44,168
Net income attributable to noncontrolling interest	—	1,029	2,879	3,908	11,513	8,808	5,519	29,748

Less net income earned prior to IPO and reorganization	(1,893)	—	—	(1,893)	—	—	—	(1,893)

Net income attributable to controlling interest	$—	$187	$1,158	$1,345	$5,058	$4,011	$2,113	$12,527

Net income per share — basic				$0.13	$0.31	$0.24	$0.13	$0.84
Net income per share — diluted				$0.13	$0.31	$0.24	$0.13	$0.84

15.	Noncontrolling Interest

Noncontrolling interest recorded in the consolidated financial statements of HFF, Inc. relates to the ownership interest of HFF Holdings in the Operating Partnerships. As a result of the Reorganization Transactions discussed in Note 1, partners’ capital was eliminated from equity and a noncontrolling interest of $6.4 million was recorded representing HFF Holdings remaining interest in the Operating Partnerships following the initial public offering and the underwriters’ exercise of the overallotment option on February 21, 2007, along with HFF Holdings’ proportional share of net income earned by the Operating Partnerships subsequent to the change in ownership. As discussed in Note 1, HFF, Inc. is a holding company and, as such, does not generate income other than through its proportional share of net income earned by the Operating Partnerships. However, HFF, Inc. does incur certain costs which are not allocated or shared with the Operating Partnerships or their direct or indirect partners (including HFF Holdings) and, therefore, the net income as shown on the consolidated statements of income is not proportionately shared between the noncontrolling interest holder and the controlling interest holder.

Effective January 1, 2009, HFF, Inc. adopted the provisions of ASC 810. This standard requires retrospective application of its presentation and disclosure requirements. As a result, previously presented minority interest in the

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

consolidated balance sheets has been reclassified to equity as noncontrolling interest. Net income in the consolidated statements of income has been adjusted to include the net income attributable to the noncontrolling interest. A reconciliation of the beginning and end of period equity attributable to the noncontrolling interest is presented in the consolidated statements of stockholders’ equity/partners’ capital (deficiency).

The table below sets forth the noncontrolling interest amount recorded during the years ending December 31, 2009 and 2008, which includes the exchange of 644,402 partnership units for 644,402 shares of Class A common stock during the three months ended December 31. 2009 (dollars in thousands).

	Three	Three	Three	Three
	Months	Months	Months	Months		Year
	Ended	Ended	Ended	Ended		Ended
	3/31/09	6/30/09	9/30/09	12/31/09		12/31/09

Net (loss) income from operating partnerships	$(5,176)	$526	$2,402	$6,931		$4,683
Noncontrolling interest ownership percentage	55.31%	55.31%	55.31%	(A	)

Noncontrolling interest	$(2,863)	$291	$1,328	$3,775		$2,531

	Three	Three	Three	Three
	Months	Months	Months	Months	Year
	Ended	Ended	Ended	Ended	Ended
	3/31/08	6/30/08	9/30/08	12/31/08	12/31/08

Net (loss) income from operating partnerships	$(177)	$5,265	$2,413	$1,148	$8,649
Noncontrolling interest ownership percentage	55.31%	55.31%	55.31%	55.31%

Noncontrolling interest	$(98)	$2,912	$1,335	$635	$4,784

(A)	During the three months ending December 31, 2009, the ownership of the Operating Partnerships changed due to the exercise of the exchange rights of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 55.31% during October and November 2009 and 53.93% during December 2009.

As a result of the Reorganization Transactions, HFF Holdings beneficially owned 20,355,000 partnership units in each of the Operating Partnerships. Pursuant to the terms of HFF, Inc.’s amended and restated certificate of incorporation, HFF Holdings can from time to time exchange its partnership units in the Operating Partnerships for shares of the Company’s Class A common stock on the basis of two partnership units, one for each Operating Partnership, for one share of Class A common stock, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The following table reflects the exchangeability of HFF Holdings’ rights to exchange its partnership units in the Operating Partnerships for shares of the Company’s Class A common stock, pursuant to contractual provisions in the HFF Holdings operating agreement. However, these contractual provisions may be waived, amended or terminated by a vote of the members holding 65% of the interests of HFF Holdings following consultation with the Company’s Board of Directors. Notwithstanding the foregoing, HFF, Inc.’s amended and restated certificate of incorporation provides that no holder of Operating Partnership units is

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

entitled to exchange its Operating Partnership units for shares of Class A common stock if such exchange would be prohibited under applicable federal or state securities laws or regulations.

	Number of	Percentage of		Number of
	HFF Holdings’	HFF		Additional
	Partnership Units	Holdings’		Shares
	in the Operating	Partnership	Number of	of Class A
	Partnerships	Units in the	Shares of	Common
	Available for	Operating	Class A Common	Stock Expected
	Exchange as a	Partnerships	Stock Exchanged	to
	result of the	Becoming	During the Year	Become
	Reorganization	Eligible	Ending	Available
Exchangeability Date:	Transactions	for Exchange	December 31, 2009	for Exchange

January 31, 2009	5,088,750	25%	644,402	4,444,348
January 31, 2010	5,088,750	25%	—	5,088,750
January 31, 2011	5,088,750	25%	—	5,088,750
January 31, 2012	5,088,750	25%	—	5,088,750

Total	20,355,000	100%	644,402	19,710,598

At December 31, 2009, 644,402 partnership units in each of the Operating Partnerships beneficially owned by HFF Holdings immediately following the Reorganization Transactions had been exchanged for shares of HFF, Inc.’s Class A common stock pursuant to the Exchange Right. After giving effect to these changes, HFF Holdings owned 53.56% of the Operating Partnerships at December 31, 2009.

If all of the remaining partnership units held by HFF Holdings were exchanged for shares of Class A common stock of HFF, Inc. on December 31, 2009, 19,710,598 shares of Class A common stock with a fair value of $123.2 million would be issued and 36,893,830 shares of Class A common stock would be issued and outstanding.

On September 30, 2009, a Registration Statement on Form S-3 relating to the offering and sale from time to time by the members of HFF Holdings of such 20,355,000 shares of Class A common stock became effective. As of March 12, 2010, after giving effect of exchanges on January 29, 2010 of 136,736 shares and on February 26, 2010 of 1,225,506 shares, a total of 2,006,644 of the partnership units in each of the Operating Partnerships beneficially owned by HFF Holdings immediately following the Reorganization Transactions had been exchanged for shares of HFF, Inc.’s Class A common stock pursuant to the Exchange Right. Therefore, as of March 12, 2010, HFF Holdings owned approximately 49.86% of the partnership units in the Operating Partnerships.

HFF Holdings was issued one share of the Company’s Class B common stock. Class B common stock has no economic rights but entitles the holder to a number of votes that is equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships are exchangeable.

16.	Stockholders Equity

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share, and one share of Class B common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. HFF Holdings has been issued one share of Class B common stock. Class B common stock has no economic rights but entitles the holder to a number of votes equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships, as of the relevant record date for the HFF, Inc. stockholder action, are exchangeable. Holders of Class A and Class B common stock will vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval. The Company has issued 17,263,281 and 16,446,480 shares of Class A common stock and 1 share of Class B common stock as of December 31, 2009 and December 31, 2008, respectively.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

17.	Earnings Per Share

The Company’s net income and weighted average shares outstanding for the years ended December 31, 2009 and 2008, consists of the following (dollars in thousands):

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2009	2008

Net income	$1,779	$5,013
Net (loss) income attributable to controlling interest	$(752)	$229
Weighted Average Shares Outstanding:
Basic	16,637,216	16,472,141
Diluted	16,637,967	16,472,141

The calculations of basic and diluted net income per share amounts for the years ended December 31, 2009 and 2008 are described and presented below.

Basic Net Income per Share

Numerator — net (loss) income attributable to the controlling interest for the three and twelve months ended December 31, 2009 and 2008, respectively.

Denominator — the weighted average shares of Class A common stock for the three and twelve months ended December 31, 2009 and 2008, including 81,408 and 47,730 restricted stock units that have vested and whose issuance is no longer contingent as of December 31, 2009 and 2008, respectively.

Diluted Net Income per Share

Numerator — net income attributable to controlling interest for the three and twelve month periods ended December 31, 2009 and 2008 as in the basic net income per share calculation described above plus income allocated to noncontrolling interest holder upon assumed exercise of exchange rights.

Denominator — the weighted average shares of Class A common stock for the three and twelve months ended December 31, 2009 and 2008, including 81,408 and 47,730 restricted stock units that have vested and whose issuance is no longer contingent as of December 31 2009 and 2008, respectively, plus the dilutive effect of the unrestricted stock units, stock options, and the issuance of Class A common stock upon the exercise of the Exchange Right by HFF Holdings.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Three Months	Year	Three Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2009	2008	2008

Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common stockholders	$1,530	$(752)	$(201)	$229
Denominator:
Weighted average number of shares of Class A common stock outstanding	16,783,133	16,637,216	16,494,210	16,472,141
Basic net income per share of Class A common stock	$0.09	$(0.05)	$(0.01)	$0.01
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common stockholders	$1,530	$(752)	$(201)	$229
Add — dilutive effect of:
Income allocated to noncontrolling interest holder upon assumed exercise of exchange right	—	—	—	—
Denominator:
Basic weighted average number of shares of Class A common stock	16,783,133	16,637,216	16,494,210	16,472,141
Add — dilutive effect of:
Unvested restricted stock units	12,460	—	—	—
Stock options	2,665	751	—	—
Noncontrolling interest holder exchange right	—	—	—	—
Weighted average common shares outstanding — diluted	16,798,258	16,637,967	16,494,210	16,472,141
Diluted earnings per share of Class A common stock	$0.09	$(0.05)	$(0.01)	$0.01

18.	Concentrations

A significant portion of the Company’s capital markets services revenues is derived from transactions involving commercial real estate located in specific geographic areas. During 2009, approximately 20.4% 8.1%, 5.6% and 12.7% of the Company’s capital markets services revenues were derived from transactions involving commercial real estate located in Texas, Florida, Massachusetts and the region consisting of the District of Columbia, Maryland and Virginia, respectively. During 2008, approximately 24.7% and 9.9% of our capital markets services revenues was derived from transactions involving commercial real estate located in Texas and the region consisting of the District of Columbia, Maryland and Virginia, respectively. As a result, a significant portion of the Company’s business is dependent on the economic conditions in general and the markets for commercial real estate in these areas.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

19.	Related Party Transactions

The Company made payments on behalf of two affiliates, HFF Holdings and Holdings Sub (the “Holdings Affiliates”), of $454 and $37,782 during the year ended December 31, 2009. The Company made payments on behalf of the Holdings Affiliates of approximately $0.1 million, during the year ended December 31, 2008 and the Company received $1.4 million from one of its affiliates as payment of the outstanding receivable. The Company had a net payable to the Holdings Affiliates of approximately $54,000 and $92,000 as of December 31, 2009 and 2008, respectively.

As a result of the Company’s initial public offering, the Company entered into a tax receivable agreement with HFF Holdings that provides for the payment by the Company to HFF Holdings of 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increase in tax basis of the assets owned by HFF LP and HFF Securities and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. The Company will retain the remaining 15% of cash savings, if any, in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities allocable to the Company as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the offering and will continue until all such tax benefits have been utilized or have expired. See Note 13 for further information regarding the tax receivable agreement and Note 20 for the amount recorded in relation to this agreement.

20.	Commitments and Contingencies

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. During the year ended December 31, 2009, the Company paid HFF Holdings $2.3 million, which represents 85% of the actual cash savings realized by the Company in 2008. The Company has recorded $105.5 million and $108.3 million for this obligation to HFF Holdings as a liability on the consolidated balance sheet as of December 31, 2009 and 2008, respectively.

21.	Selected Quarterly Financial Data (unaudited)

	Quarter Ended
2009	March 31	June 30	September 30	December 31

Net revenue	$13,228	$16,433	$20,612	$27,203
Operating (loss) income	(6,123)	(1,813)	840	3,182
Interest and other income, net	413	1,989	920	3,109
Decrease in payable under the tax receivable agreement	—	—	1,694	195
Net (loss) income	(4,906)	91	1,289	5,305
Net (loss) income attributable to controlling interest	(2,043)	(200)	(39)	1,530
Per share data(1)
Basic earnings per share	$(0.12)	$(0.01)	$(0.00)	$0.09
Diluted earnings per share	$(0.12)	$(0.01)	$(0.00)	$0.09

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Quarter Ended
2008	March 31	June 30	September 30	December 31

Net revenue	$32,180	$43,589	$31,034	$24,884
Operating (loss) income	(1,538)	3,426	(98)	(504)
Interest and other income, net	1,006	920	1,849	1,153
Decrease in payable under the tax receivable agreement(2)	3,580	—	282	—
Net (loss) income	(1,061)	3,980	1,660	434
Net (loss) income attributable to controlling interest	(963)	1,068	325	(201)
Per share data(1)
Basic earnings per share	$(0.06)	$0.06	$0.02	$(0.01)
Diluted earnings per share	$(0.06)	$0.06	$0.02	$(0.01)

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

(2)	During the three months ending March 31, 2008, $3.6 million was classified with Income tax expense. This amount was reclassed in the third quarter 2008 Form 10-Q for the nine months ending September 30, 2008 to the Decrease in payable under the tax receivable agreement line. There was no impact to net income or earnings per share in either period.

22.	Subsequent Events

HFF Holdings exchanged 136,736 partnership units for 136,736 shares of the Company’s Class A common stock on January 29, 2010 and 1,225,506 partnership units for 1,225,506 shares of the Company’s Class A common stock on February 26, 2010. After giving effect to such exchanges, HFF Holdings’ ownership percentage in the Operating Partnerships was approximately 49.86%.

On March 4, 2010, the Company granted 6,494 stock options with a contractual term of 13 years and a fair value of $30,000 on the grant date.

The Company has evaluated subsequent events through March 12, 2010, the date which these financial statements were issued.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2009, our current disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s report on internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2010 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2009.

The Company has adopted a code of conduct that applies to its Chief Executive Officer and Chief Financial Officer. This code of conduct as well as periodic and current reports filed with the SEC are available through the Company’s web site at www.hfflp.com. If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s Chief Executive Officer or Chief Financial Officer, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item is incorporated herein by reference from the Proxy Statement.

The following table provides information as of December 31, 2009 with respect to shares of the Company’s Class A common stock that may be issued under its 2006 Omnibus Incentive Compensation Plan:

Equity Compensation Plan Information
Number of Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(excluding Securities
	Options, Warrants	Options, Warrants	Reflected in Column
	and Rights	and Rights	(a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	218,724	$11.12	3,107,401
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	218,724	$11.12	3,107,401

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)(2) The financial statements and financial statement schedules filed as part of this Annual Report are set forth under Item 8. Reference is made to the index on page 83. All schedules are omitted because they are not applicable, not required or the information appears in the Company’s consolidated financial statements or notes thereto.

(3) Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2010.

HFF, INC.

By: /s/ John H. Pelusi, Jr.
John H. Pelusi, Jr.
Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John H. Pelusi, Jr. John H. Pelusi, Jr.	Chief Executive Officer, Director and Executive Managing Director (Principal Executive Officer)	March 12, 2010

/s/ Gregory R. Conley Gregory R. Conley	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2010

/s/ John P. Fowler John P. Fowler	Director	March 12, 2010

/s/ Mark D. Gibson Mark D. Gibson	Director	March 12, 2010

/s/ John Z. Kukral John Z. Kukral	Director	March 12, 2010

/s/ Deborah H. McAneny Deborah H. McAneny	Director	March 12, 2010

/s/ Susan P. McGalla Susan P. McGalla	Director	March 12, 2010

/s/ George L. Miles, Jr. George L. Miles, Jr.	Director	March 12, 2010

/s/ Lenore M. Sullivan Lenore M. Sullivan	Director	March 12, 2010

/s/ Joe B. Thornton, Jr. Joe B. Thornton, Jr.	Director	March 12, 2010

/s/ Steven E. Wheeler Steven E. Wheeler	Director	March 12, 2010

Exhibit Index

2.1	Sale and Merger Agreement, dated January 30, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-l (File No. 333-138579) (“Form S-l”) filed with the SEC on December 22, 2006)
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form S-l filed with the SEC on December 22, 2006)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on December 22, 2006)
10.1	Holliday Fenoglio Fowler, L.P. Partnership Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)
10.2	HFF Securities L.P. Partnership Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)
10.3	Tax Receivable Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.3 to the Form S-1 filed with the SEC on December 22, 2006)
10.4	Registration Rights Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.4 to the Form S-1 filed with the SEC on December 22, 2006)
10.5	HFF, Inc. 2006 Omnibus Incentive Compensation Plan, dated January 30, 2007 (incorporated by reference to Exhibit 10.9 to the Form S-l filed with the SEC on January 8, 2007)
10.6	Holliday Fenoglio Fowler, L.P. Profit Participation Bonus Plan (incorporated by reference to Exhibit 10.10 to the Form S-1 filed with the SEC on January 8, 2007)
10.7	HFF Securities, L.P. Profit Participation Bonus Plan (incorporated by reference to Exhibit 10.11 to the Form S-l filed with the SEC on January 8, 2007)
10.8	Employment Agreement between the Registrant and John H. Pelusi, Jr., dated January 30, 2007 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)
10.9	Employment Agreement between the Registrant and Gregory R. Conley, dated January 30, 2007 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)
10.10	Employment Agreement between the Registrant and Nancy Goodson, dated January 30, 2007 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)
10.11	Form of Contribution Agreement with John H. Pelusi, Jr., John P. Fowler, Mark D. Gibson, John Z. Kukral, Deborah H. McAneny, Susan P. McGalla, George L. Miles, Jr., Lenore M. Sullivan, Joe B. Thornton, Jr. and Steven E. Wheeler (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33280) filed with the SEC on March 17, 2008)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002