Form 10-Q
period 2010-06-30
HFF, Inc.
filed 2010-08-05
CIK 1380509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding as of July 30, 2010 was 34,808,574 shares.

HFF, INC. AND SUBSIDIARIES

June 30, 2010

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
SPECIAL NOTE REGARDING THE REGISTRANT
     In connection with our initial public offering of our Class A common stock in February 2007, we effected a reorganization of our business, which had previously been conducted through HFF Holdings LLC (“HFF Holdings”) and certain of its wholly-owned subsidiaries, including Holliday Fenoglio Fowler, L.P. and HFF Securities L.P. (together, the “Operating Partnerships”) and Holliday GP Corp. (“Holliday GP”). In the reorganization, HFF, Inc., a newly-formed Delaware corporation, purchased from HFF Holdings all of the shares of Holliday GP, which is the sole general partner of each of the Operating Partnerships, and approximately 45% of the partnership units in each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP) in exchange for the net proceeds from the initial public offering and one share of Class B common stock of HFF, Inc. Following the reorganization and as of June 30, 2010, HFF Holdings had exchanged an additional 49% of the partnership units in each of the Operating Partnerships for shares of Class A common stock of the Company pursuant to the Exchange Right (as defined in this Quarterly Report on Form 10-Q). Following this reorganization and the closing of the initial public offering on February 5, 2007, and as of the filing date of this Quarterly Report on Form 10-Q, HFF, Inc. is a holding company holding partnership units in the Operating Partnerships and all of the outstanding shares of Holliday GP. HFF Holdings and HFF, Inc., through their wholly-owned subsidiaries, are the only limited partners of the Operating Partnerships. We refer to these transactions collectively in this Quarterly Report on Form 10-Q as the “Reorganization Transactions.” Unless we state otherwise, the information in this Quarterly Report on Form 10-Q gives effect to these Reorganization Transactions.
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

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
HFF, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$52,988	$40,931
Restricted cash (Note 7)	103	143
Accounts receivable	2,445	569
Mortgage notes receivable (Note 8)	36,260	38,800
Prepaid taxes	219	250
Prepaid expenses and other current assets	1,147	1,250
Deferred tax asset, net	940	515

Total current assets, net	94,102	82,458
Property and equipment, net (Note 4)	3,813	4,171
Deferred tax asset	169,969	123,564
Goodwill	3,712	3,712
Intangible assets, net (Note 5)	9,292	9,327
Other noncurrent assets	421	412

Total Assets	$281,309	$223,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$176	$152
Warehouse line of credit (Note 8)	36,260	38,800
Accrued compensation and related taxes	11,041	5,112
Accounts payable	839	866
Payable to affiliate (Note 16)	27	54
Other current liabilities	1,491	2,719

Total current liabilities	49,834	47,703
Deferred rent credit	2,990	3,238
Payable under the tax receivable agreement (Note 12)	148,192	105,521
Other long-term liabilities	38	54
Long-term debt, less current portion (Note 7)	142	123

Total liabilities	201,196	156,639
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 authorized; 34,891,888 and 17,263,281 shares issued, respectively; 34,792,162 and 17,183,232 shares outstanding, respectively	348	172
Class B common stock, par value $0.01 per share, 1 share authorized, and 1 share outstanding	—	—
Treasury stock, 99,726 and 80,049 shares at cost, respectively	(296)	(173)
Additional paid-in-capital	62,029	28,498
Retained earnings	14,626	12,004

Total parent stockholders’ equity	76,707	40,501
Noncontrolling interest (Note 13)	3,406	26,504

Total equity	80,113	67,005

Total liabilities and stockholders’ equity	$281,309	$223,644

See accompanying notes to the consolidated financial statements.

HFF, Inc.
Consolidated Statements of Income
(Dollars in Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Capital markets services revenue	$33,679	$15,028	$52,438	$26,898
Interest on mortgage notes receivable	278	1,049	701	1,599
Other	176	356	407	1,164

	34,133	16,433	53,546	29,661
Expenses
Cost of services	18,908	10,195	30,958	20,884
Personnel	3,377	1,383	5,630	3,410
Occupancy	1,689	1,924	3,429	3,765
Travel and entertainment	922	472	1,825	1,487
Supplies, research, and printing	789	498	1,192	1,243
Insurance	435	485	947	987
Professional fees	928	976	1,645	1,730
Depreciation and amortization	911	889	1,834	1,745
Interest on warehouse line of credit	175	708	396	921
Other operating	844	716	1,546	1,425

	28,978	18,246	49,402	37,597

Operating income / (loss)	5,155	(1,813)	4,144	(7,936)

Interest and other income, net	3,957	1,989	5,696	2,402
Interest expense	(13)	(316)	(39)	(322)
Increase in payable under the tax receivable agreement	—	—	(8)	—

Income / (loss) before income taxes	9,099	(140)	9,793	(5,856)
Income tax expense / (benefit)	1,872	(231)	2,018	(1,041)

Net income / (loss)	7,227	91	7,775	(4,815)
Net income / (loss) attributable to noncontrolling interest	4,528	291	5,153	(2,572)

Net income / (loss) attributable to controlling interest	$2,699	$(200)	$2,622	$(2,243)

Earnings per share — Basic and Diluted
Net income / (loss) attributable to controlling interest — Basic	$0.14	$(0.01)	$0.14	$(0.14)
Net income / (loss) attributable to controlling interest — Diluted	$0.14	$(0.01)	$0.14	$(0.14)
See accompanying notes to the consolidated financial statements.

HFF, Inc.
Consolidated Statements of Stockholders’ Equity
(Dollars in Thousands, except share data)

	Controlling Interest
	Common Stock		Treasury Stock		Additional
					Paid in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity

Stockholders’ equity, December 31, 2009	17,183,232	$172	80,049	$(173)	$28,498	$12,004	$26,504	$67,005
Stock compensation and other, net	—	—	—	—	419	—	—	419
Issuance of Class A common stock	17,628,607	176	—	—	27,014	—	(27,190)	—
Repurchase of Class A common stock	(19,677)	—	19,677	(123)	—	—	—	(123)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	6,098		—	6,098
Distributions	—	—	—	—	—	—	(1,061)	(1,061)
Net income	—	—	—	—	—	2,622	5,153	7,775

Stockholders’ equity, June 30, 2010	34,792,162	$348	99,726	$(296)	$62,029	$14,626	$3,406	$80,113

	Controlling Interest
	Common Stock		Treasury Stock		Additional
					Paid in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity

Stockholders’ equity, December 31, 2008	16,446,480	$164	—	$—	$26,206	$12,756	$26,500	$65,626
Stock compensation and other, net	—	—	—	—	580	—	—	580
Issuance of Class A common stock	168,833	2	—	—	—	—	—	2
Repurchase of Class A common stock	(79,263)	(1)	79,263	(173)	—	—	—	(174)
Distributions	—	—	—	—	—	—	(37)	(37)
Net (loss)	—	—	—	—	—	(2,243)	(2,572)	(4,815)

Stockholders’ equity, June 30, 2009	16,536,050	$165	79,263	$(173)	$26,786	$10,513	$23,891	$61,182

See accompanying notes to the consolidated financial statements.

HFF, Inc.
Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Six Months Ended June 30
	2010	2009
Operating activities
Net income / (loss)	$7,775	$(4,815)
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
Stock based compensation	419	580
Deferred taxes	1,937	(1,197)
Increase in payable under the tax receivable agreement	8	—
Depreciation and amortization:
Property and equipment	663	746
Intangibles	1,171	999
Gain on sale or disposition of assets, net	(3,328)	(1,927)
Mortgage service rights assumed	(524)	(242)
Proceeds from sale of mortgage servicing rights	2,698	1,560
Increase (decrease) in cash from changes in:
Restricted cash	40	23
Accounts receivable	(1,876)	722
Receivable from /payable to affiliates	(27)	(36)
Deferred taxes, net	—	(1)
Mortgage notes receivable	2,540	(46,325)
Net borrowings on warehouse line of credit	(2,540)	46,325
Prepaid taxes, prepaid expenses and other current assets	134	2,022
Other noncurrent assets	(9)	7
Accrued compensation and related taxes	5,929	(2,590)
Accounts payable	(27)	(86)
Other accrued liabilities	(1,229)	(48)
Other long-term liabilities	(255)	(229)

Net cash provided by / (used in) operating activities	13,499	(4,512)
Investing activities
Purchases of property and equipment	(163)	(20)

Net cash used in investing activities	(163)	(20)
Financing activities
Payments on long-term debt	(95)	(87)
Issuance of common stock, net	—	1
Treasury stock	(123)	(173)
Distributions to noncontrolling interest	(1,061)	(37)

Net cash used in financing activities	(1,279)	(296)

Net increase / (decrease) in cash	12,057	(4,828)
Cash and cash equivalents, beginning of period	40,931	37,028

Cash and cash equivalents, end of period	$52,988	$32,200

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
In addition to cash received for its sale of all of the shares of Holliday GP and approximately 45% of partnership units of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP), HFF Holdings also received an exchange right that permits HFF Holdings to exchange interests in the Operating Partnerships for shares of (i) HFF, Inc.’s Class A common stock (the “Exchange Right”) and (ii) rights under a tax receivable agreement between the Company and HFF Holdings. See Notes 13 and 12 for further discussion of the Exchange Right held by the noncontrolling interest holder and tax receivable agreement, respectively.
As a result of the reorganization, the Company became a holding company through a series of transactions pursuant to a sale and purchase agreement. Pursuant to the Offering and reorganization, HFF, Inc.’s sole assets are through its wholly-owned subsidiary HFF Partnership Holdings, LLC, a Delaware limited liability company (“HoldCo LLC”), partnership interests of HFF LP and HFF Securities and all of the shares of Holliday GP. The transactions that occurred in connection with the initial public offering and reorganization are referred to as the “Reorganization Transactions.”
Basis of Presentation
The accompanying consolidated financial statements of HFF, Inc. as of June 30, 2010 and December 31, 2009 and for the three and six month periods ended June 30, 2010 and June 30, 2009, include the accounts of HFF LP, HFF Securities, and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP and HoldCo LLC. All significant intercompany accounts and transactions have been eliminated.
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
2. Summary of Significant Accounting Policies
These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009. Accordingly, significant accounting policies and disclosures normally provided have been omitted as such items are disclosed therein. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results expected for the year ending December 31, 2010.
Transfers of Financial Assets
The Company is qualified with the Federal Home Loan Mortgage Corporation (Freddie Mac) as a Freddie Mac Multifamily Program Plus® Seller/Servicer. Under this Program, the Company originates mortgages based on commitments from Freddie Mac, and then sells the loans to Freddie Mac typically within one month following the loan originations. The Company sells the entire loan to Freddie Mac without recourse to Freddie Mac and the transferred asset qualifies as a participating interest as defined in the accounting standards. The transfers of these financial assets qualify as sales under the accounting standards for transfers and servicing of financial assets as the Company, as the transferor, is transferring the entire financial asset represented by the loan, the transferred assets are legally isolated from the Company upon the sale to Freddie Mac, Freddie Mac has the right to pledge or exchange the loans, there is no constraint on Freddie Mac that provides any benefit to the Company nor does the Company maintain control over the transferred financial assets through its market-based servicing contracts, which is the Company’s only form of continuing involvement in the transferred loans. See Notes 5 and 6 for further discussion on the valuation of the mortgage servicing rights and impact on earnings during the period.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) amended ASC 810, Amendments to FASB Interpretation No. 46(R) (ASC 810), which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. ASC 810 was effective for fiscal periods ending after December 15, 2009 and adopted by the Company on January 1, 2010. The adoption of the guidance had no impact on the Company’s consolidated financial position and results of operations.
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

3. Stock Compensation
During the three month period ending June 30, 2010, no vested restricted stock units were converted to Class A common stock and 23,943 new restricted stock units were granted. During the three month period ending June 30, 2010, 5,825 stock options were granted and 5,338 stock options were forfeited.
The stock compensation cost that has been charged against income for the three and six months ended June 30, 2010 was $0.3 million and $0.4 million, respectively, which is recorded in “Personnel” expenses in the consolidated statements of income. The stock compensation cost that has been charged against income for the three and six month periods ended June 30, 2009 was $0.2 million and $0.6 million, respectively. At June 30, 2010, there was approximately $0.6 million of unrecognized compensation cost related to share based awards.
During the three months ended June 30, 2010, 7,679 options vested and no options were exercised.
The fair value of vested restricted stock units was $0.7 million at June 30, 2010.
The weighted average remaining contractual term of the nonvested restricted stock units was 1.6 years as of June 30, 2010.
4. Property and Equipment
Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Furniture and equipment	$3,774	$3,618
Computer equipment	1,094	1,031
Capitalized software costs	490	504
Leasehold improvements	5,915	5,953

Subtotal	11,273	11,106
Less accumulated depreciation and amortization	(7,460)	(6,935)

	$3,813	$4,171

At June 30, 2010 and December 31, 2009 the Company has recorded, within furniture and equipment, office equipment under capital leases of $0.6 million and $0.5 million, respectively, including accumulated amortization of $0.3 million for both periods presented, which is included within depreciation and amortization expense on the accompanying consolidated statements of income. See Note 7 for discussion of the related capital lease obligations.
5. Intangible Assets
The Company’s intangible assets are summarized as follows (in thousands):

	June 30, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Amortizable intangible assets:
Mortgage servicing rights	$14,566	$(5,391)	$9,175	$13,476	$(4,296)	$9,180
Deferred financing costs	—	—	—	523	(510)	13
Non-compete agreement	100	(83)	17	100	(66)	34
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$14,766	$(5,474)	$9,292	$14,199	$(4,872)	$9,327

As of June 30, 2010 and December 31, 2009, the Company serviced $24.9 billion and $25.3 billion, respectively, of commercial loans. The Company earned $2.9 million and $5.7 million in servicing fees and interest on float and escrow balances for the three and six month periods ending June 30, 2010, respectively. The Company earned $2.7 million and $5.3 million in servicing fees and interest on float and escrow balances for the three and six month periods ending June 30, 2009, respectively. These revenues are recorded as capital markets services revenues in the consolidated statements of income.
The total commercial loan servicing portfolio includes loans for which there are no corresponding mortgage servicing rights recorded on the balance sheet, as these servicing rights were assumed prior to January 1, 2007 and involved no initial consideration paid by the Company. The Company has recorded mortgage servicing rights of $9.2 million and $9.2 million on $13.7 billion and $12.9 billion, respectively, of the total loans serviced as of June 30, 2010 and December 31, 2009.
The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (CMBS), Freddie Mac and limited-service life company loans.
Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of June 30, 2010 and 2009 are as follows:

	As of June 30,
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
Changes in the carrying value of mortgage servicing rights for the six month periods ended June 30, 2010 and 2009, and the fair value at the end of each period were as follows (in thousands):

Category	12/31/09	Capitalized	Amortized	Sold / Transferred	6/30/10	FV at 6/30/10
Freddie Mac	$5,833	$883	$(542)	$(1,247)	$4,927	$5,824
CMBS	2,429	31	(237)	994	3,217	3,621
Life company	779	493	(327)	—	945	1,120
Life company — limited	139	—	(53)	—	86	156

Total	$9,180	$1,407	$(1,159)	$(253)	$9,175	$10,721

Category	12/31/08	Capitalized	Amortized	Sold / Transferred	6/30/09	FV at 6/30/09
Freddie Mac	$3,266	$827	$(374)	$—	$3,719	$4,154
CMBS	2,861	239	(230)	(442)	2,428	2,802
Life company	991	30	(258)	—	763	898
Life company — limited	193	42	(53)	—	182	219

Total	$7,311	$1,138	$(915)	$(442)	$7,092	$8,073

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $0.5 million and $0.9 million on $135.8 million and $265.7 million of loans, respectively, during the three and six month periods ending June 30, 2010 and $0.6 million and $0.8 million on $168.2 million and $266.9 million of loans, respectively, during the three and six month periods ending June 30, 2009. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration of $0.3 million and $0.5 million on $504.3 million and $868.9 million of loans, respectively, during the three and six month periods ending June 30, 2010 and $0.2 million and $0.3 million on $175.0 million and $386.1 million of loans, respectively, during the three and six month periods ending June 30, 2009. During the six months ending June 30, 2010, the Company sold the cashiering portion of certain Freddie Mac mortgage servicing rights. While the Company transferred the risks and rewards of ownership of the cashiering portion of the mortgage servicing rights, the Company continues to perform limited servicing activities on these loans for a reduced market-based fee. Therefore, the remaining servicing rights were transferred to the CMBS servicing tranche. The net result of these transactions was the Company recording a gain in the three and six months ending June 30, 2010 of $2.0 million and $2.4 million, respectively, within Interest and Other income, net in the consolidated statements of income. In June 2009, the Company sold mortgage servicing rights with a net book value of $0.4 million and recognized a gain on sale of $1.1 million which was recorded in Interest and other income, net in the consolidated financial statements. The Company recorded a mortgage servicing liability of $0.1 million, included in other long-term liabilities on the accompanying consolidated balance sheet, on $146.4 million of loans, during the three month period ending March 31, 2009. These amounts are recorded in Interest and Other Income, net in the consolidated statements of income.
Amortization expense related to intangible assets was $0.6 million and $1.2 million during the three and six month periods ended June 30, 2010, respectively, and $0.5 million and $1.0 million during the three and six month periods ended June 30, 2009, respectively, and is recorded in Depreciation and Amortization in the consolidated statements of income.
Estimated amortization expense for the next five years is as follows (in thousands):

Remainder of 2010	$1,108
2011	1,867
2012	1,565
2013	1,291
2014	1,131
2015	910
The weighted-average life of the mortgage servicing rights intangible asset was 6.4 years at June 30, 2010. The remaining life of the non-compete agreement intangible asset was 0.5 years at June 30, 2010.
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
As of June 30, 2010, the Company did not have any assets or liabilities recognized at fair value on a recurring basis.
In accordance with generally accepted accounting principles, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and mortgage notes receivable. The mortgage servicing rights were not measured at fair value during the second quarter of 2010 as the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at June 30, 2010. See Note 5 for further discussion on the assumptions used in valuing the mortgage servicing rights and impact on earnings during the period. The fair value of the mortgage notes receivable was based on prices observable in the market for similar loans and equaled carrying value at June 30, 2010. Therefore, no lower of cost or fair value adjustment was required.

7. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following at June 30, 2010 and December 31, 2009 (in thousands):

	June 30,	December 31,
	2010	2009
Bank term note payable	$—	$—
Capital lease obligations	318	275

Total long-term debt and capital leases	318	275
Less current maturities	176	152

Long-term debt and capital leases	$142	$123

(a)	The Credit Agreement
On February 5, 2007, HFF LP entered into an Amended and Restated Credit Agreement with Bank of America (“Amended Credit Agreement”). The Amended Credit Agreement was comprised of a $40.0 million revolving credit facility, which replaced the old Credit Agreement that was paid off in connection with the initial public offering. The Amended Credit Agreement matured on February 5, 2010 and may have been extended for one year based on certain conditions as defined in the agreement. HFF LP chose not to extend the Amended Credit Agreement. The Amended Credit Agreement required payment of a commitment fee of 0.2% or 0.3% on the unused amount of credit based on the total amount outstanding. During the three months ended June 30, 2009, the Company corrected an error related to previously unrecorded commitment fees on its unused line of credit and recorded approximately $260,000 of interest expense that represented the cumulative amount of commitment fees for the period from February 5, 2007 to March 31, 2009. This correction was not considered material to restate prior period financial statements. HFF LP did not borrow on this revolving credit facility during the period February 5, 2007 through February 5, 2010.
(b) Letters of Credit and Capital Lease Obligations
At each June 30, 2010 and December 31, 2009, the Company had outstanding letters of credit of approximately $0.1 million, respectively, as security for two leases. The Company segregated cash in a separate bank account to collateralize the letters of credit. The letters of credit expire through 2011 but can be extended for one year.
Capital lease obligations consist primarily of office equipment leases that expire at various dates through September 2013. A summary of future minimum lease payments under capital leases at June 30, 2010 is as follows (in thousands):

Remainder of 2010	$94
2011	135
2012	75
2013	14

$318

8. Warehouse Line of Credit
In 2005, HFF LP obtained an uncommitted, unlimited warehouse revolving line of credit for the purpose of funding the Freddie Mac mortgage loans that it originates through Red Mortgage Capital, Inc. (“Red Capital”). In October 2007, this warehouse line was limited to $150.0 million by Red Capital. In November 2007, the Company entered into an uncommitted $50.0 million line of credit note with The Huntington Bank (“Huntington”) to serve as a supplement to the existing warehouse line of credit with Red Capital. In December 2009 HFF LP entered into an amended and restated line of credit with Huntington. Under the terms of the new arrangement with Huntington, availability was increased from $50 million up to $100 million through March 1, 2010, at which time total availability decreased to $75 million. During December 2009, the financing arrangement with Red Capital ended and HFF LP also entered into an agreement with PNC Bank, N.A. (“PNC”), which provided for continued warehouse funding under similar uncommitted arrangements as HFF LP had with Red Capital, with an increased availability from $150 million to $175 million.
Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. As of June 30, 2010 and December 31, 2009, HFF LP had $36.3 million and $38.8 million, respectively, outstanding on the warehouse lines of credit and a corresponding amount of mortgage notes receivable. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (0.35% and 0.23% at June 30, 2010 and December

31, 2009, respectively) plus a spread. HFF LP is also paid interest on its loan secured by a multifamily loan at the rate in the Freddie Mac note.
9. Lease Commitments
The Company leases various corporate offices, parking spaces, and office equipment under noncancelable operating leases. These leases have initial terms of one to ten years. The majority of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $1.4 million and $2.8 million, respectively, during the three and six month periods ended June 30, 2010 and $1.5 million and $3.0 million, respectively, during the three and six month periods ended June 30, 2009.
Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (in thousands):

Remainder of 2010	$2,401
2011	4,168
2012	4,024
2013	3,147
2014	1,573
2015	1,085
Thereafter	1,465

$17,863

From time to time the Company subleases certain office space to subtenants which may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.
The Company also leases certain office equipment under capital leases that expire at various dates through 2013. See Note 4 and Note 7 above for further description of the assets and related obligations recorded under these capital leases at June 30, 2010 and December 31, 2009, respectively.
HFF Holdings is not an obligor, nor does it guarantee any, of the Company’s leases.
10. Servicing
The Company services commercial real estate loans for investors. The unpaid principal balance of the servicing portfolio totaled $24.9 billion and $25.3 billion at June 30, 2010 and December 31, 2009, respectively.
In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At June 30, 2010 and December 31, 2009, the funds held in escrow totaled $80.3 million and $94.7 million, respectively. These funds, and the offsetting liabilities, are not presented in the Company’s consolidated financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of income.
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
12. Income Taxes
Income tax expense includes current and deferred taxes as follows (in thousands):

	Current	Deferred	Total
Six Months Ended June 30, 2010:
Federal	$—	$1,777	$1,777
State	81	160	241

	$81	$1,937	$2,018

	Current	Deferred	Total
Six Months Ended June 30, 2009:
Federal	$123	$(1,108)	$(985)
State	33	(89)	(56)

	$156	$(1,197)	$(1,041)

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the six months ended June 30, 2010 and 2009 (dollars in thousands):

	June 30, 2010	June 30, 2009
Pre-tax book income / (loss)	$9,793	$(5,856)
Less: pre-tax income / (loss) allocated to noncontrolling interest holder	5,182	(2,553)

Pre-tax book income / (loss) after noncontrolling interest	$4,611	$(3,303)

	June 30,
	2010		2009
Income tax expense / (benefit)		Rate		Rate
Taxes computed at federal rate	$1,614	35.0%	$(1,123)	34.0%
State and local taxes, net of federal tax benefit	245	5.3%	(114)	3.5%
Change in income tax benefit payable to stockholder	(6)	(0.1)%	—	0.0%
Stock compensation	121	2.6%	157	(4.8)%
Meals and entertainment	31	0.7%	35	(1.1)%
Other	13	0.3%	4	(0.1)%

Income tax expense / (benefit)	$2,018	43.8%	$(1,041)	31.5%

Total income tax expense / (benefit) recorded for the six months ended June 30, 2010 and 2009, included income tax expense of $29,000 and $19,000, respectively, of state and local taxes on income allocated to the noncontrolling interest holder, which represents 0.6% and 0.6% of the total effective rate, respectively.
Deferred income tax assets and liabilities consist of the following at June 30, 2010 and December 31, 2009 (in thousands):

	June 30,	December 31,
	2010	2009
Deferred income tax assets:
Section 754 election tax basis step-up	$181,176	$128,726
Tenant improvements	1,446	668
Net operating loss carryforward	13,078	11,133
Tax credits	123	123
Restricted stock units	442	445
Compensation	703	380
Other	197	139

	197,165	141,614
Less: valuation allowance	(21,162)	(15,165)

Deferred income tax asset	176,003	126,449
Deferred income tax liabilities:
Goodwill	(830)	(316)
Servicing rights	(3,204)	(1,577)
Deferred rent	(1,060)	(477)

Deferred income tax liability	(5,094)	(2,370)

Net deferred income tax asset	$170,909	$124,079

The primary deferred tax asset represents a tax basis step-up election under Section 754 of the Internal Revenue Code made by HFF, Inc. relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for shares of the Company’s Class A common stock since the date of the Reorganization Transactions. As a result of the step-up in basis from these transactions, the Company is entitled to annual future tax benefits in the form of amortization for income tax purposes. The annual tax benefit is currently approximately $24.4 million and will increase as future exchanges of Operating Partnership units occur (see Note 13). To the extent that the Company does not have sufficient taxable income in a year to fully utilize this annual deduction, the unused benefit is recharacterized as a net operating loss and can then be carried back three years or carried forward for twenty years. The Company measured the deferred tax asset based on the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships utilizing the enacted tax rates at the date of the transaction. In accordance with ASC topic 740, Income Taxes (ASC 740), the tax effects of transactions with shareholders that result in changes in the tax basis of a company’s assets and liabilities are recognized in equity. The Company recorded a valuation allowance on a portion of the recognized deferred tax assets recorded in connection with the Reorganization Transactions and the subsequent exercise of the Exchange Right due to the uncertainty in the timing and level of tax benefits that would be realized when payments are made to HFF Holdings under the tax receivable agreement (see further discussion below). Changes in the measurement of the deferred tax assets or the valuation allowance due to changes in the enacted tax rates upon the finalization of the income tax returns for the year of the exchange transaction will be recorded in equity. All subsequent changes in the measurement of the deferred tax assets due to changes in the enacted tax rates or changes in the valuation allowance are recorded as a component of income tax expense.
The Company will recognize interest and penalties related to unrecognized tax benefits in “Interest and other income, net.” There were no interest or penalties recorded in the three and six month periods ending June 30, 2010 and 2009.
Tax Receivable Agreement
In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 of the Internal Revenue Code for 2007, and intend to keep that election in effect for each taxable year in which an exchange of partnership units for shares occurs. The initial sale as a result of the offering increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of future tax payments to the extent that the Company has future taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $181.2 million and has recorded this amount as a deferred tax asset on its consolidated balance sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2009. The Company is obligated, however, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges had the Company not entered into the tax receivable agreement.
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
The Company believes it is more likely than not that it will realize a portion of the benefit represented by the deferred tax asset, and, therefore, the Company recorded 85% of this estimated amount of the increase in deferred tax assets as a liability to HFF Holdings under the tax receivable agreement and the remaining 15% of the increase in deferred tax assets directly in additional paid-in capital in stockholders’ equity. However, due to uncertainties of timing and amounts of payments, deferred tax assets representing the tax benefits to be realized when future payments are made to HFF Holdings under the tax receivable agreement are currently not more likely than not to be realized and, therefore, have a valuation allowance of $20.9 million recorded against them.

While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the payments that will be made to HFF Holdings will be $148.2 million and has recorded this obligation to HFF Holdings as a liability on the consolidated balance sheets. In conjunction with the filing of the Company’s 2008 federal and state tax returns, the benefit for 2008 relating to the Section 754 basis step-up was finalized resulting in $2.7 million in tax benefits realized by the Company for 2008. As discussed above, the Company is obligated to remit to HFF Holdings 85% of any such cash savings in federal and state tax. As such, during August 2009, the Company paid $2.3 million to HFF Holdings under this tax receivable agreement. In addition, during the year ended December 31, 2009, the tax rates used to measure the deferred tax assets were updated which resulted in a reduction of deferred tax assets of $2.0 million, which resulted in a reduction in the payable under the tax receivable agreement of $1.7 million. To the extent the Company does not realize all of the tax benefits in future years, this liability to HFF Holdings may be reduced.
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
The table below sets forth the noncontrolling interest amount recorded for the three and six month periods ending June 30, 2010 and 2009, which includes the exchanges of 15,836,108 and 17,574,374 partnership units in each of the Operating Partnerships by members of HFF Holdings for an equal amount of shares of Class A common stock during the three and six month periods ending June 30, 2010, respectively (dollars in thousands).

	Three months ended June 30,			Six months ended June 30,
	2010		2009	2010		2009
Net income / (loss) from operating partnerships	$9,962		$527	$11,196		$(4,650)
Noncontrolling interest ownership percentage	(A	)	55.31%	(B	)	55.31%

Noncontrolling interest	$4,528		$291	$5,153		$(2,572)

(A)	During the three months ending June 30, 2010, the ownership of the Operating Partnerships changed due to the exercise of the Exchange Right by HFF Holdings at the direction of its members. HFF Holdings’ ownership percentage in the Operating Partnerships was 48.8% during April 2010, 48.1% during May 2010 and 44.3% during June 2010.

(B)	During the six months ending June 30, 2010, the ownership of the Operating Partnerships changed due to the exercise of the Exchange Right HFF Holdings at the direction of its members. HFF Holdings’ ownership percentage in the Operating Partnerships was 53.6% during January 2010, 53.2% during February 2010, 49.9% during March 2010, 48.8% during April 2010, 48.1% during May 2010 and 44.3% during June 2010.
Under the terms of the Exchange Right put in place in connection with the Reorganization Transactions, beginning in February 2009, HFF Holdings had the right to exchange 25% of its partnership units, with an additional 25% becoming available for exchange each year thereafter. However, these contractual provisions could be waived, amended or terminated by the members of HFF Holdings following consultation with our Board of Directors.

In June 2010, the members of HFF Holdings agreed to modify the Exchange Right so as to permit HFF Holdings to exchange in June 2010 all of its partnership units in the Operating Partnerships that corresponded to certain participating members’ interests in HFF Holdings for shares of Class A common stock. The participating members of HFF Holdings were then entitled to redeem all of their respective membership units in HFF Holdings for such shares of Class A common stock. This modification was conditioned upon each participating member’s agreement to extend the term of his or her existing non-competition and non-solicitation agreement to March 2015 and the imposition of resale restrictions on a portion of his or her shares of Class A common stock received pursuant to the Exchange Right exercise. The shares of Class A common stock subject to the resale restrictions equal 4,020,640 shares in the aggregate, which is equal to 25% of the original number of shares of Class A common stock that such participating members would have received following an exchange of 100% of their membership units in HFF Holdings held at the time of the initial public offering. The voluntarily-imposed restrictions will begin to be released in March 2013. In March 2013, 33% or approximately 1.34 million of the newly restricted shares of Class A common stock will be eligible to be freely sold, with a like amount of the newly-restricted shares of Class A common stock becoming eligible to be freely sold in each of March 2014 and in March 2015. The contractual provisions setting forth these new resale restrictions can be waived, amended or terminated by the members of HFF Holdings following consultation with the Company’s Board of Directors. Members choosing not to participate in the modification of the Exchange Right continued to be subject to their existing non-competition and non-solicitation agreements and the Exchange Right restrictions that were effective at the time of the initial public offering.
Twenty-nine members, including the four inside directors of the Company, representing approximately 91% of the voting equity interests in HFF Holdings, elected to become subject to the conditions described above. On June 30, 2010, HFF Holdings exchanged all of its partnership units in the Operating Partnerships that corresponded to such participating members’ interests in HFF Holdings for shares of Class A common stock. These shares were then distributed to such participating members upon the members’ redemption of their respective membership units in HFF Holdings.
Nine members, representing approximately 9% of the voting equity interests in HFF Holdings, elected not to become subject to the conditions described above. HFF Holdings’ partnership units in the Operating Partnerships that correspond to these members’ interests in HFF Holdings continue to be subject to the Exchange Right restrictions effective at the time of the Company’s initial public offering.
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

	Original Exchange Rights Following the
	Reorganization Transactions		Reflects the June 2010 Modification of the Exchange Rights
	Number of HFF
	Holdings’
	Partnership Units
	in the Operating	Percentage of HFF			Percentage of HFF
	Partnerships	Holdings’		Number of Additional	Holdings’ Remaining
	Available for	Partnership Units	Number of Shares of	Shares of Class A	Partnership Units
	Exchange as a	in the Operating	Class A Common	Common Stock	in the Operating
	result of the	Partnerships	Stock Exchanged	Expected to	Partnerships
	Reorganization	Becoming Eligible	Through June 30,	Become Available	Becoming Eligible
Exchangeability Date:	Transactions	for Exchange	2010	for Exchange	for Exchange
January 31, 2009	5,088,750	25%	5,088,750	—	0%
January 31, 2010	5,088,750	25%	5,088,750	—	0%
January 31, 2011	5,088,750	25%	4,020,638	1,068,112	50%
January 31, 2012	5,088,750	25%	4,020,638	1,068,112	50%

Total	20,355,000	100%	18,218,776	2,136,224	100%

On September 30, 2009, a Registration Statement on Form S-3 relating to the offering and sale from time to time by the members of HFF Holdings of such 20,355,000 shares of Class A common stock became effective. At June 30, 2010, 18,218,776 partnership units in each of the Operating Partnerships beneficially owned by members of HFF Holdings immediately following the Reorganization Transactions had been exchanged for an equal amount of shares of HFF, Inc.’s Class A common stock pursuant to the Exchange Right. After giving effect to these changes, HFF Holdings owned 5.8% of the Operating Partnerships at June 30, 2010.

If all of the remaining partnership units held by HFF Holdings were exchanged for shares of Class A common stock of HFF, Inc. on June 30, 2010, 2,136,224 shares of Class A common stock with a fair value of $15.1 million would be issued and 36,928,386 shares of Class A common stock would be outstanding.
As a result of the Reorganization Transactions, HFF Holdings was issued one share of the Company’s Class B common stock. Class B common stock has no economic rights but entitles the holder to a number of votes that is equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships are exchangeable.
14. Stockholders Equity
The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share, and one share of Class B common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. HFF Holdings has been issued one share of Class B common stock. Class B common stock has no economic rights but entitles the holder to a number of votes equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships, as of the relevant record date for the HFF, Inc. stockholder action, are exchangeable. Holders of Class A and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval. The Company has issued 34,891,888 and 17,263,281 shares of Class A common stock and 1 share of Class B common stock as of June 30, 2010 and December 31, 2009, respectively.
15. Earnings Per Share
The Company’s net income and weighted average shares outstanding for the three and six month periods ended June 30, 2010 and 2009 consist of the following (dollars in thousands):

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009
Net income / (loss)	$7,227	$91	$7,775	$(4,815)
Net income / (loss) attributable to controlling interest	$2,699	$(200)	$2,622	$(2,243)
Weighted Average Shares Outstanding:
Basic	19,721,386	16,576,022	18,777,848	16,582,292
Diluted	19,728,088	16,576,022	18,783,247	16,582,292
The calculations of basic and diluted net income per share amounts for the three and six month periods ended June 30, 2010 and 2009 are described and presented below.
Basic Net Income per Share
Numerator — net income / (loss) attributable to controlling interest for the three and six month periods ended June 30, 2010 and 2009, respectively.
Denominator — the weighted average shares of Class A common stock for the three and six month periods ended June 30, 2010 and 2009, including 95,215 and 39,972 restricted stock units that have vested and whose issuance is no longer contingent as of June 30, 2010 and June 30, 2009, respectively.
Diluted Net Income per Share
Numerator — net (loss) / income attributable to controlling interest for the three and six month periods ended June 30, 2010 and 2009 as in the basic net income per share calculation described above plus (loss) / income allocated to noncontrolling interest holder upon assumed exercise of the Exchange Right.
Denominator — the weighted average shares of Class A common stock for the three and six month periods ended June 30, 2010 and 2009, including 95,215 and 39,972 restricted stock units that have vested and whose issuance is no longer contingent as of June 30, 2010 and June 30, 2009, respectively, plus the dilutive effect of the unrestricted stock units, stock options, and the issuance of Class A common stock upon exercise of the Exchange Right by HFF Holdings.

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income / (loss) attributable to controlling interest	$2,699	$(200)	$2,622	$(2,243)
Denominator:
Weighted average number of shares of Class A common stock outstanding	19,721,386	16,576,022	18,777,848	16,582,292
Basic net income per share of Class A common stock	$0.14	$(0.01)	$0.14	$(0.14)
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income / (loss) attributable to controlling interest	$2,699	$(200)	$2,622	$(2,243)
Add—dilutive effect of:
Income allocated to noncontrolling interest holder upon assumed exercise of exchange right	—	—	—	—
Denominator:
Basic weighted average number of shares of Class A common stock	19,721,386	16,576,022	18,777,848	16,582,292
Add—dilutive effect of:
Unvested restricted stock units	—	—	—	—
Stock options	6,702	—	5,399	—
Noncontrolling interest holder Exchange Right	—	—	—	—
Weighted average common shares outstanding — diluted	19,728,088	16,576,022	18,783,247	16,582,292
Diluted earnings per share of Class A common stock	$0.14	$(0.01)	$0.14	$(0.14)
16. Related Party Transactions
The Company made payments on behalf of two affiliates of $448 and $25,684, respectively, during the six month period ended June 30, 2010. The Company made payments on behalf of two affiliates of $454 and $34,957, respectively, during the six month period ended June 30, 2009. The Company had a net payable to affiliates of approximately $27,000 and $54,000 at June 30, 2010 and December 31, 2009, respectively.
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
17. Commitments and Contingencies
The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 of the Internal Revenue Code and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. The Company has recorded $148.2 million for this obligation to HFF Holdings as a liability on the consolidated balance sheet as of June 30, 2010.
In recent years, the Company has entered into arrangements with newly hired producers whereby these producers would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the producers only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2012 through 2014. Currently, the Company cannot reasonably estimate the amounts that would be payable under these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of the producers achieving the performance targets and the probability of the producer’s signing the employment agreements. As of June 30, 2010, no accrual has been made for these arrangements.
18. Subsequent Events
On August 3, 2010, the Company announced that, effective September 1, 2010, it will reinstate the Company 401(k) matching contribution which it suspended on April 1, 2009. The Company will make matching contributions equal to 50% of the first 6% of both deferred and after-tax salary contributions, up to an annual maximum of $5,000 for all eligible employees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion summarizes the financial position of HFF, Inc. and its subsidiaries as of June 30, 2010, and the results of our operations for the three and six month periods ended June 30, 2010, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     Our business may be significantly affected by factors outside of our control, particularly including:
•	Economic and commercial real estate market downturns. Our business is dependent on international and domestic economic conditions and the demand for commercial real estate and related services in the markets in which we operate. A slow down, a significant downturn and/or recession in either the global economy and/or the domestic economy, including but not limited to even a regional economic downturn, could adversely affect our business. A general decline in acquisition and disposition activity can lead to a reduction in fees and commissions for arranging such transactions, as well as in fees and commissions for arranging financing for acquirers and property owners that are seeking to recapitalize their existing properties. Likewise, a general decline in commercial real estate investment activity can lead to a reduction in fees and commissions for arranging acquisitions, dispositions and financings for acquisitions as well as for recapitalizations for existing property owners. Such a general decline can also lead to a significant reduction in our loan servicing activities, due to increased delinquencies and defaults and lack of additional loans that we would have otherwise added to our loan servicing portfolio.
•	Global and domestic credit and liquidity issues. Global and domestic credit and liquidity issues have recently led to an economic downturn, including, but not limited to, a commercial real estate market downturn. This downturn has in turn led to a decrease in transaction activity and lower values, which decreased activity and values relative to historical norms in periods prior to 2008 are expected to continue for the foreseeable future. The recent situation in the global credit markets whereby many world governments (including but not limited to the U.S. where the Company transacts virtually all of its business) have had to take unprecedented and uncharted steps to either support the financial institutions in their respective countries from collapse or take direct ownership of the same is unprecedented in the Company’s history. Restrictions on the availability of capital, both debt and/or equity, have created significant reductions and could further reduce the liquidity in and flow of capital to the commercial real estate markets. These restrictions could also cause commercial real estate prices to decrease due to the reduced amount of equity capital and debt financing available. In particular, global and domestic credit and liquidity issues may reduce the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes, which could also adversely affect our capital markets services revenues including our servicing revenue.
•	Decreased investment allocation to commercial real estate class. Allocations to commercial real estate as an asset class for investment portfolio diversification may decrease for a number of reasons beyond our control, including but not limited to poor performance of the asset class relative to other asset classes or superior performance of other asset classes when compared with continued good performance of the commercial real estate asset class, or the poor performance of all assets classes. In addition, while commercial real estate is now viewed as an accepted and valid class for portfolio diversification, if this perception changes,

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
•	Fluctuations in interest rates. Significant fluctuations in interest rates, as well as steady and protracted movements of interest rates in one direction (increases or decreases), could adversely affect the operation and income of commercial real estate properties as well as the demand from investors for commercial real estate investments. Both of these events could adversely affect investor demand and the supply of capital for debt and equity investments in commercial real estate. In particular, increased interest rates may cause prices to decrease due to the increased costs of obtaining financing and could lead to decreases in purchase and sale activities, thereby reducing the amounts of investment sales and loan originations and related servicing fees. If our investment sales origination and servicing businesses are negatively impacted, it is likely that our other lines of business would also suffer due to the relationship among our various capital markets services.
     The factors discussed above have adversely affected and continue to be a risk to our business as evidenced by the effects of the significant recent disruptions in the global capital and credit markets, and in particular the domestic capital markets. In particular, the global and domestic credit and liquidity issues coupled with the global and domestic economic recession/slow down, reduced in 2008 and 2009, and may continue to reduce the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes relative to historic norms. This has had, and may continue to have, a significant adverse effect on our capital markets services revenues, especially relative to historic norms. The significant balance sheet issues of many of the CMBS lenders, banks, life insurance companies, captive finance companies and other financial institutions have adversely affected, and will likely continue to adversely affect, the flow of commercial mortgage debt to the U.S. capital markets, especially relative to historic norms and, in turn, has and can potentially adversely affect all of our capital markets services platforms and resulting revenues.
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
     Other factors that may adversely affect our business are discussed under the heading “Forward-Looking Statements” and under the caption “Risk Factors” in this Quarterly Report on Form 10- Q.

Results of Operations
     Following is a discussion of our results of operations for the three months ended June 30, 2010 and June 30, 2009. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2009.

	For the Three Months Ended
	June 30,
	2010		2009
					Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$33,679	98.7%	$15,028	91.4%	$18,651	124.1%
Interest on mortgage notes receivable	278	0.8%	1,049	6.4%	(771)	(73.5)%
Other	176	0.5%	356	2.2%	(180)	(50.6)%

Total revenues	34,133	100.0%	16,433	100.0%	17,700	107.7%
Operating expenses
Cost of services	18,908	55.4%	10,195	62.0%	8,713	85.5%
Personnel	3,377	9.9%	1,383	8.4%	1,994	144.2%
Occupancy	1,689	4.9%	1,924	11.7%	(235)	(12.2)%
Travel and entertainment	922	2.7%	472	2.9%	450	95.3%
Supplies, research and printing	789	2.3%	498	3.0%	291	58.4%
Other	3,293	9.6%	3,774	23.0%	(481)	(12.7)%

Total operating expenses	28,978	84.9%	18,246	111.0%	10,732	58.8%

Operating income / (loss)	5,155	15.1%	(1,813)	(11.0)%	6,968	384.3%
Interest and other income, net	3,957	11.6%	1,989	12.1%	1,968	98.9%
Interest expense	(13)	(0.0)%	(316)	(1.9)%	303	(95.9)%

Income / (loss) before income taxes	9,099	26.7%	(140)	(0.9)%	9,239	NM
Income tax expense / (benefit)	1,872	5.5%	(231)	(1.4)%	2,103	NM

Net income	7,227	21.2%	91	0.6%	7,136	NM
Net income attributable to noncontrolling interest	4,528	13.3%	291	1.8%	4,237	NM

Net income / (loss) attributable to controlling interest	$2,699	7.9%	$(200)	(1.2)%	$2,899	NM

“NM” — Not Meaningful
     Revenues. Our total revenues were $34.1 million for the three months ended June 30, 2010 compared to $16.4 million for the same period in 2009, an increase of $17.7 million, or 107.7%. Revenues increased primarily as a result of the 224.0% increase in production volumes and related revenues in several of our capital markets services platforms. A portion of the 224.0% increase in production volume was achieved due to one large investment sales portfolio transaction, and the related debt placement for the buyer of the portfolio, which closed during the second quarter of 2010. If these two separate transactions related to this one portfolio were excluded, our production volume would have increased by 96.5% as compared to the second quarter of 2009.
•	The revenues we generated from capital markets services for the three months ended June 30, 2010 increased $18.7 million, or 124.1%, to $33.7 million from $15.0 million for the same period in 2009. The increase is primarily attributable to an increase in both the number and the average dollar value of transactions closed during the second quarter of 2010 compared to the second quarter of 2009.

•	The revenues derived from interest on mortgage notes receivable were $0.3 million for the three months ended June 30, 2010 compared to $1.0 million for the same period in 2009, a decrease of $0.7 million. Revenues decreased primarily as a result of a decrease in originations during the second quarter of 2010 compared to the second quarter of 2009.

•	The other revenues we earned, which consist of expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $0.2 million for the three month period ended June 30, 2010 and $0.4 million for the three month period ended June 30, 2009, a decrease of $0.2 million, or 50.6%.

     Total Operating Expenses. Our total operating expenses were $29.0 million for the three months ended June 30, 2010 compared to $18.2 million for the same period in 2009, an increase of $10.7 million, or 58.8%. Expenses increased primarily due to increased cost of services due to an increase in capital markets services revenue and increased personnel costs primarily due to an increase in revenue.
•	The cost of services for the three months ended June 30, 2010 increased $8.7 million, or 85.5%, to $18.9 million from $10.2 million for the same period in 2009. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues. Cost of services as a percentage of capital markets services revenues was approximately 56.1% and 67.8% for the three month periods ended June 30, 2010 and June 30, 2009, respectively. This percentage decrease is primarily attributable to the fixed portion of cost of services, such as salaries for our analysts and fringe benefit costs, being spread over a higher revenue base.

•	Personnel expenses that are not directly attributable to providing services to our clients for the three months ended June 30, 2010 increased $2.0 million, or 144.2%, to $3.4 million from $1.4 million for the same period in 2009. The increase is primarily related to an increase in profit participation expense resulting from the higher operating income during the three months ended June 30, 2010.

The stock compensation cost, included in personnel expenses, which has been charged against income was $0.3 and $0.2 million for the three months ended June 30, 2010 and 2009, respectively. At June 30, 2010, there was approximately $0.6 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the nonvested restricted stock units is 1.6 years as of June 30, 2010. The weighted average remaining contractual term of the nonvested options is 11.2 years as of June 30, 2010.

•	Occupancy, travel and entertainment, and supplies, research and printing expenses for the three months ended June 30, 2010 increased $0.5 million, or 17.5%, to $3.4 million compared to the same period in 2009. These increases are primarily due to increased supplies, research and printing and travel and entertainment costs stemming from the increase in capital markets services revenues.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $3.3 million in the three months ended June 30, 2010, a decrease of $0.5 million, or 12.7%, versus $3.8 million in the three months ended June 30, 2009. This decrease is primarily related to decreased interest on warehouse lines of credit of $0.5 million due to the decreased originations of Freddie Mac loans.
     Net Income. Our net income for the three months ended June 30, 2010 was $7.2 million, an increase of $7.1 million versus $0.1 million for the same fiscal period in 2009. We attribute this increase to several factors, with the most significant cause being the increase of revenues of $17.7 million. Contributing to our higher net income was increased interest and other income, net and decreased interest expense which was offset by increased income tax expense.
•	Interest and other income, net for the three months ended June 30, 2010 was $4.0 million, an increase of $2.0 million as compared to $2.0 million for the same fiscal period in 2009. This increase is primarily due to recognizing a $2.0 million gain on the sale of servicing rights on certain Freddie Mac loans that we service.

•	The interest expense we incurred in the three months ended June 30, 2010 totaled $13,000, a decrease of $0.3 million from $0.3 million of expenses incurred in the three months ended June 30, 2009. This decrease is primarily due to the recording of certain previously unrecorded commitment fees on the unused amount of credit on our Amended Credit Agreement during the three months ending June 30, 2009. During the three months ended June 30, 2009, the Company corrected an error related to previously unrecorded commitment fees on its unused line of credit and recorded $260,000 of interest expense that represented the cumulative amount of commitment fees for the period from February 5, 2007 to March 31, 2009 and recorded an additional $30,000 of expense related to the three months ended June 30, 2009. The prior period correction was not considered material to restate prior period financial statements.

•	Income tax expense was approximately $1.9 million for the three months ended June 30, 2010, as compared to an income tax benefit of $0.2 million in the three months ended June 30, 2009. This increase is primarily due to the increase in net operating income experienced during the three months ended June 30, 2010 compared to the same period of the prior year. During the three months ended June 30, 2010, the Company recorded a current income tax expense of $0.1 million and deferred income tax expense of $1.8 million.
     Following is a discussion of our results of operations for the six months ended June 30, 2010 and June 30, 2009. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2009.

	For the Six Months Ended
	June 30,
	2010		2009
					Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$52,438	97.9%	$26,898	90.7%	$25,540	95.0%
Interest on mortgage notes receivable	701	1.3%	1,599	5.4%	(898)	(56.2)%
Other	407	0.8%	1,164	3.9%	(757)	(65.0)%

Total revenues	53,546	100.0%	29,661	100.0%	23,885	80.5%
Operating expenses
Cost of services	30,958	57.8%	20,884	70.4%	10,074	48.2%
Personnel	5,630	10.5%	3,410	11.5%	2,220	65.1%
Occupancy	3,429	6.4%	3,765	12.7%	(336)	(8.9)%
Travel and entertainment	1,825	3.4%	1,487	5.0%	338	22.7%
Supplies, research and printing	1,192	2.2%	1,243	4.2%	(51)	(4.1)%
Other	6,368	11.9%	6,808	23.0%	(440)	(6.5)%

Total operating expenses	49,402	92.3%	37,597	126.8%	11,805	31.4%

Operating income / (loss)	4,144	7.7%	(7,936)	(26.8)%	12,080	152.2%
Interest and other income, net	5,696	10.6%	2,402	8.1%	3,294	137.1%
Interest expense	(39)	(0.1)%	(322)	(1.1)%	283	(87.9)%
Increase in payable under the tax receivable agreement	(8)	(0.0)%	—	0.0%	(8)	NM

Income / (loss) before income taxes	9,793	18.3%	(5,856)	(19.7)%	15,649	267.2%
Income tax expense / (benefit)	2,018	3.8%	(1,041)	(3.5)%	3,059	293.9%

Net income / (loss)	7,775	14.5%	(4,815)	(16.2)%	12,590	261.5%
Net income / (loss) attributable to noncontrolling interest	5,153	9.6%	(2,572)	(8.7)%	7,725	300.3%

Net income / (loss) attributable to controlling interest	$2,622	4.9%	$(2,243)	(7.6)%	$4,865	216.9%

“NM” — Not Meaningful
     Revenues. Our total revenues were $53.5 million for the six months ended June 30, 2010 compared to $29.7 million for the same period in 2009, an increase of $23.9 million, or 80.5%. Revenues increased primarily as a result of the 188.1% increase in production volumes and related revenues in several of our capital markets services platforms. A portion of the 188.1% increase in production volume was achieved due to one large investment sales portfolio, and the related debt placement for the buyer of the portfolio, which closed during the first six months of 2010. If these two separate transactions related to this one portfolio were excluded, our production volume would have increased by 111.4% as compared to the first six months of 2009.
•	The revenues we generated from capital markets services for the six months ended June 30, 2010 increased $25.5 million, or 95.0%, to $52.4 million from $26.9 million for the same period in 2009. The increase is primarily attributable to an increase in both the number and the average dollar value of transactions closed during the first half of 2010 compared to the first half of 2009.

•	The revenues derived from interest on mortgage notes receivable were $0.7 million for the six months ended June 30, 2010 compared to $1.6 million for the same period in 2009, a decrease of $0.9 million. Revenues decreased primarily as a result of a decrease in originations in the first half of 2010 compared to the first half of 2009.

•	The other revenues we earned, which consist of expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were $0.4 million for the six month period ended June 30, 2010 and $1.2 million for the six month period ended June 30, 2009.

     Total Operating Expenses. Our total operating expenses were $49.4 million for the six months ended June 30, 2010 compared to $37.6 million for the same period in 2009, an increase of $11.8 million, or 31.4%. Expenses increased primarily due to increased cost of services, personnel costs and travel and entertainment costs as a result of the increase in capital markets services revenue. These cost increases were slightly offset by decreased occupancy cost and lower interest on our warehouse line of credit.
•	The cost of services for the six months ended June 30, 2010 increased $10.1 million, or 48.2%, to $31.0 million from $20.9 million for the same period in 2009. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues. Slightly offsetting this increase in costs was the impact of our cost saving initiatives in reduced headcount and the suspension of the Company’s 401(k) matching contribution. Cost of services as a percentage of capital markets services was approximately 59.0% and 77.6% for the six month periods ended June 30, 2010 and June 30, 2009, respectively. This percentage decrease is primarily attributable to the fixed portion of cost of services, such as salaries for our analysts and fringe benefit costs, being spread over a higher revenue base.

•	Personnel expenses that are not directly attributable to providing services to our clients for the six months ended June 30, 2010 increased $2.2 million, or 65.1%, to $5.6 million from $3.4 million for the same period in 2009. The increase is primarily related to an increase in profit participation expense resulting from the higher operating income during the six months ended June 30, 2010.

The stock compensation cost, included in personnel expenses, which has been charged against income for the six months ended June 30, 2010 was $0.4 million as compared to $0.6 million for the same period in 2009. At June 30, 2010, there was approximately $0.6 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the nonvested restricted stock units is 1.6 years as of June 30, 2010. The weighted average remaining contractual term of the nonvested options is 11.2 years as of June 30, 2010.

•	Occupancy, travel and entertainment, and supplies, research and printing expenses for the six months ended June 30, 2010 decreased $0.1 million, or 0.8%, to $6.4 million compared to the same period in 2009.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $6.4 million in the six months ended June 30, 2010, a decrease of $0.4 million, or 6.5%, versus $6.8 million in the six months ended June 30, 2009. This decrease was primarily due to the decreased interest on our warehouse lines of credit supporting our Freddie Mac loan business.
     Net Income / (Loss). Our net income for the six months ended June 30, 2010 was $7.8 million, an increase of $12.6 million versus a net loss of $4.8 million for the same fiscal period in 2009. We attribute this increase to several factors, with the most significant cause being an increase of revenues of $23.9 million.
•	Interest and other income, net for the six months ended June 30, 2010 was $5.7 million, an increase of $3.3 million as compared to $2.4 million for the same fiscal period in 2009. This increase is primarily due to recognizing a $2.4 million gain on the sale of servicing rights and other income of $1.1 million on certain loans that we service partially offset by lower interest income earned on our cash balances.

•	The interest expense we incurred in the six months ended June 30, 2010 totaled $39,000, a decrease of $0.3 million from $0.3 million of similar expenses incurred in the six months ended June 30, 2009. This decrease is primarily due to the recording of certain previously unrecorded commitment fees on the unused amount of credit on our Amended Credit Agreement. During the six months ended June 30, 2009, the Company corrected an error related to previously unrecorded commitment fees on its unused line of credit and recorded $230,000 of interest expense that represented the cumulative amount of commitment fees for the period from February 5, 2007 to December 31, 2008 and recorded an additional $60,000 of expense related to the six months ended June 30, 2009. The prior period correction was not considered material to restate prior period financial statements.

•	Income tax expense was approximately $2.0 million for the six months ended June 30, 2010, an increase of approximately $3.1 million from an income tax benefit of $1.0 million in the six months ended June 30, 2009. This increase is primarily due to the increase in net operating income experienced during the six months ended June 30, 2010 compared to the same period in the prior year. During the six months ended June 30, 2010, the Company recorded a current income tax expense of $0.1 million and a deferred income tax expense of $1.9 million. During the six months ended June 30, 2009, the Company recorded a current income tax expense of $0.2 million and a deferred income tax benefit of $1.2 million.

Financial Condition
     Total assets increased to $281.3 million at June 30, 2010, from $223.6 million at December 31, 2009, primarily due to:
•	An increase in cash and cash equivalents of $12.1 million primarily due to the increase in net income and working capital.

•	An increase in deferred tax assets of $46.8 million, primarily due to the step-up in basis from the exchanges of partnership units of the Operating Partnerships that occurred during the first six months of 2010 of $48.8 million which was offset by deferred income tax expense of $2.0 million.

•	An increase in accounts receivable, net of $1.9 million due to the timing of collections.

These increases were partially offset by the following decreases:

•	A decrease in mortgage notes receivable of $2.5 million due to a lower balance of loans pending sale to Freddie Mac at June 30, 2010, compared to December 31, 2009.

Total liabilities increased to $201.2 million at June 30, 2010, from $156.6 million at December 31, 2009, primarily due to:

•	An increase in payable under the tax receivable agreement of $42.7 million due to step-up in basis from the partnership unit exchanges that occurred during the first six months of 2010.

•	An increase in accrued compensation and related taxes of $5.9 million primarily due to the increased production volumes and operating income.
     This increase was partially offset by a decrease in the warehouse lines of credit due to a lower balance of loans pending sale to Freddie Mac at June 30, 2010, compared to December 31, 2009 and a decrease in other current liabilities caused by lower balances of client escrow funds.
Cash Flows
     Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of distributions to members of HFF Holdings and payment of commissions and bonuses to employees.
First Six Months of 2010
     Cash and cash equivalents increased $12.1 million in the six months ended June 30, 2010. Net cash of $13.5 million was provided by operating activities, primarily resulting from a $7.8 million net income, and a $5.9 million increase in accrued compensation and related taxes. These increases of cash were partially offset by the increase in accounts receivable, net of $1.9 million and decrease in other accrued liabilities of $1.2 million. Cash of $0.2 million was used for investing in property and equipment. Financing activities used $1.1 million of cash to make a tax distribution to the noncontrolling interest holder, $0.1 million for the payments on certain capital leases and $0.1 million of cash was used to purchase shares of Class A common stock in connection with employee withholdings.
First Six Months of 2009
     Cash and cash equivalents decreased $4.8 million in the six months ended June 30, 2009. Net cash of $4.5 million was used in operating activities, primarily resulting from a $4.8 million net loss and a $2.6 million decrease in accrued compensation and related taxes. These uses of cash were partially offset by the decrease in deferred taxes of $1.2 million and prepaid taxes, prepaid expenses and other current assets of $2.0 million. Cash of $20,000 was used for investing in property and equipment. Financing activities used $0.1 million of cash for the payments on certain capital leases and $0.2 million of cash was used to purchase shares of Class A common stock in connection with employee withholdings.

Liquidity and Capital Resources
     Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At June 30, 2010, our cash and cash equivalents were invested or held in a mix of money market funds, bank demand deposit accounts and three-month United States Treasury Notes at two financial institutions. Our liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash level, credit lines, interest and payments on debt, capital expenditures and other matters relating to liquidity and to compliance with regulatory net capital requirements. We have historically maintained a line of credit under our revolving credit facility in excess of anticipated liquidity requirements, although our revolving credit facility matured on February 5, 2010 and we chose not to extend it for an additional term. We did not borrow on this revolving credit facility since its inception in February 2007.
     In accordance with the Operating Partnerships’ partnership agreements and approval from the board of directors of HFF, Inc. and from GP Corp (as general partner of the Operating Partnerships), the Operating Partnerships make quarterly distributions to its partners, including HFF, Inc., based on taxable income, if any, in an amount sufficient to cover all applicable taxes payable by the members of HFF Holdings and by us and to cover dividends, if any, declared by the board of directors. During the three months ended June 30, 2010, the Operating Partnerships made a distribution to HFF Holdings of approximately $1.1 million. These distributions decrease the noncontrolling interest balance on the consolidated balance sheet.
     Over the six month period ended June 30, 2010, we generated approximately $13.5 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the six months ended June 30, 2010, we incurred approximately $49.4 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the six months ended June 30, 2010, approximately 48.9% of our operating expenses were variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. However, if the economy deteriorates at the rate it did during 2008 and 2009, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.
     Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. We have estimated that the payments that will be made to HFF Holdings will be $148.2 million. Our liquidity needs related to our long term obligations are primarily related to our facility leases. Additionally, for the six months ended June 30, 2010, we incurred approximately $3.4 million in occupancy expenses and approximately $39,000 in interest expense.
     We entered into an Amended Credit Agreement with Bank of America, N.A. in February 2007 for a $40.0 million line of credit that was put in place contemporaneously with the consummation of the initial public offering. The Company did not borrow on the Amended Credit Agreement from its inception in February 2007 through its maturity date of February 5, 2010. This credit facility expired by its terms on the maturity date of February 5, 2010, and we chose not to exercise our extension option. The Amended Credit Agreement required payment of a commitment fee of 0.2% or 0.3% on the unused amount of credit based on the total amount outstanding. During the three months ended June 30, 2009, we corrected an error related to previously unrecorded commitment fees on the unused line of credit and recorded approximately $260,000 of interest expense that represented the cumulative amount of commitment fees for the period from February 5, 2007 to March 31, 2009. This correction was not considered material to restate prior period financial statements. HFF LP did not borrow on this revolving credit facility during the period February 5, 2007 through February 5, 2010.
     In 2005, we entered into an uncommitted financing arrangement with Red Mortgage Capital, Inc. (Red Capital) to fund our Freddie Mac loan closings. Pursuant to this arrangement, Red Capital funded multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. In November 2007, we obtained an uncommitted $50.0 million financing arrangement from The Huntington National Bank (Huntington) to supplement our Red Capital financing arrangement. In December 2009 we entered into a Third Amended and Restated Note with Huntington which increased our borrowing availability to $100.0 million until March 1, 2010 at which time the arrangement decreased to $75.0 million thereafter. In December 2009, the financing arrangement with Red Capital ended, and we entered into an uncommitted $175 million financing arrangement with PNC Bank, N.A. (PNC) to fund our Freddie Mac loan closings. Pursuant to the PNC arrangement, PNC funds the multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting our participation in Freddie Mac’s Program Plus Seller Servicer program and cannot be used for any other purpose. As of June 30, 2010, we had outstanding borrowings of $36.2 million under the PNC/Huntington arrangements and a corresponding amount of mortgage notes receivable. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.
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
     Goodwill. We evaluate goodwill for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the fair value of the Company. In determining the fair value of the Company for purposes of evaluating goodwill for impairment, we utilize an enterprise market capitalization approach. In applying this approach, we use the stock price of our Class A common stock after market close on the measurement date multiplied by the sum of current outstanding shares as of the measurement date and an estimated control premium. As of July 30, 2010, management’s analysis indicates that a greater than 75.0% decline in the estimated fair value of the Company may result in the recorded goodwill being impaired and would require management to measure the amount of the impairment charge. Goodwill is considered impaired if the recorded book value of goodwill exceeds the implied fair value of goodwill as determined under this valuation technique. We use our best judgment and information available to us at the time to perform this review.
Intangible Assets. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing, prepayment rates and discount rates are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of June 30, 2010, the fair value and net book value of the servicing rights were $10.7 million and $9.2 million, respectively. A 10%, 20% and 30% increase in the level of assumed prepayments would decrease the estimated fair value of the servicing rights at the stratum level by up to 1.9%, 3.7% and 5.4%, respectively. A 10%, 20% and 30% increase in cost of servicing of the servicing business would decrease the estimated fair value of the servicing rights at the stratum level by up to 12.9%, 25.8% and 38.6%, respectively. A 10%, 20% and 30% increase in the discount rate would decrease the estimated fair value of the servicing rights at the stratum level by up to 3.0%, 5.9% and 8.6%, respectively. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization over eight years. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.
     Income Taxes. The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and for tax credit carryforwards, if any. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the tax rate change. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
     The net deferred tax asset of $170.9 million at June 30, 2010 is comprised mainly of a $181.2 million deferred tax asset related to the Section 754 of the Internal Revenue Code election tax basis step up, net of a $20.9 million valuation allowance. The net deferred tax asset related to the Section 754 election tax basis step up of $160.2 million represents annual tax deductions of approximately $24.4 million through 2021, then decreasing over the next four years to approximately $2.5 million in 2025. In order to realize the annual benefit of approximately $24.4 million, the Company needs to generate approximately $140.0 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual benefit of $24.4 million each year, the shortfall becomes a net operating loss that can be carried back 3 years to offset prior years’ taxable income, if any, or carried forward 20 years to offset future taxable income. During 2008 and 2009, based on the decline in production volume and corresponding impact on operating results, we have not realized the entire benefit of the annual deduction. Currently, $13.1 million of this cumulative benefit is characterized as a net operating loss (NOL) and can be carried forward for periods that begin to expire in 2028. In evaluating the realizability of these deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction would be made in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets. If we revise our projections of revenue through the amortization and carryforward periods to be flat with 2009 levels, the Company would record a valuation allowance on substantially all of the deferred tax assets in income tax expense. We would also record a decrease in payable under the tax receivable agreement.
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
     Share Based Compensation. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The weighted average assumptions used in the option pricing model as of June 30, 2010 are: i) zero dividend yield, ii) expected volatility of 63.9%, iii) risk free interest rate of 3.2% and iv) expected life of 11.2 years. For restricted stock awards, the fair value of the awards is calculated as the difference between the market value of the Company’s Class A common stock on the date of grant and the purchase price paid by the employee. The Company’s awards are generally subject to graded vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary.

     Employment / Non-compete Agreements. In recent years, the Company has entered into arrangements with newly hired producers whereby these producers would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the producers only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2012 through 2014. Currently, the Company cannot reasonably estimate the amounts that would be payable under these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of the producers achieving the performance targets and the probability of the producer’s signing the employment agreements. As of June 30, 2010, no accrual has been made for these arrangements. Additionally, during June 2010, in connection with the modification of the Exchange Right, twenty-nine members of HFF Holdings agreed to extend the term of his or her existing non-competition and non-solicitation agreement to from March 2011 to March 2015.
Certain Information Concerning Off-Balance Sheet Arrangements
     We do not currently invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.
Seasonality
     Our capital markets services revenue has historically been seasonal, which can affect an investor’s ability to compare our financial condition and results of operation on a quarter-by-quarter basis. This seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. The typical concentration of earnings and cash flows in the last six months of the year has historically been due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. The recent disruptions, write-offs and credit losses in the global and domestic capital markets, the liquidity issues facing all capital markets, especially the U.S. commercial real estate markets, as well as the U.S. and global recession in many parts of the world has caused, and we believe will continue to cause, historical comparisons to be even more difficult to gauge. For example, although the seasonality described above did occur in 2009, it did not occur in 2007 or 2008.
Effect of Inflation and/or Deflation
     Inflation and/or deflation, or both, could significantly affect our compensation costs, particularly those not directly tied to our transaction professionals’ compensation, due to factors such as availability of capital and/or increased costs of capital. The rise of inflation could also significantly and adversely affect certain expenses, such as debt service costs, information technology and occupancy costs. To the extent that inflation and/or deflation results in rising interest rates and has other effects upon the commercial real estate markets in which we operate and, to a lesser extent, the securities markets, it may affect our financial position and results of operations by reducing the demand for commercial real estate and related services which could have a material adverse effect on our financial condition. See Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Due to the nature of our business and the manner in which we conduct our operations, in particular that our financial instruments which are exposed to concentrations of credit risk consist primarily of short-term cash deposits and investments and in light of the recent support provided by the U.S. government related to the current credit and liquidity issues, we believe we do not face any material interest rate risk, foreign currency exchange rate risk, equity price risk or other market risk. The recent disruptions in the credit markets, however, have, in some cases, resulted in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Although we believe that our cash and cash equivalents are deposited, invested or placed with secure financial institutions, there is no assurance that any of these financial institutions will not default on its obligations to us, especially given current credit market conditions, which would adversely impact our cash and cash equivalent positions and, in turn, our results of operations and financial condition.
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
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.

Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Removed and Reserved
Item 5. Other Information.
     None.
Item 6. Exhibits.
A. Exhibits
10.1	First Amendment to Amended and Restated Employment Agreement, by and between John H. Pelusi, Jr. and Holliday Fenoglio Fowler, LP, dated June 30, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33280) filed with the Securities and Exchange Commission on June 30, 2010).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HFF, INC.
Dated: August 5, 2010	By:	/s/ John H. Pelusi, Jr.
John H. Pelusi, Jr
Chief Executive Officer, Director and Executive Managing Director (Principal Executive Officer)

Dated: August 5, 2010	By:	/s/ Gregory R. Conley
Gregory R. Conley
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
10.1	First Amendment to Amended and Restated Employment Agreement, by and between John H. Pelusi, Jr. and Holliday Fenoglio Fowler, LP, dated June 30, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33280) filed with the Securities and Exchange Commission on June 30, 2010).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).