Form 10-Q
period 2010-09-30
HFF, Inc.
filed 2010-11-04
CIK 1380509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding as of October 29, 2010 was 34,808,574 shares.

HFF, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
September 30, 2010

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	34
Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3. Defaults upon Senior Securities	36
Item 4. Removed and Reserved	36
Item 5. Other Information	36
Item 6. Exhibits	36

Signatures	37
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 1350

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
SPECIAL NOTE REGARDING THE REGISTRANT
     In connection with our initial public offering of our Class A common stock in February 2007, we effected a reorganization of our business, which had previously been conducted through HFF Holdings LLC (“HFF Holdings”) and certain of its wholly-owned subsidiaries, including Holliday Fenoglio Fowler, L.P. and HFF Securities L.P. (together, the “Operating Partnerships”) and Holliday GP Corp. (“Holliday GP”). In the reorganization, HFF, Inc., a newly-formed Delaware corporation, purchased from HFF Holdings all of the shares of Holliday GP, which is the sole general partner of each of the Operating Partnerships, and approximately 45% of the partnership units in each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP) in exchange for the net proceeds from the initial public offering and one share of Class B common stock of HFF, Inc. Following the reorganization and as of September 30, 2010, HFF Holdings had exchanged an additional 49% of the partnership units in each of the Operating Partnerships for shares of Class A common stock of the Company pursuant to the Exchange Right (as defined in this Quarterly Report on Form 10-Q). Following this reorganization and the closing of the initial public offering on February 5, 2007, and as of the filing date of this Quarterly Report on Form 10-Q, HFF, Inc. is a holding company holding approximately 94% of the partnership units in the Operating Partnerships and all of the outstanding shares of Holliday GP. HFF Holdings and HFF, Inc., through their wholly-owned subsidiaries, are the only limited partners of the Operating Partnerships. We refer to these transactions collectively in this Quarterly Report on Form 10-Q as the “Reorganization Transactions.” Unless we state otherwise, the information in this Quarterly Report on Form 10-Q gives effect to these Reorganization Transactions.
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

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
HFF, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$61,265	$40,931
Restricted cash (Note 7)	103	143
Accounts receivable	1,175	569
Receivable from affiliate (Note 16)	14	—
Mortgage notes receivable (Note 8)	11,040	38,800
Prepaid taxes	146	250
Prepaid expenses and other current assets	1,331	1,250
Deferred tax asset, net	1,452	515

Total current assets, net	76,526	82,458
Property and equipment, net (Note 4)	3,604	4,171
Deferred tax asset, net	165,349	123,564
Goodwill	3,712	3,712
Intangible assets, net (Note 5)	9,635	9,327
Other noncurrent assets	581	412

Total Assets	$259,407	$223,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$191	$152
Warehouse line of credit (Note 8)	11,040	38,800
Accrued compensation and related taxes	11,118	5,112
Accounts payable	542	866
Payable to affiliate (Note 16)	—	54
Other current liabilities	1,798	2,719

Total current liabilities	24,689	47,703
Deferred rent credit	2,820	3,238
Payable under the tax receivable agreement (Note 12)	147,081	105,521
Other long-term liabilities	30	54
Long-term debt, less current portion (Note 7)	167	123

Total liabilities	174,787	156,639
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 authorized; 34,908,300 and 17,263,281 shares issued, respectively; 34,808,574 and 17,183,232 shares outstanding, respectively	348	172
Class B common stock, par value $0.01 per share, 1 share authorized, and 1 share outstanding	—	—
Treasury stock, 99,726 and 80,049 shares at cost, respectively	(296)	(173)
Additional paid-in-capital	62,080	28,498
Retained earnings	18,615	12,004

Total parent stockholders’ equity	80,747	40,501
Noncontrolling interest (Note 13)	3,873	26,504

Total equity	84,620	67,005

Total liabilities and stockholders’ equity	$259,407	$223,644

See accompanying notes to the consolidated financial statements.

HFF, Inc.
Consolidated Statements of Income
(Dollars in Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Capital markets services revenue	$36,758	$19,483	$89,196	$46,381
Interest on mortgage notes receivable	514	793	1,215	2,392
Other	218	336	625	1,500

	37,490	20,612	91,036	50,273

Expenses
Cost of services	21,100	12,185	52,058	33,069
Personnel	3,184	1,425	8,814	4,835
Occupancy	1,807	1,942	5,236	5,707
Travel and entertainment	843	566	2,668	2,053
Supplies, research, and printing	962	402	2,154	1,645
Insurance	416	432	1,363	1,419
Professional fees	1,132	876	2,777	2,606
Depreciation and amortization	911	872	2,745	2,617
Interest on warehouse line of credit	360	481	756	1,402
Other operating	859	591	2,405	2,016

	31,574	19,772	80,976	57,369

Operating income (loss)	5,916	840	10,060	(7,096)

Interest and other income, net	1,636	920	7,332	3,322
Interest expense	(12)	(51)	(51)	(373)
Decrease in payable under the tax receivable agreement	806	1,694	798	1,694

Income (loss) before income taxes	8,346	3,403	18,139	(2,453)
Income tax expense	3,890	2,114	5,908	1,073

Net income (loss)	4,456	1,289	12,231	(3,526)
Net income (loss) attributable to noncontrolling interest	467	1,328	5,620	(1,244)

Net income (loss) attributable to controlling interest	$3,989	$(39)	$6,611	$(2,282)

Earnings per share — Basic and Diluted
Net income (loss) attributable to controlling interest — Basic	$0.11	$(0.00)	$0.27	$(0.14)
Net income (loss) attributable to controlling interest — Diluted	$0.11	$(0.00)	$0.27	$(0.14)
See accompanying notes to the consolidated financial statements.

HFF, Inc.
Consolidated Statements of Stockholders’ Equity
(Dollars in Thousands, except share data)

	Controlling Interest
	Common Stock		Treasury Stock		Additional
					Paid in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity
Stockholders’ equity, December 31, 2009	17,183,232	$172	80,049	$(173)	$28,498	$12,004	$26,504	$67,005
Stock compensation and other, net	—	—	—	—	519	—	—	519
Issuance of Class A common stock	17,645,019	176	—	—	27,014	—	(27,190)	—
Repurchase of Class A common stock	(19,677)	—	19,677	(123)	—	—	—	(123)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	6,049		—	6,049
Distributions	—	—	—	—	—	—	(1,061)	(1,061)
Net income	—	—	—	—	—	6,611	5,620	12,231

Stockholders’ equity, September 30, 2010	34,808,574	$348	99,726	$(296)	$62,080	$18,615	$3,873	$84,620

	Controlling Interest
	Common Stock		Treasury Stock		Additional
					Paid in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity

Stockholders’ equity, December 31, 2008	16,446,480	$164	—	$—	$26,206	$12,756	$26,500	$65,626
Stock compensation and other, net	—	—	—	—	913	—	—	913
Issuance of Class A common stock	172,399	2	—	—	—	—	—	2
Repurchase of Class A common stock	(80,049)	(1)	80,049	(173)	—	—	—	(174)
Distributions	—	—	—	—	—	—	(37)	(37)
Net (loss)	—	—	—	—	—	(2,282)	(1,244)	(3,526)

Stockholders’ equity, September 30, 2009	16,538,830	$165	80,049	$(173)	$27,119	$10,474	$25,219	$62,804

See accompanying notes to the consolidated financial statements.

HFF, Inc.
Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Nine Months Ended September 30
	2010	2009
Operating activities
Net income (loss)	$12,231	$(3,526)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	519	913
Deferred taxes	5,691	534
Decrease in payable under the tax receivable agreement	(798)	(1,693)
Depreciation and amortization:
Property and equipment	970	1,105
Intangibles	1,775	1,512
Gain on sale or disposition of assets, net	(4,358)	(2,417)
Mortgage service rights assumed	(783)	(568)
Proceeds from sale of mortgage servicing rights	3,032	1,560
Increase (decrease) in cash from changes in:
Restricted cash	40	23
Accounts receivable	(606)	184
Receivable from /payable to affiliates	(68)	(36)
Payable under the tax receivable agreement	—	(2,258)
Deferred taxes, net	—	(1)
Mortgage notes receivable	27,760	5,076
Net borrowings on warehouse line of credit	(27,760)	(5,076)
Prepaid taxes, prepaid expenses and other current assets	23	4,105
Other noncurrent assets	(169)	27
Accrued compensation and related taxes	6,006	(645)
Accounts payable	(324)	(7)
Other accrued liabilities	(921)	228
Other long-term liabilities	(426)	(319)

Net cash provided by (used in) operating activities	21,834	(1,279)
Investing activities
Purchases of property and equipment	(172)	(54)

Net cash used in investing activities	(172)	(54)
Financing activities
Payments on long-term debt	(144)	(106)
Issuance of common stock, net	—	1
Treasury stock	(123)	(173)
Distributions to noncontrolling interest	(1,061)	(37)

Net cash used in financing activities	(1,328)	(315)

Net increase (decrease) in cash	20,334	(1,648)
Cash and cash equivalents, beginning of period	40,931	37,028

Cash and cash equivalents, end of period	$61,265	$35,380

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
The proceeds of the initial public offering were used to purchase from HFF Holdings all of the shares of Holliday GP and partnership units representing approximately 39% of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP).
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
In June 2010, the members of HFF Holdings agreed to modify the Exchange Right so as to permit certain participating members of HFF Holdings who voluntarily agreed to certain conditions to exchange in June 2010 all of its partnership units in the Operating Partnerships that corresponded to certain participating members’ interests in HFF Holdings for shares of Class A common stock. The participating members of HFF Holdings were then entitled to redeem all of their respective membership units in HFF Holdings for such shares of Class A common stock. This modification was conditioned upon each participating member’s agreement to extend the term of his or her existing non-competition and non-solicitation agreement to March 2015 and the imposition of resale restrictions on a portion of his or her shares of Class A common stock received pursuant to the Exchange Right exercise. The shares of Class A common stock subject to the resale restrictions equal 4,020,640 shares in the aggregate, which is equal to 25% of the original number of shares of Class A common stock that such participating members would have received following an exchange of 100% of their membership units in HFF Holdings held at the time of the initial public offering. The voluntarily-imposed restrictions will begin to be released in March 2013. In March 2013, 33% or approximately 1.34 million of the newly restricted shares of Class A common stock will be eligible to be freely sold, with a like amount of the newly-restricted shares of Class A common stock becoming eligible to be freely sold in each of March 2014 and in March 2015. The contractual provisions setting forth these new resale restrictions can be waived, amended or terminated by the members of HFF Holdings following consultation with the Company’s Board of Directors. Members choosing not to participate in the modification of the Exchange Right continued to be subject to their existing non-competition and non-solicitation agreements and the Exchange Right restrictions that were effective at the time of the initial public offering.
Basis of Presentation
The accompanying consolidated financial statements of HFF, Inc. as of September 30, 2010 and December 31, 2009 and for the three and nine month periods ended September 30, 2010 and September 30, 2009, include the accounts of HFF LP, HFF Securities, and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP and HoldCo LLC. All significant intercompany accounts and transactions have been eliminated.
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
2. Summary of Significant Accounting Policies
These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009. Accordingly, significant accounting policies and disclosures normally provided have been omitted as such items are disclosed therein. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results expected for the year ending December 31, 2010.
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
3. Stock Compensation
During the three month period ending September 30, 2010, 16,412 vested restricted stock units were converted to Class A common stock and no new restricted stock units were granted. During the three month period ending September 30, 2010, no stock options were granted or forfeited.
The stock compensation cost that has been charged against income for the three and nine months ended September 30, 2010 was $0.1 million and $0.5 million, respectively, which is recorded in “Personnel” expenses in the consolidated statements of income. The stock compensation cost that has been charged against income for the three and nine month periods ended September 30, 2009 was $0.3 million and $0.9 million, respectively. At September 30, 2010, there was approximately $0.5 million of unrecognized compensation cost related to share based awards.
During the three months ended September 30, 2010, no options vested or were exercised.
The fair value of vested restricted stock units was $0.7 million at September 30, 2010.
The weighted average remaining contractual term of the nonvested restricted stock units was 1.3 years as of September 30, 2010.
4. Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Furniture and equipment	$3,776	$3,618
Computer equipment	1,097	1,031
Capitalized software costs	492	504
Leasehold improvements	5,915	5,953

Subtotal	11,280	11,106
Less accumulated depreciation and amortization	(7,676)	(6,935)

	$3,604	$4,171

At September 30, 2010 and December 31, 2009 the Company has recorded, within furniture and equipment, office equipment under capital leases of $0.6 million and $0.5 million, respectively, including accumulated amortization of $0.3 million for both periods presented, which is included within depreciation and amortization expense in the accompanying consolidated statements of income. See Note 7 for discussion of the related capital lease obligations.

5. Intangible Assets
The Company’s intangible assets are summarized as follows (in thousands):

	September 30, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Amortizable intangible assets:
Mortgage servicing rights	$15,506	$(5,980)	$9,526	$13,476	$(4,296)	$9,180
Deferred financing costs	—	—	—	523	(510)	13
Non-compete agreement	100	(91)	9	100	(66)	34
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$15,706	$(6,071)	$9,635	$14,199	$(4,872)	$9,327

As of September 30, 2010 and December 31, 2009, the Company serviced $25.0 billion and $25.3 billion, respectively, of commercial loans. The Company earned $2.9 million and $8.6 million in servicing fees and interest on float and escrow balances for the three and nine month periods ending September 30, 2010, respectively. The Company earned $2.8 million and $8.1 million in servicing fees and interest on float and escrow balances for the three and nine month periods ending September 30, 2009, respectively. These revenues are recorded as capital markets services revenues in the consolidated statements of income.
The total commercial loan servicing portfolio includes loans for which there are no corresponding mortgage servicing rights recorded on the balance sheet, as these servicing rights were assumed prior to January 1, 2007 and involved no initial consideration paid by the Company. The Company has recorded mortgage servicing rights of $9.5 million and $9.2 million on $14.2 billion and $12.9 billion, respectively, of the total loans serviced as of September 30, 2010 and December 31, 2009.
The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (CMBS), Freddie Mac and limited-service life company loans.
Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of September 30, 2010 and 2009 are as follows:

	As of September 30,
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

Changes in the carrying value of mortgage servicing rights for the nine month periods ended September 30, 2010 and 2009, and the fair value at the end of each period were as follows (in thousands):

				Sold /		FV at
Category	12/31/09	Capitalized	Amortized	Transferred	9/30/10	9/30/10
Freddie Mac	$5,833	$1,632	$(810)	$(1,426)	$5,229	$6,249
CMBS	2,429	98	(380)	1,119	3,266	3,639
Life company	779	659	(497)	—	941	1,065
Life company — limited	139	26	(75)	—	90	138

Total	$9,180	$2,415	$(1,762)	$(307)	$9,526	$11,091

				Sold /		FV at
Category	12/31/08	Capitalized	Amortized	Transferred	9/30/09	9/30/09
Freddie Mac	$3,266	$1,317	$(580)	$—	$4,003	$4,497
CMBS	2,861	362	(335)	(442)	2,446	2,907
Life company	991	222	(394)	—	819	964
Life company — limited	193	53	(80)	—	166	198

Total	$7,311	$1,954	$(1,389)	$(442)	$7,434	$8,566

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $0.7 million and $1.6 million on $287.3 million and $553.0 million of loans, respectively, during the three and nine month periods ending September 30, 2010 and $0.5 million and $1.3 million on $131.3 million and $398.2 million of loans, respectively, during the three and nine month periods ending September 30, 2009. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration of $0.3 million and $0.8 million on $522.4 million and $1.4 billion of loans, respectively, during the three and nine month periods ending September 30, 2010 and $0.3 million and $0.6 million on $392.8 million and $778.9 million of loans, respectively, during the three and nine month periods ending September 30, 2009. During the nine months ending September 30, 2010, the Company sold the cashiering portion of certain Freddie Mac mortgage servicing rights. While the Company transferred the risks and rewards of ownership of the cashiering portion of the mortgage servicing rights, the Company continues to perform limited servicing activities on these loans for a reduced market-based fee. Therefore, the remaining servicing rights were transferred to the CMBS servicing tranche. The net result of these transactions was the Company recording a gain in the three and nine months ending September 30, 2010 of $0.3 million and $2.7 million, respectively, within Interest and Other income, net in the consolidated statements of income. In June 2009, the Company sold mortgage servicing rights with a net book value of $0.4 million and recognized a gain on sale of $1.1 million which was recorded in Interest and other income, net in the consolidated financial statements. These amounts are recorded in interest and other income, net in the consolidated statements of income.
Amortization expense related to intangible assets was $0.6 million and $1.8 million during the three and nine month periods ended September 30, 2010, respectively, and $0.5 million and $1.5 million during the three and nine month periods ended September 30, 2009, respectively, and is recorded in depreciation and amortization in the consolidated statements of income.
Estimated amortization expense for the next five years is as follows (in thousands):

Remainder of 2010	$584
2011	2,060
2012	1,744
2013	1,427
2014	1,211
2015	984
The weighted-average life of the mortgage servicing rights intangible asset was 6.3 years at September 30, 2010. The remaining life of the non-compete agreement intangible asset was 0.3 years at September 30, 2010.
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
As of September 30, 2010, the Company did not have any assets or liabilities recognized at fair value on a recurring basis.
In accordance with generally accepted accounting principles, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and mortgage notes receivable. The mortgage servicing rights were not measured at fair value during the nine month period ended September 30, 2010 as the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at September 30, 2010. See Note 5 for further discussion on the assumptions used in valuing the mortgage servicing rights and impact on earnings during the period. The fair value of the mortgage notes receivable was based on prices observable in the market for similar loans and equaled carrying value at September 30, 2010. Therefore, no lower of cost or fair value adjustment was required.
7. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
Bank term note payable	$—	$—
Capital lease obligations	358	275

Total long-term debt and capital leases	358	275
Less current maturities	191	152

Long-term debt and capital leases	$167	$123

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
(b) Letters of Credit and Capital Lease Obligations
At each September 30, 2010 and December 31, 2009, the Company had outstanding letters of credit of approximately $0.1 million, respectively, as security for two leases. The Company segregated the cash in a separate bank account to collateralize the letters of credit. The letters of credit expire at various dates through 2011, one of which can be extended for one year. The other letter of credit will be terminated at the expiration of the corresponding lease term in December 2010.
Capital lease obligations consist primarily of office equipment leases that expire at various dates through September 2013. A summary of future minimum lease payments under capital leases at September 30, 2010 is as follows (in thousands):

Remainder of 2010	$54
2011	163
2012	106
2013	35

$358

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
Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. As of September 30, 2010 and December 31, 2009, HFF LP had $11.0 million and $38.8 million, respectively, outstanding on the warehouse lines of credit and a corresponding amount of mortgage notes receivable. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (0.26% and 0.23% at September 30, 2010 and December 31, 2009, respectively) plus a spread. HFF LP is also paid interest on its loan secured by a multifamily loan at the rate in the Freddie Mac note.
9. Lease Commitments
The Company leases various corporate offices, parking spaces, and office equipment under noncancelable operating leases. These leases have initial terms of one to ten years. The majority of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $1.4 million and $4.2 million, respectively, during the three and nine month periods ended September 30, 2010 and $1.5 million and $4.5 million, respectively, during the three and nine month periods ended September 30, 2009 and is recorded within occupancy expense in the consolidated statements of income.
Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (in thousands):

Remainder of 2010	$1,236
2011	4,168
2012	4,024
2013	3,147
2014	1,573
2015	1,085
Thereafter	1,465

$16,698

From time to time the Company subleases certain office space to subtenants which may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.
The Company also leases certain office equipment under capital leases that expire at various dates through 2013. See Note 4 and Note 7 above for further description of the assets and related obligations recorded under these capital leases at September 30, 2010 and December 31, 2009, respectively.
HFF Holdings is not an obligor, nor does it guarantee any, of the Company’s leases.
10. Servicing
The Company services commercial real estate loans for investors. The unpaid principal balance of the servicing portfolio totaled $25.0 billion and $25.3 billion at September 30, 2010 and December 31, 2009, respectively.
In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At September 30, 2010 and December 31, 2009, the funds held in escrow totaled $89.1 million and $94.7 million, respectively. These funds, and the offsetting liabilities of the borrowers to external parties, are not presented in the Company’s consolidated financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of income.
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
12. Income Taxes
Income tax expense includes current and deferred taxes as follows (in thousands):

	Current	Deferred	Total
Nine Months Ended September 30, 2010:
Federal	$—	$4,429	$4,429
State	217	1,262	1,479

	$217	$5,691	$5,908

	Current	Deferred	Total
Nine Months Ended September 30, 2009:
Federal	$123	$(835)	$(712)
State	416	1,369	1,785

	$539	$534	$1,073

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the nine months ended September 30, 2010 and 2009 (dollars in thousands):

	September 30,	September 30,
	2010	2009
Pre-tax book income (loss)	$18,139	$(2,453)
Less: pre-tax income (loss) allocated to noncontrolling interest holder	5,651	(1,232)

Pre-tax book income (loss) after noncontrolling interest	$12,488	$(1,221)

	September 30,
	2010		2009
Income tax expense / (benefit)		Rate		Rate
Taxes computed at federal rate	$4,371	35.0%	$(415)	34.0%
State and local taxes, net of federal tax benefit	590	4.7%	(9)	0.7%
Change in income tax benefit payable to stockholder	177	1.4%	(643)	52.7%
Effect of deferred rate change	711	5.7%	2,047	(167.6)%
Effect on change in valuation allowance	—	0.0%	(283)	23.2%
Stock compensation	120	1.0%	155	(12.7)%
Adjustment for prior year’s taxes	—	0.0%	64	(5.2)%
Meals and entertainment	86	0.7%	142	(11.6)%
Other	(147)	(1.2)%	15	(1.2)%

Income tax expense	$5,908	47.3%	$1,073	(87.9)%

Total income tax expense recorded for the nine months ended September 30, 2010 and 2009, included income tax expense of $31,000 and $12,000, respectively, of state and local taxes on income allocated to the noncontrolling interest holder, which represents 0.2% and 1.0% of the total effective rate, respectively.

Deferred income tax assets and liabilities consist of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
Deferred income tax assets:
Section 754 election tax basis step-up	$177,340	$128,726
Tenant improvements	1,483	668
Net operating loss carryforward	12,179	11,133
Tax credits	123	123
Restricted stock units	446	445
Compensation	1,207	380
Other	215	139

	192,993	141,614
Less: valuation allowance	(20,831)	(15,165)

Deferred income tax asset	172,162	126,449
Deferred income tax liabilities:
Goodwill	(921)	(316)
Servicing rights	(3,322)	(1,577)
Deferred rent	(1,118)	(477)

Deferred income tax liability	(5,361)	(2,370)

Net deferred income tax asset	$166,801	$124,079

The primary deferred tax asset represents a tax basis step-up election under Section 754 of the Internal Revenue Code (“Section 754”) made by HFF, Inc. relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for shares of the Company’s Class A common stock since the date of the Reorganization Transactions. As a result of the step-up in basis from these transactions, the Company is entitled to annual future tax benefits in the form of amortization for income tax purposes. The annual tax benefit is currently approximately $24.4 million and will increase as future exchanges of Operating Partnership units occur (see Note 13). To the extent that the Company does not have sufficient taxable income in a year to fully utilize this annual deduction, the unused benefit is recharacterized as a net operating loss and can then be carried back three years or carried forward for twenty years. The Company measured the deferred tax asset based on the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships utilizing the enacted tax rates at the date of the transaction. In accordance with ASC topic 740, Income Taxes (ASC 740), the tax effects of transactions with shareholders that result in changes in the tax basis of a company’s assets and liabilities are recognized in equity. The Company recorded a valuation allowance on a portion of the recognized deferred tax assets recorded in connection with the Reorganization Transactions and the subsequent exercise of the Exchange Right due to the uncertainty in the timing and level of tax benefits that would be realized when payments are made to HFF Holdings under the tax receivable agreement (see further discussion below). Changes in the measurement of the deferred tax assets or the valuation allowance due to changes in the enacted tax rates upon the finalization of the income tax returns for the year of the exchange transaction will be recorded in equity. All subsequent changes in the measurement of the deferred tax assets due to changes in the enacted tax rates or changes in the valuation allowance are recorded as a component of income tax expense.
The Company will recognize interest and penalties related to unrecognized tax benefits in “Interest and other income, net” on the consolidated statements of income. There were no interest or penalties recorded in the three and nine month periods ending September 30, 2010 and 2009.
Tax Receivable Agreement
In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007, and intend to keep that election in effect for each taxable year in which an exchange of partnership units for shares occurs. The initial sale as a result of the offering increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of future tax payments to the extent that the Company has future taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $177.3 million and has recorded this amount as a deferred tax asset on its consolidated balance sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2010. The Company is obligated, however, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges had the Company not entered into the tax receivable agreement.
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
The Company believes it is more likely than not that it will realize a portion of the benefit represented by the deferred tax asset, and, therefore, the Company recorded 85% of this estimated amount of the increase in deferred tax assets as a liability to HFF Holdings under the tax receivable agreement and the remaining 15% of the increase in deferred tax assets directly in additional paid-in capital in stockholders’ equity. However, due to uncertainties of timing and amounts of payments, deferred tax assets representing the tax benefits to be realized when future payments are made to HFF Holdings under the tax receivable agreement are currently not more likely than not to be realized and, therefore, have a valuation allowance of $20.6 million recorded against them.
While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the payments that will be made to HFF Holdings will be $147.1 million and has recorded this obligation to HFF Holdings as a liability on the consolidated balance sheet. In conjunction with the filing of the Company’s 2009 federal and state tax returns, the benefit for 2009 relating to the Section 754 basis step-up was finalized resulting in no tax benefits being realized by the Company for 2009. In addition, during the nine month period ended September 30, 2010, the tax rates used to measure the deferred tax assets were updated, which resulted in a reduction of deferred tax assets of $1.3 million, which in turn resulted in a reduction in the payable under the tax receivable agreement of $1.1 million. In conjunction with the filing of the Company’s 2008 federal and state tax returns, the benefit for 2008 relating to the Section 754 basis step-up was finalized resulting in $2.7 million in tax benefits realized by the Company for 2008. As discussed above, the Company is obligated to remit to HFF Holdings 85% of any such cash savings in federal and state tax. As such, during August 2009, the Company paid $2.3 million to HFF Holdings under this tax receivable agreement. In addition, during the year ended December 31, 2009, the tax rates used to measure the deferred tax assets were updated which resulted in a reduction of deferred tax assets of $2.0 million, which resulted in a reduction in the payable under the tax receivable agreement of $1.7 million. To the extent the Company does not realize all of the tax benefits in future years, this liability to HFF Holdings may be reduced.
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
The table below sets forth the noncontrolling interest amount recorded for the three and nine month periods ended September 30, 2010 and 2009, which includes the exchanges of zero and 17,574,374 partnership units in each of the Operating Partnerships by members of HFF Holdings for an equal amount of shares of Class A common stock during the three and nine month periods ending September 30, 2010, respectively (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010		2009
Net income (loss) from operating partnerships	$8,063	$2,401	$19,259		$(2,249)
Noncontrolling interest ownership percentage	5.8%	55.31%	(A	)	55.31%

Noncontrolling interest	$467	$1,328	$5,620		$(1,244)

(A)	During the six months ending June 30, 2010, the ownership of the Operating Partnerships changed due to the exercise of the Exchange Right by certain participating members of HFF Holdings at the direction of its members. HFF Holdings’ ownership percentage in the Operating Partnerships was 53.6% during January 2010, 53.2% during February 2010, 49.9% during March 2010, 48.8% during April 2010, 48.1% during May 2010, 44.3% during June 2010 and 5.8% during July, August and September 2010.
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
In June 2010, the members of HFF Holdings agreed to modify the Exchange Right so as to permit certain participating members of HFF Holdings to exchange in June 2010 all of its partnership units in the Operating Partnerships that corresponded to certain participating members’ interests in HFF Holdings for shares of Class A common stock. The participating members of HFF Holdings were then entitled to redeem all of their respective membership units in HFF Holdings for such shares of Class A common stock. This modification was conditioned upon each participating member’s agreement to extend the term of his or her existing non-competition and non-solicitation agreement to March 2015 and the imposition of resale restrictions on a portion of his or her shares of Class A common stock received pursuant to the Exchange Right exercise. The shares of Class A common stock subject to the resale restrictions equal 4,020,640 shares in the aggregate, which is equal to 25% of the original number of shares of Class A common stock that such participating members would have received following an exchange of 100% of their membership units in HFF Holdings held at the time of the initial public offering. The voluntarily-imposed restrictions will begin to be released in March 2013. In March 2013, 33% or approximately 1.34 million of the newly restricted shares of Class A common stock will be eligible to be freely sold, with a like amount of the newly-restricted shares of Class A common stock becoming eligible to be freely sold in each of March 2014 and March 2015. The contractual provisions setting forth these new resale restrictions can be waived, amended or terminated by the members of HFF Holdings following consultation with the Company’s Board of Directors. Members choosing not to participate in the modification of the Exchange Right continued to be subject to their existing non-competition and non-solicitation agreements and the Exchange Right restrictions that were effective at the time of the initial public offering.
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

	Original Exchange Rights Following the
	Reorganization Transactions		Reflects the June 2010 Modification of the Exchange Rights
	Number of HFF Holdings’				Percentage of HFF
	Partnership Units in the				Holdings’ Remaining
	Operating Partnerships			Number of Additional	Partnership Units in
	Available for Exchange	Percentage of HFF	Number of Shares of	Shares of Class A	the Operating
	as	Holdings' Partnership	Class A Common	Common Stock	Partnerships
	a result of the	Units in the Operating	Stock Exchanged	Expected to	Becoming Eligible
	Reorganization	Partnerships Becoming	Through September	Become Available	for
Exchangeability Date:	Transactions	Eligible for Exchange	30, 2010	for Exchange	Exchange
January 31, 2009	5,088,750	25%	5,088,750	—	0%
January 31, 2010	5,088,750	25%	5,088,750	—	0%
January 31, 2011	5,088,750	25%	4,020,638	1,068,112	50%
January 31, 2012	5,088,750	25%	4,020,638	1,068,112	50%

Total	20,355,000	100%	18,218,776	2,136,224	100%

On September 30, 2009, a Registration Statement on Form S-3 relating to the offering and sale from time to time by the members of HFF Holdings of such 20,355,000 shares of Class A common stock became effective. At September 30, 2010, 18,218,776 partnership units in each of the Operating Partnerships beneficially owned by members of HFF Holdings immediately following the Reorganization Transactions had been exchanged for an equal amount of shares of HFF, Inc.’s Class A common stock pursuant to the Exchange Right. After giving effect to these changes, HFF Holdings owned 5.8% of the Operating Partnerships at September 30, 2010.
If all of the remaining partnership units held by HFF Holdings were exchanged for shares of Class A common stock of HFF, Inc. on September 30, 2010, 2,136,224 shares of Class A common stock with a fair value of $19.8 million would be issued and 36,944,798 shares of Class A common stock would be outstanding.
As a result of the Reorganization Transactions, HFF Holdings was issued one share of the Company’s Class B common stock. Class B common stock has no economic rights but entitles the holder to a number of votes that is equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships are exchangeable.
14. Stockholders Equity
The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share, and one share of Class B common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. HFF Holdings has been issued one share of Class B common stock. Class B common stock has no economic rights but entitles the holder to a number of votes equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships, as of the relevant record date for the HFF, Inc. stockholder action, are exchangeable. Holders of Class A and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval. The Company has issued 34,908,300 and 17,263,281 shares of Class A common stock and 1 share of Class B common stock as of September 30, 2010 and December 31, 2009, respectively.

15. Earnings Per Share
The Company’s net income and weighted average shares outstanding for the three and nine month periods ended September 30, 2010 and 2009 consist of the following (dollars in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009
Net income (loss)	$4,456	$1,289	$12,231	$(3,526)
Net income (loss) attributable to controlling interest	$3,989	$(39)	$6,611	$(2,282)
Weighted Average Shares Outstanding:
Basic	34,887,377	16,599,358	24,206,700	16,588,043
Diluted	34,894,309	16,599,421	24,212,421	16,588,043
The calculations of basic and diluted net income per share amounts for the three and nine month periods ended September 30, 2010 and 2009 are described and presented below.
Basic Net Income per Share
Numerator — net income (loss) attributable to controlling interest for the three and nine month periods ended September 30, 2010 and 2009, respectively.
Denominator — the weighted average shares of Class A common stock for the three and nine month periods ended September 30, 2010 and 2009, including 78,803 and 71,574 restricted stock units that have vested and whose issuance is no longer contingent as of September 30, 2010 and September 30, 2009, respectively.
Diluted Net Income per Share
Numerator — net (loss) income attributable to controlling interest for the three and nine month periods ended September 30, 2010 and 2009 as in the basic net income per share calculation described above plus income (loss) allocated to noncontrolling interest holder upon assumed exercise of the Exchange Right.
Denominator — the weighted average shares of Class A common stock for the three and nine month periods ended September 30, 2010 and 2009, including 78,803 and 71,574 restricted stock units that have vested and whose issuance is no longer contingent as of September 30, 2010 and September 30, 2009, respectively, plus the dilutive effect of the unrestricted stock units, stock options, and the issuance of Class A common stock upon exercise of the Exchange Right by HFF Holdings.

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to controlling interest	$3,989	$(39)	$6,611	$(2,282)
Denominator:
Weighted average number of shares of Class A common stock outstanding	34,887,377	16,599,358	24,206,700	16,588,043
Basic net income per share of Class A common stock	$0.11	$(0.00)	$0.27	$(0.14)
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to controlling interest	$467	$(39)	$5,620	$(2,282)
Add—dilutive effect of:
Income allocated to noncontrolling interest holder upon assumed exercise of exchange right	—	—	—	—
Denominator:
Basic weighted average number of shares of Class A common stock	34,887,377	16,599,358	24,206,700	16,588,043
Add—dilutive effect of:
Unvested restricted stock units	—	—	—	—
Stock options	6,932	63	5,721	—
Noncontrolling interest holder Exchange Right	—	—	—	—
Weighted average common shares outstanding — diluted	34,894,309	16,599,421	24,212,421	16,588,043
Diluted earnings per share of Class A common stock	$0.11	$(0.00)	$0.27	$(0.14)
16. Related Party Transactions
The Company made payments on behalf of two affiliates of $454 and $67,218, respectively, during the nine month period ended September 30, 2010. The Company made payments on behalf of two affiliates of $454 and $34,957, respectively, during the nine month period ended September 30, 2009. The Company had a net receivable from affiliates of approximately $14,000 at September 30, 2010 and a net payable to affiliates of approximately $54,000 at December 31, 2009.
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
17. Commitments and Contingencies
The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. The Company has recorded $147.1 million for this obligation to HFF Holdings as a liability on the consolidated balance sheet as of September 30, 2010.
In recent years, the Company has entered into arrangements with newly hired producers whereby these producers would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the producers only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2012 through 2014. Currently, the Company cannot reasonably estimate the amounts that would be payable under these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the producers achieving the performance targets and the probability of each of the producers signing an employment agreements. As of September 30, 2010, no accrual has been made for these arrangements.
18. Subsequent Events
On October 28, 2010, the Board of Directors of the Company approved the reinstatement to the December 31, 2008 levels of the salaries for the Company’s chief executive officer, production members of the Operating Committee of the Company’s wholly-owned subsidiary, HFF Partnership Holdings LLC, and the Company’s office heads, effective October 1, 2010. These salaries were previously reduced and/or eliminated on April 1, 2009. The estimated incremental annual cost for the reinstatement of these salaries is approximately $1.7 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion summarizes the financial position of HFF, Inc. and its subsidiaries as of September 30, 2010, and the results of our operations for the three and nine month periods ended September 30, 2010, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2009.
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
          The factors discussed above have adversely affected and continue to be a risk to our business as evidenced by the effects of the significant ongoing disruptions in the global capital and credit markets, and in particular the domestic capital markets. In particular, the global and domestic credit and liquidity issues, coupled with the global and domestic economic recession/slow down, reduced in 2008 and 2009, and may continue to reduce, the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes relative to historic norms. This has had, and may continue to have, a significant adverse effect on our capital markets services revenues, especially relative to historic norms. The significant balance sheet issues of many of the CMBS lenders, banks, life insurance companies, captive finance companies and other financial institutions have adversely affected, and will likely continue to adversely affect, the flow of commercial mortgage debt to the U.S. capital markets, especially relative to historic norms and, in turn, have adversely affected and can potentially continue to adversely affect all of our capital markets services platforms and resulting revenues.
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

Results of Operations
          Following is a discussion of our results of operations for the three months ended September 30, 2010 and September 30, 2009. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2009.

	For the Three Months Ended
	September 30,
	2010		2009
					Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$36,758	98.0%	$19,483	94.5%	$17,275	88.7%
Interest on mortgage notes receivable	514	1.4%	793	3.8%	(279)	(35.2)%
Other	218	0.6%	336	1.6%	(118)	(35.1)%

Total revenues	37,490	100.0%	20,612	100.0%	16,878	81.9%
Operating expenses
Cost of services	21,100	56.3%	12,185	59.1%	8,915	73.2%
Personnel	3,184	8.5%	1,425	6.9%	1,759	123.4%
Occupancy	1,807	4.8%	1,942	9.4%	(135)	(7.0)%
Travel and entertainment	843	2.2%	566	2.7%	277	48.9%
Supplies, research and printing	962	2.6%	402	2.0%	560	139.3%
Other	3,678	9.8%	3,252	15.8%	426	13.1%

Total operating expenses	31,574	84.2%	19,772	95.9%	11,802	59.7%

Operating income	5,916	15.8%	840	4.1%	5,076	604.3%
Interest and other income, net	1,636	4.4%	920	4.5%	716	77.8%
Interest expense	(12)	(0.0)%	(51)	(0.2)%	39	(76.5)%
Decrease in payable under tax receivable agreement	806	2.1%	1,694	8.2%	(888)	(52.4)%

Income before income taxes	8,346	22.3%	3,403	16.5%	4,943	145.3%
Income tax expense	3,890	10.4%	2,114	10.3%	1,776	84.0%

Net income	4,456	11.9%	1,289	6.3%	3,167	245.7%
Net income attributable to noncontrolling interest	467	1.2%	1,328	6.4%	(861)	(64.8)%

Net income (loss) attributable to controlling interest	$3,989	10.6%	$(39)	(0.2)%	$4,028	NM

“NM” — Not Meaningful
          Revenues. Our total revenues were $37.5 million for the three months ended September 30, 2010 compared to $20.6 million for the same period in 2009, an increase of $16.9 million, or 81.9%. Revenues increased primarily as a result of a 106% increase in production volumes and related revenues in several of our capital markets services platforms. A portion of the 106% increase in production volume was achieved due to one unusually large investment sale and related debt placement transaction which closed during the third quarter of 2010. If this transaction was excluded, our production volume would have increased by 66% as compared to the third quarter of 2009.
•	The revenues we generated from capital markets services for the three months ended September 30, 2010 increased $17.3 million, or 88.7%, to $36.8 million from $19.5 million for the same period in 2009. The increase is primarily attributable to an increase in both the number and the average dollar value of transactions closed during the third quarter of 2010 compared to the third quarter of 2009.
•	The revenues derived from interest on mortgage notes receivable were $0.5 million for the three months ended September 30, 2010 compared to $0.8 million for the same period in 2009, a decrease of $0.3 million. Revenues decreased primarily as a result of a decrease in originations during the third quarter of 2010 compared to the third quarter of 2009.

•	The other revenues we earned, which consist of expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $0.2 million for the three month period ended September 30, 2010 and $0.3 million for the three month period ended September 30, 2009, a decrease of $0.1 million, or 35.1%.
          Total Operating Expenses. Our total operating expenses were $31.6 million for the three months ended September 30, 2010 compared to $19.8 million for the same period in 2009, an increase of $11.8 million, or 59.7%. Expenses increased primarily due to increased cost of services due to an increase in capital markets services revenue and increased personnel costs primarily due to an increase in revenue.
•	The cost of services for the three months ended September 30, 2010 increased $8.9 million, or 73.2%, to $21.1 million from $12.2 million for the same period in 2009. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues. Cost of services as a percentage of capital markets services revenues was approximately 57.4% and 62.5% for the three month periods ended September 30, 2010 and September 30, 2009, respectively. This percentage decrease is primarily attributable to the fixed portion of cost of services, such as salaries for our analysts and fringe benefit costs, being spread over a higher revenue base.
•	Personnel expenses that are not directly attributable to providing services to our clients for the three months ended September 30, 2010 increased $1.8 million, or 123.4%, to $3.2 million from $1.4 million for the same period in 2009. The increase is primarily related to an increase in profit participation expense resulting from the higher operating income during the three months ended September 30, 2010.
          The stock compensation cost, included in personnel expenses, which has been charged against income was $0.1 and $0.3 million for the three months ended September 30, 2010 and 2009, respectively. At September 30, 2010, there was approximately $0.5 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the nonvested restricted stock units is 1.3 years as of September 30, 2010. The weighted average remaining contractual term of the nonvested options is 11.0 years as of September 30, 2010.
•	Occupancy, travel and entertainment, and supplies, research and printing expenses for the three months ended September 30, 2010 increased $0.7 million, or 24.1%, to $3.6 million compared to the same period in 2009. These increases are primarily due to increased supplies, research and printing and travel and entertainment costs stemming from the increase in capital markets services revenues.
•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $3.7 million in the three months ended September 30, 2010, an increase of $0.4 million, or 13.1%, versus $3.3 million in the three months ended September 30, 2009. This increase is primarily related to increased professional fees of $0.2 million and other operating expenses of $0.3 million offset by a decrease in interest on warehouse lines of credit of $0.1 million due to the decreased originations of Freddie Mac loans.
          Net Income. Our net income for the three months ended September 30, 2010 was $4.5 million, an increase of $3.2 million versus $1.3 million for the same fiscal period in 2009. We attribute this increase to several factors, with the most significant cause being the increase of revenues of $16.9 million. Contributing to our higher net income was increased interest and other income, net and decreased interest expense which was offset by increased income tax expense.
•	Interest and other income, net for the three months ended September 30, 2010 was $1.6 million, an increase of $0.7 million as compared to $0.9 million for the same fiscal period in 2009. This increase is primarily due to recognizing a $0.3 million gain on the sale of servicing rights on certain Freddie Mac loans that we service.
•	The interest expense we incurred in the three months ended September 30, 2010 totaled $12,000, a decrease of $39,000 from $51,000 of expenses incurred in the three months ended September 30, 2009.
•	The decrease in the payable under the tax receivable agreement of $0.8 million and $1.7 million for the three month period ended September 30, 2010 and 2009, respectively, primarily reflects the decrease in the estimated tax benefits owned to HFF Holdings under the tax receivable agreement. This decrease in tax benefits owed to HFF Holdings represents 85% of the decrease in the related deferred tax asset of $0.9 million and $2.0 million for 2010 and 2009, respectively.

•	Income tax expense was approximately $3.9 million for the three months ended September 30, 2010, as compared to $2.1 million in the three months ended September 30, 2009. This increase is primarily due to the increase in net operating income experienced during the three months ended September 30, 2010 compared to the same period of the prior year. During the three months ended September 30, 2010, the Company recorded a current income tax expense of $0.1 million and deferred income tax expense of $3.8 million. Our effective tax rate, after adjusting pre-tax income (loss) to remove the portion attributable to non controlling interest, was 49.4% for the three months ended September 30, 2010 as compared to 101.5% for the three months ended September 30, 2009. The changes in our provision for income taxes and our effective tax rate were primarily the result of the increase in taxable income during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 and the impact of the change in tax rates used to value the deferred tax assets.
          Following is a discussion of our results of operations for the nine months ended September 30, 2010 and September 30, 2009. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2009.

	For the Nine Months Ended
	September 30,
	2010		2009
					Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$89,196	98.0%	$46,381	92.3%	$42,815	92.3%
Interest on mortgage notes receivable	1,215	1.3%	2,392	4.8%	(1,177)	(49.2)%
Other	625	0.7%	1,500	3.0%	(875)	(58.3)%

Total revenues	91,036	100.0%	50,273	100.0%	40,763	81.1%
Operating expenses
Cost of services	52,058	57.2%	33,069	65.8%	18,989	57.4%
Personnel	8,814	9.7%	4,835	9.6%	3,979	82.3%
Occupancy	5,236	5.8%	5,707	11.4%	(471)	(8.3)%
Travel and entertainment	2,668	2.9%	2,053	4.1%	615	30.0%
Supplies, research and printing	2,154	2.4%	1,645	3.3%	509	30.9%
Other	10,046	11.0%	10,060	20.0%	(14)	(0.1)%

Total operating expenses	80,976	88.9%	57,369	114.1%	23,607	41.1%

Operating income (loss)	10,060	11.1%	(7,096)	(14.1)%	17,156	241.8%
Interest and other income, net	7,332	8.1%	3,322	6.6%	4,010	120.7%
Interest expense	(51)	(0.1)%	(373)	(0.7)%	322	(86.3)%
Increase in payable under the tax receivable agreement	798	0.9%	1,694	3.4%	(896)	(52.9)%

Income (loss) before income taxes	18,139	19.9%	(2,453)	(4.9)%	20,592	839.5%
Income tax expense	5,908	6.5%	1,073	2.1%	4,835	450.6%

Net income (loss)	12,231	13.4%	(3,526)	(7.0)%	15,757	446.9%
Net income (loss) attributable to noncontrolling interest	5,620	6.2%	(1,244)	(2.5)%	6,864	551.8%

Net income (loss) attributable to controlling interest	$6,611	7.3%	$(2,282)	(4.5)%	$8,893	389.7%

“NM” — Not Meaningful
          Revenues. Our total revenues were $91.0 million for the nine months ended September 30, 2010 compared to $50.3 million for the same period in 2009, an increase of $40.8 million, or 81.1%. Revenues increased primarily as a result of a 154% increase in production volumes and related revenues in several of our capital markets services platforms. A portion of the 154% increase in production volume was achieved due to one unusually large investment sales portfolio transaction, and the related debt placement for the buyer of the portfolio, and one unusually large investment sale and related debt placement transaction which closed during the first nine months of 2010. If these transactions were excluded, our production volume would have increased by 95% as compared to the first nine months of 2009.
•	The revenues we generated from capital markets services for the nine months ended September 30, 2010 increased $42.8 million, or 92.3%, to $89.2 million from $46.4 million for the same period in 2009. The increase is primarily attributable to an increase in both the number and the average dollar value of transactions closed during the first nine months of 2010 compared to the first nine months of 2009.
•	The revenues derived from interest on mortgage notes receivable were $1.2 million for the nine months ended September 30, 2010 compared to $2.4 million for the same period in 2009, a decrease of $1.2 million. Revenues decreased primarily as a result of a decrease in originations in the first nine months of 2010 compared to the first nine months of 2009.
•	The other revenues we earned, which consist of expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were $0.6 million for the nine month period ended September 30, 2010 and $1.5 million for the nine month period ended September 30, 2009.
          Total Operating Expenses. Our total operating expenses were $81.0 million for the nine months ended September 30, 2010 compared to $57.4 million for the same period in 2009, an increase of $23.6 million, or 41.1%. Expenses increased primarily due to increased cost of services, personnel costs and travel and entertainment costs as a result of the increase in capital markets services revenue. These cost increases were slightly offset by decreased occupancy cost and lower interest on our warehouse line of credit.
•	The cost of services for the nine months ended September 30, 2010 increased $19.0 million, or 57.4%, to $52.1 million from $33.1 million for the same period in 2009. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues. Slightly offsetting this increase in costs was the impact of our cost saving initiatives in reduced headcount and the suspension of the Company’s 401(k) matching contribution from April 1, 2009 through August 31, 2010. Cost of services as a percentage of capital markets services revenues was approximately 58.4% and 71.3% for the nine month periods ended September 30, 2010 and September 30, 2009, respectively. This percentage decrease is primarily attributable to the fixed portion of cost of services, such as salaries for our analysts and fringe benefit costs, being spread over a higher revenue base.
•	Personnel expenses that are not directly attributable to providing services to our clients for the nine months ended September 30, 2010 increased $4.0 million, or 82.3%, to $8.8 million from $4.8 million for the same period in 2009. The increase is primarily related to an increase in profit participation expense resulting from the higher operating income during the nine months ended September 30, 2010.
The stock compensation cost, included in personnel expenses, which has been charged against income for the nine months ended September 30, 2010 was $0.5 million as compared to $0.9 million for the same period in 2009. At September 30, 2010, there was approximately $0.5 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the nonvested restricted stock units is 1.3 years as of September 30, 2010. The weighted average remaining contractual term of the nonvested options is 11.0 years as of September 30, 2010.
•	Occupancy, travel and entertainment, and supplies, research and printing expenses for the nine months ended September 30, 2010 increased $0.7 million, or 6.9%, to $10.1 million compared to the same period in 2009.
•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were approximately $10.0 million in the nine months ended September 30, 2010, a decrease of $0.1 million, or 0.1%, versus $10.1 million in the nine months ended September 30, 2009. This decrease was primarily due to the decreased interest on our warehouse lines of credit supporting our Freddie Mac loan business partially offset by increases in professional fees, other operating expenses and depreciation and amortization.
          Net Income (Loss). Our net income for the nine months ended September 30, 2010 was $12.2 million, an increase of $15.8 million versus a net loss of $3.5 million for the same fiscal period in 2009. We attribute this increase to several factors, with the most significant cause being an increase of revenues of $40.8 million.
•	Interest and other income, net for the nine months ended September 30, 2010 was $7.3 million, an increase of $4.0 million as compared to $3.3 million for the same fiscal period in 2009. This increase is primarily due to recognizing a $2.7 million gain on the sale of servicing rights and other income of $1.2 million on certain loans that we service partially offset by lower interest income earned on our cash balances.
•	The interest expense we incurred in the nine months ended September 30, 2010 totaled $51,000, a decrease of $0.3 million from $0.4 million of similar expenses incurred in the nine months ended September 30, 2009. This decrease is primarily due to the recording of certain previously unrecorded commitment fees on the unused amount of credit on our Amended Credit Agreement. During the nine months ended September 30, 2009, the Company corrected an error related to previously unrecorded commitment fees on its unused line of credit and recorded $230,000 of interest expense that represented the cumulative amount of commitment fees for the period from February 5, 2007 to December 31, 2008 and recorded an additional $90,000 of expense related to the nine months ended September 30, 2009. The prior period correction was not considered material to restate prior period financial statements.
•	The decrease in the payable under the tax receivable agreement of $0.8 million and $1.7 million for the nine month period ended September 30, 2010 and 2009, respectively, primarily reflects the decrease in the estimated tax benefits owned to HFF Holdings under the tax receivable agreement. This decrease in tax benefits owed to HFF Holdings represents 85% of the decrease in the related deferred tax asset of $0.9 million and $2.0 million for 2010 and 2009, respectively.
•	Income tax expense was approximately $5.9 million for the nine months ended September 30, 2010, an increase of approximately $4.8 million as compared to $1.1 million in the nine months ended September 30, 2009. This increase is primarily due to the increase in net operating income experienced during the nine months ended September 30, 2010 compared to the same period in the prior year. During the nine months ended September 30, 2010, the Company recorded a current income tax expense of $0.2 million and a deferred income tax expense of $5.7 million. During the nine months ended September 30, 2009, the Company recorded a current income tax expense of $0.5 million and a deferred income tax expense of $0.5 million. Our effective tax rate, after adjusting pre-tax income (loss) to remove the portion attributable to non controlling interest, was 47.3% for the nine months ended September 30, 2010 as compared to 87.9% for the nine months ended September 30, 2009. The changes in our provision for income taxes and our effective tax rate were primarily the result of sizeable income reported for the nine months ended September 30, 2010 versus a loss reported for the nine months ended September 30, 2009.
Financial Condition
          Total assets increased to $259.4 million at September 30, 2010, from $223.6 million at December 31, 2009, primarily due to:
•	An increase in cash and cash equivalents of $20.3 million primarily due to the increase in net income and working capital.
•	An increase in deferred tax assets of $42.7 million, primarily due to the step-up in basis from the exchanges of partnership units of the Operating Partnerships that occurred during the first nine months of 2010 of $48.4 million which was offset by deferred income tax expense of $5.7 million.
•	An increase in accounts receivable, net of $0.6 million due to the timing of collections.
          These increases were partially offset by a decrease in mortgage notes receivable of $27.8 million due to a lower balance of loans pending sale to Freddie Mac at September 30, 2010, compared to December 31, 2009.
          Total liabilities increased to $174.8 million at September 30, 2010, from $156.6 million at December 31, 2009, primarily due to:
•	An increase in payable under the tax receivable agreement of $41.6 million due to a step-up in basis from the partnership unit exchanges that occurred during the first six months of 2010.
•	An increase in accrued compensation and related taxes of $6.0 million primarily due to the increased production volumes and operating income.
          This increase was partially offset by a $27.8 million decrease in the warehouse lines of credit due to a lower balance of loans pending sale to Freddie Mac at September 30, 2010, compared to December 31, 2009 and a decrease in other current liabilities caused by lower balances of client escrow funds.
Cash Flows
          Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of distributions to members of HFF Holdings and payment of commissions and bonuses to employees.

          First Nine Months of 2010
          Cash and cash equivalents increased $20.3 million in the nine months ended September 30, 2010. Net cash of $21.8 million was provided by operating activities, primarily resulting from a $12.2 million net income, $3.0 million proceeds from the sale of mortgage servicing rights and a $6.0 million increase in accrued compensation and related taxes. These increases of cash were partially offset by the increase in accounts receivable, net of $0.6 million and decrease in other accrued liabilities of $0.9 million. Cash of $0.2 million was used for investing in property and equipment. Financing activities used $1.1 million of cash to make a tax distribution to the noncontrolling interest holder, $0.1 million for the payments on certain capital leases and $0.1 million of cash was used to purchase shares of Class A common stock in connection with employee withholdings.
          First Nine Months of 2009
          Cash and cash equivalents decreased $1.6 million in the nine months ended September 30, 2009. Net cash of $1.3 million was used in operating activities, primarily resulting from a $3.5 million net loss and a $4.0 million decrease in payable under the tax receivable agreement. These uses of cash were partially offset by the decrease in deferred taxes of $0.5 million, proceeds from the sale of mortgage servicing rights of $1.6 million and a decrease in prepaid taxes, prepaid expenses and other current assets of $4.1 million. Cash of $54,000 was used for investing in property and equipment. Financing activities used $0.1 million of cash for the payments on certain capital leases and $0.2 million of cash was used to purchase shares of Class A common stock in connection with employee withholdings.
Liquidity and Capital Resources
          Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At September 30, 2010, our cash and cash equivalents of approximately $61.3 million were invested or held in a mix of money market funds, bank demand deposit accounts and three-month United States Treasury Notes at two financial institutions. Our liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash level, credit lines, interest and payments on debt, capital expenditures and other matters relating to liquidity and to compliance with regulatory net capital requirements. We have historically maintained a line of credit under our revolving credit facility in excess of anticipated liquidity requirements, although our revolving credit facility matured on February 5, 2010 and we chose not to extend it for an additional term. We did not borrow on this revolving credit facility since its inception in February 2007.
          In accordance with the Operating Partnerships’ partnership agreements and approval from the board of directors of HFF, Inc. and from GP Corp (as general partner of the Operating Partnerships), each of the Operating Partnerships makes quarterly distributions to its partners, including HFF, Inc., based on taxable income, if any, in an amount sufficient to cover all applicable taxes payable by the members of HFF Holdings and by us and to cover dividends, if any, declared by the board of directors. During the nine months ended September 30, 2010, the Operating Partnerships made a distribution to HFF Holdings of approximately $1.1 million. These distributions decrease the noncontrolling interest balance on the consolidated balance sheet.
          Over the nine month period ended September 30, 2010, we generated approximately $21.8 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the nine months ended September 30, 2010, we incurred approximately $81.0 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the nine months ended September 30, 2010, approximately 52.0% of our operating expenses were variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. However, if the economy deteriorates at the rate it did during 2008 and 2009, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.
          Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. We have estimated that the payments that will be made to HFF Holdings will be $147.1 million. Our liquidity needs related to our long term obligations are primarily related to our facility leases. Additionally, for the nine months ended September 30, 2010, we incurred approximately $5.2 million in occupancy expenses and approximately $51,000 in interest expense.

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
          In 2005, we entered into an uncommitted financing arrangement with Red Mortgage Capital, Inc. (Red Capital) to fund our Freddie Mac loan closings. Pursuant to this arrangement, Red Capital funded multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. In November 2007, we obtained an uncommitted $50.0 million financing arrangement from The Huntington National Bank (Huntington) to supplement our Red Capital financing arrangement. In December 2009 we entered into a Third Amended and Restated Note with Huntington which increased our borrowing availability to $100.0 million until March 1, 2010 at which time the arrangement decreased to $75.0 million thereafter. Huntington funds the multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. In December 2009, the financing arrangement with Red Capital ended, and we entered into an uncommitted $175 million financing arrangement with PNC Bank, N.A. (PNC) to fund our Freddie Mac loan closings. Pursuant to the PNC arrangement, PNC funds the multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting our participation in Freddie Mac’s Program Plus Seller Servicer program and cannot be used for any other purpose. As of September 30, 2010, we had outstanding borrowings of $11.0 million under the PNC/Huntington arrangements and a corresponding amount of mortgage notes receivable. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.
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
          Goodwill. We evaluate goodwill for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the fair value of the Company. In determining the fair value of the Company for purposes of evaluating goodwill for impairment, we utilize an enterprise market capitalization approach. In applying this approach, we use the stock price of our Class A common stock after market close on the measurement date multiplied by the sum of current outstanding shares as of the measurement date and an estimated control premium. As of October 29, 2010, management’s analysis indicates that the estimated fair value of the Company would need to decline by more than 75.0% to result in the recorded goodwill being impaired and would require management to measure the amount of the impairment charge. Goodwill is considered impaired if the recorded book value of goodwill exceeds the implied fair value of goodwill as determined under this valuation technique. We use our best judgment and information available to us at the time to perform this review.
          Intangible Assets. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing, prepayment rates and discount rates are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of September 30, 2010, the fair value and net book value of the servicing rights were $11.1 million and $9.5 million, respectively. A 10%, 20% and 30% increase in the level of assumed prepayments would decrease the estimated fair value of the servicing rights at the stratum level by up to 1.9%, 3.7% and 5.4%, respectively. A 10%, 20% and 30% increase in cost of servicing of the servicing business would decrease the estimated fair value of the servicing rights at the stratum level by up to 13.0%, 26.0% and 38.9%, respectively. A 10%, 20% and 30% increase in the discount rate would decrease the estimated fair value of the servicing rights at the stratum level by up to 3.0%, 5.9% and 8.6%, respectively. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization over eight years. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.
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
          The net deferred tax asset of $166.8 million at September 30, 2010 is comprised mainly of a $177.3 million deferred tax asset related to the Section 754 of the Internal Revenue Code (“Section 754”) election tax basis step up, net of a $20.6 million valuation allowance. The net deferred tax asset related to the Section 754 election tax basis step up of $156.7 million represents annual tax deductions of approximately $24.4 million through 2021, then decreasing over the next four years to approximately $2.5 million in 2025. In order to realize the annual benefit of approximately $24.4 million, the Company needs to generate approximately $140.0 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual benefit of $24.4 million each year, the shortfall becomes a net operating loss that can be carried back 3 years to offset prior years’ taxable income, if any, or carried forward 20 years to offset future taxable income. During 2008 and 2009, based on the decline in production volume and corresponding impact on operating results, we have not realized the entire benefit of the annual deduction. Currently, $12.2 million of this cumulative benefit is characterized as a net operating loss and can be carried forward for periods that begin to expire in 2028. In evaluating the realizability of these deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction would be made in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets.

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
          Share Based Compensation. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The weighted average assumptions used in the option pricing model as of September 30, 2010 are: i) zero dividend yield, ii) expected volatility of 63.9%, iii) risk free interest rate of 3.2% and iv) expected life of 11.0 years. For restricted stock awards, the fair value of the awards is calculated as the difference between the market value of the Company’s Class A common stock on the date of grant and the purchase price paid by the employee. The Company’s awards are generally subject to graded vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary.
          Employment / Non-compete Agreements. In recent years, the Company has entered into arrangements with newly hired producers whereby these producers would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the producers only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2012 through 2014. Currently, the Company cannot reasonably estimate the amounts that would be payable under these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the producers achieving the performance targets and the probability of each of the producers signing an employment agreement. As of September 30, 2010, no accrual has been made for these arrangements. Additionally, during June 2010, in connection with the modification of the Exchange Right, twenty-nine members of HFF Holdings agreed to extend the term of his or her existing non-competition and non-solicitation agreement from March 2011 to March 2015.
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
          Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.
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

HFF, INC.
Dated: November 4, 2010	By:	/s/ John H. Pelusi, Jr.
John H. Pelusi, Jr
Chief Executive Officer, Director and Executive Managing Director (Principal Executive Officer)

Dated: November 4, 2010	By:	/s/ Gregory R. Conley
Gregory R. Conley
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).