Form 10-K
period 2010-12-31
HFF, Inc.
filed 2011-03-11
CIK 1380509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of March 4, 2011, there were 35,958,521 shares of Class A common stock, par value $0.01 per share, of the registrant outstanding.

The aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2010 was approximately $197.7 million, based on the closing price per share of Class A common stock on that date of $7.07 as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and officers of the registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

SPECIAL NOTE REGARDING THE REGISTRANT

In connection with our initial public offering of our Class A common stock in February 2007, we effected a reorganization of our business, which had previously been conducted through HFF Holdings LLC (“HFF Holdings”) and certain of its wholly owned subsidiaries, including Holliday Fenoglio Fowler, L.P. and HFF Securities L.P. (together, the “Operating Partnerships”) and Holliday GP Corp. (“Holliday GP”). In the reorganization, HFF, Inc., a newly-formed Delaware corporation, purchased from HFF Holdings all of the shares of Holliday GP, which is the sole general partner of each of the Operating Partnerships, and approximately 45% of the partnership units in each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP) in exchange for the net proceeds from the initial public offering and one share of Class B common stock of HFF, Inc. As of the filing date of the Annual Report on Form 10-K, HFF Holdings had exchanged an additional approximately 52.5% of the partnership units in each of the Operating Partnerships for shares of Class A common stock of the Company pursuant to the Exchange Right (as defined in this Annual Report on Form 10-K). Following this reorganization, HFF, Inc. became and continues to be a holding company holding partnership units in the Operating Partnerships and all of the outstanding shares of Holliday GP. As of the filing date of this Annual Report on Form 10-K, HFF, Inc. held approximately 97.2% of the partnership units in the Operating Partnerships. HFF Holdings and HFF, Inc., through their wholly-owned subsidiaries, are the only limited partners of the Operating Partnerships. We refer to these transactions collectively in this Annual Report on Form 10-K as the “Reorganization Transactions.” Unless we state otherwise, the information in this Annual Report on Form 10-K gives effect to these Reorganization Transactions.

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

Overview

We are one of the leading providers of commercial real estate and capital markets services to the U.S. commercial real estate industry based on transaction volume and we are one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 18 offices nationwide with approximately 171 transaction professionals and 256 support associates. During 2010, we advised on approximately $19.5 billion of completed commercial real estate transactions, a 128.5% increase compared to the approximately $8.5 billion of completed transactions we advised on during 2009.

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

Substantially all of our revenues are in the form of capital markets services fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We also earn fees from commercial loan servicing activities. We believe that our multiple product offerings and platform services, diverse client mix, expertise in a wide range of property types and national platform have the potential to create a diversified revenue stream within the U.S. commercial real estate sector. Our revenues and net income available to controlling interest were $140.0 million and $10.9 million, respectively, for the year ended December 31, 2010, compared to revenues and net loss available to controlling interest of $77.5 million and $0.8 million, respectively, for the year ended December 31, 2009.

We have established strong relationships with our clients. Our clients are both users of capital, such as property owners, and providers of capital, such as lenders and equity investors. Many of our clients act as both users and providers of capital in different transactions, which enables us to leverage our existing relationships and execute multiple transactions across multiple platform services with the same clients.

We believe we have a reputation for high ethical standards, dedicated teamwork and a strong focus on serving the interests of our clients. We take a long-term view of our business and client relationships, and our culture and philosophy are firmly centered on putting the clients’ interests first.

The recent situation in the global credit markets whereby many world governments (including the U.S., where the Company transacts virtually all of its business) have had to take unprecedented and uncharted steps to support the financial institutions in their respective countries from collapse is unprecedented in the Company’s history. Restrictions on the availability of capital, both debt and/or equity, created significant reductions and could further reduce the liquidity in, and flow of capital to, the commercial real estate markets. In addition, such restrictions could also cause commercial real estate prices to decrease. In particular, global and domestic credit and liquidity issues, as well as the downturn in the global and domestic economies, reduced in 2010, 2009 and 2008, when compared to 2002 through 2007, and may reduce in the future the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes. The recession in the U.S. also created stress in the commercial real estate property level fundamentals, which has adversely affected property performance and could cause commercial real estate prices to fall in the future. Such price declines could also reduce the liquidity in, and the flow of capital to, the commercial real estate markets. This has had, and may continue to have, a significant adverse effect on our capital markets services revenues as compared to periods prior to the recession. Further detail regarding the effect of the current situation in the credit markets and the commercial real estate markets can be found under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Annual Report on Form 10-K.

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

Our Competitive Strengths

We attribute our success and distinctiveness to our ability to leverage a number of key competitive strengths, including:

People, Expertise and Culture

We and our predecessor companies have been in the commercial real estate business for over 30 years, and our transaction professionals have significant experience and long-standing relationships with our clients. We employ approximately 171 transaction professionals with an average of 17 years of commercial real estate transaction experience. The transaction history accumulated among our transaction professionals ensures a high degree of market knowledge on a macro level, intimate knowledge of local commercial real estate markets, long term relationships with the most active investors and a comprehensive understanding of commercial real estate capital markets products. Our employees come from a wide range of real estate related backgrounds, including investment advisors and managers, investment bankers, attorneys, brokers and mortgage bankers.

Our culture is governed by our commitment to high ethical standards, putting the clients’ interests first and treating clients and our own associates fairly and with respect. These distinctive characteristics of our culture are highly evident in our ability to retain and attract employees. The average tenure for our senior transaction professionals is 12 years, and the average production tenure for the top 25 senior transaction professionals compiled by initial leads during the last five years was 13 years (including tenure with predecessor companies). Furthermore, many of our senior transaction professionals have a meaningful personal economic interest in our firm, which aligns their individual interests with those of the company and its stockholders, as a whole, and our clients.

Integrated Capital Markets Services Platform

In the competitive commercial real estate and capital markets industry, which has also been faced with unprecedented capital market credit and liquidity constraints and declining property level fundamentals in several asset classes and property types, we believe one of our key differentiator is our ability to analyze all commercial real estate product types and markets as well as our ability to provide clients with comprehensive analysis, advice and execution expertise on all types of debt and equity capital markets solutions. We believe, that due to our broad range of execution capabilities, our clients rely on us not only to provide capital markets alternatives but, more importantly, to advise them on how to optimize value by uncovering inefficiencies in the non-public capital markets to maximize their commercial real estate investments. We believe our capabilities provide our clients with the flexibility to pursue multiple capital markets options simultaneously so that, upon conclusion of our efforts, they can choose the best risk-adjusted based solution.

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

Extensive Cross-Selling Opportunities

As some participants in the commercial real estate market are frequently buyers, sellers, lenders and borrowers at various times, we believe our relationships with these participants across all aspects of their businesses provide us with multiple revenue opportunities throughout the life cycle of their commercial real estate investments. In addition, we often provide more than one service in a particular transaction, such as in an investment sale where we not only represent the seller of a commercial real estate investment but also represent the buyer in arranging acquisition financing. In 2010, 2009 and 2008, we executed multiple transactions across multiple platform services with 17, 13 and 16, respectively, of our top 25 clients.

Broad and Deep Network of Relationships

We have developed broad and deep-standing relationships with the users and providers of capital in the industry and have completed multiple transactions for many of the top institutional commercial real estate investors in the U.S. as well as several global investors who invest in the U.S. Importantly, our transaction professionals, analysts and closing specialists foster relationships with their respective counterparts within each client’s organization. This provides, in our opinion, a deeper relationship with our firm relative to our competitors. In 2010 and 2009, no one borrower or no one seller client, respectively, represented more than 4% of our total capital markets services revenues. The combined fees from our top 25 seller clients for the years 2010 and 2009, respectively, were less than 22% of our capital markets services revenues for each year, and the combined fees from our top 25 borrower clients were less than 22% of our capital markets services revenues for each year.

Proprietary Transaction Database

We believe that the extensive volume of commercial real estate transactions that we advise on throughout the U.S. and across multiple property types and capital markets service lines provides our transaction professionals with valuable, real-time market information. We maintain a proprietary database on numerous clients and potential clients as well as databases that track key terms and provisions of all closed and pending transactions for which we are involved as well as historic and current flows and the pricing of debt, structured finance, investment sales, loan sales and equity transactions. Included in the databases are real-time quotes and bids on pipeline transactions, status reports on all current transactions as well as historic information on clients, lenders and buyers. Furthermore, our internal databases maintain current and historical information on our loan servicing portfolio, which we believe enables us to track real-time property level performance and market trends. These internal databases are updated regularly and are available to our transaction professionals, analysts and other internal support groups to share client contact information and real-time market information. We believe this information strengthens our competitive position by enhancing the advice we provide to clients and improving the probability of successfully closing a transaction. We believe our associates also understand the confidential nature of this information, and if it is misused, depending on the circumstances, it can be cause for immediate dismissal from the Company.

Our Strategic Growth Plan

We seek to improve our market position by focusing on the following strategic growth initiatives:

Increase Market Share Across Each of our Capital Markets Services

We believe that we have the opportunity to increase our market share in each of the various capital markets services we provide to our clients by penetrating deeper into our national, regional and local client relationships. We also intend to increase our market share by selectively hiring transaction professionals in our existing offices and in new locations, predicated on finding the most experienced professionals in the market who have the highest integrity, work ethic and reputation, while fitting into our culture and sharing our philosophy and business practices. As stated above, since 1998, in addition to opening offices in Washington, D.C., Los Angeles, San Francisco,

Chicago and Austin, we have significantly added to the platform services in our Boston, Dallas, Houston, Indianapolis, Miami, New York City, Orange County, San Francisco, Washington, D.C., Los Angeles and Chicago offices.

•	Debt Placement. In 2010, our transaction volume in debt placements was approximately $10.7 billion, an increase of 88.5% from approximately $5.7 billion in 2009. According to surveys conducted by the Mortgage Bankers Association, debt issuances in 2010 and 2009 were approximately $111 billion and $82 billion, respectively.

•	Investment Sales. In 2010, we completed investment sales of approximately $7.6 billion, an increase of approximately 211.9% from the approximately $2.4 billion completed in 2009. According to Real Capital Analytics, commercial real estate sales volume for office, industrial, multifamily, retail and hotel properties in the U.S. in 2010 and 2009 were $120 billion and $55 billion, respectively.

•	Structured Finance and Advisory Services. In 2010, we completed approximately $309 million of structured finance and advisory services transactions (which include amounts that we internally allocate to the structured finance reporting category, even though the transaction may have been funded through a single mortgage note) for our clients, representing an increase of 84.3% over the $168 million completed in 2009.

•	Private Equity and Investment Banking Services. Our broker-dealer subsidiary, HFF Securities, undertakes both discretionary and non-discretionary private equity raises, select property specific joint ventures and select investment banking activities for our clients. At December 31, 2010 and 2009, we had $1.8 billion and $1.6 billion of active private equity discretionary fund transactions on which HFF Securities was engaged and may recognize additional future revenue.

•	Loan Sales. We have consummated $887 million and $241 million in loan sales transactions in 2010 and 2009, respectively, an increase of 268%. We see growth in this market due to the desire of lenders seeking to diversify concentration risk (geographic, borrower or product type), manage potential problems in their loan portfolios or sell loans rejected from Commercial Mortgage Backed Securities (CMBS) securitization pools.

•	Loan servicing. The principal balance of HFF’s loan servicing portfolio decreased less than 1% from approximately $25.3 billion at December 31, 2009 to approximately $25.1 billion at December 31, 2010. We have approximately 30 correspondent lender relationships with life insurers.

Continue to Capitalize on Cross-Selling Opportunities

Participants in the commercial real estate market increasingly are buyers, sellers, lenders and borrowers at various times. We believe our relationships with these participants across all aspects of their businesses provide us with multiple revenue opportunities throughout the lifecycle of their commercial real estate investments. Many of our clients are both users and providers of capital, and our goal is to attempt to work with our clients to execute transactions throughout the U.S. utilizing the wide spectrum of our services. By maintaining close relationships with these clients, we believe we will continue to generate significant repeat business across all of our business lines.

Our debt transaction professionals originated approximately $3.1 billion and $0.8 billion of debt for clients that purchased properties sold by our investment sales professionals for their clients in 2010 and 2009, respectively. Our investment sales professionals also referred clients to our debt transaction professionals who arranged debt financings totaling approximately $0.5 billion and $0.4 billion in 2010 and 2009, respectively. Our debt transaction professionals also referred clients to our investment sales transaction professionals who sold approximately $1.1 billion and $0.2 billion of properties in 2010 and 2009, respectively. Also, in 2010 and 2009, our subsidiary HFF Securities originated debt volumes of approximately $803.8 million and $0.0 million, respectively, in addition to its other equity placement activities.

Expand Our Geographic Footprint

We believe that opportunities exist to establish and increase our presence in several key domestic, and potentially international, markets, although until the full effects of the recession have fully abated and the continuing credit and liquidity constraints facing certain sectors of the commercial real estate sector abate, we do not expect geographic expansion to be an immediate priority; however, when opportunities present themselves with high quality transaction professionals, it is our intention to capitalize on such opportunities as we recently did in Austin, Texas in January 2011. While our transactional professionals, located in 18 offices throughout the U.S., advised clients on transactions in 42 states (and the District of Columbia) and in more than 350 cities in 2010, there are a number of major metropolitan areas where we do not maintain an office, and we have no overseas offices. By comparison, a number of our large public competitors have in excess of 100 offices worldwide. We constantly review key demand drivers of commercial real estate by market, including growth in population, households, employment, commercial real estate inventory by product type, and new construction. By doing so, we can determine not only where future strategic growth should occur, but more importantly, we can also ensure our transaction professionals are constantly calling on the most attractive markets where we do not have offices. Since 1998, we have opened offices in Washington, D.C., Los Angeles, San Francisco, Chicago and Austin. In addition, during this same period, we have significantly added to the platform services and specialties in our Boston, Dallas, Houston, Indianapolis, Miami, New York City, Orange County, San Francisco, Washington, D.C., Los Angeles and Chicago offices.

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

Align our Leadership and Compensation Structures with Our Long-term Growth

In the fourth quarter of 2010, the Compensation Committee of our Board of Directors engaged an outside consultant, Semler Brossy Consulting Group, LLC, to work with our senior management to frame the design of the Company’s going-forward overall compensation system related to the future leadership and management of the Company’s Operating Partnerships. This review was intended to insure continued significant and direct emphasis on annual production, maintain and honor our partnership culture, continue the alignment of employee, management and stockholder interests through our existing profit participation bonus plans and the creation of an additional profit participation bonus plan and enhance our succession plans for future leadership of the Company. We also focused on the impact of the changes to our compensation system upon our overall compensation expense, both in 2010 and in the future.

In addition and as part of this process, we adopted what we believe is an improved management and leadership structure for our Operating Partnerships. Under this new structure, each Operating Partnership’s existing operating committee has been replaced with a three-person executive committee and 43-person leadership committee, which includes the executive committee. The executive committee for each partnership initially will consist of three individuals, one of whom will include the managing member of the Operating Partnerships. The executive committee will be primarily responsible for the day-to-day oversight of the Operating Partnerships’ lines of business and specialties. The leadership committee is composed of (i) the executive committee, (ii) individual leaders chosen from each line of business and property and/or product specialty and (iii) the office heads from each office. The members of the leadership committee are responsible for either overseeing their respective lines of business, property and/or product specialties or their office as well as facilitating communication and educating all of our transaction professionals within each office, each line of business and each of the property and/or product specialties to better serve our clients.

In connection with the changes to our compensation system, we provided for:

•	additional salaries for certain key leadership roles;

•	amendments to the existing Holliday Fenoglio Fowler, L.P. Profit Participation Bonus Plan and the HFF Securities L.P. Profit Participation Bonus Plan, which were adopted in connection with the Company’s initial public offering. Under these existing plans, with respect to each applicable office or line of business and for each calendar year, if a 14.5% or greater profit margin is generated by such office or line of business, an amount equal to 15% of the adjusted operating income (as defined under such plan) generated by such office or business line funds a cash bonus pool payable to selected employees of HFF LP or HFF Securities, as the case may be. The amendments to the plans provided that our board of directors, or any appropriate committee thereof, may elect to pay up to one-third of the profit participation bonuses payable under the plans in the form of equity-based awards;

•	the adoption of a new HFF, Inc. Firm Profit Participation Bonus Plan. Under the HFF, Inc. Firm Profit Participation Bonus Plan, for each calendar year, if we achieve a 17.5% or greater adjusted operating income margin (as defined under such plan), a bonus pool will be funded by a percentage, ranging from 15% to 25%, of our adjusted operating income (as defined under such plan) beyond predefined adjusted operating income margin thresholds. Our board of directors, or an appropriate committee thereof, may elect to pay up to two-thirds of the profit participation bonuses payable under this plan in the form of equity-based awards;

•	the grant of cash and restricted stock bonuses to certain members of management and other employees of the Company and the Operating Partnerships in consideration of their past performance, a portion of which immediately vested with the remainder vesting in March 2012 and March 2013. Eleven of the award recipients declined to accept the offered awards and recommended to the Compensation Committee that the amount of the declined awards be reallocated for awards to members of management identified as potential future leaders of the Company; and

•	the grant of equity awards to certain members of management identified as potential future leaders of the Company. These equity awards vest in full in March 2014, subject to the award recipient remaining employed by the Company and meeting certain thresholds of ownership of our Class A common stock.

Our Services

Debt Placement Services

We offer our clients a complete range of debt instruments, including but not limited to, construction and construction/mini-permanent loans, adjustable and fixed rate mortgages, entity level debt, mezzanine debt, forward delivery loans, tax exempt financing and sale/leaseback financing.

Our clients are owners of various types of property, including, but not limited to, office, retail, industrial, hotel, multi-housing, self-storage, assisted living, nursing homes, condominium conversions, mixed-use properties and land. Our clients range in size from individual entrepreneurs who own a single property to the largest real estate funds and institutional property owners throughout the world who invest in the United States. Debt is or has been placed with major capital funding sources, both domestic and foreign, including, but not limited to, life insurance companies, conduits, investment banks, commercial banks, thrifts, agency lenders, pension funds, pension fund advisors, REITs, credit companies, opportunity funds and individual investors.

Investment Sales Services

We provide investment sales services to commercial real estate owners who are seeking to sell one or more properties or property interests. We seek to maximize proceeds and certainty of closure for our clients through our knowledge of the commercial real estate and capital markets, our extensive database of potential buyers, with whom we have deep and long-standing relationships, and our experienced transaction professionals. We believe the real time data on comparable transactions, recent financings of similar assets and market trends enable our transaction professionals to better advise our clients on valuation and certainty of execution based on a prospective buyer’s proposed capital structure.

Structured Finance Services

We offer a wide array of structured finance alternatives and solutions at both the property and ownership entity level. We believe this allows us to provide financing alternatives at every level of the capital structure, including, but not limited to, mezzanine and equity, thereby providing potential buyers and existing owners with the highest appropriate leverage at the lowest blended cost of capital to purchase properties or recapitalize existing ones versus an out-right sale alternative. By focusing on the inefficiencies in the structured finance capital markets, such as mezzanine, preferred equity, participating and/or convertible debt structures, pay and accrual debt structures, pre-

sales, stand-by commitments and bridge loans, we believe we are able to access capital for properties in transition, predevelopment and development loans and/or joint ventures and/or structured transactions, which provide maximum flexibility for our clients.

Private Equity, Investment Banking and Advisory Services

Through HFF Securities, our licensed broker-dealer subsidiary, we offer our clients the ability to access the private equity markets for an identified commercial real estate asset and discretionary private equity funds, joint ventures, entity-level private placements and advisory services. HFF Securities’ services to its clients can include:

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

Commercial Loan Servicing

We provide commercial loan servicing (primary and sub-servicing) for life insurance companies, Federal Home Loan Mortgage Corporation (Freddie Mac), CMBS originators, mortgage REITS and debt funds, groups that purchase performing and/or non-performing loans as well as owners who sell commercial real estate subject to a purchase money mortgage. Additionally, during 2009 we became a rated CMBS primary and special servicer by Fitch Ratings. The primary servicer rating reflects our experienced and tenured management and staff and our long history as a commercial mortgage primary servicer, including with respect to Freddie Mac and CMBS servicing. The special servicer rating is based on our ability to work out, manage and resolve commercial mortgage loans and real estate owned (REO) assets. We believe our servicing platform, experienced personnel and hands-on service allow us to maintain close contact with both borrowers and lenders, and as a result, we are often the first point of contact in connection with refinancing, restructuring or sale of commercial real estate assets. Revenue is earned primarily from servicing fees charged to the lender, as well as from investment income earned on escrow balances.

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

Competition

The commercial real estate services industry, and all of the services that we provide, are highly competitive, and we expect them to remain so. We compete on a national, regional and local basis as well as on a number of other critical factors, including, but not limited to, the quality of our people and client service, historical track record and expertise and range of services and execution skills, absence of conflicts and business reputation. Depending on the product or service, we face competition from other commercial real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. Consistently, the top competitors we face on national, regional and local levels include, but are not limited to, CBRE Capital Markets, Cushman & Wakefield, Eastdil Secured, Jones Lang LaSalle, Northmarq Capital (Marquette) and Berkadia (formerly CapMark). There are numerous other local and regional competitors in each of the local markets where we are located as well as the markets in which we do business.

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

Our broker-dealer subsidiary is also subject to the SEC’s uniform net capital rule, Rule 15c3-1, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiary. The uniform net capital rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below its requirements. In addition, our broker-dealer subsidiary is subject to certain notification requirements related to withdrawals of excess net capital. The USA Patriot Act of 2001 also imposes obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence and other compliance policies and procedures, and procedures for customer verification. Failure to comply with these requirements may result in monetary, regulatory and, in the case of the USA Patriot Act, criminal penalties.

HFF LP is licensed (in some cases, through our employees or its general partner) as a mortgage broker and a real estate broker in multiple jurisdictions. Generally we are licensed in each state where we have an office as well as where we frequently do business.

Seasonality

Our capital markets services revenue is typically seasonal. Historically, this seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. The concentration of earnings and cash flows in the last six months of the year has historically been due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. However, given the recent disruptions facing all global capital markets, and in particular the U.S. commercial real estate markets, this historical pattern of seasonality may or may not continue. For example, although the seasonality described above did occur in 2009 and 2010, it did not occur in 2007 or 2008.

Employees

Our total employment was 427 employees as of December 31, 2010, which represents a 13.6% increase from the December 31, 2009 total employment of 376 employees.

History

We have grown through the combination of several prominent commercial real estate brokerage firms. Our namesake dates back to Holliday Fenoglio & Company, which was founded in Houston in 1982. Although our predecessor companies date back to the 1970s, our recent history began in 1994 when Holliday Fenoglio Dockerty & Gibson, Inc. was purchased by AMRESCO, Inc. to create Holliday Fenoglio Inc. In 1998, Holliday Fenoglio, Inc. acquired Fowler Goedecke Ellis & O’Connor to create Holliday Fenoglio Fowler, L.P. Later that year Holliday Fenoglio Fowler, L.P. acquired PNS Realty Partners, LP and Vanguard Mortgage.

In March 2000, AMRESCO sold select assets including portions of its commercial mortgage banking businesses, Holliday Fenoglio Fowler, L.P., to Lend Lease (US) Inc., the U.S. subsidiary of the Australian real estate services company. In June 2003, HFF Holdings completed an agreement for a management buyout from Lend Lease. In April 2004, we established our broker-dealer subsidiary, HFF Securities L.P.

As previously discussed, in connection with our initial public offering of our Class A common stock in February 2007, we effected a reorganization of our business. As a result of this reorganization HFF, Inc. is a holding company holding partnership units in the Operating Partnerships and all of the outstanding shares of Holliday GP. HFF Holdings and HFF, Inc., through their wholly-owned subsidiaries, are the only limited partners of the Operating Partnerships.

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

We have experienced, in 2010, 2009, 2008 and previous years, and expect in the future to be negatively impacted by, periods of economic slowdowns, recessions and disruptions in the capital markets; credit and liquidity issues in the global and domestic capital markets, including international, national, regional and local markets; and corresponding declines in the demand for commercial real estate and related services within one or more of the markets in which we operate. Historically, commercial real estate markets, and in particular the U.S. commercial real estate market, have tended to be cyclical and related to the flow of capital to the sector, the condition of the economy as a whole and to the perceptions of the market participants as to the relevant economic outlook. Negative economic conditions, changes in interest rates, credit and liquidity issues in the global and domestic capital markets, disruptions in capital markets and/or declines in the demand for commercial real estate and related services in international or domestic markets or in significant markets in which we do business, have had and could have in the future a material adverse effect on our business, results of operations and/or financial condition. Since the latter half of 2009, there has been an improvement in the U.S. stock markets as well as, in certain instances, increasing confidence and stabilization in domestic and foreign economies as well as in select tier one markets for select high quality core assets. However, credit restrictions and market uncertainty have continued into 2011, and we can give no assurances when sustainable improvements will occur throughout the entire U.S. commercial real estate market. In addition, even as underlying economic fundamentals improve, it may take additional time for these improvements to translate into corresponding improvements in the commercial real estate markets. Any such “lag” may be intensified in the current market situation as a result of banks potentially delaying resolution of commercial real estate assets whose values are less than their associated loans so as to delay or avoid related accounting write-offs.

For example:

•	Slowdowns in economic activity could cause tenant demand for space to decline, which would adversely affect the operation and income of commercial real estate properties and thereby affect investor demand and the supply of capital for debt and equity investments in commercial real estate.

•	Declines in the regional or local demand for commercial real estate, or significant disruptions in other segments of the real estate market, could adversely affect our results of operations. During 2010, approximately 20.1%, 9.1%, 7.0%, 5.5%, 5.0% and 10.8% of our capital markets services revenues was derived from transactions involving commercial real estate located in Texas, Florida, California, Illinois, Massachusetts and the region consisting of the District of Columbia, Maryland and Virginia, respectively. As a result, a significant portion of our business is dependent on the economic conditions in general and in certain markets for commercial real estate such as in these areas, which, like other commercial real estate markets, have experienced price volatility or economic downturns in the past.

•	Global and domestic credit and liquidity issues, significant fluctuations in interest rates as well as steady and protracted increases or decreases of interest rates could adversely affect the operation and income of commercial real estate properties as well as the demand from investors for commercial real estate investments. Any of these events could adversely affect investor demand and the supply of capital for debt and equity investments in commercial real estate. In particular, the lack of debt and/or equity for commercial real estate transactions, the resulting global re-pricing of debt and equity risk and/or increased interest rates may reduce the number of acquisitions, dispositions and loan originations, as well as the respective transaction volumes. These factors and events could also cause prices to decrease due to the reduced amount of financing available as well as the increased cost of obtaining financing, and could lead to a decrease in purchase and sale activity.

•	Significant disruptions or changes in capital market flows, as well as credit and liquidity issues in the global and domestic capital markets, regardless of their duration, could adversely affect the supply of and demand for capital from investors for commercial real estate investments. For example, the well-publicized disruptions and dislocations in the global credit markets created significant restrictions in the availability of credit, especially on transitional assets and in the secondary and tertiary markets. In turn, the volume and pace of commercial real estate transactions have been significantly reduced during 2008, 2009 and 2010 as compared to prior periods from 2002 through 2007 and commercial real estate prices have declined in many countries, including the U.S. Changes in the perception that commercial real estate is an accepted asset class for portfolio diversification could also result in a significant reduction in the amount of debt and equity capital available in the commercial real estate sector.

These and other types of events could lead to a further decline in transaction activity as well as a decrease in values, which would likely in turn lead to a reduction in fees and commissions relating to such transactions. These effects would likely cause us to realize lower revenues from our transaction service fees, including debt placement fees and investment sales commissions, which fees usually are tied to the transaction value and are payable upon the successful completion of a particular transaction Such declines in transaction activity and value would likely also significantly reduce our loan servicing activities and revenues as a result of increased delinquencies and defaults on the loans we service and the lack of additional loans that we would have otherwise added to our servicing portfolio.

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

Our business has been and may continue to be adversely affected by recent restrictions in the availability of debt and/or equity capital as well as the lack of adequate credit and the risk of deterioration of the debt and/or credit markets and commercial real estate markets.

Restrictions on the availability of capital, both debt and/or equity, can create significant reductions in the liquidity and flow of capital to the commercial real estate markets. Severe restrictions in debt and/or equity liquidity as well as the lack of the availability of credit in the markets we service in 2010, 2009 and 2008 significantly reduced the volume and pace of commercial real estate transactions compared with past periods. These restrictions also had a general negative effect upon commercial real estate prices themselves. Our business of providing commercial real estate and capital markets services to our clients, who are both users and providers of capital, is particularly sensitive to the volume of activity and pricing in the commercial real estate market. In particular, global and domestic credit and liquidity issues reduced the number of acquisitions, dispositions and loan originations in 2010, 2009 and 2008, compared to prior periods, which may also occur into the future. This has had, and may have in the future, a significant adverse effect on our capital markets services revenues.

Despite the general improvement in the U.S. stock markets that started in the second half of 2009, credit restrictions and market uncertainties continue and we cannot predict with any degree of certainty the magnitude or duration of the recent developments in the credit markets and/or commercial real estate markets as it is inherently difficult to make accurate predictions with respect to such macroeconomic movements that are beyond our control. This uncertainty limits our ability to plan for future developments. In addition, the uncertainty regarding current market conditions may limit the ability of other participants in the credit markets and/or commercial real estate markets to plan for the future. As a result, market participants may act more conservatively than they might in a stabilized market, which may perpetuate and amplify the adverse developments in the markets we service. While business opportunities may emerge from assisting clients with transactions relating to distressed commercial real estate assets, there can be no assurance that the volume of such transactions will be sufficient to meaningfully offset the declines in transaction volumes within the overall commercial real estate market.

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

In addition, our competitors may attempt to recruit our transaction professionals. The employment arrangements, non-competition agreements and retention agreements we have entered into with respect to the members of HFF Holdings or may enter into with our key associates may not prevent our transaction professionals and other key associates from resigning or competing against us. Any such arrangements and agreements will expire after a certain period of time, at which point each such person would be free to compete against us and solicit our clients and employees. In particular, non-competition agreements entered into with nine members of HFF Holdings terminate in March 2011, while non-competition agreements entered into with the other 29 members of HFF Holdings terminate on the earlier of March 2014 and two years following the termination of a member’s services with us. Additionally, we currently do not have employment agreements with certain key associates and there is no assurance that we will be able to retain their services.

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

Negative developments in the business of certain of our clients could adversely affect our results of operation and financial condition.

We could be adversely affected by the actions and negative impacts on the financial condition and results of operations of certain of our clients. Our clients are both users of capital, such as property owners, and providers of capital, such as lenders and equity investors. Defaults or non-performance by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity crises and could lead to losses or defaults by one or more of our clients, which, in turn, could have a material adverse effect on our results of operations and financial condition. In addition, a client may fail to make payments when due, become insolvent or declare bankruptcy. Any client bankruptcy or insolvency or the failure of any client to make payments when due could result in material losses to our company. In particular, if any of our significant clients becomes insolvent or suffers a downturn in its business, it may seriously harm our business. While in 2010 and 2009 no one borrower or no one seller client, respectively, represented more than 4% of our total capital markets services revenues, bankruptcy filings by or relating to one of our clients could delay or bar us from collecting pre-bankruptcy debts from that client.

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

Our future cash flow may not be sufficient to meet our obligations and commitments. In addition, our $40.0 million credit facility expired by its terms on the maturity date in February 2010 and we chose not to exercise our extension option. While we did not borrow on the revolving credit facility during its existence and we currently believe that cash flows from operating activities and our existing cash balances will be sufficient to meet our working capital needs for the foreseeable future, we cannot make any assurances that we will not be required to incur indebtedness under another source of indebtedness financing in the future. If we are unable to obtain additional financing or generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as closing offices, selling material assets or operations, seeking to raise additional debt or equity capital, eliminating certain lines of our capital market platforms or terminating significant numbers of key associates. These actions may not be effected on a timely basis or on satisfactory terms or at all, and these actions may not enable us to continue to satisfy our operating and/or capital requirements. As a result, we may not be able to maintain or accelerate our growth, and any failure to do so could adversely affect our ability to generate revenue and control our expenses, which could adversely affect our business, financial condition and results of operations.

The recent global credit and financial crisis could affect the ability or willingness of the financial institutions with whom we currently do business to provide funding under our current financing arrangements.

The recent unprecedented disruptions and dislocations in the credit markets have created significant changes in the status and creditworthiness of some of the world’s largest banks, investment banks and other financial institutions. A diminution in the ease at which our current financing sources can be drawn upon could negatively impact our liquidity.

While we are party to an uncommitted $175 million warehouse line of credit with PNC Bank, National Association (“PNC”) and an uncommitted $75 million warehouse line of credit with The Huntington National Bank (“Huntington”) to fund our Freddie Mac loan closings in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, such warehouse line of credit arrangements are uncommitted and funded on a transaction-by-transaction basis. As of December 31, 2010, we had aggregate outstanding borrowings of $74.6 million under the PNC and Huntington arrangements (and a corresponding amount of mortgage notes receivable). Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

In addition, adverse conditions in the global banking industry and credit markets may adversely impact the value of our cash investments and impair our liquidity. At December 31, 2010, we had cash and cash equivalents of approximately $73.3 million invested or held in a mix of money market funds, bank demand deposit accounts and Treasury Bills at two financial institutions. The recent disruptions in the credit markets have, in some cases, resulted in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Although we believe that our cash and cash equivalents are invested or placed with secure financial institutions, there is no assurance that these financial institutions will not default on their obligations to us. Moreover, although the Federal Deposit Insurance Corporation (FDIC) insures deposits in banks and thrift institutions up to $250,000 per eligible account, the amount that we have deposited at the applicable institution substantially exceeds the FDIC limit. If either of the financial institutions where we have deposited funds were to fail, we may lose some or all of our deposited funds that exceed the FDIC’s $250,000 insurance coverage limit. Furthermore, these investments are also subject to interest rate risk and other general market risks and may decline in value.

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

We compete across a variety of businesses within the commercial real estate industry. In general, with respect to each of our businesses, we cannot give assurance that we will be able to continue to compete effectively or maintain our current fee arrangements or margin levels or that we will not encounter increased competition. Each of the services we provide to our clients is highly competitive on an international, national, regional and local level. Depending on the product or service, we face competition from, including, but not limited to, commercial real estate service providers, private owners and developers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of whom are clients and many of whom may have greater financial resources than we do. In addition, future changes in laws and regulations could lead to the entry of other competitors. Many of our competitors are local, regional, national or international firms. Although some are substantially smaller than we are, some of these competitors are larger on a local, regional, national or international basis. We may face increased competition from even stronger competitors in the future due to a trend toward consolidation, especially in times of severe economic stress such as what we experience in 2008 through 2010 and we continue to face now. In recent years, there has been substantial consolidation and convergence among companies in our industry. We are also subject to competition from other large national and multi-national firms as well as regional and local firms that have similar service competencies to ours. Our existing and future competitors may choose to undercut our fees, increase the levels of compensation they are willing to pay to their employees and either recruit our employees or cause us to increase our level of compensation necessary to retain our own employees or recruit new employees. These occurrences could cause our revenue to decrease or negatively impact our target ratio of compensation-to-operating revenue, both of which could have an adverse effect on our business, financial condition and results of operations.

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

Future acquisitions of companies and/or people and any necessary related financings may involve significant transaction-related expenses. Transaction-related expenditures include severance costs, lease termination costs, transaction costs, deferred financing costs, possible regulatory costs and merger-related costs, among others. We may also experience difficulties in integrating operations and accounting systems acquired from other companies. These challenges include the diversion of management’s attention from the regular operations of our business and the potential loss of our key clients, our key associates or those of the acquired operations, each of which could harm our financial condition and results of operation. We believe that most acquisitions will initially have an adverse impact on revenues, expenses, operating income and net income. Acquisitions also frequently involve significant costs related to integrating people, information technology, accounting, reporting and management services and rationalizing personnel levels. If we are unable to fully integrate the accounting, reporting and other systems of the businesses we acquire, we may not be able to effectively manage them and our financial results may be materially affected. Moreover, the integration process itself may be disruptive to our business as it requires coordination of culture, people and geographically diverse organizations and implementation of new accounting and information technology systems.

In addition, acquisitions of businesses involve risks that the businesses acquired will not perform in accordance with expectations, that the expected synergies associated with acquisitions will not be achieved and that business judgments concerning the value, strengths and weaknesses of the people and the businesses acquired will prove incorrect, which could have an adverse affect on our business, financial condition and results of operations.

A failure to appropriately deal with actual or perceived conflicts of interest could adversely affect our businesses.

Outside of our people, our reputation is one of our most important assets. As we have expanded the scope of our businesses, capital market platforms and our client base, we increasingly have to address potential, actual or perceived conflicts of interest relating to the capital markets services we provide to our existing and potential clients. For example, conflicts may arise between our position as an advisor to both the buyer and seller in commercial real estate sales transactions or in instances when a potential buyer requests that we represent it in securing the necessary capital to acquire an asset we are selling for another client or when a capital source takes an adverse action against an owner client that we are representing in another matter. In addition, certain of our employees hold interests in real property as well as invest in pools of funds outside of their capacity as our employees, and their individual interests could be perceived to or actually conflict with the interests of our clients. While we believe we have attempted to adopt various policies, controls and procedures to address or limit actual or perceived conflicts, these policies and procedures may not be adequate or carry attendant costs and may not be adhered to by our employees. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged and cause us to lose existing clients or fail to gain new clients if we fail, or appear to fail, to deal appropriately with conflicts of interest, which could have an adverse affect on our business, financial condition and results of operations.

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

A significant portion of our revenue is typically seasonal. Historically, during normal economic and capital markets conditions, this seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. This variance among periods during each calendar year makes comparison between such periods difficult, and it also makes the comparison of the same periods during different calendar years difficult as well. However, given the recent disruptions facing all global capital markets, and in particular the U.S. commercial real estate markets, this historical pattern of seasonality may or may not continue. For example, while the seasonality described above did occur in 2010 and 2009, it did not occur in 2007 or 2008.

Our existing goodwill and other intangible assets could become impaired, which may require us to take significant non-cash charges.

Under current accounting guidelines, we evaluate our goodwill and other intangible assets for potential impairment annually or more frequently if circumstances indicate impairment may have occurred.

As of December 31, 2010, our recorded goodwill was approximately $3.7 million and our other intangible assets, net, were $10.5 million. As of March 4, 2011, management’s analysis indicates that a greater than 80% decline in the Company’s estimated enterprise value may result in the recorded goodwill being potentially impaired and would require management to measure the amount of the impairment charge, which could result in a substantial impairment of our goodwill. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. As of December 31, 2010, the fair value and net book value of the servicing rights were $12.0 million and $10.4 million, respectively. A 10%, 20% and 30% increase in the level of assumed prepayments would decrease the estimated fair value of the servicing rights at the stratum level by up to 1.8%, 3.6% and 5.3%, respectively. A 10%, 20% and 30% increase in cost of servicing of the servicing business would decrease the estimated fair value of the servicing rights at the stratum level by up to 10.7%, 21.4% and 32.1%, respectively. A 10%, 20% and 30% increase in the discount rate would decrease the estimated fair value of the servicing rights at the stratum level by up to 3.0%, 5.7% and 8.4%, respectively. For further detail, refer to the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies; Use of Estimates” in this Annual Report on Form 10-K. Any impairment of goodwill or other intangible assets would result in a one-time non-cash charge against earnings, which charge could materially adversely affect our reported results of operations and the market price of our Class A common stock in future periods.

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

The net deferred tax asset of $164.3 million at December 31, 2010 is comprised mainly of a $175.0 million deferred tax asset related to the a tax basis step-up election under Section 754 of the Internal Revenue Code made by HFF, Inc. relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for shares of the Company’s Class A common stock since the date of the Reorganization Transactions, net of a $20.6 million valuation allowance. The net deferred tax asset related to the Section 754 election tax basis step up of $154.4 million represents annual pre-tax deductions of approximately $24.4 million through 2021 then decreasing over the next four years to approximately $2.5 million in 2025. In order to realize the annual pre-tax benefit of approximately $24.4 million, the Company needs to generate approximately $160.0 million in revenue each year, assuming our current cost structure. In the event that the Company cannot realize the annual pre-tax benefit of $24.4 million each year, the shortfall becomes a net operating loss that can be carried back 3 years to offset prior years’ taxable income or carried forward 20 years to offset future taxable income. During 2008 and 2009, based on the decline in production volume and corresponding impact on operating results, we did not realize the entire benefit of the annual deduction. Currently, $11.3 million of this cumulative benefit is characterized as a net operating loss and can be carried forward for periods that begin to expire in 2028. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income.

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

A number of our services are subject to regulation by the SEC, FINRA and state real estate commissions and securities regulators. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of the registration of us or any of our subsidiaries as a commercial real estate broker or broker-dealer. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or significantly impair our ability to gain new clients. Our broker-dealer operations are subject to periodic examination by the SEC and FINRA. FINRA may identify deficiencies in the procedures and practices of HFF Securities and may require HFF Securities to take remedial action. FINRA may also identify significant violations of law, rules or regulations, resulting in formal disciplinary action and the imposition of sanctions, including potentially the revocation of HFF Securities’ registration as a broker-dealer. We cannot predict the outcome of any such examinations or processes, and any negative regulatory action may have a significant and material adverse affect on our company. In addition, it is possible that the regulatory scrutiny of, and litigation in connection with conflicts of interest will make our clients less willing to enter into transactions in which such a conflict may occur, and significantly impair our ability to gain new clients, which could adversely affect our business, financial condition and results of operation.

In addition, we may be adversely affected as a result of new or revised legislation or regulations adopted by the SEC, other United States, state or local governmental regulatory authorities or self-regulatory organizations that supervise the financial and commercial real estate markets as well as changes in administrations or enforcement priorities of any of these authorities or organizations.

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

As part of the Reorganization Transactions, approximately 45% of the partnership units in each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP) held by Holdings Sub, a wholly-owned subsidiary of HFF Holdings, were sold to HoldCo LLC, our wholly-owned subsidiary, for cash raised in the initial public offering. Beginning in February 2009, twenty-five percent partnership units in HFF LP and HFF Securities held by HFF Holdings became exchangeable by HFF Holdings for shares of our Class A common stock. In addition, members of HFF Holdings gained the right to exchange an additional twenty-five percent of the partnership units in the Operating Partnerships held by HFF Holdings for shares of Class A common stock in February 2010 and have the right to direct HFF Holdings to exchange an additional twenty-five percent of the partnership units in the Operating Partnerships held by the HFF Holdings for shares of our Class A common stock beginning in each of February 2011 and 2012. However, these contractual provisions may be waived, amended or terminated by the members of Holdings following consultation with our board of directors. In June 2010, following consultation with our board of directors, the members of HFF Holdings agreed to modify the exchange rights in connection with the extension of our employment agreements with certain participating members of HFF Holdings. These modifications permitted HFF Holdings to exchange in June 2010 all of its partnership units in the Operating Partnerships that corresponded to the participating members’ interests in HFF Holdings for shares of Class A common stock, although a portion of the shares of Class A common stock received in the exchange became subject to resale restrictions. Through February 2011, 19,332,467 partnership units have been exchanged for shares of our Class A common stock. The initial sale and subsequent exchanges have resulted and are expected to result in increases in the tax basis of the assets of HFF LP and HFF Securities that would be allocated to HFF, Inc. These increases in tax basis would likely reduce the amount of tax that we would otherwise be required to pay in the future depending on the amount, character and timing of our taxable income, but there can be no assurances that such treatment will continue in the future.

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

Risks Related to Our Class A Common Stock

Ownership by certain of our transaction professionals, directly or through HFF Holdings, of substantial voting power in HFF, Inc. may give rise to conflicts of interests and may prevent new investors from influencing significant corporate decisions.

Members of HFF Holdings, who consist of our senior transaction professionals, held in their individual capacity or through their ownership interests in HFF Holdings approximately 48% of the voting power in HFF, Inc. as of March 1, 2011. As a result, and in combination with the fact that our certificate of incorporation does not provide for cumulative voting, the members of HFF Holdings have the ability to exert significant influence in the election of the members of our board of directors and thereby the control of our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends. In addition, the members of HFF Holdings will be able to significantly influence the outcome of all matters requiring stockholder approval, including a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. We cannot assure you that the interests of the members of HFF Holdings will not conflict with your interests.

The concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might ultimately affect the market price of our Class A common stock. As a result of the influence exercised by the members of HFF Holdings over us, we cannot assure you that we would not have received more favorable terms from an unaffiliated party in our agreements with HFF Holdings.

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

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We must annually evaluate our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management and auditors to assess the effectiveness of internal controls. If we fail to remedy or maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation.

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

The trading market for our Class A common stock will depend in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts, nor can we assure that any analysts will continue to follow us and issue research reports. Furthermore, if one or more of the analysts who do cover us downgrades our company or our industry, or the stock of any of our competitors, the price of our Class A common stock could decline. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause the price of our Class A common stock to decline.

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

At March 1, 2011, HFF Holdings owned 1,022,533 partnership units, or approximately 2.8%, in each of the Operating Partnerships. Our amended and restated certificate of incorporation will allow the exchange of partnership units in the Operating Partnerships (other than those held by us) for shares of our Class A common stock on the basis of two partnership units (one in each Operating Partnership) for one share of Class A common stock, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Pursuant to contractual provisions and subject to certain exceptions, HFF Holdings was restricted from exchanging partnership units for Class A common stock until January 2009. After that time, HFF Holdings gained the right to exchange 25% of its partnership units, with an additional 25% becoming available for exchange each year thereafter. However, these contractual provisions may be waived, amended or terminated by the members of Holdings LLC following consultation with our board of directors. In June 2010, following the consultation with our board of directors, the members of HFF Holdings agreed to modify the exchange rights in connection with the extension of our employment agreements with certain participating members of HFF Holdings. These modifications permitted HFF Holdings to exchange in June 2010 all of its partnership units in the Operating Partnerships that corresponded to the participating members’ interests in HFF Holdings for shares of Class A common stock. During 2010, HFF Holdings exchanged 17,574,374 partnership units for 17,574,374 shares of our Class A common stock. Of these shares of our Class A Common Stock, 4,020,640 shares are subject to the resale restrictions imposed in June 2010. In March 2013, 33% or approximately 1.34 million of such restricted shares of Class A common stock will be eligible to be freely sold, with a like amount of such restricted shares of Class A common stock being eligible to be freely sold in each of March 2014 and in March 2015. Additionally, during the first two months of 2011, HFF Holdings exchanged another 1,113,691 partnership units for 1,113,691 shares of our Class A common stock, which are not subject to any resale restrictions.

In addition, as of March 1, 2011, 614,982 shares of our Class A common stock were reserved for issuance under outstanding awards of unvested restricted stock or options to purchase our Class A common stock and 2,586,466 shares of our Class A common stock were reserved for future issuance under our 2006 Omnibus Incentive Compensation Plan

The market price of our Class A common stock may continue to be volatile, which could cause the value of your investment to decline or subject us to litigation.

Our stock price is affected by a number of factors, including quarterly and annual variations in our results and those of our competitors; changes to the competitive landscape; estimates and projections by the investment community; the arrival or departure of key personnel, especially the retirement or departure of key senior transaction professionals and management, including members of HFF Holdings; the introduction of new services by us or our competitors; and acquisitions, strategic alliances or joint ventures involving us or our competitors. Securities markets worldwide experience significant price and volume fluctuations as has been the case in the past, including 2007, 2008 and 2009. This market volatility, as well as general global and domestic economic, credit and liquidity issues, market or political conditions, has reduced and may reduce in the future the market price of our Class A common stock. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our Class A common stock could decrease significantly.

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

Our principal executive offices are located in leased office space at One Oxford Centre, 301 Grant Street, Suite 600, Pittsburgh, Pennsylvania. We also lease or sublease space for our offices at Boston, Massachusetts; Hartford, Connecticut; New York, New York; Florham Park, New Jersey; Washington, D.C.; Miami, Florida; Orlando, Florida; Tampa, Florida; Atlanta, Georgia; Indianapolis, Indiana; Chicago, Illinois; Houston, Texas; Dallas, Texas; Austin, Texas; San Diego, California; Orange County, California; Los Angeles, California; San Francisco, California, Denver, Colorado and Portland, Oregon. We do not own any real property. We believe that our existing facilities will be sufficient for the conduct of our business during the next fiscal year.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock, par value $0.01 per share, trades on the New York Stock Exchange (“NYSE”) under the symbol “HF.” In connection with our initial public offering, our Class A common stock was priced for initial sale on January 30, 2007. There was no established public trading market for our common stock prior to that date. On March 4, 2011 the closing sales price, as reported by the NYSE, was $13.99.

The following table sets forth the high and low sale prices for our Class A common stock as reported by the NYSE for the periods indicated:

	2010
	High	Low

1st Quarter	$7.95	$5.90
2nd Quarter	9.95	7.04
3rd Quarter	9.34	6.78
4th Quarter	10.16	8.85

	2009
	High	Low

1st Quarter	$2.80	$1.05
2nd Quarter	4.56	1.92
3rd Quarter	6.99	3.49
4th Quarter	6.80	5.44

For equity compensation plan information, please refer to Item 12 in Part III of the Annual Report on Form 10-K.

Holders

On March 4, 2011, we had 56 stockholders of record of our Class A common stock.

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

Performance Graph

The following graph shows our cumulative total stockholder return for the period beginning with our initial public offering on January 30, 2007 and ending on December 31, 2010. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, and an industry peer group for this period.

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

COMPARISON OF 47-MONTH CUMULATIVE TOTAL RETURN
Among HFF, Inc., The S&P 500 Index, and a Peer Group

	1/31/07	3/31/07	6/30/07	9/30/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09

● HFF, Inc.	100.00	80.21	82.94	63.48	41.39	26.79	30.43	21.44	13.10	10.70	20.86	36.42	33.42
■ S&P 500 Index	100.00	98.79	104.53	106.15	102.09	91.97	89.00	80.98	62.80	55.48	63.92	73.50	77.53
▲ Peer Group	100.00	95.33	103.00	86.33	63.04	66.15	54.86	38.96	19.36	16.80	28.59	38.97	47.88

	3/31/10	6/30/10	9/30/10	12/31/10

● HFF, Inc.	39.73	37.81	49.63	51.66
■ S&P 500 Index	81.31	71.66	79.35	87.44
▲ Peer Group	57.08	50.57	66.99	68.80

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities of the Company during 2010.

Item 6.	Selected Financial Data

The following tables present our selected consolidated financial data, which reflects the financial position and results of operations as if Holliday GP, the Operating Partnerships and HFF, Inc. were consolidated for all periods presented. Certain prior year amounts have been revised to reflect the adoption of a new accounting standard regarding noncontrolling interests in consolidated financial statements. The selected historical consolidated financial data as of and for the years ended December 31, 2010, 2009, and 2008 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data for the year ended December 31, 2007 and 2006 was also derived from our audited consolidated financial statements not otherwise included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future performance or results of operations. You should read the combined historical financial data together with our consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K.

	For the Year Ended December 31,
	2010	2009	2008	2007	2006

Statement of Income Data:
Total revenue	$139,972	$77,476	$131,687	$255,666	$229,697
Operating expenses	124,607	81,390	130,401	207,686	175,410

Operating income (loss)	15,365	(3,914)	1,286	47,980	54,287
Interest and other income, net	9,487	6,431	4,928	6,469	1,139
Interest expense	(64)	(419)	(20)	(407)	(3,541)
Decrease in payable under the tax receivable agreement	813	1,889	3,862	—	—

Income before income taxes	25,601	3,987	10,056	54,042	51,885
Income taxes(a)	8,612	2,208	5,043	9,874	332

Net income	16,989	1,779	5,013	44,168	51,553
Net income attributable to noncontrolling interest	6,098	2,531	4,784	29,748	—

Net income (loss) attributable to controlling interest	$10,891	$(752)	$229	$14,420	$51,553
Less net income earned prior to IPO and reorganization	—	—	—	(1,893)	(51,553)

Income (loss) available to common stockholders	$10,891	$(752)	$229	$12,527	$—

Diluted earnings per common share	$0.40	$(0.05)	$0.01.	$0.84	—

Balance Sheet Data:
Total assets	$333,150	$223,644	$202,498	$240,476	$154,302
Long term debt, excluding current portion	$138	$123	$60	$111	$91
Total liabilities	$243,467	$156,639	$136,872	$180,648	$198,620

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

Overview

Our Business

We are one of the leading providers of commercial real estate and capital markets services to the U.S. commercial real estate industry based on transaction volume and we are one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 18 offices nationwide with approximately 171 transaction professionals and 256 support associates. During 2010, we advised on approximately $19.5 billion of completed commercial real estate transactions, a 128.5% increase compared to the approximately $8.5 billion of completed transactions we advised on in 2009.

Substantially all of our revenues are in the form of capital markets services fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We also earn fees from commercial loan servicing activities. We believe that our multiple product offerings, diverse client mix, expertise in a wide range of property types and national platform have the potential to create a diversified revenue stream within the U.S. commercial real estate sector. Our revenues and net income attributable to controlling interest were $140.0 million and $10.9 million, respectively, for the year ended December 31, 2010, compared to revenues and net loss attributable to controlling interest of $77.5 million and $0.8 million, respectively, for the year ended December 31, 2009.

Our business may continue to be significantly affected by factors outside of our control, particularly including:

•	Economic and commercial real estate market downturns. Our business is dependent on international and domestic economic conditions and the demand for commercial real estate and related services in the markets in which we operate. A slow down, a significant downturn and/or a recession in either the global economy and/or the domestic economy, including even a regional economic downturn, could adversely affect our business. A general decline in acquisition and disposition activity can lead to a reduction in fees and commissions for arranging such transactions, as well as in fees and commissions for arranging financing for acquirers and property owners that are seeking to recapitalize their existing properties. Likewise, a general decline in commercial real estate investment activity can lead to a reduction in fees and commissions for arranging acquisitions, dispositions and financings for acquisitions as well as for recapitalizations for existing property owners. Such a general decline can also lead to a significant reduction in our loan servicing activities, due to increased delinquencies and defaults and lack of additional loans that we would have otherwise added to our loan servicing portfolio.

•	Global and domestic credit and liquidity issues. Global and domestic credit and liquidity issues has recently led to an economic downturn, including a commercial real estate market downturn. This downturn in turn led to a decrease in transaction activity and lower values. The recent situation in the global credit markets, whereby many world governments (including the U.S., where the Company transacts virtually all of its business) have had to take unprecedented and uncharted steps to either support the financial institutions in their respective countries from collapse or have taken direct ownership of same, is unprecedented in the Company’s history. Restrictions on the availability of capital, both debt and/or equity, created significant reductions and could further reduce the liquidity in and flow of capital to the commercial real estate markets. These restrictions could also cause commercial real estate prices to decrease due to the reduced amount of equity capital and debt financing available. In particular, global and domestic credit and liquidity issues may reduce the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes, which could in turn adversely affect our capital markets services revenues including our servicing revenue.

•	Decreased investment allocation to commercial real estate class. Allocations to commercial real estate as an asset class for investment portfolio diversification may decrease for a number of reasons beyond our control, including poor performance of the asset class relative to other asset classes or the superior performance of other asset classes when compared with continued good performance of the commercial real estate asset class or the poor performance of all asset classes. In addition, while commercial real estate is now viewed as an accepted and valid class for portfolio diversification, if this perception changes, there could be a significant reduction in the amount of debt and equity capital available in the commercial real estate sector. In particular, reductions in debt and/or equity allocations to commercial real estate may reduce the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes, which could in turn adversely affect our capital markets services revenues (including our servicing revenue).

•	Fluctuations in interest rates. Significant fluctuations in interest rates as well as steady and protracted movements of interest rates in one direction (increases or decreases) could adversely affect the operation and income of commercial real estate properties, as well as the demand from investors for commercial real estate investments. Both of these events could adversely affect investor demand and the supply of capital for debt and equity investments in commercial real estate. In particular, increased interest rates may cause prices to decrease due to the increased costs of obtaining financing and could lead to decreases in purchase and sale activities, thereby reducing the amounts of investment sales and loan originations and related servicing fees. If our investment sales origination and servicing businesses are negatively impacted, it is likely that our other lines of business would also suffer due to the relationship among our various capital markets services.

The factors discussed above have adversely affected and continue to be a risk to our business, as evidenced by the effects of the significant recent disruptions in the global capital and credit markets, and in particular the domestic capital markets. In particular, global and domestic credit and liquidity issues, coupled with the global and domestic economic recession/slow down, reduced in 2008, 2009 and 2010, when compared to prior periods in 2002 through 2007, and may reduce in the future the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes. This has had, and may have in the future, a significant adverse effect on our capital markets services revenues. The significant balance sheet issues of many CMBS lenders, banks, life insurance companies, mortgage REITS and debt funds, captive finance companies and other financial institutions have adversely affected, and will likely continue to adversely affect, the flow of commercial mortgage debt to the U.S. capital markets, and, in turn, can potentially adversely affect all of our capital markets services platforms and resulting revenues.

The recent economic slowdown and domestic and global recession also continue to be a risk, not only due to the potential negative adverse impacts on the performance of U.S. commercial real estate markets, but also due to the ability of lenders and equity investors to generate significant funds to continue to make loans and equity available to the commercial real estate market, and, in particular, in the U.S., where we operate.

Other factors that may adversely affect our business are discussed under the heading “Forward-Looking Statements” and under the caption “Risk Factors” in this Annual Report on Form 10-K.

Key Financial Measures and Indicators

Revenues

Substantially all of our revenues are derived from capital markets services. These capital markets services revenues are in the form of fees collected from our clients, usually negotiated on a transaction-by-transaction basis, which includes origination fees, investment sales fees earned for brokering sales of commercial real estate, loan servicing fees and loan sales and other production fees. We also earn interest on mortgage notes receivable during the period between the origination of the loan and the subsequent sale to Freddie Mac. For the year ended

December 31, 2010, we had total revenues of $140.0 million, of which approximately 97.8% were attributable to capital markets services revenue, 1.5% were attributable to interest on mortgage notes receivable and 0.7% were attributable to other revenue sources. For the year ended December 31, 2009, our total revenues equaled $77.5 million, of which 93.2% were generated by our capital markets services, 4.5% were attributable to interest on mortgage notes receivable and 2.3% were attributable to other revenue sources.

Total Revenues:

Capital markets services revenues.  We earn our capital markets services revenue through the following activities and sources:

•	Origination fees. Our origination fees are earned through the placement of debt, equity and structured financing. Debt placements represent the majority of our business, with approximately $10.7 billion and $5.7 billion of debt transaction volume in 2010 and 2009, respectively. Fees earned by HFF Securities for discretionary and non-discretionary equity capital raises and other investment banking services are also included with capital markets services revenue in our consolidated statements of income. We recognize origination revenues at the closing of the applicable financing and funding of capital, when such fees are generally collected. We recognize fees earned by HFF Securities at the time the capital is funded or committed, based on the underlying fee agreement, unless collectibility of our fee is not reasonably assured, in which case we recognize fees as they are collected.

•	Investment sales fees. We earn investment sales fees by acting as a broker for commercial real estate owners seeking to sell a property(ies) or an interest in a property(ies). We recognize investment sales revenues at the close and funding of the sale, when such fees are generally collected.

•	Loan servicing fees. We generate loan servicing fees through the provision of collection, remittance, recordkeeping, reporting and other related loan servicing functions, activities and services. We also earn fees through escrow balances maintained as a result of required reserve accounts and tax and insurance escrows for the loans we service. We recognize loan servicing revenues at the time services are rendered, provided the loans are current and the debt service payments are actually made by the borrowers. We recognize the other fees related to escrows and other activities at the time the fees are paid.

•	Loan sales and other production fees. We generate loan sales and other production fees through assisting our clients in their efforts to sell all or portions of commercial real estate debt notes. We recognize loan sales and other production revenues at the close and funding of the capital to consummate a sale, when such fees are generally collected.

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

Costs and Expenses

The largest components of our expenses are our operating expenses, which consist of cost of services, personnel expenses not directly attributable to providing services to our clients, occupancy expenses, travel and entertainment expenses, supplies, research and printing expenses and other expenses. For the years ended December 31, 2010 and 2009, our total operating expenses were $124.6 million and $81.4 million, respectively.

Effective September 1, 2010, we reinstated the Company 401(k) matching contribution which was suspended on April 1, 2009. We will make matching contributions equal to 50% of the first 6% of both deferred and after-tax salary contribution, up to an annual maximum of $5,000 for all eligible employees. Effective October 1, 2010, we reinstated to the December 31, 2008 levels, the salaries for our chief executive officer, production members of the Operating Committee of the Company’s wholly-owned subsidiary, HFF Partnership Holdings LLC, and our office heads. These salaries were previously reduced and/or eliminated on April 1, 2009. In addition, we incurred personnel expenses related to special cash bonuses and equity awards granted in the fourth quarter of 2010.

Operating Expenses:

Cost of Services.  The largest portion of our expenses is cost of services. We consider personnel expenses directly attributable to providing services to our clients and certain purchased services to be directly attributable to the generation of our capital markets services revenue, and classify these expenses as cost of services in the consolidated statements of income. Personnel expenses include employee-related compensation and benefits. Most of our transaction professionals are paid commissions; however, there are some transaction professionals who are initially paid a salary or draw with commissions credited against the salary or draw. Analysts, who support transaction professionals in executing transactions, are paid a salary plus a discretionary bonus, which is usually calculated as a percentage of an analyst bonus pool or as direct bonuses for each transaction, depending on the policy of each regional office. All other employees may receive a combination of salary and an incentive bonus based on performance or job function.

Personnel.  Personnel expenses include employee-related compensation and benefits that are not directly attributable to providing services to our clients, profit participation bonuses, stock based compensation and any other incentive bonus compensation that is not directly attributable to providing services to our clients. Offices or lines of business that generate profit margins of 14.5% or more are entitled to profit participation bonuses equal to 15% of adjusted operating income (as defined in the HFF LP or HFF Securities Amended and Restated Profit Participation Bonus Plan, as applicable) generated by the office or line of business. The allocation of the profit participation and how it is shared within the office are determined by the office head with a review by the managing member of HFF LP or HFF Securities, as the case may be. In 2010 and 2009, total profit participation bonuses paid were approximately 23.4% and 40.0% respectively of operating income before the profit participation bonus. This decreased percentage is due to higher operating income achieved in 2010.

In addition, in January 2011, we adopted the HFF, Inc. Firm Profit Participation Bonus Plan. For each calendar year beginning in 2011, if we achieve a 17.5% or greater adjusted operating income margin (as defined under such plan), a bonus pool will be funded by a percentage, ranging from 15% to 25%, of our adjusted operating income (as defined under such plan) beyond predefined adjusted operating income margin thresholds. Members of the executive and leadership committees of the Operating Partnerships are eligible to receive a bonus payment under the Firm Profit Participation Bonus Plan. The Firm Profit Participation Bonus Plan will be administered by our chief executive officer, provided that any profit participation bonuses to be paid to any executive officers of HFF, Inc. must be approved in advance by our board of directors or an appropriate committee thereof.

Stock Based Compensation.  Effective January 1, 2006, the Company adopted ASC 718, Compensation — Stock Compensation (ASC 718), using the modified prospective method. Under this method, the Company recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the adoption for which requisite service has not been provided as of January 1, 2006. The Company did not grant any share-based awards prior to January 31, 2007. ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The fair value of the restricted stock awards is calculated as the market value of the Company’s Class A common stock on the date of grant. The Company also has restricted stock awards that are accounted for as liability awards and require remeasurment to fair value at the end of each reporting period. The Company’s awards are subject to graded or cliff vesting. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions for all stock-based payment awards are evaluated on a quarterly basis and updated as necessary.

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

Interest and Other Income, net:

Interest and other income, net consists of income recognized upon the initial recording of mortgage servicing rights for which no consideration is exchanged, impairment of mortgage servicing rights, gains on the sale of loans, gains on the sale of mortgage servicing rights, securitization compensation from the sale of mortgage servicing rights that were part of a securitization pool, trading profits on certain Fannie Mae loans and interest earned from the investment of our cash and cash equivalents and short-term investments.

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

Our effective tax rate is sensitive to several factors including changes in the mix of our geographic profitability. We evaluate our estimated tax rate on a quarterly basis to reflect changes in: (i) our geographic mix of income, (ii) legislative actions on statutory tax rates and (iii) tax planning for jurisdictions affected by double taxation. We continually seek to develop and implement potential strategies and/or actions that would reduce our overall effective tax rate.

Noncontrolling Interest:

Prior to January 2007, we did not reflect noncontrolling interest in our financial results. Following the Reorganization Transactions, however, we record noncontrolling interest relating to the ownership interest of HFF Holdings in the Operating Partnerships. HoldCo LLC, a wholly-owned subsidiary of HFF, Inc., owns the sole general partner of the Operating Partnerships. HFF, Inc. has a majority economic interest and majority voting interest in the Operating Partnerships and controls the management of the Operating Partnerships. The limited partners in the Operating Partnerships do not have kick-out rights or other substantive participating rights. As a result, HFF, Inc. consolidates the Operating Partnerships and records a noncontrolling interest for the economic interest in the Operating Partnerships indirectly held by HFF Holdings.

Results of Operations

Following is a discussion of our results of operation for the years ended December 31, 2010, 2009 and 2008. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	For The Year Ended December 31,
	2010		2009		Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(Dollars in thousands, unless percentages)

Revenues
Capital markets services revenue	$136,837	97.8%	$72,234	93.2%	$64,603	89.4%
Interest on mortgage notes receivable	2,087	1.5%	3,458	4.5%	(1,371)	(39.6)%
Other	1,048	0.7%	1,784	2.3%	(736)	(41.3)%

Total revenues	139,972	100.0%	77,476	100.0%	62,496	80.7%
Operating expenses
Cost of services	80,050	57.2%	47,923	61.9%	32,127	67.0%
Personnel	16,103	11.5%	7,144	9.2%	8,959	125.4%
Occupancy	7,054	5.0%	7,573	9.8%	(519)	(6.9)%
Travel and entertainment	3,837	2.7%	2,841	3.7%	996	35.1%
Supplies, research and printing	3,117	2.2%	2,162	2.8%	955	44.2%
Other	14,446	10.3%	13,747	17.7%	699	5.1%

Total operating expenses	124,607	89.0%	81,390	105.1%	43,217	53.1%

Operating income (loss)	15,365	11.0%	(3,914)	(5.1)%	19,279	492.6%
Interest and other income, net	9,487	6.8%	6,431	8.3%	3,056	47.5%
Interest expense	(64)	(0.0)%	(419)	(0.5)%	355	(84.7)%
Decrease in payable under the tax receivable agreement	813	0.6%	1,889	2.4%	(1,076)	(57.0)%

Income before taxes	25,601	18.3%	3,987	5.1%	21,614	542.1%
Income tax expense	8,612	6.2%	2,208	2.8%	6,404	290.0%

Net income	16,989	12.1%	1,779	2.3%	15,210	855.0%
Net income attributable to noncontrolling interest	6,098	4.4%	2,531	3.3%	3,567	140.9%

Net income (loss) attributable to controlling interest	$10,891	7.8%	$(752)	(1.0)%	$11,643	NM

“NM” = Not Meaningful

Revenues.  Our total revenues were $140.0 million for the year ended December 31, 2010 compared to $77.5 million for the same period in 2009, an increase of $62.5 million, or 80.7%. Revenues increased primarily as a result of a 128.5% increase in production volumes and related revenues in all of our capital markets services platforms. A portion of the 128.5% increase in production volume was achieved due to one large investment sales portfolio transaction and the related debt placement for the buyer of the portfolio, and one large investment sale and related debt placement transaction which closed during 2010. If these transactions were excluded, our production volume would have increased by 92.1% as compared to 2009.

•	The revenues we generated from capital markets services for the year ended December 31, 2010 increased $64.6 million, or 89.4%, to $136.8 million from $72.2 million for the same period in 2009. The increase is primarily attributable to increased production.

•	The revenues derived from interest on mortgage notes was $2.1 million for the year ended December 31, 2010 compared to $3.5 million for the same period in 2009, a decrease of $1.4 million. The decrease is due to a lower average loan value on a slightly higher number of loans originated in our participation in Freddie Mac’s Program Plus Seller Servicer® Program during the year ended December 31, 2010 as compared to 2009.

•	The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were $1.0 million for the year ended December 31, 2010 compared to $1.8 million for the same period in 2009, a decrease of approximately $0.7 million, or 41.3%.

Total Operating Expenses.  Our total operating expenses were $124.6 million for the year ended December 31, 2010 compared to $81.4 million for the same period in 2009, an increase of $43.2 million, or 53.1%. Expenses increased primarily due to increased cost of services and personnel costs as a result of the increase in capital markets services revenue and from special cash and restricted stock bonuses. Additionally, increased expenses were recognized in supplies, research and printing, travel and entertainment, professional fees, postage and delivery costs and marketing and advertising. These increases were slightly offset by decreased interest expense on our warehouse line of credit, which is primarily due to the lower loan values on loans originated in our participation in Freddie Mac’s Program Plus Seller Servicer® Program.

•	The costs of services for the year ended December 31, 2010 increased $32.1 million, or 67.0%, to $80.1 million from $47.9 million for the same period in 2009. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues. Cost of services as a percentage of capital markets services revenues were approximately 58.5% and 66.3% for the years ended December 31, 2010 and December 31, 2009, respectively. This percentage decrease in 2010 is primarily attributable to the fixed portion of cost of services, such as salaries for our analysts and fringe benefit costs, being spread over higher revenue.

•	Personnel expenses that are not directly attributable to providing services to our clients for the year ended December 31, 2010 increased $9.0 million, or 125.4%, to $16.1 million from $7.1 million for the same period in 2009. The increase is primarily related to an increase in incentive compensation due to a $4.5 million charge relating to special cash and restricted stock bonuses awarded to certain members of management and other employees of the Company and the Operating Partnerships in 2010 and an increase in our profit participation expense of $3.6 million.

The stock compensation cost, included in personnel expenses, that has been charged against income for the year ended December 31, 2010 was $1.0 million as compared to $1.1 million for the same period in 2009. At December 31, 2010, there was approximately $4.6 million of unrecognized compensation cost related to share-based awards. The weighted average remaining contractual term of the nonvested restricted stock units is 2.8 years as of December 31, 2010. The weighted average remaining contractual term of the nonvested options is 10.7 years as of December 31, 2010.

•	Occupancy, travel and entertainment, and supplies, research and printing expenses for the year ended December 31, 2010 increased $1.4 million, or 11.4%, to $14.0 million compared to the same period in 2009. This increase is primarily due to increased supplies, research and printing and travel and entertainment costs stemming from the increase in capital markets services revenues. These increases were slightly offset by decreased occupancy costs.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $14.4 million in the year ended December 31, 2010, an increase of $0.7 million, or 5.1%, versus $13.7 million in the year ended December 31, 2009. This increase is primarily related to increases in a number of cost categories such as marketing and advertising, outsourcing and licensing, postage and delivery charges, professional fees, depreciation and amortization and other general and administrative costs. These increases were partially offset by decreased interest expense on our warehouse lines of credit supporting our Freddie Mac Program Plus Seller Servicer business and decreased insurance costs.

Operating income (loss).  Our operating income in 2010 was $15.4 million, an increase of $19.3 million from an operating loss of $3.9 million in 2009. We attribute this increase to several factors, with the most significant cause being an increase of revenues of $62.5 million.

Interest and other income, net.  Interest and other income, net in 2010 increased $3.1 million, or 47.5%, to $9.5 million from $6.4 million in 2009. This increase was primarily due to increased income from our mortgage servicing rights and gains realized from the sale of certain mortgage servicing rights, securitization compensation from the sale of certain mortgage servicing rights that were part of a securitization pool and trading profits on certain Fannie Mae loans. This increase was slightly offset by lower interest income earned due to lower interest rates.

Interest expense.  The interest expense we incurred during the year ended December 31, 2010 totaled $64,000, compared to $0.4 million of similar expenses incurred in the year ended December 31, 2009. This decrease is primarily due to the recording of the unused commitment fee on the unused amount of credit on our Amended Credit Agreement with Bank of America, N.A. during 2009. During 2009, the Company corrected an error related to previously unrecorded commitment fees on its unused line of credit and recorded approximately $230,000 of interest expense that represented the cumulative amount of unused commitment fees for the period from February 5, 2007 to December 31, 2008 and recorded an additional approximately $120,000 of expense related to the year ending December 31, 2009. The prior period correction was not considered material to restate prior period financial statements. The credit facility under our Amended Credit Agreement expired by its terms on the maturity date of February 5, 2010, and we chose not to exercise our extension option.

Net Income.  Our net income for the year ended December 31, 2010 was $17.0 million, an increase of $15.2 million, or 855.0%, versus $1.8 million for the same fiscal period in 2009. We attribute this increase to several factors, with the most significant cause being an increase of revenues of $62.5 million substantially as a result of improved market conditions and the resulting higher operating income. Factors slightly offsetting this increase included:

•	The decrease in the payable under the tax receivable agreement of $0.8 million and $1.9 million for the years ended December 31, 2010 and 2009, respectively, primarily reflects the decrease in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement as we are obligated to pay HFF Holdings 85% of any cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis pursuant to our election under Section 754 of the Internal Revenue Code. Each year we update the tax rates used to measure the deferred tax assets which resulted in a reduction of deferred tax assets of $1.0 million and $2.2 million for 2010 and 2009, respectively.

•	Income tax expense was approximately $8.6 million for the year ended December 31, 2010, an increase of $6.4 million from $2.2 million in the year ended December 31, 2009. This increase is primarily due to the increase in net operating income experienced during the year ended December 31, 2010 compared to the same period in the prior year. During the year ended December 31, 2010, the Company recorded income tax expense of approximately $1.0 million relating to the change in the rates used to measure the Company’s deferred tax assets and the establishment of a valuation allowance on certain state net operating loss carryforwards. During the year ended December 31, 2009, the Company recorded current income tax expense of $0.5 million and deferred income tax expense of $1.7 million. For further detail relating to the

Operating Partnerships’ tax basis step-up election under Section 754 of the Internal Revenue Code, as amended, refer to Note 13 to our consolidated financial statements.

Net income attributable to noncontrolling interest equaled $6.1 million for the year ended December 31, 2010, representing the ownership interest of HFF Holdings in the Operating Partnerships, an increase of $3.6 million from the same period of the prior year. This increase is due to higher net income from the Operating Partnership in 2010 as compared to 2009 offset by lower average ownership interest of HFF Holdings in the Operating Partnerships due to the exercise of the Exchange Rights that occurred during 2010.

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

Financial Condition

Total assets increased to $333.2 million at December 31, 2010 compared to $223.6 million at December 31, 2009 due primarily to:

•	An increase in cash and cash equivalents to $73.3 million at December 31, 2010 compared to $40.9 million at December 31, 2009.

•	An increase in deferred tax asset, net of $40.2 million, primarily due to the step-up in basis from the exchanges of partnership units of the Operating Partnerships that occurred during 2010 of $48.4 million, which was offset by deferred income tax expense of $8.2 million.

•	An increase in mortgage notes receivable of $35.8 million to $74.6 million at December 31, 2010 from $38.8 million at December 31, 2009 due to increase in the loans outstanding.

•	An increase in intangible assets, net of $1.2 million to $10.5 million at December 31, 2009. This increase is primarily due to the recognition of acquired mortgage servicing rights in 2010, net of amortization for the year.

Total liabilities increased to $243.5 million at December 31, 2010 compared to $156.6 million at December 31, 2009, due primarily to:

•	An increase our warehouse lines of credit of $35.8 million due to an increase in the loans outstanding at December 31, 2010 as compared to December 31, 2009.

•	An increase in the payable under the tax receivable agreement of $41.5 million primarily due to a step-up in basis from the partnership unit exchanges that occurred during 2010.

•	An increase in accrued compensation and related taxes of $9.1 million primarily due to the increased production volumes and operating income.

Stockholders’ equity increased to $89.7 million at December 31, 2010 from $67.0 million at December 31, 2009 primarily due to the net income earned during the year ended December 31, 2010 and the recording of stock based compensation of $0.9 million in 2010. Noncontrolling interest was approximately $4.4 million and $26.5 million at December 31, 2010 and 2009, respectively. From December 31, 2009 to December 31, 2010, noncontrolling interest decreased $1.1 million due to distributions to HFF Holdings and by $27.2 million due to HFF Holdings’ exchange of partnership units in the Operating Partnerships for shares of HFF, Inc.’s Class A common stock, which decreases were partially offset by an increase of $6.1 million due to HFF Holdings’ proportionate share of the Operating Partnerships’ net income.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of distributions to members of HFF Holdings and payment of commissions and bonuses to employees.

2010

Cash and cash equivalents increased $32.4 million in the year ended December 31, 2010. Net cash of $34.3 million was provided by operating activities, primarily resulting from $17.0 million of net income, $3.1 million of proceeds from the sale of mortgage servicing rights, an increase in accrued compensation and related taxes of $9.0 million and a decrease in deferred taxes of $8.2 million. These increases of cash were partially offset by a $0.8 million decrease in the payable to HFF Holdings under the tax receivable agreement. Cash of $0.4 million was used for investing in property and equipment. Financing activities used $1.5 million of cash. Payments on capital leases used $0.3 million, the purchase of treasury stock used approximately $0.2 million of cash and $1.1 million of cash was used to make a tax distribution to the noncontrolling interest holder.

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

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At December 31, 2010, our cash and cash equivalents of $73.3 million were invested or held at two financial institutions in a mix of money market funds, bank demand deposit accounts and three-month United States Treasury Notes. Our current liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash levels, credit lines, interest and payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. We have historically maintained a line of credit under our revolving credit facility in excess of anticipated liquidity requirements, although our existing revolving credit facility matured on February 5, 2010 and we chose not to extend it for an additional term. We did not borrow on this revolving line of credit facility since it was put in place in February 2007.

In accordance with the Operating Partnerships’ partnership agreements, and approval from the board of directors of HFF, Inc. and Holliday GP (as general partner of the Operating Partnerships), the Operating Partnerships make quarterly distributions to its partners, including HFF, Inc., based on taxable income, if any, in an amount sufficient to cover all applicable taxes payable by the members of HFF Holdings and by us and to cover dividends, if any, declared by the board of directors. During the years ended December 31, 2010 and 2009, the Operating Partnerships distributed $1.1 million and $1.6 million, respectively to HFF Holdings. These distributions decreased the noncontrolling interest balance on our consolidated balance sheet.

Over the twelve month period ended December 31, 2010, we generated approximately $34.3 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the year ended December 31, 2010, we incurred approximately $124.6 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the year ended December 31, 2010, approximately 52.6% of our operating expenses were variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our working capital needs. However, if the economy deteriorates at the rate it did during 2008 and 2009, or greater, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. As of February 28, 2011, our cash and cash equivalents were $72.1 million. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. We have estimated that the payments that will be made to HFF Holdings will be $147.1 million, of which approximately $6.3 million is anticipated to be paid during 2011. Our liquidity needs related to our long term obligations are primarily related to our facility leases and long-term debt obligations. Additionally, for the year ended December 31, 2010, we incurred approximately $7.1 million in occupancy expenses and approximately $64,000 in interest expense.

We entered into an Amended Credit Agreement with Bank of America, N.A. for a $40.0 million line of credit that was put in place contemporaneously with the consummation of the initial public offering in February 2007. The Company did not borrow on this revolving credit facility during the year ended December 31, 2010. This credit facility expired by its terms on the maturity date of February 5, 2010 and we chose not to exercise our extension option.

We are a party to an uncommitted $175 million financing arrangement with PNC Bank, N.A. (PNC) and an uncommitted $75 million financing arrangement with The Huntington National Bank (Huntington) to fund our Freddie Mac loan closings. Pursuant to these arrangements, PNC or Huntington funds the multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington

National Bank financing arrangements are only for the purpose of supporting our participation in Freddie Mac’s Program Plus Seller Servicer program and cannot be used for any other purpose. As of December 31, 2010, we had outstanding borrowings of $74.6 million under the PNC/Huntington National Bank arrangements and a corresponding amount of mortgage notes receivable. Although we believe that our current financing arrangements with PNC and Huntington National Bank are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

Goodwill.  We evaluate goodwill for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the estimated fair value of the Company. In determining the fair value of the Company for purposes of evaluating goodwill for impairment, we utilize an enterprise market capitalization approach. In applying this approach, we use the stock price of our Class A common stock as of the measurement date multiplied by the sum of current outstanding shares as of the measurement date and an estimated control premium. As of March 4, 2011, management’s analysis indicates that a greater than 80% decline in the estimated fair value of the Company may result in the recorded goodwill being potentially impaired and would require management to measure the amount of the impairment charge. Goodwill is potentially impaired if the recorded book value of goodwill exceeds the implied fair value of goodwill as determined under this valuation technique. We use our best judgment and information available to us at the time to perform this review.

Intangible Assets.  Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders and deferred financing costs. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing, prepayment rates and discount rates are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of December 31, 2010, the fair value and net book value of the servicing rights were $12.0 million and $10.4 million, respectively. A 10%, 20% and 30% increase in the level of assumed prepayments would decrease the estimated fair value of the servicing rights at the stratum level by up to

1.8%, 3.6% and 5.3%, respectively. A 10%, 20% and 30% increase in the cost of servicing the loan portfolio would decrease the estimated fair value of the servicing rights at the stratum level by up to 10.7%, 21.4% and 32.1%, respectively. A 10%, 20% and 30% increase in the discount rate would decrease the estimated fair value of the servicing rights at the stratum level by up to 3.0%, 5.7% and 8.4%, respectively. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization over its expected life. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.

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

Our effective tax rate is sensitive to several factors including changes in the mix of our geographic profitability. We evaluate our estimated tax rate on a quarterly basis to reflect changes in: (i) our geographic mix of income, (ii) legislative actions on statutory tax rates and (iii) tax planning for jurisdictions affected by double taxation. We continually seek to develop and implement potential strategies and/or actions that would reduce our overall effective tax rate.

The net deferred tax asset of $164.3 million at December 31, 2010 is comprised mainly of a $175.0 million deferred tax asset related to the Section 754 election tax basis step up, net of a $20.6 million valuation allowance. The net deferred tax asset related to the Section 754 election tax basis step up of $154.4 million represents annual pre-tax deductions of approximately $24.4 million through 2021, then decreasing over the next four years to approximately $2.5 million in 2025. In order to realize the annual pre-tax benefit of approximately $24.4 million, the Company needs to generate approximately $160.0 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit of $24.4 million each year, the shortfall becomes a net operating loss that can be carried back 3 years to offset prior years’ taxable income or carried forward 20 years to offset future taxable income. During 2008 and 2009, based on the decline in production volume and corresponding impact on operating results, we did not realize the entire benefit of the annual deduction. Currently, $11.3 million of this cumulative benefit is characterized as a net operating loss (NOL) and can be carried forward for periods that begin to expire in 2028. In evaluating the realizability of these deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets

Leases.  The Company leases all of its facilities under operating lease agreements. These lease agreements typically contain tenant improvement allowances. The Company records tenant improvement allowances as a leasehold improvement asset, included in property and equipment, net in the Consolidated Balance Sheets, and a related deferred rent liability and amortizes them on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense and a reduction to rent expense, respectively. Lease agreements sometimes contain rent escalation clauses or rent holidays, which are recognized on a straight-line basis over the life of the lease in accordance with ASC 840, Leases (ASC 840). Lease terms generally range from one to ten years. An analysis is performed on all equipment leases to determine whether a lease should be classified as a capital or an operating lease according to ASC 840.

Stock Based Compensation

The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The weighted average assumptions used in the option pricing model as of December 31, 2010 are: (i) zero dividend yield, (ii) expected volatility of 63.9%, (iii) risk free interest rate of 3.2% and (iv) expected life of 6.2 years. The fair value of the restricted stock awards is calculated as the market value of the Company’s Class A common stock on the date of grant. The Company also has restricted stock awards that are accounted for as liability awards and require remeasurement to fair value at the end of each reporting period.. The Company’s awards are subject to graded or cliff vesting. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions for all stock-based payment awards are evaluated on a quarterly basis and updated as necessary.

Certain Information Concerning Off-Balance Sheet Arrangements

We do not currently invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at December 31, 2010 (dollars in thousands):

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Warehouse line of credit	$74,594	$74,594	$—	$—	$—
Capital lease obligations	304	166	138	—	—
Operating lease obligations	15,473	4,172	7,178	2,658	1,465
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the balance sheet(1)	—	—	—	—	—

Total contractual obligations	$90,369	$78,932	$7,316	$2,658	$1,465

(1)	From time to time we enter into employment agreements with our transaction professionals. Some of these agreements may include payments to be made to the individual at a specific time, if certain conditions have been met. The Company accrues for these payments over the life of the agreement.

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 of the Internal Revenue Code for 2007 and intend to keep that election in effect for each taxable year in which an exchange of partnership units for shares occurs. The initial sale as a result of the Company’s initial public offering increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows us to reduce the amount of future tax payments to the extent that we have future taxable income. We are obligated, however, pursuant to our Tax Receivable Agreement with HFF Holdings, to pay to HFF Holdings, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of these increases in tax basis and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of our payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of our assets resulting in payments to HFF Holdings, we have estimated that the payments that will be made to

HFF Holdings will be $147.1 million and have recorded this obligation to HFF Holdings as a liability on the consolidated balance sheets.

Seasonality

Our capital markets services revenue had historically been seasonal, which can affect an investor’s ability to compare our financial condition and results of operation on a quarter-by-quarter basis. This seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. The typical concentration of earnings and cash flows in the last six months of the year has historically been due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. The recent disruptions, write-offs and credit losses in the global and domestic capital markets, the liquidity issues facing all capital markets, especially the U.S. commercial real estate markets, as well as the recent U.S. and global recession in many parts of the world has caused, and we believe will continue to cause, historical comparisons to be even more difficult to gauge. For example, although the seasonality described above did occur in 2010 and 2009, it did not occur in 2008 or 2007.

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

Management assessed the effectiveness of HFF’s internal control over financial reporting as of December 31, 2010, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2010, its system of internal control over financial reporting is properly designed and operating effectively to achieve the criteria of the “Internal Control — Integrated Framework.” Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued an attestation report on HFF’s internal control over financial reporting.

Dated: March 11, 2011	/s/ John H. Pelusi, Jr. John H. Pelusi, Jr. Chief Executive Officer

Dated: March 11, 2011	/s/ Gregory R. Conley Gregory R. Conley Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Stockholders
HFF, Inc.

We have audited the accompanying consolidated balance sheets of HFF, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HFF, Inc. at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 14 to the consolidated financial statements, effective January 1, 2009, HFF, Inc. changed its presentation of noncontrolling interests in the consolidated financial statements with the adoption of Statement of Financial Accounting Standards No. 160, Accounting and Reporting Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (codified in FASB ASC Topic 810, Consolidation).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HFF, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Pittsburgh, Pennsylvania
March 11, 2011

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over
Financial Reporting

The Board of Directors and Shareholders
HFF, Inc.

We have audited HFF, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HFF Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, HFF, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HFF, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of HFF, Inc. and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Pittsburgh, Pennsylvania
March 11, 2011

HFF, Inc.

Consolidated Balance Sheets

	December 31
	2010	2009
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$73,339	$40,931
Restricted cash (Note 7)	80	143
Accounts receivable	1,029	569
Receivable from affiliate (Note 18)	19	—
Mortgage notes receivable (Note 8)	74,594	38,800
Prepaid taxes	76	250
Prepaid expenses and other current assets	1,273	1,250
Deferred tax asset, net	2,058	515

Total current assets	152,468	82,458
Property and equipment, net (Note 4)	3,558	4,171
Deferred tax asset	162,195	123,564
Goodwill	3,712	3,712
Intangible assets, net (Note 5)	10,513	9,327
Other noncurrent assets	704	412

Total assets	$333,150	$223,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$166	$152
Warehouse line of credit (Note 8)	74,594	38,800
Accrued compensation and related taxes	14,169	5,112
Accounts payable	1,071	866
Payable to affiliate (Note 18)	—	54
Current portion of payable under the tax receivable agreement (Note 13)	6,288	—
Other current liabilities	3,365	2,719

Total current liabilities	99,653	47,703
Deferred rent credit	2,875	3,238
Payable under the tax receivable agreement (Note 13)	140,779	105,521
Other long-term liabilities	22	54
Long-term debt, less current portion (Note 7)	138	123

Total liabilities	243,467	156,639
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 shares authorized; 34,939,922 and 17,263,281 shares issued, respectively; and 34,829,382 and 17,183,232 outstanding, respectively	348	172
Class B common stock, par value $0.01 per share, 1 share authorized, issued and outstanding	—	—
Treasury stock, 110,540 and 80,049 shares at cost, respectively	(396)	(173)
Additional paid-in-capital	62,485	28,498
Retained earnings	22,895	12,004

Total parent stockholders’ equity	85,332	40,501

Noncontrolling interest (Note 14)	4,351	26,504
Total equity	89,683	67,005

Total liabilities and stockholders’ equity	$333,150	$223,644

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Income

	Years Ending December 31,
	2010	2009	2008
	(Dollars in thousands)

Revenues
Capital markets services revenue	$136,837	$72,234	$126,076
Interest on mortgage notes receivable	2,087	3,458	1,819
Other	1,048	1,784	3,792

	139,972	77,476	131,687
Expenses
Cost of services	80,050	47,923	85,335
Personnel	16,103	7,144	8,803
Occupancy	7,054	7,573	7,527
Travel and entertainment	3,837	2,841	5,971
Supplies, research, and printing	3,117	2,162	6,792
Insurance	1,776	1,850	2,049
Professional fees	4,088	3,662	4,359
Depreciation and amortization	3,655	3,523	3,475
Interest on warehouse line of credit	1,333	1,979	1,547
Other operating	3,594	2,733	4,543

	124,607	81,390	130,401

Operating income (loss)	15,365	(3,914)	1,286
Interest and other income, net	9,487	6,431	4,928
Interest expense	(64)	(419)	(20)
Decrease in payable under the tax receivable agreement	813	1,889	3,862

Income before taxes	25,601	3,987	10,056
Income tax expense	8,612	2,208	5,043

Net income	16,989	1,779	5,013
Net income attributable to noncontrolling interest	6,098	2,531	4,784

Net income (loss) attributable to controlling interest	$10,891	$(752)	$229

Earnings per share — Basic and Diluted
Income (loss) available to HFF, Inc. common stockholders — Basic	$0.40	$(0.05)	$0.01

Weighted average shares outstanding — Basic	26,900,261	16,637,216	16,472,141

Income (loss) available to HFF, Inc. common stockholders — Diluted	$0.40	$(0.05)	$0.01

Weighted average shares outstanding — Diluted	27,085,646	16,637,967	16,472,141

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity

	Controlling Interest
					Additional
	Common Stock		Treasury Stock		Paid in	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total

Stockholders’ equity, December 31, 2007	16,445,000	$164	—	$—	$25,353	$12,527	$21,784	$59,828
Issuance of Class A common stock	1,480	—	—	—	—	—	—	—
Stock compensation and other, net	—	—	—	—	853	—	—	853
Distributions	—	—	—	—	—	—	(68)	(68)
Net income	—	—	—	—	—	229	4,784	5,013

Stockholders’ equity, December 31, 2008	16,446,480	$164	—	$—	$26,206	$12,756	$26,500	$65,626
Issuance of Class A common stock	816,801	9	—	—	956	—	(963)	2
Repurchase of Class A common stock	(80,049)	(1)	80,049	(173)	—	—	—	(174)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	200	—	—	200
Stock compensation and other, net	—	—	—	—	1,136	—	—	1,136
Distributions	—	—	—	—	—	—	(1,564)	(1,564)
Net (loss) income	—	—	—	—	—	(752)	2,531	1,779

Stockholders’ equity, December 31, 2009	17,183,232	$172	80,049	$(173)	$28,498	$12,004	$26,504	$67,005
Issuance of Class A common stock	17,676,681	176	—	—	27,014	—	(27,190)	—
Repurchase of Class A common stock	(30,491)	—	30,491	(223)	—	—	—	(223)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	6,049	—	—	6,049
Stock compensation and other, net	—	—	—	—	924	—	—	924
Distributions	—	—	—	—	—	—	(1,061)	(1,061)
Net income	—	—	—	—	—	10,891	6,098	16,989

Stockholders’ equity, December 31, 2010	34,829,422	$348	110,540	$(396)	$62,485	$22,895	$4,351	$89,683

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2010	2009	2008
	(Dollars in thousands)

Operating activities
Net income	$16,989	$1,779	$5,013
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	970	1,137	876
Amortization of investment security discounts	—	—	(93)
Deferred income taxes	8,239	1,670	7,567
Payable under the tax receivable agreement	(813)	(1,888)	(3,862)
Depreciation and amortization:
Property and equipment	1,263	1,444	1,602
Intangibles	2,393	2,079	1,873
Gain on sale or disposition or impairment of assets	(5,713)	(4,966)	(1,870)
Mortgage service rights assumed	(993)	(762)	(1,774)
Proceeds from sale of mortgage servicing rights	3,093	2,030	—
Increase (decrease) in cash from changes in:
Restricted cash	63	47	180
Accounts receivable	(460)	416	511
Payable to/(receivable from) affiliate	(73)	(38)	1,302
Payable under the tax receivable agreement	—	(2,258)	(5,257)
Deferred taxes, net	—	(1)	(6)
Mortgage notes receivable	(35,794)	(22,500)	24,700
Net borrowings on warehouse line of credit	35,794	22,500	(24,700)
Prepaid taxes, prepaid expenses and other current assets	151	5,213	(2,677)
Other noncurrent assets	(292)	47	144
Accrued compensation and related taxes	9,011	(209)	(7,631)
Accounts payable	205	371	(1,451)
Other accrued liabilities	646	406	(168)
Other long-term liabilities	(370)	(657)	(642)

Net cash provided by (used in) operating activities	34,309	5,860	(6,363)
Investing activities
Purchases of property and equipment	(357)	(47)	(183)
Non-compete agreement	—	—	(100)
Purchases of investments	—	—	(9,907)
Proceeds from maturities of investments	—	—	10,000)

Net cash used in investing activities	(357)	(47)	(190)
Financing activities
Payments on long-term debt	(260)	(173)	(90)
Treasury stock	(223)	(173)	—
Distributions to members’ and noncontrolling interest holder	(1,061)	(1,564)	(68)

Net cash used in financing activities	(1,544)	(1,910)	(158)

Net increase (decrease) in cash	32,408	3,903	(6,711)
Cash and cash equivalents, beginning of period	40,931	37,028	43,739

Cash and cash equivalents, end of period	$73,339	$40,931	$37,028

Supplemental disclosure of cash flow information
Cash paid for income taxes	$52	$104	$1,452

Cash paid for interest	$1,374	$2,413	$1,624

Supplemental disclosure of non-cash financing activities
Property acquired under capital leases	$227	$292	$52

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

In addition to cash received for its sale of all of the shares of Holliday GP and approximately 45% of partnership units of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP), HFF Holdings also received, through the issuance of one share of HFF, Inc.’s Class B common stock to HFF Holdings, an exchange right that will permit HFF Holdings to exchange interests in the Operating Partnerships for shares of (i) HFF, Inc.’s Class A common stock (the “Exchange Right”) and (ii) rights under a tax receivable agreement between the Company and HFF Holdings (the “TRA”). See Notes 14 and 13 for further discussion of the exchange right held by HFF Holdings and the tax receivable agreement.

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

The Reorganization Transactions are being treated, for financial reporting purposes, as a reorganization of entities under common control. As such, these financial statements present the consolidated financial position and results of operations as if HFF, Inc., Holliday GP and the Operating Partnerships (collectively referred to as the Company) were consolidated for all periods presented. All income earned by the Operating Partnerships prior to the initial public offering is attributable to members of HFF Holdings, and is reflected in partners’ capital (deficiency) within the statement of equity. Income earned by the Operating Partnerships subsequent to the initial public offering and attributable to the members of HFF Holdings based on their remaining ownership interest (see Note 14) is recorded as noncontrolling interest in the consolidated financial statements. The remaining income attributable to Class A common stockholders is considered in the determination of earnings per share of Class A common stock (see Note 16).

Basis of Presentation

The accompanying consolidated financial statements of HFF, Inc. as of December 31, 2010 and December 31, 2009 include the accounts of HFF LP, HFF Securities, and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP and Partnership Holdings. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts and short-term investments with original maturities of three months or less. At December 31, 2010, our cash and cash equivalents were invested or held in a mix of money market funds, bank demand deposit accounts and three-month United States Treasury Notes at two financial institutions.

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

Mortgage Notes Receivable

The Company is qualified with the Federal Home Loan Mortgage Corporation (Freddie Mac) as a Freddie Mac Multifamily Program Plus® Seller/Servicer. Under this Program, the Company originates mortgages based on commitments from Freddie Mac, and then sells the loans to Freddie Mac approximately one month following the loan originations. The Company recognizes interest income on the accrual basis during this holding period based on the contract interest rate in the loan that will be purchased by Freddie Mac (see Note 8).

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

Freddie Mac requires HFF LP to meet minimum net worth and liquid assets requirements and to comply with certain other standards. As of December 31, 2010, HFF LP met Freddie Mac’s minimum net worth and liquid assets requirements.

Advertising

Costs associated with advertising are expensed as incurred. Advertising expense was $0.4 million, $0.1 million and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts are included in other operating expenses in the accompanying consolidated statements of income.

Property and Equipment

Property and equipment are recorded at cost, except for those assets acquired on June 16, 2003, which were recorded at their estimated fair values. The Company depreciates furniture, office equipment and computer equipment on the straight-line method over three to seven years. Software costs are depreciated using the straight-line method over three years, capital leases and leasehold improvements are depreciated using the straight-line method over the shorter of the term of the lease or useful life of the asset.

Depreciation expense was $1.3 million, $1.4 million and $1.6 million for the years ended December 21, 2010, 2009 and 2008, respectively.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Prepaid Compensation Under Employment Agreements

The Company entered into employment agreements with certain employees whereby sign-up bonuses and incentive compensation payments were made during 2010, 2008 and 2007. In most cases, the sign-up bonuses and the incentive compensation are to be repaid to the Company upon voluntary termination by the employee or termination by cause (as defined) by the Company prior to the termination of the employment agreement. The total cost of the employment agreements is being amortized by the straight-line method over the term of the agreements and is included in cost of services on the accompanying consolidated statements of income. As of December 31, 2010 and 2009, there was a total of approximately $0.2 million and $0.1 million of unamortized costs related to HFF LP agreements, respectively.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Effective January 1, 2007, the Company adopted the provisions of ASC 860, Transfers and Servicing (ASC 860). ASC 860 requires an entity to recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract, regardless of whether explicit consideration is exchanged. The statement also permits a company to choose to either subsequently measure servicing rights at fair value and to report changes in fair value in earnings, or to retain the amortization method whereby servicing rights are recorded at the lower of cost or fair value and are amortized over their expected life. The Company retained the amortization method upon adoption of ASC 860, but began recognizing the fair value of servicing contracts involving no consideration assumed after January 1, 2007, which resulted in the Company recording $1.0 million and $0.8 million of intangible assets and a corresponding amount to income upon initial recognition of the servicing rights for the year ended December 31, 2010 and 2009, respectively. These amounts are recorded in “Interest and other income, net” in the consolidated statements of income.

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

Stock Based Compensation

Effective January 1, 2006, the Company adopted ASC 718, Compensation — Stock Compensation (ASC 718), using the modified prospective method. Under this method, the Company recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the adoption for which requisite service has not been provided as of January 1,

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

2006. The Company did not grant any share-based awards prior to January 31, 2007. ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The fair value of the restricted stock awards is calculated as the market value of the Company’s Class A common stock on the date of grant. The Company also has restricted stock awards that are accounted for as liability awards and require remeasurment to fair value at the end of each reporting period. The Company’s awards are subject to graded or cliff vesting. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions for all stock-based payment awards are evaluated on a quarterly basis and updated as necessary.

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

Cost of Services

The Company considers personnel expenses directly attributable to providing services to its clients, such as salaries, commissions and transaction bonuses to producers and analysts, and certain purchased services to be

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

directly attributable to the generation of capital markets services revenue and has classified these expenses as cost of services in the consolidated statements of income.

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

Effective January 1, 2006, the Company adopted ASC 718 using the modified prospective method. Under this method, the Company recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the adoption for which requisite service has not been provided as of January 1, 2006. The Company did not grant any share-based awards prior to January 31, 2007. ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. For stock options, the Company uses the simplified method to determine the expected term of the option as the Company does not have enough history as a public company to estimate an expected term. Expected volatility used to value stock options is based on the Company’s historical volatility. The fair value of the restricted stock awards is calculated as the market value of the Company’s Class A

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

common stock on the date of grant. The Company also has restricted stock awards that are accounted for as liability awards and require remeasurement to fair value at the end of each reporting period. The Company’s awards are subject to graded or cliff vesting. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions for all stock-based payment awards are evaluated on a quarterly basis and updated as necessary. A summary of the cost of the awards granted during the years ended December 31, 2010 and 2009 is provided below.

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

The stock compensation cost that has been charged against income for the years ended December 31, 2010, 2009 and 2008, was $1.0 million, $1.1 million and $0.9 million, respectively, which is recorded in “Personnel” expenses in the consolidated statements of income. At December 31, 2010, there was approximately $4.6 million of unrecognized compensation cost related to share based awards.

The fair value of stock options is estimated on the grant date using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for the year ended December 31, 2010:

Dividend yield	0.0%
Expected volatility	63.9%
Risk-free interest rate	3.2%
Expected life (in years)	6.2

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Balance at January 1, 2008	23,177	$17.73	12.1 years	$228
Granted	4,867	6.93	13.0 years	20
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Balance at December 31, 2008	28,044	$15.85	11.3 years	$248
Granted	20,728	4.35	13.0 years	60
Exercised	—	—	—	—
Forfeited or expired	(4,167)	18.00	—	(42)

Balance at December 31, 2009	44,605	$10.31	11.4 years	$266
Granted	12,319	7.58	13.0 years	60
Exercised	—	—	—	—
Forfeited or expired	(5,338)	17.41	—	(52)

Balance at December 31, 2010	51,586	$8.92	11.0 years	$284

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of option activity and related information during 2008, 2009 and 2010 was as follows:

		Weighted
		Average
		Exercise
	Options	Price

Nonvested at January 1, 2008	23,177	$17.73
Granted	4,867	6.93
Vested	(7,725)	(17.73)
Forfeited or expired	—	—

Nonvested at December 31, 2008	20,319	$15.14
Granted	20,728	4.35
Vested	(9,347)	15.85
Forfeited or expired	(1,389)	18.00

Nonvested at December 31, 2009	30,311	$7.41
Granted	12,319	7.58
Vested	(14,869)	10.31
Forfeited or expired	—	—

Nonvested at December 31, 2010	27,761	$5.93

The weighted average grant date fair value of options granted during each of the years ended December 31, 2010 and 2009 was $30,000. No options were exercised during either of the years ended December 31, 2010 and 2009. The option exercises will be settled through the issuance of new shares of Class A common stock.

A summary of restricted stock units (“RSU”) activity and related information during the period was as follows:

		RSU’s with graded
	RSU’s with no	or cliff vesting
	vesting period	period	Total

Balance at January 1, 2008	11,110	137,502	148,612
Granted	38,100	—	38,100
Converted to common stock	(1,480)	—	(1,480)
Forfeited or expired	—	—	—

Balance at December 31, 2008	47,730	137,502	185,232
Granted	161,282	—	161,282
Converted to common stock	(127,604)	(44,795)	(172,399)
Forfeited or expired	—	(2,083)	(2,083)

Balance at December 31, 2009	81,408	90,624	172,032
Granted	55,565	456,029	511,594
Converted to common stock	(58,170)	(44,097)	(102,267)
Forfeited or expired	—	—	—

Balance at December 31, 2010	78,803	502,556	581,359

As of December 31, 2010, there were 581,359 RSU’s outstanding, of which 392,700 units are treated as liability awards, which requires the remeasurement of fair value at the end of each reporting period until settlement. The fair value of vested RSU’s was $0.8 million and $0.5 million at December 31, 2010 and December 31, 2009, respectively. The RSU exercises will be settled through the issuance of new shares of Class A common stock.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The weighted average remaining contractual term of the nonvested restricted stock units is 2.8 years as of December 31, 2010.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31
	2010	2009

Furniture and equipment	$3,989	$3,618
Computer equipment	929	1,031
Capitalized software costs	484	504
Leasehold improvements	5,916	5,953

Subtotal	11,318	11,106
Less accumulated depreciation and amortization	(7,760)	(6,935)

	$3,558	$4,171

At December 31, 2010 and 2009, the Company has recorded capital leased office equipment within furniture and equipment of $0.6 million and $0.5 million, respectively, including accumulated amortization of $0.3 million and $0.3 million, respectively, which is included within depreciation and amortization expense on the accompanying consolidated statements of income. See Note 7 for discussion of the related capital lease obligations.

5.	Intangible Assets

The Company’s intangible assets are summarized as follows (in thousands):

	December 31, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Amortizable intangible assets:
Mortgage servicing rights	$17,007	$(6,594)	$10,413	$13,476	$(4,296)	$9,180
Deferred financing costs	—	—	—	523	(510)	13
Non-compete agreement	100	(100)	—	100	(66)	34
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$17,207	$(6,694)	$10,513	$14,199	$(4,872)	$9,327

As of December 31, 2010, 2009 and 2008, the Company serviced $25.1 billion, $25.3 billion and $24.5 billion, respectively, of commercial loans. The Company earned $11.7 million, $11.0 million and $12.7 million in servicing fees and interest on float and escrow balances for the years ended December 31, 2010, 2009 and 2008, respectively. These revenues are recorded as capital markets services revenues in the consolidated statements of income.

The total commercial loan servicing portfolio includes loans for which there is no corresponding mortgage servicing right recorded on the balance sheet, as these servicing rights were assumed prior to January 1, 2007 and involved no initial consideration paid by the Company. The Company has recorded mortgage servicing rights of $10.4 million and $9.2 million on $14.6 billion and $12.9 billion, respectively, of the total loans serviced as of December 31, 2010 and 2009.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (CMBS), Freddie Mac and limited-service life company loans.

Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of December 31, 2010 and 2009 are as follows:

	As of December 31,
	2010	2009

Expected life of cash flows	3 years to 10 years	3 years to 10 years
Discount rate(1)	15% to 20%	15% to 20%
Prepayment rate	0% to 8%	0% to 8%
Inflation rate	2%	2%
Cost of service per loan	$1,600 to $4,619	$1,600 to $4,188

(1)	Reflects the time value of money and the risk of future cash flows related to the possible cancellation of servicing contracts, transferability restrictions on certain servicing contracts, concentration in the life company portfolio and large loan risk.

The above assumptions are subject to change based on management’s judgments and estimates of future changes in the risks related to future cash flows and interest rates. Changes in these factors would cause a corresponding increase or decrease in the prepayment rates and discount rates used in our valuation model.

Changes in the carrying value of mortgage servicing rights for the years ended December 31, 2010 and 2009, and the fair value at the end of each year were as follows:

						FV at
Category	12/31/09	Capitalized	Amortized	Sold / Transferred	12/31/10	12/31/10

Freddie Mac	$5,833	$2,930	$(1,104)	$(1,469)	$6,190	$7,103
CMBS	2,429	172	(526)	1,157	3,232	3,721
Life company	779	774	(653)	—	900	1,080
Life company — limited	139	47	(95)	—	91	123

Total	$9,180	$3,923	$(2,378)	$(312)	$10,413	$12,027

						FV at
Category	12/31/08	Capitalized	Amortized	Sold	12/31/09	12/31/09

Freddie Mac	$3,266	$3,395	$(828)	$—	$5,833	$6,519
CMBS	2,861	450	(440)	(442)	2,429	2,834
Life company	991	328	(540)	—	779	938
Life company — limited	193	53	(107)	—	139	166

Total	$7,311	$4,226	$(1,915)	$(442)	$9,180	$10,457

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $2.9 million and $3.4 million on $1.0 billion and $1.1 billion of loans, respectively, during the years ended December 31, 2010 and 2009, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration of $1.0 million and $0.8 million on $1.8 billion and $1.2 billion of loans, respectively, during the years ended December 31, 2010 and 2009. These amounts are recorded in Interest and other income, net in the consolidated statements of income. During 2010, the Company sold the cashiering portion of certain Freddie Mac mortgage servicing rights. While the Company transferred the risks and rewards of ownership of the cashiering portion of the mortgage servicing rights, the Company continues to perform limited servicing activities on these loans for a reduced market-based fee. Therefore, the remaining servicing rights were transferred to the CMBS servicing tranche. The net result of these transactions was the Company recording a gain in the year ended December 31, 2010 of $2.8 million within Interest and other income, net in the consolidated income statements. During 2009, the Company sold mortgage servicing rights with a net book value of $0.4 million and recognized a gain on sale of $1.6 million, which is recorded in Interest and other income, net in the consolidated financial statements. During 2009, the Company recorded a mortgage servicing liability of $0.1 million, included in other long-term liabilities on the accompanying consolidated balance sheet, on $146.4 million of loans.

Amortization expense related to intangible assets was $2.4 million, $2.1 million, and $1.9 million for the years ended December 31, 2010, 2009 and 2008, respectively, and is reported in Depreciation and Amortization in the consolidated statements of income.

Estimated amortization expense for the next five years is as follows (in thousands):

2011	$2,320
2012	1,987
2013	1,638
2014	1,363
2015	1,127

The weighted-average remaining life of the mortgage servicing rights intangible asset was 6.4 and 6.7 years at December 31, 2010 and 2009, respectively.

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

As of December 31, 2010 and 2009, the Company did not have any assets or liabilities recognized at fair value on a recurring basis.

In accordance with generally accepted accounting principles, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and mortgage notes receivable. The mortgage servicing rights were not measured at fair value during 2010 as the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at December 31, 2010. See Note 5 for further discussion on the assumptions used in valuing the mortgage servicing rights and impact on earnings during the period. The fair value of the mortgage notes receivable was based on prices observable in the market for similar loans and equaled carrying value at December 31, 2010 and 2009. Therefore, no lower of cost or fair value adjustment was required.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following at December 31, 2010 and 2009 (in thousands):

	December 31
	2010	2009

Bank term note payable	$—	$—
Capital lease obligations	304	275

Total long-term debt and capital leases	304	275
Less current maturities	166	152

Long-term debt and capital leases	$138	$123

(a)  The Credit Agreement

On February 5, 2007, the Company entered into an Amended and Restated Credit Agreement with Bank of America (“Amended Credit Agreement”). The Amended Credit Agreement was comprised of a $40.0 million revolving credit facility, which replaced a previous credit agreement with the same bank. The Amended Credit Agreement matured on February 5, 2010 and may have been extended for one year based on certain conditions as defined in the agreement. The Amended Credit Agreement required payment of a commitment fee of 0.2% or 0.3% on the unused amount of credit based on the total amount outstanding. During the three months ended June 30, 2009, the Company corrected an error related to previously unrecorded commitment fees on its unused line of credit and recorded approximately $260,000 of interest expense that represented the cumulative amount of commitment fees on its unused line for the period from February 5, 2007 to March 31, 2009. This correction was not considered material to restate prior period financial statements. The Company did not borrow on this revolving credit facility during the period February 5, 2007 through its expiration of February 5, 2010.

(b)	Letters of Credit and Capital Lease Obligation

At December 31, 2009, the Company had outstanding letters of credit of approximately $0.1 million as security for two leases. The Company segregated cash in a separate bank account to collateralize the letters of credit. At December 31, 2010 the Company had one outstanding letter of credit of approximately $0.1 million as security for one lease. The remaining letter of credit expires in July 2011, and can be extended for one year.

Capital lease obligations consist primarily of office equipment leases that expire at various dates through September 2013. A summary of future minimum lease payments under capital leases at December 31, 2010 is as follows (in thousands):

2011	$166
2012	106
2013	32

$304

8.	Warehouse Line of Credit

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. As of December 31, 2010 and December 31, 2009, HFF LP had $74.6 million and $38.8 million, respectively, outstanding on the warehouse lines of credit and a corresponding amount of mortgage notes receivable. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (0.26% and 0.23% at December 31, 2010 and December 31, 2009, respectively) plus a spread. HFF LP is also paid interest on its loans secured by multifamily loans at the rate in the Freddie Mac note.

9.	Lease Commitments

The Company leases various corporate offices, parking spaces, and office equipment under noncancelable operating leases. These leases have initial terms of one to ten years. Several of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $5.6 million, $6.0 million, and $5.6 million for the years ended December 31, 2010, 2009 and 2008, respectively and is recorded within occupancy expense in the consolidated statements of income.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (in thousands):

2011	$4,172
2012	4,031
2013	3,147
2014	1,573
2015	1,085
Thereafter	1,465

$15,473

From time to time the Company subleases certain office space to subtenants, some of which may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2013. See Note 4 and Note 7 for further description of the assets and related obligations recorded under these capital leases at December 31, 2010 and 2009, respectively.

HFF Holdings is not an obligor under, nor does it guarantee, any of the Company’s leases.

10.	Retirement Plan

The Company maintains a retirement savings plan for all eligible employees, in which employees may make deferred salary contributions up to the maximum amount allowable by the IRS. After-tax contributions may also be made up to 50% of compensation. The Company makes matching contributions equal to 50% of the first 6% of both deferred and after-tax salary contributions, up to a maximum of $5,000, through April 1, 2009, at which time the matching contributions were suspended by the Company. During 2008 and 2009 any employee that was involuntarily terminated was vested at 100% in the Company’s matching contributions made through the termination date due to the 401(k) partial plan guidelines. Effective September 1, 2010, the Company reinstated the matching contributions with the same criteria in effect prior to its suspension. The Company’s contributions charged to

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

expense for the plan were $0.3 million, $0.3 million, and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

11.	Servicing

The Company services commercial real estate loans for investors. The servicing portfolio totaled $25.1 billion, $25.3 billion, and $24.5 billion at December 31, 2010, 2009 and 2008, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At December 31, 2010, 2009 and 2008, the funds held in escrow totaled $93.3 million, $94.7 million and $96.9 million, respectively. These funds, and the offsetting liabilities, are not presented in the Company’s financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of income.

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

13.	Income Taxes

Income tax expense includes current and deferred taxes as follows (in thousands):

	Current	Deferred	Total

Year Ended December 31, 2010:
Federal	$—	$6,898	$6,898
State	373	1,341	1,714

	$373	$8,239	$8,612

	Current	Deferred	Total

Year Ended December 31, 2009:
Federal	$123	$(47)	$76
State	415	1,717	2,132

	$538	$1,670	$2,208

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the year ended December 31, 2010 and 2009 (dollars in thousands):

	Dec. 31,	Dec. 31,
	2010	2009

Pre-tax book income	$25,601	$3,987
Less: pre-tax income allocated to noncontrolling interest holder	(6,135)	(2,559)

Pre-tax book income after noncontrolling interest	$19,466	$1,428

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

	December 31,
	2010		2009
Income Tax expense		Rate		Rate

Taxes computed at federal rate	$6,813	35.0%	$500	35.0%
State and local taxes, net of federal tax benefit	840	4.3%	124	8.7%
Effect of deferred tax rate change	711	3.7%	1,625	113.8%
Effect of change in valuation allowance	17	0.1%	(50)	(3.5)%
Change in income tax benefit payable to stockholder	177	0.9%	(307)	(21.5)%
Stock compensation	120	0.6%	139	9.7%
Meals and entertainment	190	1.0%	77	5.4%
Other	(256)	(1.3)%	77	5.4%
Adjustment to prior year’s taxes	—	0.0%	23	1.6%

	$8,612	44.2%	$2,208	154.6%

Total income tax expense recorded for the year ended December 31, 2010 and 2009, included income tax expense of $39,000 and $28,000 of state and local taxes on income allocated to the noncontrolling interest holder, which represents 0.2% and 2.0% of the total effective rate, respectively.

Deferred income tax assets and liabilities consist of the following at December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009

Deferred income tax assets:
Section 754 election tax basis step-up	$175,008	$128,726
Tenant improvements	1,523	668
Net operating loss carryforward	11,727	11,133
Restricted stock units	503	445
Compensation	1,764	380
Tax credits	123	123
Other	276	139

	190,924	141,614
Less: valuation allowance	(20,848)	(15,165)

Deferred income tax asset	170,076	126,449
Deferred income tax liabilities:
Goodwill	(1,016)	(316)
Servicing rights	(3,649)	(1,577)
Deferred rent	(1,158)	(477)

Deferred income tax liability	(5,823)	(2,370)

Net deferred income tax asset	$164,253	$124,079

The primary deferred tax asset represents a tax basis step-up election under Section 754 of the Internal Revenue Code made by HFF, Inc. relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for the Company’s Class A common stock since the date of the Reorganization Transactions. As a result of the

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

step-up in basis from these transactions, the Company is entitled to annual future tax benefits in the form of amortization for income tax purposes. During 2010, the deferred tax asset for the Section 754 election tax basis step-up increased $48.4 million due to the exchanges of Operating Partnership units for the Company’s Class A common stock. The annual pre-tax benefit is currently approximately $24.4 million and will increase as future exchanges of Operating Partnership units occur (see Note 14). To the extent that the Company does not have sufficient taxable income in a year to fully utilize this annual deduction, the unused benefit is recharacterized as a net operating loss and can then be carried back three years or carried forward for twenty years. The Company measured the deferred tax asset based on the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships utilizing the enacted tax rates at the date of the transaction. In accordance with ASC 740, the tax effects of transactions with shareholders that result in changes in the tax basis of a company’s assets and liabilities are recognized in equity. The Company recorded a valuation allowance on a portion of the recognized deferred tax assets recorded in connection with the Reorganization Transactions and the subsequent exercise of exchange rights due to the uncertainty in the timing and level of tax benefits that would be realized when payments are made to HFF Holdings under the Tax Receivable Agreement (see further discussion below). Changes in the measurement of the deferred tax assets or the valuation allowance due to changes in the enacted tax rates upon the finalization of the income tax returns for the year of the exchange transaction will be recorded in equity. All subsequent changes in the measurement of the deferred tax assets due to changes in the enacted tax rates or changes in the valuation allowance are recorded as a component of income tax expense.

In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. In order to realize the annual pre-tax benefit of approximately $24.4 million, the Company needs to generate approximately $160.0 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit of $24.4 million each year, the shortfall becomes a net operating loss that can be carried back 3 years to offset prior years’ taxable income or carried forward 20 years to offset future taxable income. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets resulting from the basis step up transactions (initial sale of units in the Operating Partnerships and subsequent exchanges of Operating Partnership units since the date of the Reorganization Transactions). Deferred tax assets representing the tax benefits to be realized when future payments are made to HFF Holdings under the Tax Receivable Agreement of $20.6 million and certain state net operating loss carryforwards of $0.2 million which expire in 2013 and 2015 are currently not more likely than not to be realized and, therefore, have a valuation allowance of $20.8 million recorded against them. The combined federal and state tax effected net operating loss carryforwards of $11.7 million at December 31, 2010 represent the cumulative excess of the section 754 annual tax deductions over taxable income for 2010 and prior years. The federal net operating loss carryforwards expire from 2028 to 2030 while the state net operating loss carryforwards expire from 2013 through 2029.

The Company will recognize interest and penalties related to unrecognized tax benefits in interest and other income, net in the consolidated statements of income. There were no interest or penalties recorded in the twelve months ended December 31, 2010 or December 31, 2009.

Tax Receivable Agreement

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 of the Internal Revenue Code for 2007, and intend to keep that election in effect for each taxable year in which an exchange of partnership units for shares occurs. The initial sale as a result of the offering and the subsequent exchanges of partnership units increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of future tax payments to the extent that the Company has future taxable income. During 2010, the deferred tax asset for the Section 754 election tax basis step-up increased $48.4 million due to the exchanges of Operating Partnership units

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

for the Company’s Class A common stock. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $175.0 million and has recorded this amount as a deferred tax asset on its Consolidated Balance Sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2010 and 2009. The Company is obligated, however, pursuant to its Tax Receivable Agreement with HFF Holdings, to pay to HFF Holdings, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement.

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

The Company believes it is more likely than not that it will realize a portion of the benefit represented by the deferred tax asset, and, therefore, the Company recorded 85% of this estimated amount of the increase in deferred tax assets, as a liability to HFF Holdings under the tax receivable agreement and the remaining 15% of the increase in deferred tax assets directly in additional paid-in capital in stockholders’ equity. Deferred tax assets representing the tax benefits to be realized when future payments are made to HFF Holdings under the tax receivable agreement are currently not likely to be realized and, therefore, have a valuation allowance of $20.6 million recorded against them.

While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the payments that will be made to HFF Holdings will be $147.1 million and has recorded this obligation to HFF Holdings as a liability on the consolidated balance sheets. During the year ended December 31, 2010, the tax rates used to measure the deferred tax assets were updated which resulted in a reduction of deferred tax assets of $1.0 million, which resulted in a reduction in the payable under the tax receivable agreement of $0.8 million. In conjunction with the filing of the Company’s 2008 federal and state tax returns, the benefit for 2008 relating to the Section 754 basis step-up was finalized resulting in $2.7 million in tax benefits realized by the Company for 2008. As discussed above, the Company is obligated to remit to HFF Holdings 85% of any such cash savings in federal and state tax. As such, during August 2009, the Company paid $2.3 million to HFF Holdings under this tax receivable agreement. In addition, during the year ended December 31, 2009, the tax rates used to measure the deferred tax assets were updated which resulted in a reduction of deferred tax assets of $2.0 million, which resulted in a reduction in the payable under the tax receivable agreement of $1.7 million. To the extent the Company does not realize all of the tax benefits in future years, this liability to HFF Holdings may be reduced.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

14.	Noncontrolling Interest

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

Effective January 1, 2009, HFF, Inc. adopted the provisions of Statement of Financial Accounting Standards No. 160, Accounting and Reporting Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (codified in FASB ASC Topic 810, Consolidation). This standard requires retrospective application of its presentation and disclosure requirements. As a result, previously presented minority interest in the consolidated balance sheets has been reclassified to equity as noncontrolling interest. Net income in the consolidated statements of income has been adjusted to include the net income attributable to the noncontrolling interest. A reconciliation of the beginning and end of period equity attributable to the noncontrolling interest is presented in the consolidated statements of stockholders’ equity/partners’ capital (deficiency).

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

The table below sets forth the noncontrolling interest amount recorded during the years ending December 31, 2010 and 2009, which includes the exchange of 1,738,266 partnership units for 1,738,266 shares of Class A common stock during the three months ended March 31, 2010, 15,836,108 partnership units for 15,836,108 shares of Class A common stock during the three months ended June 30, 2010 and 644,402 partnership units for 644,402 shares of Class A common stock during the three months ended December 31, 2009 (dollars in thousands).

	Three		Three		Three	Three
	Months		Months		Months	Months	Year
	Ended		Ended		Ended	Ended	Ended
	3/31/10		6/30/10		9/30/10	12/31/10	12/31/10

Net income from operating partnerships	$1,234		$9,962		$8,063	$8,233	$27,492
Noncontrolling interest ownership percentage	(A	)	(B	)	5.80%	5.80%

Noncontrolling interest	$625		$4,528		$468	$477	$6,098

	Three	Three	Three	Three
	Months	Months	Months	Months	Year
	Ended	Ended	Ended	Ended	Ended
	3/31/09	6/30/09	9/30/08	12/31/09	12/31/09

Net (loss) income from operating partnerships	$(5,176)	$526	$2,402	$6,931	$4,683
Noncontrolling interest ownership percentage	55.31%	55.31%	55.31%	(C )

Noncontrolling interest	$(2,863)	$291	$1,328	$3,775	$2,531

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

(A)	During the three months ending March 31, 2010, the ownership of the Operating Partnerships changed due to the exercise of the exchange rights of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 53.56% during January 2010, 53.19% during February 2010 and 49.86% during March 2010.

(B)	During the three months ending June 30, 2010, the ownership of the Operating Partnerships changed due to the exercise of the exchange rights of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 48.84% during April 2010, 48.14% during May 2010 and 44.29% during June 2010.

(C)	During the three months ending December 31, 2009, the ownership of the Operating Partnerships changed due to the exercise of the exchange rights of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 55.31% during October and November 2009 and 53.93% during December 2009.

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

In June 2010, following consultation with the Company’s board of directors, the members of HFF Holdings agreed to modify the Exchange Right in connection with the extension of the Company’s employment agreements with certain participating members of HFF Holdings. These modifications permitted HFF Holdings to exchange in June 2010 all of its partnership units in the Operating Partnerships that corresponded to participating members’ interests in HFF Holdings for shares of Class A common stock. The participating members of HFF Holdings were then entitled to redeem all of their respective membership units in HFF Holdings for such shares of Class A common stock. This modification was conditioned upon each participating member’s agreement to extend the term of his or her existing non-competition and non-solicitation agreement to March 2015 and the imposition of resale restrictions on a portion of his or her shares of Class A common stock received pursuant to the Exchange Right exercise. The shares of Class A common stock subject to the resale restrictions equal 4,020,640 shares in the aggregate, which is equal to 25% of the original number of shares of Class A common stock that such participating members would have received following an exchange of 100% of their membership units in HFF Holdings held at the time of the initial public offering. The restrictions will begin to be released in March 2013. In March 2013, 33% or approximately 1.34 million of such restricted shares of Class A common stock will be eligible to be freely sold, with a like amount of such restricted shares of Class A common stock becoming eligible to be freely sold in each of March 2014 and March 2015. The contractual provisions setting forth these new resale restrictions can be waived, amended or terminated by the members of HFF Holdings following consultation with the Company’s board of directors. Members choosing not to participate in the modification of the Exchange Right continued to be subject to their existing non-competition and non-solicitation agreements and the Exchange Right restrictions that were effective at the time of the initial public offering.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Reflects the June 2010
Modification of the Exchange Rights
	Original Exchange Rights Following the Reorganization Transactions				Percentage of
	Number of	Percentage of		Number of	HFF
	HFF Holdings’	HFF	Number of	Additional	Holdings’
	Partnership Units	Holdings’	HFF Holdings’	HFF Holdings’	Remaining
	in the Operating	Partnership	Partnership Units	Partnership	Partnership
	Partnerships	Units in the	exchanged for	Units	Units in the
	Available for	Operating	Shares of	Expected	Operating
	Exchange as a	Partnerships	Class A Common	to	Partnerships
	result of the	Becoming	Stock Exchanged	Become	Becoming
	Reorganization	Eligible	Through	Available	Eligible
Exchangeability Date:	Transactions	for Exchange	December 31, 2010	for Exchange	for Exchange

January 31, 2009	5,088,750	25%	5,088,750	—	0%
January 31, 2010	5,088,750	25%	5,088,750	—	0%
January 31, 2011	5,088,750	25%	4,020,638	1,068,112	50%
January 31, 2012	5,088,750	25%	4,020,638	1,068,112	50%

Total	20,355,000	100%	18,218,776	2,136,224	100%

On September 30, 2009, a Registration Statement on Form S-3 relating to the offering and sale from time to time by the members of HFF Holdings of such 20,355,000 shares of Class A common stock became effective. At December 31, 2010, 18,218,776 partnership units in each of the Operating Partnerships beneficially owned by members of HFF Holdings immediately following the Reorganization Transactions had been exchanged for an equal amount of shares of HFF, Inc.’s Class A common stock pursuant to the Exchange Right. After giving effect to these changes, HFF Holdings owned 5.8% of the Operating Partnerships at December 31, 2010.

If all of the remaining partnership units held by HFF Holdings were exchanged for shares of Class A common stock of HFF, Inc. on December 31, 2010, 2,136,224 shares of Class A common stock with a fair value of $20.6 million would be issued and 36,965,606 shares of Class A common stock would be outstanding.

On February 28, 2011, HFF Holdings exchanged 1,113,691 partnership units for 1,113,691 shares of the Company’s Class A common stock. After giving effect to such exchange, HFF Holdings’ ownership percentage in the Operating Partnerships was approximately 2.78%.

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

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share, and one share of Class B common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. HFF Holdings has been issued one share of Class B common stock. Class B common stock has no economic rights but entitles the holder to a number of votes equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships, as of the relevant record date for the HFF, Inc. stockholder action, are exchangeable. Holders of Class A and Class B common stock will vote together as a single class on all matters

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

presented to the Company’s stockholders for their vote or approval. The Company has issued 34,939,922 and 17,263,281 shares of Class A common stock and 1 share of Class B common stock as of December 31, 2010 and December 31, 2009, respectively.

16.	Earnings Per Share

The Company’s net income and weighted average shares outstanding for the years ended December 31, 2010 and 2009, consists of the following (dollars in thousands):

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2010	2009

Net income	$16,989	$1,779
Net income (loss) attributable to controlling interest	$6,098	$(752)
Weighted Average Shares Outstanding:
Basic	26,900,261	16,637,216
Diluted	27,085,646	16,637,967

The calculations of basic and diluted net income per share amounts for the years ended December 31, 2010 and 2009 are described and presented below.

Basic Net Income per Share

Numerator — net income (loss) attributable to the controlling interest for the three and twelve months ended December 31, 2010 and 2009, respectively.

Denominator — the weighted average shares of Class A common stock for the three and twelve months ended December 31, 2010 and 2009, including 78,803 and 81,408 restricted stock units that have vested and whose issuance is no longer contingent as of December 31, 2010 and 2009, respectively.

Diluted Net Income per Share

Numerator — net income attributable to controlling interest for the three and twelve month periods ended December 31, 2010 and 2009 as in the basic net income per share calculation described above plus income allocated to noncontrolling interest holder upon assumed exercise of exchange rights.

Denominator — the weighted average shares of Class A common stock for the three and twelve months ended December 31, 2010 and 2009, including 78,803 and 81,408 restricted stock units that have vested and whose issuance is no longer contingent as of December 31 2010 and 2009, respectively, plus the dilutive effect of the

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

unrestricted stock units, stock options, and the issuance of Class A common stock upon the exercise of the Exchange Right by HFF Holdings.

	Three Months	Year	Three Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2010	2009	2009

Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common stockholders	$4,280	$10,891	$1,530	$(752)
Denominator:
Weighted average number of shares of Class A common stock outstanding	34,893,110	26,900,261	16,783,133	16,637,216
Basic net income per share of Class A common stock	$0.12	$0.40	$0.09	$(0.05)
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common stockholders	$4,280	$10,891	$1,530	$(752)
Add — dilutive effect of:
Income allocated to noncontrolling interest holder upon assumed exercise of exchange right	—	—	—	—
Denominator:
Basic weighted average number of shares of Class A common stock	34,893,110	26,900,261	16,783,133	16,637,216
Add — dilutive effect of:
Unvested restricted stock units	183,166	178,848	12,460	—
Stock options	10,541	6,538	2,665	751
Noncontrolling interest holder exchange right	—	—	—	—
Weighted average common shares outstanding — diluted	35,086,817	27,085,646	16,798,258	16,637,967
Diluted earnings per share of Class A common stock	$0.12	$0.40	$0.09	$(0.05)

17.	Concentrations

A significant portion of the Company’s capital markets services revenues is derived from transactions involving commercial real estate located in specific geographic areas. During 2010, approximately 20.1% 9.1%, 7.0%, 5.5%, 5.0% and 10.8% of the Company’s capital markets services revenues were derived from transactions involving commercial real estate located in Texas, Florida, California, Illinois, Massachusetts and the region consisting of the District of Columbia, Maryland and Virginia, respectively. During 2009, approximately 20.4%, 8.1%, 5.6% and 12.7% of our capital markets services revenues was derived from transactions involving commercial real estate located in Texas, Florida, Massachusetts and the region consisting of the District of

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Columbia, Maryland and Virginia, respectively. As a result, a significant portion of the Company’s business is dependent on the economic conditions in general and the markets for commercial real estate in these areas.

18.	Related Party Transactions

The Company made payments on behalf of two affiliates, HFF Holdings and Holdings Sub (the “Holdings Affiliates”), of $454 and $71,891 during the year ended December 31, 2010. The Company made payments on behalf of the Holdings Affiliates of $454 and $37,782 during the year ended December 31, 2009. The Company had a net receivable from the Holdings Affiliates of approximately $19,000 as of December 31, 2010 and a net payable to the Holdings Affiliates of approximately $54,000 as of December 31, 2009.

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

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. During the year ended December 31, 2010, the Company did not make any payments to HFF Holdings under the tax receivable agreement. During the year ended December 31, 2009, the Company paid HFF Holdings $2.3 million, which represents 85% of the actual cash savings realized by the Company in 2008. The Company has recorded $147.1 million and $105.5 million for this obligation to HFF Holdings as a liability on the consolidated balance sheet as of December 31, 2010 and 2009, respectively.

20.	Selected Quarterly Financial Data (unaudited)

	Quarter Ended
2010	March 31	June 30	September 30	December 31

Net revenue	$19,413	$34,133	$37,490	$48,936
Operating (loss) income	(1,011)	5,155	5,916	5,305
Interest and other income, net	1,739	3,957	1,636	2,155
(Increase) decrease in payable under the tax receivable agreement	(8)	—	806	15
Net income	548	7,227	4,456	4,758
Net (loss) income attributable to controlling interest	(77)	2,699	3,989	4,280
Per share data(1)
Basic earnings per share	$(0.00)	$0.14	$0.11	$0.12
Diluted earnings per share	$(0.00)	$0.14	$0.11	$0.12

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Quarter Ended
2009	March 31	June 30	September 30	December 31

Net revenue	$13,228	$16,433	$20,612	$27,203
Operating (loss) income	(6,123)	(1,813)	840	3,182
Interest and other income, net	413	1,989	920	3,109
Decrease in payable under the tax receivable agreement	—	—	1,694	195
Net (loss) income	(4,906)	91	1,289	5,305
Net (loss) income attributable to controlling interest	(2,043)	(200)	(39)	1,530
Per share data(1)
Basic earnings per share	$(0.12)	$(0.01)	$(0.00)	$0.09
Diluted earnings per share	$(0.12)	$(0.01)	$(0.00)	$0.09

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2010, our current disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s report on internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2010.

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

The following table provides information as of December 31, 2010 with respect to shares of the Company’s Class A common stock that may be issued under its 2006 Omnibus Incentive Compensation Plan:

Equity Compensation Plan Information
Number of Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(excluding Securities
	Options, Warrants	Options, Warrants	Reflected in Column
	and Rights	and Rights	(a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	638,247	$10.27	2,586,466
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	638,247	$10.27	2,586,466

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)(2) The financial statements and financial statement schedules filed as part of this Annual Report are set forth under Item 8. Reference is made to the index on page 44. All schedules are omitted because they are not applicable, not required or the information appears in the Company’s consolidated financial statements or notes thereto.

(3) Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2011.

HFF, INC.

By:	/s/ John H. Pelusi, Jr.
John H. Pelusi, Jr.
Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John H. Pelusi, Jr. John H. Pelusi, Jr.	Chief Executive Officer, Director and Executive Managing Director (Principal Executive Officer)	March 11, 2011

/s/ Gregory R. Conley Gregory R. Conley	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2011

/s/ John P. Fowler John P. Fowler	Director	March 11, 2011

/s/ Mark D. Gibson Mark D. Gibson	Director	March 11, 2011

/s/ Deborah H. McAneny Deborah H. McAneny	Director	March 11, 2011

/s/ Susan P. McGalla Susan P. McGalla	Director	March 11, 2011

/s/ George L. Miles, Jr. George L. Miles, Jr.	Director	March 11, 2011

/s/ Lenore M. Sullivan Lenore M. Sullivan	Director	March 11, 2011

/s/ Joe B. Thornton, Jr. Joe B. Thornton, Jr.	Director	March 11, 2011

/s/ Steven E. Wheeler Steven E. Wheeler	Director	March 11, 2011

Exhibit Index

2.1	Sale and Merger Agreement, dated January 30, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-l (File No. 333-138579) (“Form S-l”) filed with the SEC on December 22, 2006)
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form S-l filed with the SEC on December 22, 2006)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on December 22, 2006)
10.1	Holliday Fenoglio Fowler, L.P. Partnership Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)
10.2	HFF Securities L.P. Partnership Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)
10.3	Tax Receivable Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.3 to the Form S-1 filed with the SEC on December 22, 2006)
10.4	Registration Rights Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.4 to the Form S-1 filed with the SEC on December 22, 2006)
10.5	HFF, Inc. 2006 Omnibus Incentive Compensation Plan, dated January 30, 2007 (incorporated by reference to Exhibit 10.9 to the Form S-l filed with the SEC on January 8, 2007)
10.6	Holliday Fenoglio Fowler, L.P. Amended and Restated Profit Participation Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33280), filed with the SEC on January 21, 2011)
10.7	HFF Securities, L.P. Amended and Restated Profit Participation Bonus Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33280), filed with the SEC on January 21, 2011)
10.8	HFF, Inc. Firm Profit Participation Bonus Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33280), filed with the SEC on January 21, 2011)
10.9	Employment Agreement between the Registrant and John H. Pelusi, Jr., dated January 30, 2007 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)
10.10	First Amendment to Amended and Restated Employment Agreement, by and between John H. Pelusi, Jr., and Holliday Fenoglio Fowler, L.P. dated June 30, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33280) filed with the SEC on June 30, 2010)
10.11	Employment Agreement between the Registrant and Gregory R. Conley, dated January 30, 2007 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)
10.12	Employment Agreement between the Registrant and Nancy Goodson, dated January 30, 2007 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)
10.13	Form of Contribution Agreement with John H. Pelusi, Jr., John P. Fowler, Mark D. Gibson, John Z. Kukral, Deborah H. McAneny, Susan P. McGalla, George L. Miles, Jr., Lenore M. Sullivan, Joe B. Thornton, Jr. and Steven E. Wheeler (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33280) filed with the SEC on March 17, 2008)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002