Form 10-Q
period 2011-03-31
HFF, Inc.
filed 2011-05-06
CIK 1380509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding as of April 29, 2011 was 35,958,521 shares.

HFF, INC. AND SUBSIDIARIES

March 31, 2011

Page

PART I. FINANCIAL INFORMATION	4

Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	30
Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION	32

Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults upon Senior Securities	32
Item 4. (Removed and Reserved)	32
Item 5. Other Information	32
Item 6. Exhibits	32

Signatures	33
First Amendment to Amended and Restated Limited Partnership Agreement of HFF Securities, L.P.
First Amendment to Amended and Restated Texas Limited Partnership Agreement of Holliday Fenoglio Fowler, L.P.
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 1350
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1

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
SPECIAL NOTE REGARDING THE REGISTRANT
     In connection with our initial public offering of our Class A common stock in February 2007, we effected a reorganization of our business, which had previously been conducted through HFF Holdings LLC (“HFF Holdings”) and certain of its wholly-owned subsidiaries, including Holliday Fenoglio Fowler, L.P. and HFF Securities L.P. (together, the “Operating Partnerships”) and Holliday GP Corp. (“Holliday GP”). In the reorganization, HFF, Inc., a newly-formed Delaware corporation, purchased from HFF Holdings all of the shares of Holliday GP, which is the sole general partner of each of the Operating Partnerships, and approximately 45% of the partnership units in each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP) in exchange for the net proceeds from the initial public offering and one share of Class B common stock of HFF, Inc. As of March 31, 2011, HFF Holdings had exchanged an additional 52.5% of the partnership units in each of the Operating Partnerships for shares of Class A common stock of the Company pursuant to the Exchange Right (as defined in this Quarterly Report on Form 10-Q). Following this reorganization, HFF, Inc. became and continues to be a holding company holding partnership units in the Operating Partnerships and all of the outstanding shares of Holliday GP. As of March 31, 2011, HFF, Inc. held approximately 97.2% of the partnership units in the Operating Partnerships. HFF Holdings and HFF, Inc., through their wholly-owned subsidiaries, are the only limited partners of the Operating Partnerships. We refer to these transactions collectively in this Quarterly Report on Form 10-Q as the “Reorganization Transactions.” Unless we state otherwise, the information in this Quarterly Report on Form 10-Q gives effect to these Reorganization Transactions.
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

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
HFF, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$72,349	$73,339
Restricted cash (Note 7)	80	80
Accounts receivable	1,652	1,029
Receivable from affiliate (Note 16)	20	19
Mortgage notes receivable (Note 8)	77,997	74,594
Prepaid taxes	76	76
Prepaid expenses and other current assets	1,998	1,273
Deferred tax asset, net	733	2,058

Total current assets, net	154,905	152,468
Property and equipment, net (Note 4)	3,698	3,558
Deferred tax asset, net	167,095	162,195
Goodwill	3,712	3,712
Intangible assets, net (Note 5)	11,192	10,513
Other noncurrent assets	681	704

Total Assets	$341,283	$333,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$202	$166
Warehouse line of credit (Note 8)	77,997	74,594
Accrued compensation and related taxes	9,641	14,169
Accounts payable	772	1,071
Payable under tax receivable agreement (Note 12)	6,288	6,288
Other current liabilities	1,974	3,365

Total current liabilities	96,874	99,653
Deferred rent credit	2,994	2,875
Payable under the tax receivable agreement, less current portion (Note 12)	146,219	140,779
Other long-term liabilities	15	22
Long-term debt, less current portion (Note 7)	209	138

Total liabilities	246,311	243,467
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 authorized; 36,076,878 and 34,939,922 shares issued, respectively; 35,958,521 and 34,829,382 shares outstanding, respectively	360	348
Class B common stock, par value $0.01 per share, 1 share authorized, and 1 share outstanding	—	—
Treasury stock, 118,357 and 110,540 shares at cost, respectively	(490)	(396)
Additional paid-in-capital	65,857	62,485
Retained earnings	26,944	22,895

Total parent stockholders’ equity	92,671	85,332
Noncontrolling interest (Note 13)	2,301	4,351

Total equity	94,972	89,683

Total liabilities and stockholders’ equity	$341,283	$333,150

See accompanying notes to the consolidated financial statements.

HFF, Inc.
Consolidated Statements of Income
(Dollars in Thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010

Revenues
Capital markets services revenue	$40,469	$18,759
Interest on mortgage notes receivable	1,076	423
Other	391	231

	41,936	19,413
Expenses
Cost of services	25,410	12,050
Personnel	4,297	2,253
Occupancy	1,925	1,740
Travel and entertainment	1,307	903
Supplies, research, and printing	903	403
Insurance	402	512
Professional fees	941	717
Depreciation and amortization	955	923
Interest on warehouse line of credit	647	221
Other operating	838	702

	37,625	20,424

Operating income (loss)	4,311	(1,011)

Interest and other income, net	2,867	1,739
Interest expense	(10)	(26)
Decrease in payable under the tax receivable agreement	—	(8)

Income before income taxes	7,168	694
Income tax expense	2,821	146

Net income	4,347	548
Net income attributable to noncontrolling interest	298	625

Net income (loss) attributable to controlling interest	$4,049	$(77)

Earnings per share — Basic and Diluted
Income (loss) available to HFF, Inc. common stockholders — Basic	$0.11	$(0.00)
Income (loss) available to HFF, Inc. common stockholders — Diluted	$0.11	$(0.00)
See accompanying notes to the consolidated financial statements.

HFF, Inc.
Consolidated Statements of Stockholders’ Equity
(Dollars in Thousands, except share data)

	Controlling Interest
	Common Stock		Treasury Stock		Additional
					Paid in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity
Stockholders’ equity, December 31, 2010	34,829,382	$348	110,540	$(396)	$62,485	$22,895	$4,351	$89,683
Stock compensation and other, net	—	—	—	—	159	—	—	159
Issuance of Class A common stock	1,136,956	12	—	—	2,336	—	(2,348)	—
Repurchase of Class A common stock	(7,817)	—	7,817	(94)	—	—	—	(94)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	877	—	—	877
Distributions	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	4,049	298	4,347

Stockholders’ equity, March 31, 2011	35,958,521	$360	118,357	$(490)	$65,857	$26,944	$2,301	$94,972

	Controlling Interest
	Common Stock		Treasury Stock		Additional
					Paid in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity
Stockholders’ equity, December 31, 2009	17,183,232	$172	80,049	$(173)	$28,498	$12,004	$26,504	$67,005
Stock compensation and other, net	—	—	—	—	124	—	—	124
Issuance of Class A common stock	1,792,499	18	—	—	2,340	—	(2,358)	—
Repurchase of Class A common stock	(19,677)	(—)	19,677	(123)	—	—	—	(123)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	603	—	—	603
Distributions	—	—	—	—	—	—	—	—
Net (loss) income	—	—	—	—	—	(77)	625	548

Stockholders’ equity, March 31, 2010	18,956,054	$190	99,726	$(296)	$31,565	$11,927	$24,771	$68,157

See accompanying notes to the consolidated financial statements.

HFF, Inc.
Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net income	$4,347	$548
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	623	124
Deferred taxes	2,743	122
Decrease in payable under the tax receivable agreement	—	8
Depreciation and amortization:
Property and equipment	307	337
Intangibles	648	579
Gain on sale or disposition of assets, net	(1,945)	(870)
Mortgage service rights assumed	(296)	(267)
Proceeds from sale of mortgage servicing rights	898	529
Increase (decrease) in cash from changes in:
Restricted cash	—	—
Accounts receivable	(623)	(934)
(Receivable from) /payable to affiliates	(1)	(4)
Payable under the tax receivable agreement	—	—
Mortgage notes receivable	(3,403)	31,700
Net borrowings on warehouse line of credit	3,403	(31,700)
Prepaid taxes, prepaid expenses and other current assets	(725)	66
Other noncurrent assets	23	—
Accrued compensation and related taxes	(4,992)	(895)
Accounts payable	(299)	(364)
Other accrued liabilities	(1,391)	(717)
Other long-term liabilities	119	(140)

Net cash used in operating activities	(564)	(1,878)
Investing activities
Purchases of property and equipment	(274)	(16)

Net cash used in investing activities	(274)	(16)
Financing activities
Payments on long-term debt	(58)	(44)
Treasury stock	(94)	(123)

Net cash used in financing activities	(152)	(167)

Net decrease in cash	(990)	(2,061)
Cash and cash equivalents, beginning of period	73,339	40,931

Cash and cash equivalents, end of period	$72,349	$38,870

See accompanying notes to the consolidated financial statements.

HFF, Inc.
Notes to Consolidated Financial Statements
1. Organization and Basis of Presentation
Organization
HFF, Inc., through its Operating Partnerships, Holliday Fenoglio Fowler, L.P., a Texas limited partnership (“HFF LP”), and HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”), is a commercial real estate financial intermediary that provides commercial real estate and capital markets services including debt placement, investment sales, structured finance, private equity placements, investment banking and advisory services, loan sales and loan sale advisory services, and commercial loan servicing and commercial real estate structured financing placements and capital markets advice in 18 offices in the United States.
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
The proceeds of the Offering were used to purchase from HFF Holdings all of the shares of Holliday GP and partnership units representing approximately 39% of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP).
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
In June 2010, following consultation with the Company’s board of directors, the members of HFF Holdings agreed to modify the Exchange Right so as to permit certain participating members of HFF Holdings who voluntarily agreed to certain conditions to exchange in June 2010 all of its partnership units in the Operating Partnerships that corresponded to certain participating members’ interests in HFF Holdings for shares of Class A common stock. The participating members of HFF Holdings were then entitled to redeem all of their respective membership units in HFF Holdings for such shares of Class A common stock. This modification was conditioned upon each participating member’s agreement to extend the term of his or her existing non-competition and non-solicitation agreement to March 2015 and the imposition of resale restrictions on a portion of his or her shares of Class A common stock received pursuant to the Exchange Right exercise. The shares of Class A common stock subject to the resale restrictions equal 4,020,640 shares in the aggregate, which is equal to 25% of the original number of shares of Class A common stock that such participating members would have received following an exchange of 100% of their membership units in HFF Holdings held at the time of the initial public offering. The voluntarily-imposed restrictions will begin to be released in March 2013. In March 2013, 33%, or approximately 1.34 millions, of the newly restricted shares of Class A common stock will be eligible to be freely sold, with a like amount of the newly-restricted shares of Class A common stock becoming eligible to be freely sold in each of March 2014 and in March 2015. The contractual provisions setting forth these new resale restrictions can be waived, amended or terminated by the members of HFF Holdings following consultation with the Company’s Board of Directors. Members choosing not to participate in the modification of the Exchange Right continued to be subject to their existing non-competition and non-solicitation agreements and the Exchange Right restrictions that were put in place at the time of the initial public offering.
Basis of Presentation
The accompanying consolidated financial statements of HFF, Inc. as of March 31, 2011 and December 31, 2010 and for the three month periods ended March 31, 2011 and March 31, 2010, include the accounts of HFF LP, HFF Securities, and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP and HoldCo LLC. All significant intercompany accounts and transactions have been eliminated.
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
2. Summary of Significant Accounting Policies
These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010. Accordingly, significant accounting policies and disclosures normally provided have been omitted as such items are disclosed therein. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three months ended March 31, 2011 are not necessarily indicative of the results expected for the year ending December 31, 2011.
3. Stock Compensation
During the three month period ending March 31, 2011, 23,265 vested restricted stock units were converted to Class A common stock and no new restricted stock units were granted. During the three month period ending March 31, 2011, no stock options were granted or forfeited.
The stock compensation cost that has been charged against income for the three months ended March 31, 2011 and 2010 was $0.6 million and $0.1 million, respectively, which is recorded in “Personnel” expenses in the consolidated statements of income. At March 31, 2011, there was approximately $5.9 million of unrecognized compensation cost related to share based awards. As of March 31, 2011, there are 558,094 restricted stock units outstanding, of which 392,700 units are treated as liability awards and require remeasurement of fair value at the end of each reporting period until settlement.
During the three months ended March 31, 2011, no options vested or were exercised.
The fair value of vested restricted stock units was $1.2 million at March 31, 2011.

The weighted average remaining contractual term of the nonvested restricted stock units was 2.7 years as of March 31, 2011.
4. Property and Equipment
Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Furniture and equipment	$4,007	$3,989
Computer equipment	929	929
Capitalized software costs	492	484
Leasehold improvements	5,762	5,916

Subtotal	11,190	11,318
Less accumulated depreciation and amortization	(7,492)	(7,760)

	$3,698	$3,558

At March 31, 2011 and December 31, 2010 the Company has recorded, within furniture and equipment, office equipment under capital leases of $0.7 million and $0.6 million, respectively, including accumulated amortization of $0.3 million for both periods presented, which is included within depreciation and amortization expense in the accompanying consolidated statements of income. See Note 7 for discussion of the related capital lease obligations.
5. Intangible Assets
The Company’s intangible assets are summarized as follows (in thousands):

	March 31, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Amortizable intangible assets:
Mortgage servicing rights	$18,307	$(7,215)	$11,092	$17,007	$(6,594)	$10,413
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$18,407	$(7,215)	$11,192	$17,107	$(6,594)	$10,513

As of March 31, 2011 and December 31, 2010, the Company serviced $25.6 billion and $25.1 billion, respectively, of commercial loans. The Company earned $3.0 million and $2.8 million in servicing fees and interest on float and escrow balances for the three month periods ending March 31, 2011 and 2010, respectively. These revenues are recorded as capital markets services revenues in the consolidated statements of income.
The total commercial loan servicing portfolio includes loans for which there are no corresponding mortgage servicing rights recorded on the balance sheet, as these servicing rights were assumed prior to January 1, 2007 and involved no initial consideration paid by the Company. The Company has recorded mortgage servicing rights of $11.1 million and $10.4 million on $15.5 billion and $14.6 billion, respectively, of the total loans serviced as of March 31, 2011 and December 31, 2010.
The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (CMBS), Freddie Mac and limited-service life company loans.

Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of March 31, 2011 and 2010 are as follows:

	As of March 31,
	2011	2010
Expected life of cash flows	3 years to 10 years	3 years to 10 years
Discount rate (1)	15% to 20%	15% to 20%
Prepayment rate	0% to 8%	0% to 8%
Inflation rate	2%	2%
Cost of service per loan	$1,600 to $3,800	$1,600 to $4,619

(1)	Reflects the time value of money and the risk of future cash flows related to the possible cancellation of servicing contracts, transferability restrictions on certain servicing contracts, concentration in the life company portfolio and large loan risk.
The above assumptions are subject to change based on management’s judgments and estimates of future changes in the risks related to future cash flows and interest rates. Changes in these factors would cause a corresponding increase or decrease in the prepayment rates and discount rates used in our valuation model.
Changes in the carrying value of mortgage servicing rights for the three month periods ended March 31, 2011 and 2010, and the fair value at the end of each period were as follows (in thousands):

				Sold /		FV at
Category	12/31/10	Capitalized	Amortized	Transferred	3/31/11	3/31/11
Freddie Mac	$6,190	$1,127	$(325)	$(475)	$6,517	$7,226
CMBS	3,232	116	(156)	385	3,577	4,166
Life company	900	172	(153)	—	919	975
Life company — limited	91	8	(20)	—	79	131

Total	$10,413	$1,423	$(654)	$(90)	$11,092	$12,498

				Sold /		FV at
Category	12/31/09	Capitalized	Amortized	Transferred	3/31/10	3/31/10
Freddie Mac	$5,833	$406	$(281)	$(258)	$5,700	$6,199
CMBS	2,429	31	(110)	201	2,551	2,890
Life company	779	236	(156)	—	859	948
Life company — limited	139	—	(27)	—	112	126

Total	$9,180	$673	$(574)	$(57)	$9,222	$10,163

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $1.1 million and $0.4 million on $402.2 million and $129.9 million of loans, respectively, during the three month periods ending March 31, 2011 and 2010, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration of $0.3 million and $0.3 million on $812.0 million and $364.6 million of loans, respectively, during the three month periods ending March 31, 2011 and 2010, respectively. During the three months ending March 31, 2011 and 2010, the Company sold the cashiering portion of certain Freddie Mac mortgage servicing rights. While the Company transferred the risks and rewards of ownership of the cashiering portion of the mortgage servicing rights, the Company continues to perform limited servicing activities on these loans for a reduced market-based fee. Therefore, the remaining servicing rights were transferred to the CMBS servicing tranche. The net result of these transactions was the Company recording a gain in the three months ending March 31, 2011 and 2010 of $0.8 million and $0.5 million, respectively, within interest and other income, net in the consolidated statements of income.

Amortization expense related to intangible assets was $0.7 million and $0.6 million during the three month periods ended March 31, 2011 and 2010, respectively, and is recorded in depreciation and amortization in the consolidated statements of income.
Estimated amortization expense for the next five years is as follows (in thousands):

Remainder of 2011	$1,904
2012	2,236
2013	1,865
2014	1,522
2015	1,269
2016	1,009
The weighted-average life of the mortgage servicing rights intangible asset was 6.3 years at March 31, 2011.
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
As of March 31, 2011, the Company did not have any assets or liabilities recognized at fair value on a recurring basis.
In accordance with generally accepted accounting principles, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and mortgage notes receivable. The mortgage servicing rights were not measured at fair value during the three month period ended March 31, 2011 as the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at March 31, 2011. See Note 5 for further discussion on the assumptions used in valuing the mortgage servicing rights and impact on earnings during the period. The fair value of the mortgage notes receivable was based on prices observable in the market for similar loans and equaled carrying value at March 31, 2011. Therefore, no lower of cost or fair value adjustment was required.
7. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Bank term note payable	$—	$—
Capital lease obligations	411	304

Total long-term debt and capital leases	411	304
Less current maturities	202	166

Long-term debt and capital leases	$209	$138

(a) The Credit Agreement
On February 5, 2007, HFF LP entered into an Amended and Restated Credit Agreement with Bank of America (“Amended Credit Agreement”). The Amended Credit Agreement was comprised of a $40.0 million revolving credit facility, which replaced the old Credit Agreement that was paid off in connection with the Reorganization Transactions. The Amended Credit Agreement matured on February 5, 2010 and may have been extended for one year based on certain conditions as defined in the agreement. HFF LP chose not to extend the Amended Credit Agreement. The Amended Credit Agreement required payment of a commitment fee of 0.2% or 0.3% on the unused amount of credit based on the total amount outstanding. HFF LP did not borrow on this revolving credit facility during the period February 5, 2007 through February 5, 2010.

(b) Letters of Credit and Capital Lease Obligations
At each March 31, 2011 and December 31, 2010, the Company had one outstanding letter of credit of approximately $0.1 million, as security for one lease. The Company segregated the cash in a separate bank account to collateralize the letter of credit. The letter of credit expires in July 2011 and can be extended for one year.
Capital lease obligations consist primarily of office equipment leases that expire at various dates through February 2014. A summary of future minimum lease payments under capital leases at March 31, 2011 is as follows (in thousands):

Remainder of 2011	$158
2012	162
2013	88
2014	3

$411

8. Warehouse Line of Credit
HFF LP maintains two uncommitted warehouse revolving lines of credit for the purpose of funding the Freddie Mac mortgage loans that it originates in connection with its services as a Freddie Mac Multifamily Program Plus® Seller/Servicer. In December 2009, HFF LP entered into an amended and restated line of credit with The Huntington Bank (“Huntington”). Under the terms of the arrangement with Huntington, availability was increased from $50 million up to $100 million through March 1, 2010, at which time total availability decreased to $75 million. During December 2009, HFF LP also entered into an agreement with PNC Bank, N.A. (“PNC”) to replace a separate predecessor warehouse revolving line of credit. HFF LP’s line of credit with PNC provides $175 million of availability.
Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. As of March 31, 2011 and December 31, 2010, HFF LP had $78.0 million and $74.6 million, respectively, outstanding on the warehouse lines of credit and a corresponding amount of mortgage notes receivable. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (0.25% and 0.26% at March 31, 2011 and December 31, 2010, respectively) plus a spread. HFF LP is also paid interest on its loan secured by a multifamily loan at the rate in the Freddie Mac note.
9. Lease Commitments
The Company leases various corporate offices, parking spaces and office equipment under noncancelable operating leases. These leases have initial terms of one to ten years. Several of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $1.5 million during each of the three month periods ended March 31, 2011 and 2010 and is recorded within occupancy expense in the consolidated statements of income.
Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (in thousands):

Remainder of 2011	$3,503
2012	4,676
2013	3,709
2014	2,423
2015	1,815
2016	983
Thereafter	525

$17,634

The Company subleases certain office space to subtenants, which subleases may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.
The Company also leases certain office equipment under capital leases that expire at various dates through 2014. See Note 4 and Note 7 above for further description of the assets and related obligations recorded under these capital leases at March 31, 2011 and December 31, 2010.

10. Servicing
The Company services commercial real estate loans for investors. The unpaid principal balance of the servicing portfolio totaled $25.6 billion and $25.1 billion at March 31, 2011 and December 31, 2010, respectively.
In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At March 31, 2011 and December 31, 2010, the funds held in escrow totaled $85.4 million and $108.3 million, respectively. These funds, and the offsetting liabilities of the borrowers to external parties, are not presented in the Company’s consolidated financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of income.
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
12. Income Taxes
Income tax expense includes current and deferred taxes as follows (in thousands):

	Current	Deferred	Total
Three Months Ended March 31, 2011:
Federal	$—	$2,497	$2,497
State	78	246	324

	$78	$2,743	$2,821

	Current	Deferred	Total
Three Months Ended March 31, 2010:
Federal	$—	$132	$132
State	24	(10)	14

	$24	$122	$146

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	March 31, 2011	March 31, 2010
Pre-tax book income	$7,168	$694
Less: pre-tax income allocated to noncontrolling interest holder	300	636

Pre-tax book income after noncontrolling interest	$6,868	$58

	March 31,
	2011		2010
Income tax expense / (benefit)		Rate		Rate
Taxes computed at federal rate	$2,404	35.0%	$20	35.0%
State and local taxes, net of federal tax benefit	321	4.7%	24	41.4%
Change in income tax benefit payable to stockholder	—	0.0%	(6)	(10.3)%
Stock compensation	41	0.6%	101	174.1%
Meals and entertainment	49	0.7%	4	6.9%
Other	6	0.1%	3	5.2%

Income tax expense	$2,821	41.1%	$146	252.2%

Total income tax expense recorded for the three months ended March 31, 2011 and 2010, included income tax expense of $3,000 and $11,000, respectively, of state and local taxes on income allocated to the noncontrolling interest holder, which represents 0.04% and 19.8% of the total effective rate, respectively.
Deferred income tax assets and liabilities consist of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Deferred income tax assets:
Section 754 election tax basis step-up	$179,778	$175,008
Tenant improvements	1,617	1,523
Net operating loss carryforward	12,955	11,727
Tax credits	123	123
Restricted stock units	586	503
Compensation	424	1,764
Other	303	276

	195,786	190,924
Less: valuation allowance	(21,603)	(20,848)

Deferred income tax asset	174,183	170,076
Deferred income tax liabilities:
Goodwill	(1,149)	(1,016)
Servicing rights	(4,024)	(3,649)
Deferred rent	(1,182)	(1,158)

Deferred income tax liability	(6,355)	(5,823)

Net deferred income tax asset	$167,828	$164,253

The primary deferred tax asset represents a tax basis step-up election under Section 754 of the Internal Revenue Code (“Section 754”) made by HFF, Inc. relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for shares of the Company’s Class A common stock since the date of the Reorganization Transactions. As a result of the step-up in basis from these transactions, the Company is entitled to annual future tax benefits in the form of amortization for income tax purposes. During the three month period ending March 31, 2011, the deferred tax asset for the Section 754 election tax basis step-up increased $6.3 million due to the exchanges of Operating Partnership units for the Company’s Class A common stock. The annual pre-tax benefit is currently approximately $25.3 million and will increase as future exchanges of Operating Partnership units occur (see Note 13). To the extent that the Company does not have sufficient taxable income in a year to fully utilize this annual deduction, the unused benefit is recharacterized as a net operating loss and can then be carried back three years or carried forward for twenty years. The Company measured the deferred tax asset based on the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships utilizing the enacted tax rates at the date of the transaction. In accordance with ASC topic 740, Income Taxes (ASC 740), the tax effects of transactions with stockholders that result in changes in the tax basis of a company’s assets and liabilities are recognized in equity. The Company recorded a valuation allowance on a portion of the recognized deferred tax assets recorded in connection with the Reorganization Transactions and the subsequent exercise of exchange rights due to the uncertainty in the timing and level of tax benefits that would be realized when payments are made to HFF Holdings under the tax receivable agreement (see further discussion below). Changes in the measurement of the deferred tax assets or the valuation allowance due to changes in the enacted tax rates upon the finalization of the income tax returns for the year of the exchange transaction will be recorded in equity. All subsequent changes in the measurement of the deferred tax assets due to changes in the enacted tax rates or changes in the valuation allowance are recorded as a component of income tax expense.
In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. In order to realize the annual pre-tax benefit of approximately $25.3 million, the Company needs to generate approximately $160.0 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit of $25.3 million each year, the shortfall becomes a net operating loss that can be carried back 3 years to offset prior years’ taxable income or carried forward 20 years to offset future taxable income. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets resulting from the basis step up transactions (initial sale of units in the Operating Partnerships and subsequent exchanges of Operating Partnership units since the date of the Reorganization Transactions). Deferred tax assets representing the tax benefits to be realized when future payments are made to HFF Holdings under the tax receivable agreement of $21.4 million and certain state net operating loss carryforwards of $0.2 million which expire in 2013 and 2015 are currently not more likely than not to be realized and, therefore, have a valuation allowance of $21.6 million recorded against them. The combined federal and state tax effected net operating loss carryforwards of $13.0 million at March 31, 2011 represent the cumulative excess of the Section 754 annual tax deductions over taxable income for the three month period ending March 31, 2011 and prior years. The federal net operating loss carryforwards expire from 2028 to 2030 while the state net operating loss carryforwards expire from 2013 through 2029.
The Company will recognize interest and penalties related to unrecognized tax benefits in interest and other income, net in the consolidated statements of income. There were no interest or penalties recorded in the three month periods ending March 31, 2011 and 2010.
Tax Receivable Agreement
In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007, and intend to keep that election in effect for each taxable year in which an exchange of partnership units for shares occurs. The initial sale as a result of the Offering and subsequent exchanges of Operating Partnership units for shares of Class A common stock produced (and future exchanges may produce) increases in the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of tax payments to the extent that the Company has taxable income. During the three month period ending March 31, 2011, the deferred tax asset for the Section 754 election tax basis step-up increased $6.3 million due to the exchanges of Operating Partnership units for the Company’s Class A common stock. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $179.8 million and has recorded this amount as a deferred tax asset on its consolidated balance sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2010. The Company is obligated, however, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax is computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges had the Company not entered into the tax receivable agreement.
The Company accounts for the income tax effects and corresponding tax receivable agreement effects as a result of the initial purchase and the sale of units of the Operating Partnerships in connection with the Reorganization Transactions and subsequent exchanges of Operating Partnership units for the Company’s Class A shares by recognizing a deferred tax asset for the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships, based on enacted tax rates at the date of the transaction, less any tax valuation allowance the Company believes is required. In accordance with ASC 740, the tax effects of transactions with stockholders that result in changes in the tax basis of a company’s assets and liabilities will be recognized in equity. If transactions with stockholders result in the recognition of deferred tax assets from changes in the Company’s tax basis of assets and liabilities, the valuation allowance initially required upon recognition of these deferred assets will be recorded in equity. Subsequent changes in enacted tax rates or any valuation allowance are recorded as a component of income tax expense.
The Company believes it is more likely than not that it will realize a portion of the benefit represented by the deferred tax asset, and, therefore, the Company recorded 85% of this estimated amount of the increase in deferred tax assets as a liability to HFF Holdings under the tax receivable agreement and the remaining 15% of the increase in deferred tax assets directly in additional paid-in capital in stockholders’ equity. However, due to uncertainties of timing and amounts of payments, deferred tax assets representing the tax benefits to be realized when future payments are made to HFF Holdings under the tax receivable agreement are currently not more likely than not to be realized and, therefore, have a valuation allowance of $21.4 million recorded against them.
While the actual amount and timing of payments under the tax receivable agreement depends upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the payments that will be made to HFF Holdings will be $152.5 million and has recorded this obligation to HFF Holdings as a liability on the consolidated balance sheet. During the year ended December 31, 2010, the tax rates used to measure the deferred tax assets were updated, which resulted in a reduction of deferred tax assets of $1.0 million, which in turn resulted in a reduction in the payable under the tax receivable agreement of $0.8 million. In addition, during the year ended December 31, 2009, the tax rates used to measure the deferred tax assets were updated which resulted in a reduction of deferred tax assets of $2.0 million, which resulted in a reduction in the payable under the tax receivable agreement of $1.7 million. To the extent the Company does not realize all of the tax benefits in future years, this liability to HFF Holdings may be reduced.
In conjunction with the filing of the Company’s 2009 federal and state tax returns, the benefit for 2009 relating to the Section 754 basis step-up was finalized resulting in no tax benefits being realized by the Company for 2009. As such, during 2010 the Company did not make any payments to HFF Holdings under the tax receivable agreement. As of March 31, 2011, the Company has made payments to HFF Holdings pursuant to the terms of the tax receivable agreement in an aggregate amount of approximately $7.5 million.
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
The table below sets forth the noncontrolling interest amount recorded for the three month periods ended March 31, 2011 and 2010, which includes the exchanges of 1,113,691 and 1,738,266 partnership units in each of the Operating Partnerships by members of HFF Holdings for an equal amount of shares of Class A common stock during the three month periods ending March 31, 2011 and 2010, respectively (dollars in thousands).

	Three months ended March 31,
	2011		2010
Net income from Operating Partnerships	$7,753		$1,234
Noncontrolling interest ownership percentage		(A)		(B)

Noncontrolling interest	$298		$625

(A)	During the three months ending March 31, 2011, the ownership of the Operating Partnerships changed due to the exercise of the exchange rights by members of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 5.8% during January and February 2011 and 2.8% during March 2011.

(B)	During the three months ending March 31, 2010, the ownership of the Operating Partnerships changed due to the exercise of the exchange rights by members of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 53.6% during January 2010, 53.2% during February 2010 and 49.9% during March 2010.
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
In June 2010, following consultation with the Company’s board of directors, the members of HFF Holdings agreed to modify the Exchange Right so as to permit certain participating members of HFF Holdings who voluntarily agreed to certain conditions to exchange in June 2010 all of its partnership units in the Operating Partnerships that corresponded to certain participating members’ interests in HFF Holdings for shares of Class A common stock. The participating members of HFF Holdings were then entitled to redeem all of their respective membership units in HFF Holdings for such shares of Class A common stock. This modification was conditioned upon each participating member’s agreement to extend the term of his or her existing non-competition and non-solicitation agreement to March 2015 and the imposition of resale restrictions on a portion of his or her shares of Class A common stock received pursuant to the Exchange Right exercise. The shares of Class A common stock subject to the resale restrictions equal 4,020,640 shares in the aggregate, which is equal to 25% of the original number of shares of Class A common stock that such participating members would have received following an exchange of 100% of their membership units in HFF Holdings held at the time of the initial public offering. The voluntarily-imposed restrictions will begin to be released in March 2013. In March 2013, 33%, or approximately 1.34 million, of the newly restricted shares of Class A common stock will be eligible to be freely sold, with a like amount of the newly-restricted shares of Class A common stock becoming eligible to be freely sold in each of March 2014 and March 2015. The contractual provisions setting forth these new resale restrictions can be waived, amended or terminated by the members of HFF Holdings following consultation with the Company’s board of directors. Members choosing not to participate in the modification of the Exchange Right continued to be subject to their existing non-competition and non-solicitation agreements and the Exchange Right restrictions, which were the same agreements and restrictions put in place at the time of the initial public offering.
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
Nine members, representing approximately 9% of the voting equity interests in HFF Holdings, elected not to become subject to the conditions described above. HFF Holdings’ partnership units in the Operating Partnerships that correspond to these members’ interests in HFF Holdings continue to be subject to the Exchange Right restrictions put in place at the time of the Company’s initial public offering.
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

	Original Exchange Rights Following the		Reflects the June 2010
	Reorganization Transactions		Modification of the Exchange Rights
	Number of HFF Holdings’		Number of HFF		Percentage of HFF
	Partnership Units in the		Holdings’ Partnership	Number of Additional	Holdings’ Remaining
	Operating Partnerships	Percentage of HFF	Units exchanged for	HFF Holdings’	Partnership Units in
	Available for Exchange as	Holdings’ Partnership	shares of Class A	Partnership Units	the Operating
	a result of the	Units in the Operating	Common Stock	Expected to	Partnerships
	Reorganization	Partnerships Becoming	Exchanged Through	Become Available for	Becoming Eligible for
Exchangeability Date:	Transactions	Eligible for Exchange	March 31, 2011	Exchange	Exchange
January 31, 2009	5,088,750	25%	5,088,750	—	0%
January 31, 2010	5,088,750	25%	5,088,750	—	0%
January 31, 2011	5,088,750	25%	5,037,863	50,887	5%
January 31, 2012	5,088,750	25%	4,117,104	971,646	95%

Total	20,355,000	100%	19,332,467	1,022,533	100%

On September 30, 2009, a Registration Statement on Form S-3 relating to the offering and sale from time to time by the members of HFF Holdings of such 20,355,000 shares of Class A common stock became effective. At March 31, 2011, 19,332,467 partnership units in each of the Operating Partnerships beneficially owned by members of HFF Holdings immediately following the Reorganization Transactions had been exchanged for an equal amount of shares of HFF, Inc.’s Class A common stock pursuant to the Exchange Right. After giving effect to these changes, HFF Holdings owned 2.8% of the Operating Partnerships at March 31, 2011.
If all of the remaining partnership units held by HFF Holdings were exchanged for shares of Class A common stock of HFF, Inc. on March 31, 2011, 1,022,533 shares of Class A common stock with a fair value of $15.4 million would be issued and 36,981,054 shares of Class A common stock would be outstanding.
As a result of the Reorganization Transactions, HFF Holdings was issued one share of the Company’s Class B common stock. Class B common stock has no economic rights but entitles the holder to a number of votes that is equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships are exchangeable.

14. Stockholders Equity
The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share, and one share of Class B common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. HFF Holdings has been issued one share of Class B common stock. Class B common stock has no economic rights but entitles the holder to a number of votes equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships, as of the relevant record date for the HFF, Inc. stockholder action, are exchangeable. Holders of Class A and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval. The Company had issued 36,076,878 and 34,939,922 shares of Class A common stock and 1 share of Class B common stock as of March 31, 2011 and December 31, 2010, respectively.
15. Earnings Per Share
The Company’s net income and weighted average shares outstanding for the three month periods ended March 31, 2011 and 2010 consist of the following (dollars in thousands):

	Three months ended
	March 31
	2011	2010

Net income	$4,347	$548
Net income (loss) attributable to controlling interest	$298	$(77)
Weighted Average Shares Outstanding:
Basic	35,302,523	17,823,825
Diluted	35,524,352	17,828,065
The calculations of basic and diluted net income per share amounts for the three month periods ended March 31, 2011 and 2010 are described and presented below.
Basic Net Income per Share
Numerator — net income (loss) attributable to controlling interest for the three month periods ended March 31, 2011 and 2010, respectively.
Denominator — the weighted average shares of Class A common stock for the three month periods ended March 31, 2011 and 2010, including 78,803 and 71,272 restricted stock units that have vested and whose issuance is no longer contingent as of March 31, 2011 and March 31, 2010, respectively.
Diluted Net Income per Share
Numerator — net income (loss) attributable to controlling interest for the three month periods ended March 31, 2011 and 2010 as in the basic net income per share calculation described above plus income allocated to noncontrolling interest holder upon assumed exercise of the Exchange Right.
Denominator — the weighted average shares of Class A common stock for the three month periods ended March 31, 2011 and 2010, including 78,803 and 71,272 restricted stock units that have vested and whose issuance is no longer contingent as of March 31, 2011 and March 31, 2010, respectively, plus the dilutive effect of the unrestricted stock units, stock options, and the issuance of Class A common stock upon exercise of the Exchange Right by HFF Holdings.

	Three months ended
	March 31
	2011	2010
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to controlling interest	$4,049	$(77)
Denominator:
Weighted average number of shares of Class A common stock outstanding	35,302,523	17,823,825
Basic net income (loss) per share of Class A common stock	$0.11	$(0.00)
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to controlling interest	$4,049	$(77)
Add—dilutive effect of:
Income allocated to noncontrolling interest holder upon assumed exercise of exchange right	—	—
Denominator:
Basic weighted average number of shares of Class A common stock	35,302,523	17,823,825
Add—dilutive effect of:
Unvested restricted stock units	204,740	—
Stock options	17,089	4,240
Noncontrolling interest holder Exchange Right	—	—
Weighted average common shares outstanding — diluted	36,546,885	17,828,065
Diluted earnings per share of Class A common stock	$0.11	$(0.00)
16. Related Party Transactions
The Company made payments on behalf of two affiliates of $896 and $761, respectively, during the three month period ended March 31, 2011. The Company made payments on behalf of two affiliates of $192 and $3,197, respectively, during the three month period ended March 31, 2010. The Company had a net receivable from affiliates of approximately $20,000 and $19,000 at March 31, 2011 and December 31, 2010, respectively.
As a result of the Company’s initial public offering, the Company entered into a tax receivable agreement with HFF Holdings that provides for the payment by the Company to HFF Holdings of 85% of the amount of the cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increase in tax basis of the assets owned by HFF LP and HFF Securities and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. As members of HFF Holdings, each of John Pelusi, the Company’s chief executive officer, John Fowler, Mark Glbson and Jody Thornton, each a member of the Company’s board of directors and a transaction professional of the Operating Partnerships, is entitled to participate in such payments, in each case on a pro rata basis based upon such person’s ownership of interests in each series of tax receivable payments created by the initial public offering or subsequent exchange of Operating Partnership Units. The Company retains the remaining 15% of cash savings in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax is computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities allocable to the Company as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the offering and will continue until all such tax benefits have been utilized or have expired. See Note 12 for further information regarding the tax receivable agreement and Note 17 for the amount recorded in relation to this agreement.
17. Commitments and Contingencies
The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. The Company has recorded $152.5 million for this obligation to HFF Holdings as a liability on the consolidated balance sheet as of March 31, 2011.
In recent years, the Company has entered into arrangements with newly hired producers whereby these producers would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the producers only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2012 through 2014. Currently, the Company cannot reasonably estimate the amounts that would be payable under these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the producers achieving the performance targets and the probability of each of the producers signing an employment agreement. As of March 31, 2011, no accrual has been made for these arrangements.
18. Subsequent Events
In accordance with the Operating Partnerships’ partnership agreements and approval from the board of directors of HFF, Inc. and from GP Corp (as general partner of the Operating Partnerships), each of the Operating Partnerships makes quarterly distributions to its partners, including HFF, Inc., based on taxable income in an amount sufficient to cover all applicable taxes payable by the members of HFF Holdings and by HFF, Inc. and to cover dividends, if any, declared by the board of directors. In April 2011, the Operating Partnerships made a distribution to HFF Holdings of approximately $2.9 million. These distributions decrease the noncontrolling interest balance on the consolidated balance sheet.
On April 27, 2011, the Company received gross proceeds of $1.4 million for the sale of a portion of the mortgage servicing rights on certain loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion summarizes the financial position of HFF, Inc. and its subsidiaries as of March 31, 2011, and the results of our operations for the three month period ended March 31, 2011, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2010.
Overview
     Our Business
     We are one of the leading providers of commercial real estate and capital markets services to the U.S. commercial real estate industry based on transaction volume and are one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 18 offices nationwide with approximately 178 transaction professionals and 265 support associates.
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
     Our business may be significantly affected by factors outside of our control, particularly including:
•	Economic and commercial real estate market downturns. Our business is dependent on international and domestic economic conditions and the demand for commercial real estate and related services in the markets in which we operate. A slow down, a significant downturn and/or recession in either the global economy and/or the domestic economy, including even a regional economic downturn, could adversely affect our business. A general decline in acquisition and disposition activity can lead to a reduction in fees and commissions for arranging such transactions, as well as in fees and commissions for arranging financing for acquirers and property owners that are seeking to recapitalize their existing properties. Likewise, a general decline in commercial real estate investment activity can lead to a reduction in fees and commissions for arranging acquisitions, dispositions and financings for acquisitions as well as for recapitalizations for existing property owners. Such a general decline can also lead to a significant reduction in our loan servicing activities, due to increased delinquencies and defaults and lack of additional loans that we would have otherwise added to our loan servicing portfolio.

•	Global and domestic credit and liquidity issues. Global and domestic credit and liquidity issues have recently led to an economic downturn, including a commercial real estate market downturn. This downturn has in turn led to a decrease in transaction activity and lower values. The recent situation in the global credit markets whereby many world governments (including the U.S. where the Company transacts virtually all of its business) have had to take unprecedented and uncharted steps to either support the financial institutions in their respective countries from collapse or have taken direct ownership of the same, is unprecedented in the Company’s history. Restrictions on the availability of capital, both debt and/or equity, created significant reductions and could further reduce the liquidity in and flow of capital to the commercial real estate markets. These restrictions could also cause commercial real estate prices to decrease due to the reduced amount of equity capital and debt financing available. In particular, global and domestic credit and liquidity issues may reduce the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes, which could in turn adversely affect our capital markets services revenues including our servicing revenue.

•	Decreased investment allocation to commercial real estate class. Allocations to commercial real estate as an asset class for investment portfolio diversification may decrease for a number of reasons beyond our control, including poor performance of the asset class relative to other asset classes or the superior performance of other asset classes when compared with continued good performance of the commercial real estate asset class, or the poor performance of all asset classes. In addition, while commercial real estate is now viewed as an accepted and valid class for portfolio diversification, if this perception changes, there could be a significant reduction in the amount of debt and equity capital available in the commercial real estate sector. In particular,

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
     The factors discussed above have adversely affected and continue to be a risk to our business as evidenced by the effects of the significant recent disruptions in the global capital and credit markets, and in particular the domestic capital markets. In particular, the global and domestic credit and liquidity issues, coupled with the global and domestic economic recession/slow down, reduced in 2008, 2009 and 2010, when compared to prior periods in 2002 through 2007, and may reduce in the future the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes. This has had, and may have in the future, a significant adverse effect on our capital markets services revenues. The significant balance sheet issues of many of the CMBS lenders, banks, life insurance companies, mortgage REITS and debt funds, captive finance companies and other financial institutions have adversely affected, and will likely continue to adversely affect, the flow of commercial mortgage debt to the U.S. capital markets, and, in turn, can potentially adversely affect all of our capital markets services platforms and resulting revenues.
     The recent economic slowdown and domestic and global recession also continue to be a risk, not only due to the potential negative adverse impacts on the performance of U.S. commercial real estate markets, but also due to the ability of lenders and equity investors to generate significant funds to continue to make loans and equity available to the commercial real estate market and, in particular, in the U.S., where we operate.
     Other factors that may adversely affect our business are discussed under the heading “Forward-Looking Statements” and under the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

Results of Operations
     Following is a discussion of our results of operations for the three months ended March 31, 2011 and March 31, 2010. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2010.

	For the Three Months Ended
		March 31,
	2011		2010		Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$40,469	96.5%	$18,759	96.6%	$21,710	115.7%
Interest on mortgage notes receivable	1,076	2.6%	423	2.2%	653	154.4%
Other	391	0.9%	231	1.2%	160	69.3%

Total revenues	41,936	100.0%	19,413	100.0%	22,523	116.0%
Operating expenses
Cost of services	25,410	60.6%	12,050	62.1%	13,360	110.9%
Personnel	4,297	10.2%	2,253	11.6%	2,044	90.7%
Occupancy	1,925	4.6%	1,740	9.0%	185	10.6%
Travel and entertainment	1,307	3.1%	903	4.7%	404	44.7%
Supplies, research and printing	903	2.2%	403	2.1%	500	124.1%
Other	3,783	9.0%	3,075	15.8%	708	23.0%

Total operating expenses	37,625	89.7%	20,424	105.2%	17,201	84.2%

Operating income (loss)	4,311	10.3%	(1,011)	(5.2)%	5,322	NM
Interest and other income, net	2,867	6.8%	1,739	9.0%	1,128	64.9%
Interest expense	(10)	(0.0)%	(26)	(0.1)%	16	(61.5)%
Increase in payable under tax receivable agreement	—	0.0%	(8)	(0.0)%	8	100.0%

Income before income taxes	7,168	17.1%	694	3.6%	6,474	932.9%
Income tax expense	2,821	6.7%	146	0.8%	2,675	NM

Net income	4,347	10.4%	548	2.8%	3,799	693.2%
Net income attributable to noncontrolling interest	298	0.7%	625	3.2%	(327)	(52.3)%

Net income (loss) attributable to controlling interest	$4,049	9.7%	$(77)	(0.4)%	$4,126	NM

“NM” — Not Meaningful
     Revenues. Our total revenues were $41.9 million for the three months ended March 31, 2011 compared to $19.4 million for the same period in 2010, an increase of $22.5 million, or 116.0%. Revenues increased primarily as a result of a 92.0% increase in production volumes and related revenues in several of our capital markets services platforms.
•	The revenues we generated from capital markets services for the three months ended March 31, 2011 increased $21.7 million, or 115.7%, to $40.5 million from $18.8 million for the same period in 2010. The increase is primarily attributable to an increase in both the number and the average dollar value of transactions closed during the first quarter of 2011 compared to the first quarter of 2010.

•	The revenues derived from interest on mortgage notes receivable were $1.1 million for the three months ended March 31, 2011 compared to $0.4 million for the same period in 2010, an increase of $0.7 million. Revenues increased primarily as a result of an increase in loan originations made in connection with our services as a Freddie Mac Multifamily Program Plus® Seller/Servicer during the first quarter of 2011 compared to the first quarter of 2010.

•	The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $0.4 million for the three month period ended March 31, 2011 and $0.2 million for the three month period ended March 31, 2010, an increase of $0.2 million, or 69.3%.

     Total Operating Expenses. Our total operating expenses were $37.6 million for the three months ended March 31, 2011 compared to $20.4 million for the same period in 2010, an increase of $17.2 million, or 84.2%. Expenses increased primarily due to increased cost of services and increased personnel costs primarily due to an increase in capital markets services revenue.
•	The cost of services for the three months ended March 31, 2011 increased $13.4 million, or 110.9%, to $25.4 million from $12.1 million for the same period in 2010. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues. Additionally, contributing to the increase in cost of services are higher salary costs from increased headcount to support the increase in production volume, reinstatement of the Company 401k match in September 2010 and the reinstatement of the office head salaries in October 2010. Cost of services as a percentage of capital markets services revenues was approximately 62.8% and 64.2% for the three month periods ended March 31, 2011 and March 31, 2010, respectively. This percentage decrease is primarily attributable to the fixed portion of cost of services, such as salaries for our analysts and fringe benefit costs, being spread over a higher revenue base.
•	Personnel expenses that are not directly attributable to providing services to our clients for the three months ended March 31, 2011 increased $2.0 million, or 90.7%, to $4.3 million from $2.3 million for the same period in 2010. The increase is primarily related to an increase in the office profit participation plan expense resulting from the higher operating income during the three months ended March 31, 2011, new expenses related to the firm profit participation plan expense (as 2011 is the first year of existence for the firm profit participation plan) and increased stock compensation cost. Both the firm and office profit participation plans allow for payments in the form of both cash and share based awards. The estimated cash portion is recognized on a straight line basis over the period it is earned and the share based portion is recognized in the period in which the share based award is granted.
The stock compensation cost included in personnel expenses was $0.6 and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. This increase is primarily due to the expense recognized from the share based awards granted in December 2010. At March 31, 2011, there was approximately $5.9 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the nonvested restricted stock units is 2.7 years as of March 31, 2011. The weighted average remaining contractual term of the nonvested options is 11.4 years as of March 31, 2011.
•	Occupancy, travel and entertainment, and supplies, research and printing expenses for the three months ended March 31, 2011 increased $1.1 million, or 35.8%, to $4.1 million compared to the same period in 2010. These increases are primarily due to increased supplies, research and printing and travel and entertainment costs stemming from the increase in capital markets services revenues.
•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $3.8 million in the three months ended March 31, 2011, an increase of $0.7 million, or 23.0%, versus $3.1 million in the three months ended March 31, 2010. This increase is primarily related to increased professional fees of $0.2 million and an increase in interest on warehouse lines of credit of $0.4 million due to the increased originations of Freddie Mac loans.
     Net Income. Our net income for the three months ended March 31, 2011 was $4.3 million, an increase of $3.8 million versus $0.5 million for the same fiscal period in 2010. We attribute this increase to several factors, with the most significant cause being the increase of revenues of $22.5 million. Contributing to our higher net income was increased interest and other income, net, which was offset by increased income tax expense.
•	Interest and other income, net for the three months ended March 30, 2011 was $2.9 million, an increase of $1.1 million as compared to $1.7 million for the same fiscal period in 2010. This increase is primarily due to recognizing a $0.8 million gain on the sale of servicing rights on certain Freddie Mac loans that we service.
•	The interest expense we incurred in the three months ended March 30, 2011 totaled $10,000, a decrease of $16,000 from $26,000 of expenses incurred in the three months ended March 31, 2010.
•	Income tax expense was approximately $2.8 million for the three months ended March 31, 2011, as compared to $0.1 million in the three months ended March 31, 2010. This increase is primarily due to the increase in net operating income experienced during the three months ended March 31, 2011 compared to the same period of the prior year. During the three months ended March 31, 2011, the Company recorded a current income tax expense of $0.1 million and deferred income tax expense of $2.7 million. Our effective tax rate, after adjusting pre-tax income to remove the portion attributable to noncontrolling interest, was 41.1% for the three months ended March 31, 2011 as compared to 252.2% for the three months ended March 31, 2010. The changes in our provision for income taxes and our effective tax rate were primarily the result of the increase in taxable income during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.
•	Net income attributable to noncontrolling interest, representing the ownership interest of HFF Holdings in the Operating Partnerships, equaled $0.3 million for the three months ended March 31, 2011, a decrease of $0.3 million from the same period of the prior year. This decrease is due to the lower average ownership interest of HFF Holdings in the Operating Partnerships as a result of the exercises of the Exchange Right that occurred during 2010 and February 2011, offset in part by higher net income from the Operating Partnership in the first quarter of 2011 as compared to the first quarter of 2010.
Financial Condition
     Total assets increased to $341.3 million at March 31, 2011, from $333.2 million at December 31, 2010, primarily due to:
•	An increase in deferred tax assets of $3.6 million, primarily due to the step-up in basis from the exchanges of partnership units of the Operating Partnerships that occurred during the first three months of 2011 of $6.3 million which was offset by deferred income tax expense of $2.7 million.
•	An increase in mortgage notes receivable of $3.4 million due to a higher balance of loans pending sale to Freddie Mac at March 31, 2011, compared to December 31, 2010.
•	An increase in accounts receivable, net of $0.6 million due to the timing of collections.
     These increases were partially offset by a decrease in cash and cash equivalents of $1.0 million primarily due to the payment of incentive compensation that was accrued as of December 31, 2010.
     Total liabilities increased to $246.3 million at March 31, 2011, from $243.5 million at December 31, 2010, primarily due to:
•	An increase in payable under the tax receivable agreement of $5.4 million due to a step-up in basis from the partnership unit exchanges that occurred during the first three months of 2011.
•	An increase in the warehouse lines of credit of $3.4 million due to a higher balance of loans pending sale to Freddie Mac at March 31, 2011, compared to December 31, 2010.
     These increases were partially offset by a $5.0 million decrease in accrued compensation and related taxes due to the payment of incentive compensation that was accrued as of December 31, 2010 and a decrease in other current liabilities caused by lower balances of client escrow funds.
Cash Flows
     Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of distributions to members of HFF Holdings and payment of commissions and bonuses to employees.
     First Three Months of 2011
     Cash and cash equivalents decreased $1.0 million in the three months ended March 31, 2011. Net cash of $0.6 million was used in operating activities, primarily resulting from a $5.0 million decrease in accrued compensation and related taxes, a $1.4 million decrease in other accrued liabilities, a $0.7 million increase in prepaid taxes, prepaid expenses and other current assets and a $0.6 million increase in accounts receivable. These uses of cash were partially offset by $4.3 million of net income. Cash of $0.3 million was used for investing in property and equipment. Financing activities used $0.1 million for the payments on certain capital leases and $0.1 million of cash was used to purchase shares of Class A common stock in connection with employee tax withholdings.

     First Three Months of 2010
     Cash and cash equivalents decreased $2.1 million in the three months ended March 31, 2010. Net cash of $1.9 million was used in operating activities, primarily resulting from a $0.9 million decrease in accrued compensation and related taxes, a $0.7 million decrease in accrued liabilities and a $0.4 million decrease in accounts payable. Cash of $16,000 was used for investing in property and equipment. Financing activities used $0.2 million of cash primarily due to a purchase shares of Class A common stock in connection with employee withholdings.
Liquidity and Capital Resources
     Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At March 31, 2011, our cash and cash equivalents of approximately $72.3 million were invested or held in a mix of money market funds, bank demand deposit accounts and three-month United States Treasury Notes at two financial institutions. Our liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash level, credit lines, interest and payments on debt, capital expenditures and other matters relating to liquidity and to compliance with regulatory net capital requirements. Although we have historically maintained a line of credit under our revolving credit facility in excess of anticipated liquidity requirements, our revolving credit facility matured in February 2010 and we chose not to extend it for an additional term. We did not borrow on this revolving credit facility since its inception in February 2007.
     In accordance with the Operating Partnerships’ partnership agreements and approval from the board of directors of HFF, Inc. and from Holliday GP (as general partner of the Operating Partnerships), each of the Operating Partnerships makes quarterly distributions to its partners, including HFF, Inc., based on taxable income, if any, in an amount sufficient to cover all applicable taxes payable by the members of HFF Holdings and by us and to cover dividends, if any, declared by the board of directors. During the three months ended March 31, 2011, the Operating Partnerships did not make any distributions to HFF Holdings. However, in April 2011, the Operating Partnerships made a distribution to HFF Holdings of approximately $2.9 million for the 2010 tax year. These distributions decrease the noncontrolling interest balance on the consolidated balance sheet.
     Over the three month period ended March 31, 2011, we used approximately $0.6 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the three months ended March 31, 2011, we incurred approximately $37.6 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the three months ended March 31, 2011, approximately 52.6% of our operating expenses were variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. However, if the economy deteriorates at the rate it did during 2008 and 2009, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.
     Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings in U.S. federal, state and local income tax that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. We have estimated that the payments that will be made to HFF Holdings will be $152.5 million, of which approximately $6.3 million is anticipated to be paid during 2011. Our liquidity needs related to our long term obligations are primarily related to our facility leases. Additionally, for the three months ended March 31, 2011, we incurred approximately $1.9 million in occupancy expenses and approximately $10,000 in interest expense.
     HFF LP maintains one or more uncommitted warehouse revolving lines of credit for the purpose of funding the Freddie Mac mortgage loans that it originates in connection with its services as a Freddie Mac Multifamily Program Plus® Seller/Servicer. In December 2009, HFF LP entered into an amended and restated line of credit with The Huntington Bank (“Huntington”). Under the terms of the arrangement with Huntington, availability was increased from $50 million up to $100 million through March 1, 2010, at which time total availability decreased to $75 million. During December 2009, HFF LP also entered into an agreement with PNC Bank, N.A. (“PNC”) to replace a separate predecessor warehouse revolving line of credit. HFF LP’s line of credit with PNC provides $175 million of availability. PNC and Huntington fund the multifamily Freddie Mac loan closings under the respective facilities on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting our participation in Freddie Mac’s Program Plus Seller Servicer program and cannot be used for any other purpose. As of March 31,

2011, we had outstanding borrowings of $78.0 million under the PNC/Huntington arrangements and a corresponding amount of mortgage notes receivable. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.
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
     Goodwill. We evaluate goodwill for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the fair value of the Company. In determining the fair value of the Company for purposes of evaluating goodwill for impairment, we utilize an enterprise market capitalization approach. In applying this approach, we use the stock price of our Class A common stock on the measurement date multiplied by the sum of current outstanding shares as of the measurement date and an estimated control premium. As of April 29, 2011, management’s analysis indicates that the estimated fair value of the Company would need to decline by more than 80.0% to result in the recorded goodwill being impaired and would require management to measure the amount of the impairment charge. Goodwill is considered impaired if the recorded book value of goodwill exceeds the implied fair value of goodwill as determined under this valuation technique. We use our best judgment and information available to us at the time to perform this review.
     Intangible Assets. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing, prepayment rates and discount rates are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of March 31, 2011, the fair value and net book value of the servicing rights were $12.5 million and $11.1 million, respectively. A 10%, 20% and 30% increase in the level of assumed prepayments would decrease the estimated fair value of the servicing rights at the stratum level by up to 1.8%, 3.5% and 5.2%, respectively. A 10%, 20% and 30% increase in cost of servicing of the servicing business would decrease the estimated fair value of the servicing rights at the stratum level by up to 12.3%, 24.7% and 37.0%, respectively. A 10%, 20% and 30% increase in the discount rate would decrease the estimated fair value of the servicing rights at the stratum level by up to 2.9%, 5.7% and 8.3%, respectively. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization over eight years. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.
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
     The net deferred tax asset of $167.8 million at March 31, 2011 is comprised mainly of a $179.8 million deferred tax asset related to the Section 754 of the Internal Revenue Code (“Section 754”) election tax basis step up, net of a $21.4 million valuation allowance. The net deferred tax asset related to the Section 754 election tax basis step up of $158.4 million represents annual pre-tax deductions of approximately $25.3 million through 2021, then decreasing over the next five years to approximately $0.1 million in 2026. In order to realize the annual pre-tax benefit of approximately $25.3 million, the Company needs to generate approximately $160.0 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit of $25.3 million each year, the shortfall becomes a net operating loss that can be carried back 3 years to offset prior years’ taxable income, if any, or carried forward 20 years to offset future taxable income. During 2008 and 2009, based on the decline in production volume and corresponding impact on operating results, we have not realized the entire benefit of the annual deduction. Currently, $13.0 million of this cumulative benefit is characterized as a net operating loss and can be carried forward for periods that begin to expire in 2028. In evaluating the realizability of these deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction would be made in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets.
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
     Share Based Compensation. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The weighted average assumptions used in the option pricing model as of March 31, 2011 are: i) zero dividend yield, ii) expected volatility of 63.9%, iii) risk free interest rate of 3.2% and iv) expected life of 10.5 years. For restricted stock awards, the fair value of the awards is calculated as the difference between the market value of the Company’s Class A common stock on the date of grant and the purchase price paid by the employee. The Company also has restricted stock awards that are accounted for as liability awards and require remeasurement to fair value at the end of each reporting period. The Company’s awards are generally subject to graded or cliff vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary.
     Employment / Non-compete Agreements. In recent years, the Company has entered into arrangements with newly hired producers whereby these producers would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the producers only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2012 through 2014. Currently, the Company cannot reasonably estimate the amounts that would be payable under these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the producers achieving the performance targets and the probability of each of the producers signing an employment agreement. As of March 31, 2011, no accrual has been made for these arrangements. Additionally, during June 2010, in connection with the modification of the Exchange Right, twenty-nine members of HFF Holdings voluntarily agreed to extend the term of his or her existing non-competition and non-solicitation agreement from March 2011 to March 2015.
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
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2011, the

Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.
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
Item 1A. Risk Factors.
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Removed and Reserved
Item 5. Other Information.
     On March 3, 2011, the Company announced the creation of a new leadership team for the Operating Partnerships to replace their then-existing operating committees. The leadership team includes approximately 40 of the Company’s top professionals who have the overall leadership and management responsibilities of the Company’s business for 2011. The leadership team consists of professionals spanning across each of the Company’s lines of business, property and product specialties and all of its officers, and it also includes a new four-person executive committee, which has overall responsibility for implementing the strategic direction of the Company and the leadership team. The partnership agreements of each of the Operating Partnerships have been amended to reflect these changes in each Operating Partnership’s respective management structure. These amendments are filed as Exhibits 10.1 and 10.2 to this Quarterly Report.
Item 6. Exhibits.
A. Exhibits

10.1	First Amendment to Amended and Restated Limited Partnership Agreement of HFF Securities, L.P.
10.2	First Amendment to Amended and Restated Texas Limited Partnership Agreement of Holliday Fenoglio Fowler, L.P.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HFF, INC.
Dated: May 6, 2011	By:	/s/ John H. Pelusi, Jr.
John H. Pelusi, Jr.
Chief Executive Officer, Director and Executive Managing Director (Principal Executive Officer)

Dated: May 6, 2011	By:	/s/ Gregory R. Conley
Gregory R. Conley
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	First Amendment to Amended and Restated Limited Partnership Agreement of HFF Securities, L.P.
10.2	First Amendment to Amended and Restated Texas Limited Partnership Agreement of Holliday Fenoglio Fowler, L.P.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).