Form 10-Q
period 2011-06-30
HFF, Inc.
filed 2011-08-02
CIK 1380509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding as of July 26, 2011 was 35,958,521 shares.

HFF, INC. AND SUBSIDIARIES

June 30, 2011

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	32
Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3. Defaults upon Senior Securities	34
Item 4. (Removed and Reserved)	34
Item 5. Other Information	34
Item 6. Exhibits	34

Signatures	35
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 1350
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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
SPECIAL NOTE REGARDING THE REGISTRANT
     In connection with our initial public offering of our Class A common stock in February 2007, we effected a reorganization of our business, which had previously been conducted through HFF Holdings LLC (“HFF Holdings”) and certain of its wholly-owned subsidiaries, including Holliday Fenoglio Fowler, L.P. and HFF Securities L.P. (together, the “Operating Partnerships”) and Holliday GP Corp. (“Holliday GP”). In the reorganization, HFF, Inc., a newly-formed Delaware corporation, purchased from HFF Holdings all of the shares of Holliday GP, which is the sole general partner of each of the Operating Partnerships, and approximately 45% of the partnership units in each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP) in exchange for the net proceeds from the initial public offering and one share of Class B common stock of HFF, Inc. As of June 30, 2011, HFF Holdings had exchanged an additional 52% of the partnership units in each of the Operating Partnerships for shares of Class A common stock of the Company pursuant to the Exchange Right (as defined in this Quarterly Report on Form 10-Q). Following this reorganization, HFF, Inc. became and continues to be a holding company holding partnership units in the Operating Partnerships and all of the outstanding shares of Holliday GP. As of June 30, 2011, HFF, Inc. held approximately 97% of the partnership units in the Operating Partnerships. HFF Holdings and HFF, Inc., through their wholly-owned subsidiaries, are the only limited partners of the Operating Partnerships. We refer to these transactions collectively in this Quarterly Report on Form 10-Q as the “Reorganization Transactions.” Unless we state otherwise, the information in this Quarterly Report on Form 10-Q gives effect to these Reorganization Transactions.
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

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
HFF, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$102,543	$73,339
Restricted cash (Note 7)	80	80
Accounts receivable	3,487	1,029
Receivable from affiliate (Note 16)	206	19
Mortgage notes receivable (Note 8)	94,045	74,594
Prepaid taxes	76	76
Prepaid expenses and other current assets	1,900	1,273
Deferred tax asset, net	1,417	2,058

Total current assets, net	203,754	152,468
Property and equipment, net (Note 4)	4,598	3,558
Deferred tax asset, net	158,616	162,195
Goodwill	3,712	3,712
Intangible assets, net (Note 5)	11,421	10,513
Other noncurrent assets	1,447	704

Total Assets	$383,548	$333,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$185	$166
Warehouse line of credit (Note 8)	94,045	74,594
Accrued compensation and related taxes	23,582	14,169
Accounts payable	934	1,071
Payable under tax receivable agreement (Note 12)	6,288	6,288
Other current liabilities	2,208	3,365

Total current liabilities	127,242	99,653
Deferred rent credit	4,003	2,875
Payable under the tax receivable agreement, less current portion (Note 12)	146,219	140,779
Other long-term liabilities	—	22
Long-term debt, less current portion (Note 7)	172	138

Total liabilities	277,636	243,467
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 authorized; 36,076,878 and 34,939,922 shares issued, respectively; 35,958,521 and 34,829,382 shares outstanding, respectively	360	348
Class B common stock, par value $0.01 per share, 1 share authorized, and 1 share outstanding	—	—
Treasury stock, 118,357 and 110,540 shares at cost, respectively	(490)	(396)
Additional paid-in-capital	63,697	62,485
Retained earnings	39,801	22,895

Total parent stockholders’ equity	103,368	85,332
Noncontrolling interest (Note 13)	2,544	4,351

Total equity	105,912	89,683

Total liabilities and stockholders’ equity	$383,548	$333,150

See accompanying notes to the consolidated financial statements.

HFF, Inc.
Consolidated Statements of Income
(Dollars in Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Capital markets services revenue	$72,056	$33,679	$112,525	$52,438
Interest on mortgage notes receivable	402	278	1,478	701
Other	439	176	830	407

	72,897	34,133	114,833	53,546
Expenses
Cost of services	40,111	18,908	65,521	30,958
Personnel	7,526	3,377	11,823	5,630
Occupancy	1,774	1,689	3,699	3,429
Travel and entertainment	1,661	922	2,968	1,825
Supplies, research, and printing	1,212	789	2,115	1,192
Insurance	410	435	812	947
Professional fees	946	928	1,887	1,645
Depreciation and amortization	1,032	911	1,987	1,834
Interest on warehouse line of credit	245	175	892	396
Other operating	1,230	844	2,068	1,546

	56,147	28,978	93,772	49,402

Operating income	16,750	5,155	21,061	4,144

Interest and other income, net	5,361	3,957	8,228	5,696
Interest expense	(7)	(13)	(17)	(39)
Increase in payable under the tax receivable agreement	—	—	—	(8)

Income before income taxes	22,104	9,099	29,272	9,793
Income tax expense	8,616	1,872	11,437	2,018

Net income	13,488	7,227	17,835	7,775
Net income attributable to noncontrolling interest	631	4,528	929	5,153

Net income attributable to controlling interest	$12,857	$2,699	$16,906	$2,622

Earnings per share — Basic and Diluted
Income available to HFF, Inc. common stockholders — Basic	$0.36	$0.14	$0.47	$0.14
Income available to HFF, Inc. common stockholders — Diluted	$0.35	$0.14	$0.47	$0.14
See accompanying notes to the consolidated financial statements.

HFF, Inc.
Consolidated Statements of Stockholders’ Equity
(Dollars in Thousands, except share data)

	Controlling Interest
	Common Stock		Treasury Stock		Additional
					Paid in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity

Stockholders’ equity, December 31, 2010	34,829,382	$348	110,540	$(396)	$62,485	$22,895	$4,351	$89,683
Stock compensation and other, net	—	—	—	—	515	—	—	515
Issuance of Class A common stock, net (1)	1,136,956	12	—	—	(180)	—	168	—
Repurchase of Class A common stock	(7,817)	—	7,817	(94)	—	—	—	(94)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	877	—	—	877
Distributions	—	—	—	—	—	—	(2,904)	(2,904)
Net income	—	—	—	—	—	16,906	929	17,835

Stockholders’ equity, June 30, 2011	35,958,521	$360	118,357	$(490)	$63,697	$39,801	$2,544	$105,912

	Controlling Interest
	Common Stock		Treasury Stock		Additional
					Paid in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity

Stockholders’ equity, December 31, 2009	17,183,232	$172	80,049	$(173)	$28,498	$12,004	$26,504	$67,005
Stock compensation and other, net	—	—	—	—	419	—	—	419
Issuance of Class A common stock, net (1)	17,628,607	176	—	—	27,014	—	(27,190)	—
Repurchase of Class A common stock	(19,677)	(—)	19,677	(123)	—	—	—	(123)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	6,098	—	—	6,098
Distributions	—	—	—	—	—	—	(1,061)	(1,061)
Net income	—	—	—	—	—	2,622	5,153	7,775

Stockholders’ equity, June 30, 2010	34,792,162	$348	99,726	$(296)	$62,029	$14,626	$3,406	$80,113

(1)	Includes the effect of the exchange of the Operating Partnerships units by HFF Holdings and the effect of the timing of the tax distribution payments on the ownership of the Operating Partnerships.
See accompanying notes to the consolidated financial statements.

HFF, Inc.
Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income	$17,835	$7,775
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	1,421	419
Deferred taxes	10,538	1,937
Decrease in payable under the tax receivable agreement	—	8
Depreciation and amortization:
Property and equipment	643	663
Intangibles	1,344	1,171
Gain on sale or disposition of assets, net	(5,355)	(3,328)
Mortgage service rights assumed	(732)	(524)
Proceeds from sale of mortgage servicing rights	3,837	2,698
Increase (decrease) in cash from changes in:
Restricted cash	—	40
Accounts receivable	(2,458)	(1,876)
(Receivable from) /payable to affiliates	(187)	(27)
Payable under the tax receivable agreement	—	—
Mortgage notes receivable	(19,451)	2,540
Net borrowings on warehouse line of credit	19,451	(2,540)
Prepaid taxes, prepaid expenses and other current assets	(627)	134
Other noncurrent assets	(743)	(9)
Accrued compensation and related taxes	8,507	5,929
Accounts payable	(137)	(27)
Other accrued liabilities	(1,157)	(1,229)
Other long-term liabilities	1,114	(255)

Net cash provided by operating activities	33,843	13,499
Investing activities
Purchases of property and equipment	(1,526)	(163)

Net cash used in investing activities	(1,526)	(163)
Financing activities
Payments on long-term debt	(115)	(95)
Treasury stock	(94)	(123)
Distributions to noncontrolling interest	(2,904)	(1,061)

Net cash used in financing activities	(3,113)	(1,279)

Net increase in cash	29,204	12,057
Cash and cash equivalents, beginning of period	73,339	40,931

Cash and cash equivalents, end of period	$102,543	$52,988

See accompanying notes to the consolidated financial statements.

HFF, Inc.
Notes to Consolidated Financial Statements
1. Organization and Basis of Presentation
Organization
HFF, Inc., through its Operating Partnerships, Holliday Fenoglio Fowler, L.P., a Texas limited partnership (“HFF LP”), and HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”), is a commercial real estate financial intermediary that provides commercial real estate and capital markets services including debt placement, investment sales, structured finance, private equity placements, investment banking and advisory services, loan sales and loan sale advisory services, and commercial loan servicing and commercial real estate structured financing placements and capital markets advice in 19 offices in the United States.
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
Basis of Presentation
The accompanying consolidated financial statements of HFF, Inc. as of June 30, 2011 and December 31, 2010 and for the three and six month periods ended June 30, 2011 and June 30, 2010, include the accounts of HFF LP, HFF Securities, and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP and HoldCo LLC. All significant intercompany accounts and transactions have been eliminated.
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
2. Summary of Significant Accounting Policies
These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010. Accordingly, significant accounting policies and disclosures normally provided have been omitted as such items are disclosed therein. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results expected for the year ending December 31, 2011.
In late 2010, the Company introduced a firm profit participation plan and modified the existing office profit participation plan to allow for the incentive payments to be made either in the form of cash or stock at the election of the Company based on achieving various performance metrics. The new and modified plans took effect during 2011. For both plans, the Company recognizes the expense associated with both the estimated cash and stock components over the related service period. The expense associated with the stock component of the estimated incentive payout is recognized before the grant date of the stock due to the fact that the terms of the incentive compensation plans have been approved by the Company’s board of directors and the employees of the Company understand the requirements to earn the award. The expense associated with the plans is included within Personnel expenses in the consolidated statements of income.
3. Stock Compensation
During the three month period ending June 30, 2011, no vested restricted stock units were converted to Class A common stock and 13,834 new restricted stock units were granted. During the three month period ending June 30, 2011, no stock options were granted or forfeited.

The stock compensation cost that has been charged against income for the three and six months ended June 30, 2011 was $0.8 million and $1.4 million, respectively, which is recorded in Personnel expenses in the consolidated statements of income. The stock compensation cost that has been charged against income for the three and six month periods ended June 30, 2010 was $0.3 million and $0.4 million, respectively. At June 30, 2011, there was approximately $5.4 million of unrecognized compensation cost related to share based awards. As of June 30, 2011, there are 571,928 restricted stock units outstanding, of which 392,700 units are treated as liability awards and require remeasurement of fair value at the end of each reporting period until settlement. Stock compensation expense related to the liability awards that has been charged against income for the three and six months ended June 30, 2011 was $0.4 and $0.9 million, respectively.
During the three months ended June 30, 2011, 8,839 options vested and no options were exercised.
The fair value of vested restricted stock units was $1.4 million at June 30, 2011.
The weighted average remaining contractual term of the nonvested restricted stock units was 2.4 years as of June 30, 2011.
4. Property and Equipment
Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Furniture and equipment	$4,285	$3,989
Computer equipment	861	929
Capitalized software costs	498	484
Leasehold improvements	6,233	5,916

Subtotal	11,877	11,318
Less accumulated depreciation and amortization	(7,279)	(7,760)

	$4,598	$3,558

At June 30, 2011 and December 31, 2010 the Company has recorded, within furniture and equipment, office equipment under capital leases of $0.6 million and $0.6 million, respectively, including accumulated amortization of $0.4 million and $0.3 million, respectively, which is included within depreciation and amortization expense in the accompanying consolidated statements of income. See Note 7 for discussion of the related capital lease obligations.
5. Intangible Assets
The Company’s intangible assets are summarized as follows (in thousands):

	June 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Amortizable intangible assets:
Mortgage servicing rights	$19,135	$(7,814)	$11,321	$17,007	$(6,594)	$10,413
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$19,235	$(7,814)	$11,421	$17,107	$(6,594)	$10,513

As of June 30, 2011 and December 31, 2010, the Company serviced $25.8 billion and $25.1 billion, respectively, of commercial loans. The Company earned $3.0 million and $6.0 million in servicing fees and interest on float and escrow balances for the three and six month periods ending June 30, 2011, respectively. The Company earned $2.9 million and $5.7 million in servicing fees and interest on float and escrow balance for the three and six month periods ending June 30, 2010, respectively. These revenues are recorded as capital markets services revenues in the consolidated statements of income.
The total commercial loan servicing portfolio includes loans for which there are no corresponding mortgage servicing rights recorded on the balance sheet, as these servicing rights were assumed prior to January 1, 2007 and involved no initial consideration paid by the

Company. The Company has recorded mortgage servicing rights of $11.3 million and $10.4 million on $16.1 billion and $14.6 billion, respectively, of the total loans serviced as of June 30, 2011 and December 31, 2010.
The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (CMBS), Freddie Mac and limited-service life company loans.
Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of June 30, 2011 and 2010 are as follows:

	As of June 30,
	2011	2010
Expected life of cash flows	3 years to 10 years	3 years to 10 years
Discount rate (1)	15% to 20%	15% to 20%
Prepayment rate	0% to 8%	0% to 8%
Inflation rate	2%	2%
Cost of service per loan	$1,600 to $4,275	$1,600 to $4,619

(1)	Reflects the time value of money and the risk of future cash flows related to the possible cancellation of servicing contracts, transferability restrictions on certain servicing contracts, concentration in the life company portfolio and large loan risk.
The above assumptions are subject to change based on management’s judgments and estimates of future changes in the risks related to future cash flows and interest rates. Changes in these factors would cause a corresponding increase or decrease in the prepayment rates and discount rates used in our valuation model.
Changes in the carrying value of mortgage servicing rights for the six month periods ended June 30, 2011 and 2010, and the fair value at the end of each period were as follows (in thousands):

						FV at
Category	12/31/10	Capitalized	Amortized	Sold / Transferred	6/30/11	6/30/11
Freddie Mac	$6,190	$1,852	$(651)	$(1,895)	$5,496	$6,197
CMBS	3,232	234	(347)	1,574	4,693	5,410
Life company	900	448	(316)	—	1,032	1,233
Life company — limited	91	50	(41)	—	100	124

Total	$10,413	$2,584	$(1,355)	$(321)	$11,321	$12,964

						FV at
Category	12/31/09	Capitalized	Amortized	Sold / Transferred	6/30/10	6/30/10
Freddie Mac	$5,833	$883	$(542)	$(1,247)	$4,927	$5,824
CMBS	2,429	31	(237)	994	3,217	3,621
Life company	779	493	(327)	—	945	1,120
Life company — limited	139	—	(53)	—	86	156

Total	$9,180	$1,407	$(1,159)	$(253)	$9,175	$10,721

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $0.7 million and $1.9 million on $213.6 million and $615.8 million of loans, respectively, during the three and six month periods ending June 30, 2011 and $0.5 million and $0.9 million on $135.8 million and $265.7 million of loans, respectively, during the three and six month periods ending June 30, 2010. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration of $0.4 million and $0.7 million on $974.1 million and $1.8 billion of loans, respectively, during the three and six month periods ending June 30, 2011 and $0.3 million and $0.5 million on $504.3 million and $868.9 million of loans, respectively, during the three and six month periods ending June 30, 2010. During the six months ending June 30, 2011 and 2010, the Company sold the cashiering portion of certain Freddie Mac mortgage servicing rights. While the Company transferred the risks and rewards of ownership of the cashiering portion of the mortgage servicing rights, the Company continues to perform limited servicing activities on these loans for a reduced market-based fee. Therefore, the remaining servicing rights were transferred to the CMBS servicing tranche. The net result of these transactions was the Company recording a gain in the three and six months ending June 30, 2011 of $2.7 million and $3.5 million, respectively and $2.0 million and $2.4 million during the three and six month periods ending June 30, 2010, respectively, within interest and other income, net in the consolidated statements of income. The Company also received securitization compensation in relation to the sale of the cashiering portion of certain Freddie Mach mortgage servicing rights in the three and six months ending June 30, 2011 of $1.3 million and $1.6 million, respectively and $0.8 million and $1.1 million during the three and six months periods ending June 30, 2010, respectively. The securitization compensation is recorded within interest and other income, net in the consolidated statements of income.
Amortization expense related to intangible assets was $0.7 million and $1.3 million during the three and six month periods ended June 30, 2011, respectively, and $0.6 million and $1.2 million during the three and six month periods ending June 30, 2010, respectively, and is recorded in depreciation and amortization in the consolidated statements of income.
Estimated amortization expense for the next five years is as follows (in thousands):

Remainder of 2011	$1,363
2012	2,465
2013	2,064
2014	1,643
2015	1,350
2016	1,081
The weighted-average life of the mortgage servicing rights intangible asset was 6.0 years at June 30, 2011.
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
As of June 30, 2011, the Company did not have any assets or liabilities recognized at fair value on a recurring basis.
In accordance with generally accepted accounting principles, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and mortgage notes receivable. The mortgage servicing rights are recorded at fair value upon initial recording and were not re-measured at fair value during the second quarter of 2011 as the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at June 30, 2011. See Note 5 for further discussion on the assumptions used in valuing the mortgage servicing rights and impact on earnings during the period. The fair value of the mortgage notes receivable was based on prices observable in the market for similar loans and equaled carrying value at June 30, 2011. Therefore, no lower of cost or fair value adjustment was required.
7. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
Bank term note payable	$—	$—
Capital lease obligations	357	304

Total long-term debt and capital leases	357	304
Less current maturities	185	166

Long-term debt and capital leases	$172	$138

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
(b) Letters of Credit and Capital Lease Obligations
At each June 30, 2011 and December 31, 2010, the Company had one outstanding letter of credit of approximately $0.1 million as security for one lease. The Company segregated the cash in a separate bank account to collateralize the letter of credit. The letter of credit expires in October 2011 and can be extended for one year.
Capital lease obligations consist primarily of office equipment leases that expire at various dates through May 2014. A summary of future minimum lease payments under capital leases at June 30, 2011 is as follows (in thousands):

Remainder of 2011	$92
2012	166
2013	93
2014	6

$357

8. Warehouse Line of Credit
HFF LP maintains two uncommitted warehouse revolving lines of credit for the purpose of funding the Freddie Mac mortgage loans that it originates in connection with its services as a Freddie Mac Multifamily Program Plus® Seller/Servicer. In December 2009, HFF LP entered into an amended and restated line of credit with The Huntington Bank (“Huntington”). Under the terms of the arrangement with Huntington, availability was increased from $50 million up to $100 million through March 1, 2010, at which time total availability decreased to $75 million. During December 2009, HFF LP also entered into an agreement with PNC Bank, N.A. (“PNC”) to replace a separate predecessor warehouse revolving line of credit. HFF LP’s line of credit with PNC provided $175 million of availability through May 2011 at which time the availability increased to $250 million.
Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. As of June 30, 2011 and December 31, 2010, HFF LP had $94.0 million and $74.6 million, respectively, outstanding on the warehouse lines of credit and a corresponding amount of mortgage notes receivable. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (0.19% and 0.26% at June 30, 2011 and December 31, 2010, respectively) plus a spread. HFF LP is also paid interest on its loan secured by a multifamily loan at the rate in the Freddie Mac note.
9. Lease Commitments
The Company leases various corporate offices, parking spaces and office equipment under noncancelable operating leases. These leases have initial terms of one to ten years. Several of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $1.4 million and $2.9 million, respectively, during the three and six month periods ended June 30, 2011 and $1.4 million and $2.8 million, respectively, during the three and six month periods ending June 30, 2010 and is recorded within Occupancy Expense in the consolidated statements of income.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (in thousands):

Remainder of 2011	$2,411
2012	5,016
2013	4,053
2014	2,777
2015	2,178
2016	1,357
Thereafter	1,303

$19,095

The Company subleases certain office space to subtenants, which subleases may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.
The Company also leases certain office equipment under capital leases that expire at various dates through 2014. See Note 4 and Note 7 above for further description of the assets and related obligations recorded under these capital leases at June 30, 2011 and December 31, 2010, respectively.
10. Servicing
The Company services commercial real estate loans for investors. The unpaid principal balance of the servicing portfolio totaled $25.8 billion and $25.1 billion at June 30, 2011 and December 31, 2010, respectively.
In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At June 30, 2011 and December 31, 2010, the funds held in escrow totaled $105.0 million and $108.3 million, respectively. These funds, and the offsetting liabilities of the borrowers to external parties, are not presented in the Company’s consolidated financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of income.
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
12. Income Taxes
Income tax expense includes current and deferred taxes as follows (in thousands):

	Current	Deferred	Total
Six Months Ended June 30, 2011:
Federal	$280	$9,869	$10,149
State	619	669	1,288

	$899	$10,538	$11,437

	Current	Deferred	Total
Six Months Ended June 31, 2010:
Federal	$—	$1,777	$1,777
State	81	160	241

	$81	$1,937	$2,018

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the six months ended June 30, 2011 and 2010 (dollars in thousands):

	June 30, 2011	June 30, 2010
Pre-tax book income	$29,272	$9,793
Less: pre-tax income allocated to noncontrolling interest holder	935	5,182

Pre-tax book income after noncontrolling interest	$28,337	$4,611

	June 30,
	2011		2010
Income tax expense / (benefit)		Rate		Rate
Taxes computed at federal rate	$9,918	35.0%	$1,614	35.0%
State and local taxes, net of federal tax benefit	1,312	4.6%	245	5.3%
Change in income tax benefit payable to stockholder	—	0.0%	(6)	(0.1)%
Stock compensation	41	0.1%	121	2.6%
Meals and entertainment	161	0.6%	31	0.7%
Other	5	0.0%	13	0.3%

Income tax expense	$11,437	40.4%	$2,018	43.8%

Total income tax expense recorded for the six months ended June 30, 2011 and 2010, included income tax expense of $6,000 and $29,000, respectively, of state and local taxes on income allocated to the noncontrolling interest holder, which represents 0.02% and 0.6% of the total effective rate, respectively.
Deferred income tax assets and liabilities consist of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
Deferred income tax assets:
Section 754 election tax basis step-up	$177,366	$175,008
Tenant improvements	1,671	1,523
Net operating loss carryforward	6,430	11,727
Tax credits	403	123
Restricted stock units	890	503
Compensation	1,058	1,764
Other	368	276

	188,186	190,924
Less: valuation allowance	(21,603)	(20,848)

Deferred income tax asset	166,583	170,076
Deferred income tax liabilities:
Goodwill	(1,228)	(1,016)
Servicing rights	(4,111)	(3,649)
Deferred rent	(1,211)	(1,158)

Deferred income tax liability	(6,550)	(5,823)

Net deferred income tax asset	$160,033	$164,253

The primary deferred tax asset represents a tax basis step-up election under Section 754 of the Internal Revenue Code (“Section 754”) made by HFF, Inc. relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for shares of the Company’s Class A common stock since the date of the Reorganization Transactions. As a result of the step-up in basis from these transactions, the Company is entitled to annual future tax benefits in the form of amortization for income tax purposes. During the six month period ending June 30, 2011, the deferred tax asset for the Section 754 election tax basis step-up increased $6.3 million due to the exchanges of Operating Partnership units for the Company’s Class A common stock. The annual pre-tax benefit is currently approximately $25.3 million and will increase as future exchanges of Operating Partnership units occur (see Note 13). To the extent that the Company does not have sufficient taxable income in a year to fully utilize this annual deduction, the unused benefit is recharacterized as a net operating loss and can then be carried back three years or carried forward for twenty years. The Company measured the deferred tax asset based on the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships utilizing the enacted tax rates at the date of the transaction. In accordance with ASC topic 740, Income Taxes (ASC 740), the tax effects of transactions with stockholders that result in changes in the tax basis of a company’s assets and liabilities are recognized in equity. The Company recorded a valuation allowance on a portion of the recognized deferred tax assets recorded in connection with the Reorganization Transactions and the subsequent exercise of exchange rights due to the uncertainty in the timing and level of tax benefits that would be realized when payments are made to HFF Holdings under the tax receivable agreement (see further discussion below). Changes in the measurement of the deferred tax assets or the valuation allowance due to changes in the enacted tax rates upon the finalization of the income tax returns for the year of the exchange transaction will be recorded in equity. All subsequent changes in the measurement of the deferred tax assets due to changes in the enacted tax rates or changes in the valuation allowance are recorded as a component of income tax expense.
In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. In order to realize the annual pre-tax benefit of approximately $25.3 million, the Company needs to generate approximately $160.0 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit of $25.3 million each year, the shortfall becomes a net operating loss that can be carried back three years to offset prior years’ taxable income or carried forward twenty years to offset future taxable income. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets resulting from the basis step up transactions (initial sale of units in the Operating Partnerships and subsequent exchanges of Operating Partnership units since the date of the Reorganization Transactions). Deferred tax assets representing the tax benefits to be realized when future payments are made to HFF Holdings under the tax receivable agreement of $21.4 million and certain state net operating loss carryforwards of $0.2 million, which expire in 2013 and 2015, are currently not more likely than not to be realized and, therefore, have a valuation allowance of $21.6 million recorded against them. The combined federal and state tax effected net operating loss carryforwards of $6.4 million at June 30, 2011 represent the cumulative excess of the Section 754 annual tax deductions over taxable income for the six month period ending June 30, 2011 and prior years. The federal net operating loss carryforwards expire from 2028 through 2030, while the state net operating loss carryforwards expire from 2013 through 2029.
The Company will recognize interest and penalties related to unrecognized tax benefits in interest and other income, net in the consolidated statements of income. There were no interest or penalties recorded in the six month periods ending June 30, 2011 and 2010.
Tax Receivable Agreement
In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007, and intend to keep that election in effect for each taxable year in which an exchange of partnership units for shares occurs. The initial sale as a result of the Offering and subsequent exchanges of Operating Partnership units for shares of Class A common stock produced (and future exchanges may produce) increases in the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of tax payments to the extent that the Company has taxable income. During the six month period ending June 30, 2011, the deferred tax asset for the Section 754 election tax basis step-up increased $6.3 million due to the exchanges of Operating Partnership units for the Company’s Class A common stock. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $177.4 million and has recorded this amount as a deferred tax asset on its consolidated balance sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2010. The Company is obligated, however, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax is computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges had the Company not entered into the tax receivable agreement.
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
While the actual amount and timing of payments under the tax receivable agreement depends upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the payments that will be made to HFF Holdings will be $152.5 million, of which $6.3 million is anticipated to be paid in 2011, and has recorded this obligation to HFF Holdings as a liability on the consolidated balance sheet. In addition, during the year ended December 31, 2010, the tax rates used to measure the deferred tax assets were updated, which resulted in a reduction of deferred tax assets of $1.0 million, which in turn resulted in a reduction in the payable under the tax receivable agreement of $0.8 million. In addition, during the year ended December 31, 2009, the tax rates used to measure the deferred tax assets were updated which resulted in a reduction of deferred tax assets of $2.0 million, which resulted in a reduction in the payable under the tax receivable agreement of $1.7 million. To the extent the Company does not realize all of the tax benefits in future years, this liability to HFF Holdings may be reduced.
In conjunction with the filing of the Company’s 2009 federal and state tax returns, the benefit for 2009 relating to the Section 754 basis step-up was finalized resulting in no tax benefits being realized by the Company for 2009. As such, during 2010 the Company did not make any payments to HFF Holdings under the tax receivable agreement. As of June 30, 2011, the Company has made payments to HFF Holdings pursuant to the terms of the tax receivable agreement in an aggregate amount of approximately $7.5 million.
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
The table below sets forth the noncontrolling interest amount recorded for the three and six month periods ended June 30, 2011 and 2010, which includes the exchanges of zero and 1,113,691 partnership units in each of the Operating Partnerships by members of HFF Holdings for an equal amount of shares of Class A common stock during the three and six month periods ending June 30, 2011, respectively, and exchanges of 15,836,108 and 17,574,374 partnership units during the three and six month periods ending June 30, 2010, respectively (dollars in thousands).

	Three months ended June 30,			Six months ended June 30,
	2011	2010		2011		2010
Net income from Operating Partnerships	$22,734	$9,962		$30,487		$11,196
Noncontrolling interest ownership percentage	2.8%	(A	)	(B	)	(C	)

Noncontrolling interest	$631	$4,528		$929		$5,153

(A)	During the three months ending June 30, 2010, the ownership of the Operating Partnerships changed due to the exercise of the Exchange Right by members of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 48.8% during April 2010, 48.1% during May 2010 and 44.3% during June 2010.

(B)	During the six months ending June 30, 2011, the ownership of the Operating Partnerships changed due to the exercise of the Exchange Right by members of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 5.8% during January and February 2011 and 2.8% during March, April, May and June 2011.

(C)	During the six months ending June 30, 2010, the ownership of the Operating Partnerships changed due to the exercise of the Exchange Right by members of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 53.6% during January 2010, 53.2% during February 2010 and 49.9% during March 2010, 48.8% during April 2010, 48.1% during May 2010 and 44.3% during June 2010.
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
Twenty-nine members, including the four inside directors of the Company, representing approximately 91% of the voting equity interests in HFF Holdings, elected to become subject to the conditions described above. On June 30, 2010, HFF Holdings exchanged all of its partnership units in the Operating Partnerships that corresponded to twenty-nine participating members’ interests in HFF Holdings for shares of Class A common stock. These shares were then distributed to such participating members upon the members’ redemption of their respective membership units in HFF Holdings.
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
The following table reflects the exchangeability of HFF Holdings’ rights to exchange its partnership units in the Operating Partnerships for shares of the Company’s Class A common stock, pursuant to contractual provisions in the HFF Holdings operating agreement. However, as in the case in June 2010, these contractual provisions may be waived, amended or terminated by a vote of the members holding 65% of the interests of HFF Holdings following consultation with the Company’s board of directors. Notwithstanding the foregoing, HFF, Inc.’s amended and restated certificate of incorporation provides that no holder of Operating Partnership units is entitled to exchange its Operating Partnership units for shares of Class A common stock if such exchange would be prohibited under applicable federal or state securities laws or regulations.

	Original Exchange Rights Following the
	Reorganization Transactions		Reflects the June 2010 Modification of the Exchange Rights
	Number of HFF
	Holdings’
	Partnership Units		Number of HFF
	in the Operating	Percentage of HFF	Holdings’		Percentage of HFF
	Partnerships	Holdings’	Partnership Units	Number of Additional	Holdings’ Remaining
	Available for	Partnership Units	exchanged for	HFF Holdings’	Partnership Units
	Exchange as a	in the Operating	shares of Class A	Partnership Units	in the Operating
	result of the	Partnerships	Common Stock	Expected to	Partnerships
	Reorganization	Becoming Eligible	Exchanged Through	Become Available	Becoming Eligible
Exchangeability Date:	Transactions	for Exchange	June 30, 2011	for Exchange	for Exchange
January 31, 2009	5,088,750	25%	5,088,750	—	0%
January 31, 2010	5,088,750	25%	5,088,750	—	0%
January 31, 2011	5,088,750	25%	5,037,863	50,887	5%
January 31, 2012	5,088,750	25%	4,117,104	971,646	95%

Total	20,355,000	100%	19,332,467	1,022,533	100%

On September 30, 2009, a Registration Statement on Form S-3 relating to the offering and sale from time to time by the members of HFF Holdings of such 20,355,000 shares of Class A common stock became effective. At June 30, 2011, 19,332,467 partnership units in each of the Operating Partnerships beneficially owned by members of HFF Holdings immediately following the Reorganization Transactions had been exchanged for an equal amount of shares of HFF, Inc.’s Class A common stock pursuant to the Exchange Right. After giving effect to these changes, HFF Holdings owned 2.8% of the Operating Partnerships at June 30, 2011.
If all of the remaining partnership units held by HFF Holdings were exchanged for shares of Class A common stock of HFF, Inc. on June 30, 2011, 1,022,533 shares of Class A common stock with a fair value of $15.4 million would be issued and 36,981,054 shares of Class A common stock would be outstanding.
As a result of the Reorganization Transactions, HFF Holdings was issued one share of the Company’s Class B common stock. Class B common stock has no economic rights but entitles the holder to a number of votes that is equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships are exchangeable.
14. Stockholders Equity
The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share, and one share of Class B common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. HFF Holdings has been issued one share of Class B common stock. Class B common stock has no economic rights but entitles the holder to a number of votes equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships, as of the relevant record date for the HFF, Inc. stockholder action, are exchangeable. Holders of Class A and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval. The Company had issued 36,076,878 and 34,939,922 shares of Class A common stock and 1 share of Class B common stock as of June 30, 2011 and December 31, 2010, respectively.
15. Earnings Per Share
The Company’s net income and weighted average shares outstanding for the three and six month periods ended June 30, 2011 and 2010 consist of the following (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$13,488	$7,227	$17,835	$7,775
Net income attributable to controlling interest	$12,857	$2,699	$16,906	$2,622
Weighted Average Shares Outstanding:
Basic	36,041,951	19,721,386	35,674,279	18,777,848
Diluted	36,331,690	19,728,088	35,952,922	18,783,247
The calculations of basic and diluted net income per share amounts for the three and six month periods ended June 30, 2011 and 2010 are described and presented below.

Basic Net Income per Share
Numerator — net income attributable to controlling interest for the three and six month periods ended June 30, 2011 and 2010, respectively.
Denominator — the weighted average shares of Class A common stock for the three and six month periods ended June 30, 2011 and 2010, including 90,833 and 95,215 restricted stock units that have vested and whose issuance is no longer contingent as of June 30, 2011 and June 30, 2010, respectively.
Diluted Net Income per Share
Numerator — net income attributable to controlling interest for the three and six month periods ended June 30, 2011 and 2010 as in the basic net income per share calculation described above plus income allocated to noncontrolling interest holder upon assumed exercise of the Exchange Right.
Denominator — the weighted average shares of Class A common stock for the three and six month periods ended June 30, 2011 and 2010, including 90,833 and 95,215 restricted stock units that have vested and whose issuance is no longer contingent as of June 30, 2011 and June 30, 2010, respectively, plus the dilutive effect of the unrestricted stock units, stock options, and the issuance of Class A common stock upon exercise of the Exchange Right by HFF Holdings.

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to controlling interest	$12,857	$2,699	$16,906	$2,622
Denominator:
Weighted average number of shares of Class A common stock outstanding	36,041,951	19,721,386	35,674,279	18,777,848
Basic net income per share of Class A common stock	$0.36	$0.14	$0.47	$0.14
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to controlling interest	$12,857	$2,699	$16,906	$2,622
Add—dilutive effect of:
Income allocated to noncontrolling interest holder upon assumed exercise of exchange right	—	—	—	—
Denominator:
Basic weighted average number of shares of Class A common stock	36,041,951	19,721,386	35,674,279	18,777,848
Add—dilutive effect of:
Unvested restricted stock units	268,690	—	259,448	—
Stock options	21,049	6,702	19,194	5,399
Noncontrolling interest holder Exchange Right	—	—	—	—
Weighted average common shares outstanding — diluted	36,331,690	19,728,088	35,952,922	18,783,247
Diluted earnings per share of Class A common stock	$0.35	$0.14	$0.47	$0.14
16. Related Party Transactions
The Company made payments on behalf of two affiliates of $2,344 and $184,149, respectively, during the six month period ended June 30, 2011. The Company made payments on behalf of two affiliates of $448 and $25,684, respectively, during the six month period ended June 30, 2010. The Company had a net receivable from affiliates of approximately $206,000 and $19,000 at June 30, 2011 and December 31, 2010, respectively.
As a result of the Company’s initial public offering, the Company entered into a tax receivable agreement with HFF Holdings that provides for the payment by the Company to HFF Holdings of 85% of the amount of the cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increase in tax basis of the assets owned by HFF LP and HFF Securities and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. As members of HFF Holdings, each of John Pelusi, the Company’s chief executive officer, John Fowler, Mark Gibson and Jody Thornton, each a member of the Company’s board of directors and a transaction professional of the Operating

Partnerships, is entitled to participate in such payments, in each case on a pro rata basis based upon such person’s ownership of interests in each series of tax receivable payments created by the initial public offering or subsequent exchange of Operating Partnership units. The Company retains the remaining 15% of cash savings in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax is computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities allocable to the Company as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the offering and will continue until all such tax benefits have been utilized or have expired. See Note 12 for further information regarding the tax receivable agreement and Note 17 for the amount recorded in relation to this agreement.
17. Commitments and Contingencies
The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. The Company has recorded $152.5 million, of which approximately $6.3 million is anticipated to be paid during 2011, for this obligation to HFF Holdings as a liability on the consolidated balance sheet as of June 30, 2011.
In recent years, the Company has entered into arrangements with newly hired producers whereby these producers would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the producers only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2012 through 2014. Currently, the Company cannot reasonably estimate the amounts that would be payable under these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the producers achieving the performance targets and the probability of each of the producers signing an employment agreement. As of June 30, 2011, no accrual has been made for these arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion summarizes the financial position of HFF, Inc. and its subsidiaries as of June 30, 2011, and the results of our operations for the three and six month periods ended June 30, 2011, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2010.
Overview
     Our Business
     We are one of the leading providers of commercial real estate and capital markets services to the U.S. commercial real estate industry based on transaction volume and are one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 19 offices nationwide with approximately 177 transaction professionals and 284 support associates.
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
     Our business may be significantly affected by factors outside of our control, particularly including:
•	Economic and commercial real estate market downturns. Our business is dependent on international and domestic economic conditions and the demand for commercial real estate and related services in the markets in which we operate. A slow down, a significant downturn and/or recession in either the global economy and/or the domestic economy, including even a regional economic downturn, could adversely affect our business. A general decline in acquisition and disposition activity can lead to a reduction in fees and commissions for arranging such transactions, as well as in fees and commissions for arranging financing for acquirers and property owners that are seeking to recapitalize their existing properties. Likewise, a general decline in commercial real estate investment activity can lead to a reduction in fees and commissions for arranging acquisitions, dispositions and financings for acquisitions as well as for recapitalizations for existing property owners. Such a general decline can also lead to a significant reduction in our loan servicing activities, due to increased delinquencies and defaults and lack of additional loans that we would have otherwise added to our loan servicing portfolio.

•	Global and domestic credit, liquidity and Sovereign Debt issues. Global and domestic credit, liquidity and Sovereign Debt issues have, in the past and in recent times, led to credit and liquidity issues as well as economic slow-downs or outright downturns, including commercial real estate market downturns. These downturns have in turn led to decreases in transaction activity and lower values. The recent situations in the global credit markets, whereby many world governments (including the U.S., where the Company transacts virtually all of its business) have had to take unprecedented and uncharted steps to either support the financial institutions in their respective countries from collapse or have taken direct ownership of the same, is unprecedented in the Company’s history. In addition, recent and current global and domestic Sovereign Debt concerns on the ability of Sovereign Governments, including the U.S. to meet their respective debt obligations now and in the future may likewise have a significant impact, on not only the global and domestic economies, including the U.S. (where the Company transacts virtually all of its business), but also on the availability of credit to businesses and consumers alike, which likewise may result in a significant downturn in the respective economies. Restrictions on the availability of capital, both debt and/or equity, have created and can in the future create significant reductions in both debt and/or equity capital and could further reduce the liquidity in the flow of capital to the commercial real estate markets. These restrictions could also cause commercial real estate prices to decrease due to the reduced amount of equity capital and debt financing available. In particular, the above issues may reduce the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes, which could in turn adversely affect our capital markets services revenues including our servicing revenue.

•	Decreased investment allocation to commercial real estate class. Allocations to commercial real estate as an asset class for investment portfolio diversification may decrease for a number of reasons beyond our control, including poor performance of the asset class relative to other asset classes or the superior performance of other asset classes when compared with continued good performance of the commercial real estate asset class, or the poor performance of all asset classes. In addition, while commercial real estate is now viewed as an accepted and valid class for portfolio diversification, if this perception changes, there could be a significant reduction in the amount of debt and equity capital available in the commercial real estate sector. In particular, reductions in debt and/or equity allocations to commercial real estate may reduce the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes, which could in turn adversely affect our capital markets services revenues (including our servicing revenue).

•	Fluctuations in interest rates. Significant fluctuations in interest rates, as well as steady and protracted movements of interest rates in one direction (increases or decreases), could adversely affect the operation and income of commercial real estate properties as well as the demand from investors for commercial real estate investments. Both of these events could adversely affect investor demand and the supply of capital for debt and equity investments in commercial real estate. In particular, increased interest rates may cause prices to decrease due to the increased costs of obtaining financing and could lead to decreases in purchase and sale activities, thereby reducing the amounts of investment sales and loan originations and related servicing fees. If our investment sales origination and servicing businesses are negatively impacted, it is likely that our other lines of business would also suffer due to the relationship among our various capital markets services.
     The factors discussed above have adversely affected and continue to be a risk to our business as evidenced by the effects of the significant recent disruptions in the global capital and credit markets, and in particular the domestic capital markets. In particular, the global and domestic credit and liquidity issues, coupled with the global and domestic economic recession/slow down, reduced in 2008, 2009 and 2010, when compared to prior periods in 2002 through 2007, and may reduce in the future the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes. This has had, and may have in the future, a significant adverse effect on our capital markets services revenues. The significant balance sheet issues of many of the CMBS lenders, banks, life insurance companies, mortgage REITS and debt funds, captive finance companies and other financial institutions as well as the Sovereign global governments, (including the U.S. where the Company transacts virtually all of its business) have adversely affected, and will likely continue to adversely affect the global and domestic economies and the flow of commercial mortgage debt to the U.S. capital markets, and, in turn, can potentially adversely affect all of our capital markets services platforms and resulting revenues.
     The recent economic slowdown and domestic and global recession and now the current global Sovereign Debt issues (including the U.S.) also continue to be a risk, not only due to the potential negative adverse impacts on the performance of global economies including the U.S. and its commercial real estate markets, but also due to the ability of lenders and equity investors to generate significant funds to continue to make loans and equity available to the commercial real estate market and, in particular, in the U.S., where we operate.
     Other factors that may adversely affect our business are discussed under the heading “Forward-Looking Statements” and under the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

Results of Operations
     Following is a discussion of our results of operations for the three months ended June 30, 2011 and June 30, 2010. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2010.

	For the Three Months Ended
	June 30,
	2011		2010
					Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
		(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$72,056	98.8%	$33,679	98.7%	$38,377	113.9%
Interest on mortgage notes receivable	402	0.6%	278	0.8%	124	44.6%
Other	439	0.6%	176	0.5%	263	149.4%

Total revenues	72,897	100.0%	34,133	100.0%	38,764	113.6%
Operating expenses
Cost of services	40,111	55.0%	18,908	55.4%	21,203	112.1%
Personnel	7,526	10.3%	3,377	9.9%	4,149	122.9%
Occupancy	1,774	2.4%	1,689	4.9%	85	5.0%
Travel and entertainment	1,661	2.3%	922	2.7%	739	80.2%
Supplies, research and printing	1,212	1.7%	789	2.3%	423	53.6%
Other	3,863	5.3%	3,293	9.6%	570	17.3%

Total operating expenses	56,147	77.0%	28,978	84.9%	27,169	93.8%

Operating income	16,750	23.0%	5,155	15.1%	11,595	224.9%
Interest and other income, net	5,361	7.4%	3,957	11.6%	1,404	35.5%
Interest expense	(7)	(0.0)%	(13)	(0.0)%	6	(46.2)%
Increase in payable under tax receivable agreement	—	0.0%	—	0.0%	—	0.0%

Income before income taxes	22,104	30.3%	9,099	26.7%	13,005	142.9%
Income tax expense	8,616	11.8%	1,872	5.5%	6,744	360.3%

Net income	13,488	18.5%	7,227	21.2%	6,261	86.6%
Net income attributable to noncontrolling interest	631	0.9%	4,528	13.3%	(3,897)	(86.1)%

Net income attributable to controlling interest	$12,857	17.6%	$2,699	7.9%	$10,158	376.4%

     Revenues. Our total revenues were $72.9 million for the three months ended June 30, 2011 compared to $34.1 million for the same period in 2010, an increase of $38.8 million, or 113.6%. Revenues increased primarily as a result of an 85.2% increase in production volumes in several of our capital markets services platforms.
•	The revenues we generated from capital markets services for the three months ended June 30, 2011 increased $38.4 million, or 113.9%, to $72.1 million from $33.7 million for the same period in 2010. The increase is primarily attributable to an increase in production volume closed during the second quarter of 2011 compared to the second quarter of 2010.

•	The revenues derived from interest on mortgage notes receivable were $0.4 million for the three months ended June 30, 2011 compared to $0.3 million for the same period in 2010, an increase of $0.1 million. Revenues increased primarily as a result of an increase in loan originations made in connection with our services as a Freddie Mac Multifamily Program Plus® Seller/Servicer during the second quarter of 2011 compared to the second quarter of 2010.

•	The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $0.4 million for the three month period ended June 30, 2011 and $0.2 million for the three month period ended June 30, 2010, an increase of approximately $0.3 million, or 149.4%.

     Total Operating Expenses. Our total operating expenses were $56.1 million for the three months ended June 30, 2011 compared to $29.0 million for the same period in 2010, an increase of $27.2 million, or 93.8%. Expenses increased primarily due to increased cost of services and increased personnel costs resulting primarily from to an increase in capital markets services revenue.
•	The cost of services for the three months ended June 30, 2011 increased $21.2 million, or 112.1%, to $40.1 million from $18.9 million for the same period in 2010. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues. Additionally, contributing to the increase in cost of services are higher salary costs from increased headcount to support the increase in production volume, reinstatement of the Company 401k match in September 2010 and the reinstatement of the office head salaries in October 2010. Cost of services as a percentage of capital markets services revenues was approximately 55.7% and 56.1% for the three month periods ended June 30, 2011 and June 30, 2010, respectively. This percentage decrease is primarily attributable to the fixed portion of cost of services, such as salaries for our analysts and fringe benefit costs, being spread over a higher revenue base.

•	Personnel expenses that are not directly attributable to providing services to our clients for the three months ended June 30, 2011 increased $4.1 million, or 122.9%, to $7.5 million from $3.4 million for the same period in 2010. The increase is primarily related to an increase in the office profit participation plan expense resulting from the higher operating income during the three months ended June 30, 2011, new expenses related to the firm profit participation plan expense (as 2011 is the first year of existence for the firm profit participation plan) and increased stock compensation cost. Both the firm and office profit participation plans allow for payments in the form of both cash and share based awards based on the decision of the Company’s board of directors.

The stock compensation cost included in personnel expenses was $0.8 and $0.3 million for the three months ended June 30, 2011 and 2010, respectively. This increase is primarily due to the expense recognized from the share based awards granted in December 2010. At June 30, 2011, there was approximately $5.4 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the nonvested restricted stock units is 2.4 years as of June 30, 2011. The weighted average remaining contractual term of the nonvested options is 11.3 years as of June 30, 2011.
•	Occupancy, travel and entertainment, and supplies, research and printing expenses for the three months ended June 30, 2011 increased $1.2 million, or 36.7%, to $4.6 million compared to the same period in 2010. These increases are primarily due to increased supplies, research and printing and travel and entertainment costs stemming from the increase in capital markets services revenues.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $3.9 million in the three months ended June 30, 2011, an increase of $0.6 million, or 17.3%, versus $3.3 million in the three months ended June 30, 2010. This increase is primarily related to increased depreciation and amortization of $0.1 million, increased marketing/advertising of $0.1 million and increased outsourcing/licenses of $0.1 million.
     Net Income. Our net income for the three months ended June 30, 2011 was $13.5 million, an increase of $6.3 million versus $7.2 million for the same fiscal period in 2010. We attribute this increase to several factors, with the most significant cause being the increase of revenues of $38.8 million. Contributing to our higher net income was increased interest and other income, net, which was offset by increased income tax expense.
•	Interest and other income, net for the three months ended June 30, 2011 was $5.4 million, an increase of $1.4 million as compared to $4.0 million for the same fiscal period in 2010. This increase is primarily due to recognizing a $2.7 million gain on the sale of servicing rights on certain Freddie Mac loans that we service and $1.3 million of security compensation related to the sale of servicing rights.

•	The interest expense we incurred in the three months ended June 30, 2011 totaled $7,000, a decrease of $6,000 from $13,000 of expenses incurred in the three months ended June 30, 2010.

•	Income tax expense was approximately $8.6 million for the three months ended June 30, 2011, as compared to $1.9 million in the three months ended June 30, 2010. This increase is primarily due to the increase in net operating income experienced during the three months ended June 30, 2011 compared to the same period of the prior year. During the three months ended June 30, 2011, the Company recorded a current income tax expense of $0.8 million and deferred income tax expense of $7.8 million.

•	Net income attributable to noncontrolling interest, representing the ownership interest of HFF Holdings in the Operating Partnerships, equaled $0.6 million for the three months ended June 30, 2011, a decrease of $3.9 million from the same period of the prior year. This decrease is due to the lower average ownership interest of HFF Holdings in the Operating Partnerships as a result of the exercises of the Exchange Right that occurred during 2010 and February 2011, offset in part by higher net income from the Operating Partnership in the second quarter of 2011 as compared to the second quarter of 2010.
     Following is a discussion of our results of operations for the six months ended June 30, 2011 and June 30, 2010. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2010.

		For the Six Months Ended
	June 30,
	2011		2010
					Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
		(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$112,525	98.0%	$52,438	97.9%	$60,087	114.6%
Interest on mortgage notes receivable	1,478	1.3%	701	1.3%	777	110.8%
Other	830	0.7%	407	0.8%	423	103.9%

Total revenues	114,833	100.0%	53,546	100.0%	61,287	114.5%
Operating expenses
Cost of services	65,521	57.1%	30,958	57.8%	34,563	111.6%
Personnel	11,823	10.3%	5,630	10.5%	6,193	110.0%
Occupancy	3,699	3.2%	3,429	6.4%	270	7.9%
Travel and entertainment	2,968	2.6%	1,825	3.4%	1,143	62.6%
Supplies, research and printing	2,115	1.8%	1,192	2.2%	923	77.4%
Other	7,646	6.7%	6,368	11.9%	1,278	20.1%

Total operating expenses	93,772	81.7%	49,402	92.3%	44,370	89.8%

Operating income	21,061	18.3%	4,144	7.7%	16,917	408.2%
Interest and other income, net	8,228	7.2%	5,696	10.6%	2,532	44.5%
Interest expense	(17)	(0.0)%	(39)	(0.1)%	22	(56.4)%
Increase in payable under tax receivable agreement	—	0.0%	(8)	(0.0)%	8	(100.0)%

Income before income taxes	29,272	25.5%	9,793	18.3%	19,479	198.9%
Income tax expense	11,437	10.0%	2,018	3.8%	9,419	466.7%

Net income	17,835	15.5%	7,775	14.5%	10,060	129.4%
Net income attributable to noncontrolling interest	929	0.8%	5,153	9.6%	(4,224)	(82.0)%

Net income attributable to controlling interest	$16,906	14.7%	$2,622	4.9%	$14,284	544.8%

     Revenues. Our total revenues were $114.8 million for the six months ended June 30, 2011 compared to $53.5 million for the same period in 2010, an increase of $61.3 million, or 114.5%. Revenues increased primarily as a result of an 87.6% increase in production volumes in several of our capital markets services platforms.
•	The revenues we generated from capital markets services for the six months ended June 30, 2011 increased $60.1 million, or 114.6%, to $112.5 million from $52.4 million for the same period in 2010. The increase is primarily attributable to an increase in both the number and the average dollar value of transactions closed during the first half of 2011 compared to the first half of 2010.

•	The revenues derived from interest on mortgage notes receivable were $1.5 million for the six months ended June 30, 2011 compared to $0.7 million for the same period in 2010, an increase of $0.8 million. Revenues increased primarily as a result of an increase in loan originations made in connection with our services as a Freddie Mac Multifamily Program Plus® Seller/Servicer during the first half of 2011 compared to the first half of 2010.

•	The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $0.8 million for the six month period ended June 30, 2011 and $0.4 million for the six month period ended June 30, 2010, an increase of $0.4 million, or 103.9%.
     Total Operating Expenses. Our total operating expenses were $93.8 million for the six months ended June 30, 2011 compared to $49.4 million for the same period in 2010, an increase of $44.4 million, or 89.8%. Expenses increased primarily due to increased cost of services and increased personnel costs resulting primarily from an increase in capital markets services revenue.
•	The cost of services for the six months ended June 30, 2011 increased $34.6 million, or 111.6%, to $65.5 million from $31.0 million for the same period in 2010. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues. Additionally, contributing to the increase in cost of services are higher salary costs from increased headcount to support the increase in production volume, reinstatement of the Company 401k match in September 2010 and the reinstatement of the office head salaries in October 2010. Cost of services as a percentage of capital markets services revenues was approximately 58.2% and 59.0% for the six month periods ended June 30, 2011 and June 30, 2010, respectively. This percentage decrease is primarily attributable to the fixed portion of cost of services, such as salaries for our analysts and fringe benefit costs, being spread over a higher revenue base.

•	Personnel expenses that are not directly attributable to providing services to our clients for the six months ended June 30, 2011 increased $6.2 million, or 110.0%, to $11.8 million from $5.6 million for the same period in 2010. The increase is primarily related to an increase in the office profit participation plan expense resulting from the higher operating income during the six months ended June 30, 2011, new expenses related to the firm profit participation plan expense and increased stock compensation cost. Both the firm and office profit participation plans allow for payments in the form of both cash and share based awards based on the decision of the Company’s board of directors.

The stock compensation cost included in personnel expenses was $1.4 and $0.4 million for the six months ended June 30, 2011 and 2010, respectively. This increase is primarily due to the expense recognized from the share based awards granted in December 2010.
•	Occupancy, travel and entertainment, and supplies, research and printing expenses for the six months ended June 30, 2011 increased $2.3 million, or 36.2%, to $8.8 million compared to the same period in 2010. These increases are primarily due to increased supplies, research and printing and travel and entertainment costs stemming from the increase in capital markets services revenues.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $7.6 million in the six months ended June 30, 2011, an increase of $1.3 million, or 20.1%, versus $6.4 million in the six months ended June 30, 2010. This increase is primarily related to increased professional fees of $0.2 million, an increase in interest on warehouse lines of credit of $0.5 million due to the increased originations of Freddie Mac loans, increased marketing/advertising of $0.2 million and increased outsourcing/licenses of $0.2 million.
     Net Income. Our net income for the six months ended June 30, 2011 was $17.8 million, an increase of $10.1 million versus $7.8 million for the same fiscal period in 2010. We attribute this increase to several factors, with the most significant cause being the increase of revenues of $61.3 million. Contributing to our higher net income was increased interest and other income, net, which was offset by increased income tax expense.
•	Interest and other income, net for the six months ended June 30, 2011 was $8.2 million, an increase of $2.5 million as compared to $5.7 million for the same fiscal period in 2010. This increase is primarily due to recognizing a $3.5 million gain on the sale of servicing rights on certain Freddie Mac loans that we service during the six months ended June 30, 2011 as compared to a $2.4 million gain on sale of servicing rights on certain Freddie Mac loans during the same fiscal period in 2010.
•	The interest expense we incurred in the six months ended June 30, 2011 totaled $17,000, a decrease of $22,000 from $39,000 of expenses incurred in the six months ended June 30, 2010.

•	Income tax expense was approximately $11.4 million for the six months ended June 30, 2011, as compared to $2.0 million in the six months ended June 30, 2010. This increase is primarily due to the increase in net operating income experienced during the six months ended June 30, 2011 compared to the same period of the prior year. During the six months ended June 30, 2011, the Company recorded a current income tax expense of $0.9 million and deferred income tax expense of $10.5 million. Our effective tax rate, after adjusting pre-tax income to remove the portion attributable to noncontrolling interest, was 40.4% for the six months ended June 30, 2011 as compared to 43.8% for the six months ended June 30, 2010. The changes in our provision for income taxes and our effective tax rate were primarily the result of the increase in taxable income during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

•	Net income attributable to noncontrolling interest, representing the ownership interest of HFF Holdings in the Operating Partnerships, equaled $0.9 million for the six months ended June 30, 2011, a decrease of $4.2 million from the same period of the prior year. This decrease is due to the lower average ownership interest of HFF Holdings in the Operating Partnerships as a result of the exercises of the Exchange Right that occurred during 2010 and February 2011, offset in part by higher net income from the Operating Partnership in the first half of 2011 as compared to the first half of 2010.
Financial Condition
     Total assets increased to $383.5 million at June 30, 2011, from $333.2 million at December 31, 2010, primarily due to:
•	An increase in cash and cash equivalents of $29.2 million primarily due to the increase in total revenues and increase in net income.

•	An increase in mortgage notes receivable of $19.5 million due to a higher balance of loans pending sale to Freddie Mac at June 30, 2011, compared to December 31, 2010.

•	An increase in accounts receivable, net of $2.5 million due to the timing of collections.
     These increases in assets were partially offset by a decrease in deferred tax assets of $4.2 million, primarily due to the recognition of deferred income tax expense of $10.5 million, which was partially offset by the step-up in basis from the exchanges by HFF Holdings of Operating Partnership units of the Operating Partnerships that occurred during the first six months of 2011 of $6.3 million.
     Total liabilities increased to $277.6 million at June 30, 2011, from $243.5 million at December 31, 2010, primarily due to:
•	An increase in payable under the tax receivable agreement of $5.4 million due to a step-up in basis from the Operating Partnership unit exchanges by HFF Holdings that occurred during the first six months of 2011.

•	An increase in the warehouse lines of credit of $19.5 million due to a higher balance of loans pending sale to Freddie Mac at June 30, 2011, compared to December 31, 2010.

•	An increase in accrued compensation and related taxes of $9.4 million due to the timing of commission payments and the accrual for certain incentive compensation plans
     These increases were partially offset by a $1.2 million decrease in other current liabilities caused by lower balances of client escrow funds.
Cash Flows
     Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of distributions to members of HFF Holdings and payment of commissions and bonuses to employees.
     First Six Months of 2011
     Cash and cash equivalents increased $29.2 million in the six months ended June 30, 2011. Net cash of $33.8 million was generated in operating activities, primarily resulting from net income of $17.8 million, an $8.5 million increase in accrued compensation and related taxes, a $10.5 million decrease in deferred taxes and $3.8 million of proceeds from the sale of servicing rights. These increases in cash were partially offset by a $2.5 million increase in accounts receivable and a $1.2 million decrease in other accrued liabilities. Cash of $1.5 million was used for investing in property and equipment. Financing activities used $0.1 million for the payments on certain capital leases, $0.1 million to purchase shares of Class A common stock in connection with employee tax withholdings and $2.9 million for a distribution to HFF Holdings in connection with the Operating Partnerships’ 2010 tax distributions.
     First Six Months of 2010
     Cash and cash equivalents increased $12.1 million in the six months ended June 30, 2010. Net cash of $13.5 million was provided by operating activities, primarily resulting from a $7.8 million net income and a $5.9 million increase in accrued compensation and related taxes. These increases of cash were partially offset by the increase in accounts receivable, net of $1.9 million and a decrease in other accrued liabilities of $1.2 million. Cash of $0.2 million was used for investing in property and equipment. Financing activities used $1.1 million of cash to make a tax distribution to the noncontrolling interest holder, $0.1 million for the payments on certain capital leases and $0.1 million of cash was used to a purchase shares of Class A common stock in connection with employee tax withholdings.
Liquidity and Capital Resources
     Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At June 30, 2011, our cash and cash equivalents of approximately $102.5 million were invested or held in a mix of money market funds, bank demand deposit accounts and three-month United States Treasury Notes at two financial institutions. Our liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash level, credit lines, interest and payments on debt, capital expenditures and other matters relating to liquidity and to compliance with regulatory net capital requirements. We have historically maintained a line of credit under our revolving credit facility in excess of anticipated liquidity requirements, although our revolving credit facility matured in February 2010 and we chose not to extend it for an additional term. We did not borrow on this revolving credit facility since its inception in February 2007.
     In accordance with the Operating Partnerships’ partnership agreements and approval from the board of directors of HFF, Inc. and from Holliday GP (as general partner of the Operating Partnerships), each of the Operating Partnerships makes quarterly distributions to its partners, including HFF, Inc., based on taxable income, if any, in an amount sufficient to cover all applicable taxes payable by the members of HFF Holdings and by us and to cover dividends, if any, declared by the board of directors. During the six months ended June 30, 2011, the Operating Partnerships made a distribution to HFF Holdings of approximately $2.9 million for the 2010 tax year. These distributions decrease the noncontrolling interest balance on the consolidated balance sheet.
     Over the six month period ended June 30, 2011, we generated approximately $33.8 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the six months ended June 30, 2011, we incurred approximately $93.8 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the six months ended June 30, 2011, approximately 61.0% of our operating expenses were variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. However, if the economy deteriorates at the rate it did during 2008 and 2009, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.
     Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings in U.S. federal, state and local income tax that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. We have estimated that the payments that will be made to HFF Holdings will be $152.5 million, of which approximately $6.3 million is anticipated to be paid during 2011. Our liquidity needs related to our long term obligations are primarily related to our facility leases. Additionally, for the six months ended June 30, 2011, we incurred approximately $3.7 million in occupancy expenses and approximately $17,000 in interest expense.
     HFF LP maintains one or more uncommitted warehouse revolving lines of credit for the purpose of funding the Freddie Mac mortgage loans that it originates in connection with its services as a Freddie Mac Multifamily Program Plus® Seller/Servicer. In December 2009, HFF LP entered into an amended and restated line of credit with The Huntington Bank (“Huntington”). Under the terms of the arrangement with Huntington, availability was increased from $50 million up to $100 million through March 1, 2010, at which time total availability decreased to $75 million. During December 2009, HFF LP also entered into an agreement with PNC Bank, N.A. (“PNC”) to replace a separate predecessor warehouse revolving line of credit. HFF LP’s line of credit with PNC provided

$175 million of availability through May 2011, at which time the availability increased to $250 million. PNC and Huntington fund the multifamily Freddie Mac loan closings under the respective facilities on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting our participation in Freddie Mac’s Program Plus Seller Servicer program and cannot be used for any other purpose. As of June 30, 2011, we had outstanding borrowings of $94.0 million under the PNC/Huntington arrangements and a corresponding amount of mortgage notes receivable. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.
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
     Goodwill. We evaluate goodwill for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the fair value of the Company. In determining the fair value of the Company for purposes of evaluating goodwill for impairment, we utilize an enterprise market capitalization approach. In applying this approach, we use the stock price of our Class A common stock on the measurement date multiplied by the sum of current outstanding shares as of the measurement date and an estimated control premium. As of July 26, 2011, management’s analysis indicates that the estimated fair value of the Company would need to decline by more than 80.0% to result in the recorded goodwill being impaired and would require management to measure the amount of the impairment charge. Goodwill is considered impaired if the recorded book value of goodwill exceeds the implied fair value of goodwill as determined under this valuation technique. We use our best judgment and information available to us at the time to perform this review.
     Intangible Assets. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing, prepayment rates and discount rates are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of June 30, 2011, the fair value and net book value of the servicing rights were $13.0 million and $11.3 million, respectively. A 10%, 20% and 30% increase in the level of assumed prepayments would decrease the estimated fair value of the servicing rights at the stratum level by up to 1.8%, 3.5% and 5.2%, respectively. A 10%, 20% and 30% increase in cost of servicing of the servicing business would decrease the estimated fair value of the servicing rights at the stratum level by up to 11.4%, 22.8% and 34.2%, respectively. A 10%, 20% and 30% increase in the discount rate would decrease the estimated fair value of the servicing rights at the stratum level by up to 2.9%, 5.7% and 8.3%, respectively. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.
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
     The net deferred tax asset of $160.0 million at June 30, 2011 is comprised mainly of a $177.4 million deferred tax asset related to the Section 754 of the Internal Revenue Code (“Section 754”) election tax basis step up, net of a $21.4 million valuation allowance. The net deferred tax asset related to the Section 754 election tax basis step up of $156.0 million represents annual pre-tax deductions of approximately $25.3 million through 2021, then decreasing over the next five years to approximately $0.1 million in 2026. In order to realize the annual pre-tax benefit of approximately $25.3 million, the Company needs to generate approximately $160.0 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit of $25.3 million each year, the shortfall becomes a net operating loss that can be carried back three years to offset prior years’ taxable income, if any, or carried forward twenty years to offset future taxable income. During 2008 and 2009, based on the decline in production volume and corresponding impact on operating results, we have not realized the entire benefit of the annual deduction. Currently, $6.4 million of this cumulative benefit is characterized as a net operating loss and can be carried forward for periods that begin to expire in 2028. In evaluating the realizability of these deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets. Based on revenue and taxable income generated through June 30, 2011, management currently expects to realize the entire $25.3 million annual pre-tax benefit and be able to utilize a portion of the net operating loss carryforward. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction would be made in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets.
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
     Share Based Compensation. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The weighted average assumptions used in the option pricing model as of June 30, 2011 are: i) zero dividend yield, ii) expected volatility of 63.9%, iii) risk free interest rate of 3.2% and iv) expected life of 10.2 years. For restricted stock awards, the fair value of the awards is calculated as the difference between the market value of the Company’s Class A common stock on the date of grant and the purchase price paid by the employee. The Company also has restricted stock awards that are accounted for as liability awards and require remeasurement to fair value at the end of each reporting period. The Company’s awards are generally subject to graded or cliff vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary.

     Employment / Non-compete Agreements. In recent years, the Company has entered into arrangements with newly hired producers whereby these producers would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the producers only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2012 through 2014. Currently, the Company cannot reasonably estimate the amounts that would be payable under these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the producers achieving the performance targets and the probability of each of the producers signing an employment agreement. As of June 30, 2011, no accrual has been made for these arrangements. Additionally, during June 2010, in connection with the modification of the Exchange Right, twenty-nine members of HFF Holdings voluntarily agreed to extend the term of his or her existing non-competition and non-solicitation agreement from March 2011 to March 2015.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Due to the nature of our business and the manner in which we conduct our operations, in particular that our financial instruments which are exposed to concentrations of credit risk consist primarily of short-term cash deposits and investments and in light of the recent support provided by the U.S. government related to the current credit and liquidity issues and now the global Sovereign ebt concerns, including the U.S. (where we conduct virtually all of our business), we believe we do not face any material interest rate risk, foreign currency exchange rate risk, equity price risk or other market risk that can be otherwise mitigated at the present time. The recent disruptions in the credit markets, however, have, in some cases, resulted in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Although we believe that our cash and cash equivalents are deposited, invested or placed with secure financial institutions, there is no assurance that any of these financial institutions will not default on its obligations to us, especially given current credit market conditions, which would adversely impact our cash and cash equivalent positions and, in turn, our results of operations and financial condition.

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
     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information.
     None.
Item 6. Exhibits.
A. Exhibits
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*  XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HFF, INC.
Dated: August 2, 2011	By:	/s/ John H. Pelusi, Jr.
John H. Pelusi, Jr.
Chief Executive Officer, Director and Executive Managing Director (Principal Executive Officer)

Dated: August 2, 2011	By:	/s/ Gregory R. Conley
Gregory R. Conley
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*  XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.