Form 10-Q
period 2011-09-30
HFF, Inc.
filed 2011-11-04
CIK 1380509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding as of October 28, 2011 was 35,958,521 shares.

HFF, INC. AND SUBSIDIARIES

September 30, 2011

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

SPECIAL NOTE REGARDING THE REGISTRANT

In connection with our initial public offering of our Class A common stock in February 2007, we effected a reorganization of our business, which had previously been conducted through HFF Holdings LLC (“HFF Holdings”) and certain of its wholly-owned subsidiaries, including Holliday Fenoglio Fowler, L.P. and HFF Securities L.P. (together, the “Operating Partnerships”) and Holliday GP Corp. (“Holliday GP”). In the reorganization, HFF, Inc., a newly-formed Delaware corporation, purchased from HFF Holdings all of the shares of Holliday GP, which is the sole general partner of each of the Operating Partnerships, and approximately 45% of the partnership units in each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP) in exchange for the net proceeds from the initial public offering and one share of Class B common stock of HFF, Inc. As of September 30, 2011, HFF Holdings had exchanged an additional 52% of the partnership units in each of the Operating Partnerships for shares of Class A common stock of the Company pursuant to the Exchange Right (as defined in this Quarterly Report on Form 10-Q). Following this reorganization, HFF, Inc. became and continues to be a holding company holding partnership units in the Operating Partnerships and all of the outstanding shares of Holliday GP. As of September 30, 2011, HFF, Inc. held approximately 97% of the partnership units in the Operating Partnerships. HFF Holdings and HFF, Inc., through their wholly-owned subsidiaries, are the only limited partners of the Operating Partnerships. We refer to these transactions collectively in this Quarterly Report on Form 10-Q as the “Reorganization Transactions.” Unless we state otherwise, the information in this Quarterly Report on Form 10-Q gives effect to these Reorganization Transactions.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HFF, Inc.

Consolidated Balance Sheets

(Dollars in Thousands)

	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$115,745	$73,339
Restricted cash (Note 7)	80	80
Accounts receivable	3,588	1,029
Receivable from affiliate (Note 16)	206	19
Mortgage notes receivable (Note 8)	98,630	74,594
Prepaid taxes	44	76
Prepaid expenses and other current assets	2,604	1,273
Deferred tax asset, net	2,062	2,058

Total current assets, net	222,959	152,468
Property and equipment, net (Note 4)	4,551	3,558
Deferred tax asset, net	156,076	162,195
Goodwill	3,712	3,712
Intangible assets, net (Note 5)	11,970	10,513
Other noncurrent assets	1,383	704

Total Assets	$400,651	$333,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$179	$166
Warehouse line of credit (Note 8)	98,630	74,594
Accrued compensation and related taxes	25,298	14,169
Accounts payable	883	1,071
Payable under tax receivable agreement (Note 12)	—	6,288
Other current liabilities	4,821	3,365

Total current liabilities	129,811	99,653
Deferred rent credit	3,986	2,875
Payable under the tax receivable agreement, less current portion (Note 12)	149,712	140,779
Other long-term liabilities	—	22
Long-term debt, less current portion (Note 7)	169	138

Total liabilities	283,678	243,467
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 authorized; 36,076,878 and 34,939,922 shares issued, respectively; 35,958,521 and 34,829,382 shares outstanding, respectively	360	348
Class B common stock, par value $0.01 per share, 1 share authorized, and 1 share outstanding	—	—
Treasury stock, 118,357 and 110,540 shares at cost, respectively	(490)	(396)
Additional paid-in-capital	63,819	62,485
Retained earnings	50,252	22,895

Total parent stockholders’ equity	113,941	85,332
Noncontrolling interest (Note 13)	3,032	4,351

Total equity	116,973	89,683

Total liabilities and stockholders’ equity	$400,651	$333,150

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Income

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues
Capital markets services revenue	$62,841	$36,758	$175,366	$89,196
Interest on mortgage notes receivable	578	514	2,056	1,215
Other	488	218	1,318	625

	63,907	37,490	178,740	91,036

Expenses
Cost of services	36,259	21,100	101,780	52,058
Personnel	5,216	3,184	17,039	8,814
Occupancy	1,815	1,807	5,514	5,236
Travel and entertainment	1,355	843	4,323	2,668
Supplies, research, and printing	1,288	962	3,403	2,154
Insurance	412	416	1,224	1,363
Professional fees	1,070	1,132	2,957	2,777
Depreciation and amortization	1,191	911	3,178	2,745
Interest on warehouse line of credit	368	360	1,260	756
Other operating	992	859	3,060	2,405

	49,966	31,574	143,738	80,976

Operating income	13,941	5,916	35,002	10,060

Interest and other income, net	3,036	1,636	11,264	7,332
Interest expense	(5)	(12)	(22)	(51)
(Increase) decrease in payable under the tax receivable agreement	(3,680)	806	(3,680)	798

Income before income taxes	13,292	8,346	42,564	18,139
Income tax expense	2,353	3,890	13,790	5,908

Net income	10,939	4,456	28,774	12,231
Net income attributable to noncontrolling interest	488	467	1,417	5,620

Net income attributable to controlling interest	$10,451	$3,989	$27,357	$6,611

Earnings per share - Basic and Diluted
Income available to HFF, Inc. common stockholders - Basic	$0.29	$0.11	$0.76	$0.27
Income available to HFF, Inc. common stockholders - Diluted	$0.29	$0.11	$0.76	$0.27

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars in Thousands, except share data)

	Controlling Interest
	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Noncontrolling Interest	Total Equity

	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2010	34,829,382	$348	110,540	$(396)	$62,485	$22,895	$4,351	$89,683
Stock compensation and other, net	—	—	—	—	671	—	—	671
Issuance of Class A common stock, net (1)	1,136,956	12	—	—	(180)	—	168	—
Repurchase of Class A common stock	(7,817)	—	7,817	(94)	—	—	—	(94)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	843	—	—	843
Distributions	—	—	—	—	—	—	(2,904)	(2,904)
Net income	—	—	—	—	—	27,357	1,417	28,774

Stockholders’ equity, September 30, 2011	35,958,521	$360	118,357	$(490)	$63,819	$50,252	$3,032	$116,973

	Controlling Interest
	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Noncontrolling Interest	Total Equity

	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2009	17,183,232	$172	80,049	$(173)	$28,498	$12,004	$26,504	$67,005
Stock compensation and other, net	—	—	—	—	519	—	—	519
Issuance of Class A common stock, net (1)	17,645,019	176	—	—	27,014	—	(27,190)	—
Repurchase of Class A common stock	(19,677)	(—)	19,677	(123)	—	—	—	(123)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	6,049	—	—	6,049
Distributions	—	—	—	—	—	—	(1,061)	(1,061)
Net income	—	—	—	—	—	6,611	5,620	12,231

Stockholders’ equity, September 30, 2010	34,808,574	$348	99,726	$(296)	$62,080	$18,615	$3,873	$84,620

(1)	Includes the effect of the exchange of the Operating Partnerships units by HFF Holdings and the effect of the timing of the tax distribution payments on the ownership of the Operating Partnerships.

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

(Dollars In Thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net income	$28,774	$12,231
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	1,431	519
Deferred taxes	12,212	5,691
Increase (decrease) in payable under the tax receivable agreement	3,680	(798)
Depreciation and amortization:
Property and equipment	1,085	970
Intangibles	2,093	1,775
Gain on sale or disposition of assets, net	(7,046)	(4,358)
Mortgage service rights assumed	(1,370)	(783)
Proceeds from sale of mortgage servicing rights	4,868	3,032
Increase (decrease) in cash from changes in:
Restricted cash	—	40
Accounts receivable	(2,559)	(606)
Receivable from affiliates	(187)	(68)
Payable under the tax receivable agreement	(6,289)	—
Mortgage notes receivable	(24,036)	27,760
Net borrowings on warehouse line of credit	24,036	(27,760)
Prepaid taxes, prepaid expenses and other current assets	(1,299)	23
Other noncurrent assets	(679)	(169)
Accrued compensation and related taxes	10,369	6,006
Accounts payable	(188)	(324)
Other accrued liabilities	1,456	(921)
Other long-term liabilities	1,098	(426)

Net cash provided by operating activities	47,449	21,834
Investing activities
Purchases of property and equipment	(1,869)	(172)

Net cash used in investing activities	(1,869)	(172)
Financing activities
Payments on long-term debt	(176)	(144)
Treasury stock	(94)	(123)
Distributions to noncontrolling interest	(2,904)	(1,061)

Net cash used in financing activities	(3,174)	(1,328)

Net increase in cash	42,406	20,334
Cash and cash equivalents, beginning of period	73,339	40,931

Cash and cash equivalents, end of period	$115,745	$61,265

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

In June 2010, following consultation with the Company’s board of directors, the members of HFF Holdings agreed to modify the Exchange Right so as to permit certain participating members of HFF Holdings who voluntarily agreed to certain conditions to exchange in June 2010 all of their respective HFF Holdings’ partnership units in the Operating Partnerships that corresponded to such participating members’ interests in HFF Holdings for shares of Class A common stock. The participating members of HFF Holdings were then entitled to redeem all of their respective membership units in HFF Holdings for such shares of Class A common stock. This modification was conditioned upon each participating member’s agreement to extend the term of his or her existing non-competition and non-solicitation agreement to March 2015 and the imposition of resale restrictions on a portion of his or her shares of Class A common stock received pursuant to the Exchange Right exercise. The shares of Class A common stock subject to the resale restrictions equal 4,020,640 shares in the aggregate, which is equal to 25% of the original number of shares of Class A common stock that such participating members would have received following an exchange of 100% of the membership units in HFF Holdings that they each held at the time of the initial public offering. The voluntarily-imposed restrictions will begin to be released in March 2013.

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

Basis of Presentation

The accompanying consolidated financial statements of HFF, Inc. as of September 30, 2011 and December 31, 2010 and for the three and nine month periods ended September 30, 2011 and September 30, 2010, include the accounts of HFF LP, HFF Securities, and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP and HoldCo LLC. All significant intercompany accounts and transactions have been eliminated.

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

2. Summary of Significant Accounting Policies

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010. Accordingly, significant accounting policies and disclosures normally provided have been omitted as such items are disclosed therein. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results expected for the year ending December 31, 2011.

In late 2010, the Company introduced a firm profit participation plan and modified the existing office profit participation plan to allow for the incentive payments to be made either in the form of cash or stock at the election of the Company’s board of directors based on achieving various performance metrics. The new and modified plans took effect during 2011. For both plans, the Company recognizes the expense associated with both the estimated cash and stock components over the related service period. Based on an accounting policy election, the expense associated with the stock component of the estimated incentive payout is recognized before the grant date of the stock due to the fact that the terms of the incentive compensation plans have been approved by the Company’s board of directors and the employees of the Company understand the requirements to earn the award. The expense associated with the plans is included within Personnel expenses in the consolidated statements of income.

3. Stock Compensation

The stock compensation cost that has been charged against income for the three and nine months ended September 30, 2011 was $9,000 and $1.4 million, respectively, which is recorded in Personnel expenses in the consolidated statements of income. The stock compensation cost that has been charged against income for the three and nine month periods ended September 30, 2010 was $0.1 million and $0.5 million, respectively. At September 30, 2011, there was approximately $3.0 million of unrecognized compensation cost related to share based awards. As of September 30, 2011, there are 571,928 restricted stock units outstanding, of which 392,700 units are treated as liability awards and require remeasurement of fair value at the end of each reporting period until settlement. Stock compensation benefit related to the liability awards that has been included within income for the three months ended September 30, 2011 was $0.1 million and stock compensation expense related to the liability awards that has been charged against income for the nine months ended September 30, 2011 was $0.8 million.

During the three months ended September 30, 2011, no options vested and no options were exercised.

During the three month period ending September 30, 2011, no restricted stock units vested, no vested restricted stock units were converted to Class A common stock and no new restricted stock units were granted. During the three month period ending September 30, 2011, no stock options were granted or forfeited.

The fair value of vested restricted stock units was $0.8 million at September 30, 2011.

The weighted average remaining contractual term of the nonvested restricted stock units was 2.2 years as of September 30, 2011.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Furniture and equipment	$4,224	$3,989
Computer equipment	857	929
Capitalized software costs	504	484
Leasehold improvements	6,625	5,916

Subtotal	12,210	11,318
Less accumulated depreciation and amortization	(7,659)	(7,760)

	$4,551	$3,558

At September 30, 2011 and December 31, 2010 the Company has recorded, within furniture and equipment, office equipment under capital leases of $0.7 million and $0.6 million, respectively, including accumulated amortization of $0.4 million and $0.3 million, respectively, which is included within Depreciation and Amortization expense in the accompanying consolidated statements of income. See Note 7 for discussion of the related capital lease obligations.

5. Intangible Assets

The Company’s intangible assets are summarized as follows (in thousands):

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Mortgage servicing rights	$20,384	$(8,514)	$11,870	$17,007	$(6,594)	$10,413
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$20,484	$(8,514)	$11,970	$17,107	$(6,594)	$10,513

As of September 30, 2011 and December 31, 2010, the Company serviced $26.0 billion and $25.1 billion, respectively, of commercial loans. The Company earned $3.1 million and $9.1 million in servicing fees and interest on float and escrow balances for the three and nine month periods ending September 30, 2011, respectively. The Company earned $2.9 million and $8.6 million in servicing fees and interest on float and escrow balance for the three and nine month periods ending September 30, 2010, respectively. These revenues are recorded as capital markets services revenues in the consolidated statements of income.

The total commercial loan servicing portfolio includes loans for which there are no corresponding mortgage servicing rights recorded on the balance sheet, as these servicing rights were assumed prior to January 1, 2007 and involved no initial consideration paid by the

Company. The Company recorded mortgage servicing rights of $11.9 million and $10.4 million on $17.3 billion and $14.6 billion, respectively, of the total loans serviced as of September 30, 2011 and December 31, 2010.

The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (CMBS), Freddie Mac and limited-service life company loans.

Mortgage servicing rights do not trade in an active, open market with readily-available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of September 30, 2011 and 2010 are as follows:

	3 years to 10 years	3 years to 10 years
As of September 30,
	2011	2010
Expected life of cash flows	3 years to 10 years	3 years to 10 years
Discount rate (1)	15% to 20%	15% to 20%
Prepayment rate	0% to 8%	0% to 8%
Inflation rate	2%	2%
Cost of service per loan	$1,600 to $4,275	$1,600 to $4,619

(1)	Reflects the time value of money and the risk of future cash flows related to the possible cancellation of servicing contracts, transferability restrictions on certain servicing contracts, concentration in the life company portfolio and large loan risk.

The above assumptions are subject to change based on management’s judgments and estimates of future changes in the risks related to future cash flows and interest rates. Changes in these factors would cause a corresponding increase or decrease in the prepayment rates and discount rates used in the Company’s valuation model.

Changes in the carrying value of mortgage servicing rights for the nine month periods ended September 30, 2011 and 2010, and the fair value at the end of each period were as follows (in thousands):

Category	12/31/10	Capitalized	Amortized	Sold / Transferred	9/30/11	FV at 9/30/11
Freddie Mac	$6,190	$2,654	$(964)	$(2,537)	$5,343	$5,933
CMBS	3,232	306	(575)	2,072	5,035	5,881
Life company	900	968	(502)	—	1,366	1,644
Life company – limited	91	96	(61)	—	126	219

Total	$10,413	$4,024	$(2,102)	$(465)	$11,870	$13,677

Category	12/31/09	Capitalized	Amortized	Sold / Transferred	9/30/10	FV at 9/30/10
Freddie Mac	$5,833	$1,632	$(810)	$(1,426)	$5,229	$6,249
CMBS	2,429	98	(380)	1,119	3,266	3,639
Life company	779	659	(497)	—	941	1,065
Life company – limited	139	26	(75)	—	90	138

Total	$9,180	$2,415	$(1,762)	$(307)	$9,526	$11,091

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $0.8 million and $2.7 million on $289.3 million and $905.1 million of loans, respectively, during the three and nine month periods ending September 30, 2011 and $0.7 million and $1.6 million on $287.3 million and $553.0 million of loans, respectively, during the three and nine month periods ending September 30, 2010. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration of $0.6 million and $1.4 million on $1.3 billion and $3.0 billion of loans, respectively, during the three and nine month periods ending September 30, 2011 and $0.3 million and $0.8 million on $522.4 million and $1.4 billion of loans, respectively, during the three and nine month periods ending September 30, 2010. During the nine months ending September 30, 2011 and 2010, the Company sold the cashiering portion of certain Freddie

Mac mortgage servicing rights. While the Company transferred the risks and rewards of ownership of the cashiering portion of the mortgage servicing rights, the Company continues to perform limited servicing activities on these loans for a reduced market-based fee. Therefore, the remaining servicing rights were transferred to the CMBS servicing tranche. The net result of these transactions was the Company recording a gain in the three and nine months ending September 30, 2011 of $0.9 million and $4.4 million, respectively, and $0.3 million and $2.7 million during the three and nine month periods ending September 30, 2010, respectively, within Interest and other income, net in the consolidated statements of income. The Company also received securitization compensation in relation to the sale of the cashiering portion of certain Freddie Mac mortgage servicing rights in the three and nine months ending September 30, 2011 of $0.5 million and $2.2 million, respectively, and $0.1 million and $1.2 million during the three and nine months periods ending September 30, 2010, respectively. The securitization compensation is recorded within Interest and other income, net in the consolidated statements of income.

Amortization expense related to intangible assets was $0.7 million and $2.1 million during the three and nine month periods ended September 30, 2011, respectively, and $0.6 million and $1.8 million during the three and nine month periods ending September 30, 2010, respectively, and is recorded in Depreciation and amortization in the consolidated statements of income.

Estimated amortization expense for the next five years is as follows (in thousands):

Remainder of 2011	$751
2012	2,796
2013	2,359
2014	1,845
2015	1,439
2016	1,164

The weighted-average life of the mortgage servicing rights intangible asset was 5.8 years at September 30, 2011.

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

As of September 30, 2011, the Company did not have any assets or liabilities recognized at fair value on a recurring basis.

In accordance with generally accepted accounting principles, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and mortgage notes receivable. The mortgage servicing rights are recorded at fair value upon initial recording and were not re-measured at fair value during the third quarter of 2011 as the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at September 30, 2011. See Note 5 for further discussion on the assumptions used in valuing the mortgage servicing rights and impact on earnings during the period. The fair value of the mortgage notes receivable was based on prices observable in the market for similar loans and equaled carrying value at September 30, 2011. Therefore, no lower of cost or fair value adjustment was required.

7. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Capital lease obligations	348	304
Less current maturities	179	166

	$169	$138

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

(b) Letters of Credit and Capital Lease Obligations

At each September 30, 2011 and December 31, 2010, the Company had one outstanding letter of credit of approximately $0.1 million as security for one lease. The Company segregated the cash in a separate bank account to collateralize the letter of credit. The letter of credit expired in October 2011 and has been extended for one year.

Capital lease obligations consist primarily of office equipment leases that expire at various dates through May 2014. A summary of future minimum lease payments under capital leases at September 30, 2011 is as follows (in thousands):

Remainder of 2011	$47
2012	179
2013	107
2014	15

$348

8. Warehouse Line of Credit

HFF LP maintains two uncommitted warehouse revolving lines of credit for the purpose of funding the Freddie Mac mortgage loans that it originates in connection with its services as a Freddie Mac Multifamily Program Plus® Seller/Servicer. In December 2009, HFF LP entered into an amended and restated line of credit with The Huntington Bank (“Huntington”). Under the terms of the arrangement with Huntington, availability was increased from $50 million up to $100 million through March 1, 2010, at which time total availability decreased to $75 million. During December 2009, HFF LP also entered into an agreement with PNC Bank, N.A. (“PNC”) to replace a separate predecessor warehouse revolving line of credit. HFF LP’s line of credit with PNC provided $175 million of availability. In May 2011, availability under the PNC line increased to $250 million.

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. As of September 30, 2011 and December 31, 2010, HFF LP had $98.6 million and $74.6 million, respectively, outstanding on the warehouse lines of credit and a corresponding amount of mortgage notes receivable. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (0.23% and 0.26% at September 30, 2011 and December 31, 2010, respectively) plus a spread. HFF LP is also paid interest on its loan secured by a multifamily loan at the rate in the Freddie Mac note.

9. Lease Commitments

The Company leases various corporate offices, parking spaces and office equipment under noncancelable operating leases. These leases have initial terms of one to ten years. Several of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $1.4 million and $4.3 million, respectively, during the three and nine month periods ended September 30, 2011 and $1.4 million and $4.2 million, respectively, during the three and nine month periods ending September 30, 2010 and is recorded within Occupancy expense in the consolidated statements of income.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (in thousands):

Remainder of 2011	$1,258
2012	5,729
2013	5,218
2014	3,807
2015	2,977
2016	2,294
Thereafter	6,348

$27,631

The Company subleases certain office space to subtenants, which subleases may be canceled at any time. The rental income received from these subleases is included as a reduction of Occupancy expenses in the accompanying consolidated statements of income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2014. See Note 4 and Note 7 above for further description of the assets and related obligations recorded under these capital leases at September 30, 2011 and December 31, 2010, respectively.

10. Servicing

The Company services commercial real estate loans for investors. The unpaid principal balance of the servicing portfolio totaled $26.0 billion and $25.1 billion at September 30, 2011 and December 31, 2010, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At September 30, 2011 and December 31, 2010, the funds held in escrow totaled $126.5 million and $108.3 million, respectively. These funds, and the offsetting liabilities of the borrowers to external parties, are not presented in the Company’s consolidated financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in Capital markets services revenue in the consolidated statements of income.

11. Legal Proceedings

The Company is party to various litigation matters, in most cases involving ordinary course and routine claims incidental to its business. The Company cannot estimate with certainty its ultimate legal and financial liability with respect to any pending matters. In accordance with ASC 450, Contingencies, a reserve for estimated losses is recorded when the amount is probable and can be reasonably estimated. Based on review of potential pending and outstanding litigation, the Company does not believe a contingency reserve is required as of September 30, 2011 and 2010.

12. Income Taxes

Income tax expense includes current and deferred taxes as follows (in thousands):

	Deferred	Deferred	Deferred
	Current	Deferred	Total

Nine Months Ended September 30, 2011:
Federal	$483	$14,122	$14,605
State	1,095	(1,910)	(815)

	$1,578	$12,212	$13,790

	Current	Deferred	Total

Nine Months Ended September 30, 2010:
Federal	$—	$4,429	$4,429
State	217	1,262	1,479

	$217	$5,691	$5,908

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the nine months ended September 30, 2011 and 2010 (dollars in thousands):

	$00000000	$00000000
	September 30, 2011	September 30, 2010
Pre-tax book income	$42,564	$18,139
Less: pre-tax income allocated to noncontrolling interest holder	1,426	5,651

Pre-tax book income after noncontrolling interest	$41,138	$12,488

	September 30,
	2011		2010
Income tax expense / (benefit)		Rate		Rate
Taxes computed at federal rate	$14,398	35.0%	$4,371	35.0%
State and local taxes, net of federal tax benefit	2,327	5.7%	590	4.7%
Change in income tax benefit payable to stockholder	(376)	(0.9)%	177	1.4%
Effect of deferred rate change	(3,755)	(9.1)%	711	5.7%
Stock compensation	41	0.1%	120	1.0%
Meals and entertainment	250	0.6%	86	0.7%
Other	905	2.2%	(147)	(1.2)%

Income tax expense	$13,790	33.5%	$5,908	47.3%

Total income tax expense recorded for the nine months ended September 30, 2011 and 2010 included income tax expense of $9,000 and $31,000, respectively, of state and local taxes on income allocated to the noncontrolling interest holder, which represents 0.02% and 0.2% of the total effective rate, respectively.

Deferred income tax assets and liabilities consist of the following at September 30, 2011 and December 31, 2010 (in thousands):

	$0000000	$0000000
	September 30, 2011	December 31, 2010
Deferred income tax assets:
Section 754 election tax basis step-up	$179,012	$175,008
Tenant improvements	1,772	1,523
Net operating loss carryforward	2,597	11,727
Tax credits	606	123
Restricted stock units	906	503
Compensation	1,854	1,764
Other	227	276

	186,974	190,924
Less: valuation allowance	(21,920)	(20,848)

Deferred income tax asset	165,054	170,076
Deferred income tax liabilities:
Goodwill	(1,246)	(1,016)
Servicing rights	(4,380)	(3,649)
Deferred rent	(1,290)	(1,158)

Deferred income tax liability	(6,916)	(5,823)

Net deferred income tax asset	$158,138	$164,253

The primary deferred tax asset represents a tax basis step-up election under Section 754 of the Internal Revenue Code (“Section 754”) made by HFF, Inc. relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for shares of the Company’s Class A common stock since the date of the Reorganization Transactions. As a result of the step-up in basis from these transactions, the Company is entitled to annual future tax benefits in the form of amortization for income tax purposes. During the nine month period ending September 30, 2011, the deferred tax asset for the Section 754 election tax basis step-up increased $6.1 million due to the exchanges of Operating Partnership units for the Company’s Class A common stock. The annual pre-tax benefit is currently approximately $25.6 million and will increase as future exchanges of Operating Partnership units occur (see Note 13). To the extent that the Company does not have sufficient taxable income in a year to fully utilize this annual deduction, the unused benefit is recharacterized as a net operating loss and can then be carried back three years or carried forward for twenty years. The Company measured the deferred tax asset based on the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships utilizing the enacted tax rates at the date of the transaction. In accordance with ASC topic 740, Income Taxes

(ASC 740), the tax effects of transactions with stockholders that result in changes in the tax basis of a company’s assets and liabilities are recognized in equity. The Company recorded a valuation allowance on a portion of the recognized deferred tax assets recorded in connection with the Reorganization Transactions and the subsequent exercise of exchange rights due to the uncertainty in the timing and level of tax benefits that would be realized when payments are made to HFF Holdings under the tax receivable agreement (see further discussion below). Changes in the measurement of the deferred tax assets or the valuation allowance due to changes in the enacted tax rates upon the finalization of the income tax returns for the year of the exchange transaction will be recorded in equity. All subsequent changes in the measurement of the deferred tax assets due to changes in the enacted tax rates or changes in the valuation allowance are recorded as a component of income tax expense.

In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. In order to realize the annual pre-tax benefit of approximately $25.6 million, the Company needs to generate approximately $160.0 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit of $25.6 million each year, the shortfall becomes a net operating loss that can be carried back three years to offset prior years’ taxable income or carried forward twenty years to offset future taxable income. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets resulting from the basis step up transactions (initial sale of units in the Operating Partnerships and subsequent exchanges of Operating Partnership units since the date of the Reorganization Transactions). Deferred tax assets representing the tax benefits to be realized when future payments are made to HFF Holdings under the tax receivable agreement of $21.9 million are currently not more likely than not to be realized and, therefore, have a valuation allowance of $21.9 million recorded against them. The combined federal and state tax effected net operating loss carryforwards of $2.6 million at September 30, 2011 represent the cumulative excess of the Section 754 annual tax deductions over taxable income for the nine month period ending September 30, 2011 and prior years. The net operating loss of $2.6 million is subject to limitation under Section 382 of the Internal Revenue Code. The limitation on the use of the net operating loss in 2011 is $1.1 million, which can be used in future years. The net operating loss limitation does not impact the Company’s ability to fully utilize the net operating loss before its expiration. The federal net operating loss carryforwards expire from 2028 through 2030, while the state net operating loss carryforwards expire from 2013 through 2029.

The Company will recognize interest and penalties related to unrecognized tax benefits in Interest and other income, net in the consolidated statements of income. There were no interest or penalties recorded in the nine month periods ending September 30, 2011 and 2010.

Tax Receivable Agreement

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007, and intend to keep that election in effect for each taxable year in which an exchange of partnership units for shares occurs. The initial sale as a result of the Offering and subsequent exchanges of Operating Partnership units for shares of Class A common stock produced (and future exchanges may produce) increases in the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of tax payments to the extent that the Company has taxable income. During the nine month period ending September 30, 2011, the deferred tax asset for the Section 754 election tax basis step-up increased $6.1 million due to the exchanges of Operating Partnership units for the Company’s Class A common stock. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $149.7 million and has recorded this amount as a deferred tax asset on its consolidated balance sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2010. The Company is obligated, however, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax is computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges had the Company not entered into the tax receivable agreement.

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

The Company believes it is more likely than not that it will realize a portion of the benefit represented by the deferred tax asset, and, therefore, the Company recorded 85% of this estimated amount of the increase in deferred tax assets as a liability to HFF Holdings under the tax receivable agreement and the remaining 15% of the increase in deferred tax assets directly in additional paid-in capital in stockholders’ equity. However, due to uncertainties of timing and amounts of payments, deferred tax assets representing the tax benefits to be realized when future payments are made to HFF Holdings under the tax receivable agreement are currently not more likely than not to be realized and, therefore, have a valuation allowance of $21.9 million recorded against them.

While the actual amount and timing of payments under the tax receivable agreement depends upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the payments that will be made to HFF Holdings will be $149.7 million, and has recorded this obligation to HFF Holdings as a liability on the consolidated balance sheet. In addition, during the year ended December 31, 2011, the tax rates used to measure the deferred tax assets were updated, which resulted in an increase of deferred tax assets of $4.3 million, which in turn resulted in an increase in the payable under the tax receivable agreement of $3.7 million. In addition, during the year ended December 31, 2010, the tax rates used to measure the deferred tax assets were updated which resulted in a reduction of deferred tax assets of $1.0 million, which resulted in a reduction in the payable under the tax receivable agreement of $0.8 million. To the extent the Company does not realize all of the tax benefits in future years, this liability to HFF Holdings may be reduced.

In conjunction with the filing of the Company’s 2010 federal and state tax returns, the benefit for 2010 relating to the Section 754 basis step-up was finalized resulting in $7.4 million tax benefits being realized by the Company for 2010. As discussed above, the Company is obligated to remit to HFF Holdings 85% of any such cash savings in federal and state tax. As such, during the third quarter of 2011 the Company paid $6.3 million to HFF Holdings under the tax receivable agreement. In conjunction with the filing of the Company’s 2009 federal and state tax returns, the benefit for 2009 relating to the Section 754 basis step-up was finalized resulting in no tax benefits being realized by the Company for 2009. As such, during 2010 the Company did not make any payments to HFF Holdings under the tax receivable agreement. As of September 30, 2011, the Company has made payments to HFF Holdings pursuant to the terms of the tax receivable agreement in an aggregate amount of approximately $13.8 million.

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

The table below sets forth the noncontrolling interest amount recorded for the three and nine month periods ended September 30, 2011 and 2010, which includes the exchanges 1,113,691 and 17,574,374 partnership units in each of the Operating Partnerships by members of HFF Holdings for an equal amount of shares of Class A common stock during the nine month periods ending September 30, 2011, and September 30, 2010, respectively. No units were exchanged during the three month periods ended September 30, 2011 and 2010. (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011		2010
Net income from Operating Partnerships	$17,562	$8,063	$48,048		$19,259
Noncontrolling interest ownership percentage	2.8%	5.8%	(A	)	(B	)

Noncontrolling interest	$488	$467	$1,417		$5,620

(A)	During the nine months ending September 30, 2011, the ownership of the Operating Partnerships changed due to the exercise of the Exchange Right by members of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 5.8% during January and February 2011 and 2.8% during March through September 2011.
(B)	During the nine months ending September 30, 2010, the ownership of the Operating Partnerships changed due to the exercise of the Exchange Right by members of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 53.6% during January 2010, 53.2% during February 2010 and 49.9% during March 2010, 48.8% during April 2010, 48.1% during May 2010, 44.3% during June 2010 and 5.8% during July, August and September 2010.

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

In June 2010, following consultation with the Company’s board of directors, the members of HFF Holdings agreed to modify the Exchange Right so as to permit certain participating members of HFF Holdings who voluntarily agreed to certain conditions to exchange in June 2010 all of their respective HFF Holdings’ partnership units in the Operating Partnerships that corresponded to such participating members’ interests in HFF Holdings for shares of Class A common stock. The participating members of HFF Holdings were then entitled to redeem all of their respective membership units in HFF Holdings for such shares of Class A common stock. This modification was conditioned upon each participating member’s agreement to extend the term of his or her existing non-competition and non-solicitation agreement to March 2015 and the imposition of resale restrictions on a portion of his or her shares of Class A common stock received pursuant to the Exchange Right exercise. The shares of Class A common stock subject to the resale restrictions equal 4,020,640 shares in the aggregate, which is equal to 25% of the original number of shares of Class A common stock that such participating members would have received following an exchange of 100% of the membership units in HFF Holdings that they each held at the time of the initial public offering. The voluntarily-imposed restrictions will begin to be released in March 2013. In March 2013, 33%, or approximately 1.34 million, of the newly restricted shares of Class A common stock will be eligible to be freely sold, with a like amount of the newly-restricted shares of Class A common stock becoming eligible to be freely sold in each of March 2014 and March 2015. The contractual provisions setting forth these new resale restrictions can be waived, amended or terminated by the members of HFF Holdings following consultation with the Company’s board of directors. Members choosing not to participate in the modification of the Exchange Right continued to be subject to their existing non-competition and non-solicitation agreements and the Exchange Right restrictions, which were the same agreements and restrictions put in place at the time of the initial public offering.

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

	Original Exchange Rights Following the Reorganization Transactions		Reflects the June 2010 Modification of the Exchange Rights
Exchangeability Date:	Number of HFF Holdings’ Partnership Units in the Operating Partnerships Available for Exchange as a result of the Reorganization Transactions	Percentage of HFF Holdings’ Partnership Units in the Operating Partnerships Becoming Eligible for Exchange	Number of HFF Holdings’ Partnership Units exchanged for shares of Class A Common Stock Exchanged Through September 30, 2011	Number of Additional HFF Holdings’ Partnership Units Expected to Become Available for Exchange	Percentage of HFF Holdings’ Remaining Partnership Units in the Operating Partnerships Becoming Eligible for Exchange
January 31, 2009	5,088,750	25%	5,088,750	—	0%
January 31, 2010	5,088,750	25%	5,088,750	—	0%
January 31, 2011	5,088,750	25%	5,037,863	50,887	5%
January 31, 2012	5,088,750	25%	4,117,104	971,646	95%

Total	20,355,000	100%	19,332,467	1,022,533	100%

On September 30, 2009, a Registration Statement on Form S-3 relating to the offering and sale from time to time by the members of HFF Holdings of such 20,355,000 shares of Class A common stock became effective. At September 30, 2011, 19,332,467 partnership units in each of the Operating Partnerships beneficially owned by members of HFF Holdings immediately following the Reorganization Transactions had been exchanged for an equal amount of shares of HFF, Inc.’s Class A common stock pursuant to the Exchange Right. After giving effect to these changes, HFF Holdings owned 2.8% of the Operating Partnerships at September 30, 2011.

If all of the remaining partnership units held by HFF Holdings were exchanged for shares of Class A common stock of HFF, Inc. on September 30, 2011, 1,022,533 shares of Class A common stock with a fair value of $8.9 million would be issued and 36,981,054 shares of Class A common stock would be outstanding.

On October 31, 2011, HFF Holdings exchanged 25,444 partnership units for 25,444 shares of the Company’s Class A common stock. After giving effect to such exchange, HFF Holdings’ ownership percentage in the Operating Partnerships was approximately 2.7%.

As a result of the Reorganization Transactions, HFF Holdings was issued one share of the Company’s Class B common stock. Class B common stock has no economic rights but entitles the holder to a number of votes that is equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships are exchangeable.

14. Stockholders Equity

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share, and one share of Class B common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. HFF Holdings has been issued one share of Class B common stock. Class B common stock has no economic rights but entitles the holder to a number of votes equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships, as of the relevant record date for the HFF, Inc. stockholder action, are exchangeable. Holders of Class A and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval. The Company had issued 36,076,878 and 34,939,922 shares of Class A common stock and 1 share of Class B common stock as of September 30, 2011 and December 31, 2010, respectively.

15. Earnings Per Share

The Company’s net income and weighted average shares outstanding for the three and nine month periods ended September 30, 2011 and 2010 consist of the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income	$10,939	$4,456	$28,774	$12,231
Net income attributable to controlling interest	$10,451	$3,989	$27,357	$6,611
Weighted Average Shares Outstanding:
Basic	36,049,354	34,887,377	35,800,678	24,206,700
Diluted	36,336,884	34,894,309	36,081,864	24,212,421

The calculations of basic and diluted net income per share amounts for the three and nine month periods ended September 30, 2011 and 2010 are described and presented below.

Basic Net Income per Share

Numerator — net income attributable to controlling interest for the three and nine month periods ended September 30, 2011 and 2010, respectively.

Denominator — the weighted average shares of Class A common stock for the three and nine month periods ended September 30, 2011 and 2010, including 90,833 and 78,803 restricted stock units that have vested and whose issuance is no longer contingent as of September 30, 2011 and September 30, 2010, respectively.

Diluted Net Income per Share

Numerator — net income attributable to controlling interest for the three and nine month periods ended September 30, 2011 and 2010 as in the basic net income per share calculation described above plus income allocated to noncontrolling interest holder upon assumed exercise of the Exchange Right.

Denominator — the weighted average shares of Class A common stock for the three and nine month periods ended September 30, 2011 and 2010, including 90,833 and 78,803 restricted stock units that have vested and whose issuance is no longer contingent as of September 30, 2011 and September 30, 2010, respectively, plus the dilutive effect of the unvested restricted stock units, stock options, and the issuance of Class A common stock upon exercise of the Exchange Right by HFF Holdings.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to controlling interest	$10,451	$3,989	$27,357	$6,611
Denominator:
Weighted average number of shares of Class A common stock outstanding	36,049,354	34,887,377	35,800,678	24,206,700
Basic net income per share of Class A common stock	$0.29	$0.11	$0.76	$0.27
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to controlling interest	$10,451	$3,989	$27,357	$6,611
Add—dilutive effect of:
Income allocated to noncontrolling interest holder upon assumed exercise of exchange right	—	—	—	—
Denominator:
Basic weighted average number of shares of Class A common stock	36,049,354	34,887,377	35,800,678	24,206,700
Add—dilutive effect of:
Unvested restricted stock units	269,623	—	262,517	—
Stock options	17,907	6,932	18,669	5,721
Noncontrolling interest holder Exchange Right	—	—	—	—
Weighted average common shares outstanding—diluted	36,336,884	34,894,309	36,081,864	24,212,421
Diluted earnings per share of Class A common stock	$0.29	$0.11	$0.76	$0.27

16. Related Party Transactions

The Company made payments on behalf of two affiliates of $2,637 and $184,723, respectively, during the nine month period ended September 30, 2011. The Company made payments on behalf of two affiliates of $454 and $67,218, respectively, during the nine month period ended September 30, 2010. The Company had a net receivable from affiliates of approximately $206,000 and $19,000 at September 30, 2011 and December 31, 2010, respectively.

As a result of the Company’s initial public offering, the Company entered into a tax receivable agreement with HFF Holdings that provides for the payment by the Company to HFF Holdings of 85% of the amount of the cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increase in tax basis of the assets owned by HFF LP and HFF Securities and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. As members of HFF Holdings, each of John Pelusi, the Company’s chief executive officer, John Fowler, Mark Gibson and Jody Thornton, each a member of the Company’s board of directors and a transaction professional of the Operating Partnerships, is entitled to participate in such payments, in each case on a pro rata basis based upon such person’s ownership of interests in each series of tax receivable payments created by the initial public offering or subsequent exchange of Operating Partnership units. During the third quarter of 2011, Messrs. Pelusi, Fowler, Gibson and Thornton received payments of $0.5 million, $0.4 million, $0.5 million and $0.5 million in connection with the Company’s payment of $6.3 million to HFF Holdings under the tax receivable agreement. The Company retains the remaining 15% of cash savings in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax is computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities allocable to the Company as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the offering and will continue until all such tax benefits have been utilized or have expired. See Note 12 for further information regarding the tax receivable agreement and Note 17 for the amount recorded in relation to this agreement.

In August 2011, certain members of HFF Holdings, including Messrs. Pelusi, Fowler, Gibson and Thornton, completed a secondary public offering of 4,047,472 shares of the Company’s Class A common stock at a public offering price of $13.50 per share. The Company did not receive any proceeds from the sale of shares in the offering but did pay expenses of approximately $0.3 million in connection with the offering.

17. Commitments and Contingencies

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. The Company has recorded $149.7 million for this obligation to HFF Holdings as a liability on the consolidated balance sheet as of September 30, 2011.

In recent years, the Company has entered into arrangements with newly-hired producers whereby these producers would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the producers only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2012 through 2014. Currently, the Company cannot reasonably estimate the amounts that would be payable under these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the producers achieving the performance targets and the probability of each of the producers signing an employment agreement. As of September 30, 2011, no accrual has been made for these arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of HFF, Inc. and its subsidiaries as of September 30, 2011, and the results of our operations for the three and nine month periods ended September 30, 2011, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

Our Business

We are one of the leading providers of commercial real estate and capital markets services to the U.S. commercial real estate industry based on transaction volume and are one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 19 offices nationwide with approximately 187 transaction professionals and 301 support associates as of September 30, 2011.

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

Our business may be significantly affected by factors outside of our control, particularly including:

•

Economic and commercial real estate market downturns. Our business is dependent on international and domestic economic conditions and the demand for commercial real estate and related services in the markets in which we operate. A slow-down, a significant downturn and/or recession in either the global economy and/or the domestic economy, including even a regional economic downturn, could adversely affect our business. A general decline in acquisition and disposition activity can lead to a reduction in fees and commissions for arranging such transactions, as well as in fees and commissions for arranging financing for acquirers and property owners that are seeking to recapitalize their existing properties. Likewise, a general decline in commercial real estate investment activity can lead to a reduction in fees and commissions for arranging acquisitions, dispositions and financings for acquisitions as well as for recapitalizations for existing property owners. Such a general decline can also lead to a significant reduction in our loan servicing activities, due to increased delinquencies and defaults and lack of additional loans that we would have otherwise added to our loan servicing portfolio.

•

Global and domestic credit, liquidity and sovereign debt issues. Global and domestic credit, liquidity and sovereign debt issues have, in the past and in recent times, led to credit and liquidity issues as well as economic slow-downs or outright downturns, including commercial real estate market downturns. These downturns have in turn led to decreases in transaction activity and lower values. The recent situations in the global credit markets, whereby many world governments (including the U.S., where the Company transacts virtually all of its business) have had to take unprecedented and uncharted steps to either support the financial institutions in their respective countries from collapse or have taken direct ownership of the same, is unprecedented in the Company’s history. In addition, recent and current global and domestic sovereign debt concerns on the ability of sovereign governments, including the U.S. to meet their respective debt obligations now and in the future may likewise have a significant impact on not only the global and domestic economies, including the U.S., but also on the availability of credit to businesses and consumers alike, which likewise may result in a significant downturn in the respective economies. Restrictions on the availability of capital, both debt and/or equity, have created and can in the future create significant reductions in both debt and/or equity capital and could further reduce the liquidity in the flow of capital to the commercial real estate markets. These restrictions could also cause commercial real estate prices to decrease due to the reduced amount of equity capital and debt financing available. In particular, the above issues may reduce the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes, which could in turn adversely affect our capital markets services revenues, including our servicing revenue.

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

The factors discussed above have adversely affected and continue affect and are a risk to our business as evidenced by the effects of the significant recent disruptions in the global capital and credit markets, and in particular the domestic capital markets. In particular, the global and domestic credit and liquidity issues, coupled with the global and domestic economic recession/slow down, reduced in 2008, 2009 and 2010 (when compared to prior periods in 2002 through 2007), and may reduce in the future the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes. This has had, and may have in the future, a significant adverse effect on our capital markets services revenues. The significant balance sheet issues of many of the CMBS lenders, banks, life insurance companies, mortgage REITS and debt funds, captive finance companies and other financial institutions as well as the sovereign global governments (including the U.S. where the Company transacts virtually all of its business), have adversely affected, and will likely continue to adversely affect the global and domestic economies and the flow of commercial mortgage debt to the U.S. capital markets, and, in turn, can potentially adversely affect all of our capital markets services platforms and resulting revenues.

The recent economic slowdown and domestic and global recession and now the current global sovereign debt issues (including the U.S.) as well as the Eurozone banks and the potential impact on other banks including banks in the U.S., also continue to be a risk, not only due to the potential negative adverse impacts on the performance of global economies including the U.S. and its commercial real estate markets, but also due to the ability of lenders and equity investors to generate significant funds to continue to make loans and equity available to the commercial real estate market and, in particular, in the U.S., where we operate.

Other factors that may adversely affect our business are discussed under the heading “Forward-Looking Statements” and under the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

Results of Operations

Following is a discussion of our results of operations for the three months ended September 30, 2011 and September 30, 2010. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2010.

	For the Three Months Ended September 30,
	2011		2010
	Dollars	% of Revenue	Dollars	% of Revenue	Total Dollar Change	Total Percentage Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$62,841	98.3%	$36,758	98.0%	$26,083	71.0%
Interest on mortgage notes receivable	578	0.9%	514	1.4%	64	12.5%
Other	488	0.8%	218	0.6%	270	123.9%

Total revenues	63,907	100.0%	37,490	100.0%	26,417	70.5%
Operating expenses
Cost of services	36,259	56.7%	21,100	56.3%	15,159	71.8%
Personnel	5,216	8.2%	3,184	8.5%	2,032	63.8%
Occupancy	1,815	2.8%	1,807	4.8%	8	0.4%
Travel and entertainment	1,355	2.1%	843	2.2%	512	60.7%
Supplies, research and printing	1,288	2.0%	962	2.6%	326	33.9%
Other	4,033	6.3%	3,678	9.8%	355	9.7%

Total operating expenses	49,966	78.2%	31,574	84.2%	18,392	58.3%

Operating income	13,941	21.8%	5,916	15.8%	8,025	135.6%
Interest and other income, net	3,036	4.8%	1,636	4.4%	1,400	85.6%
Interest expense	(5)	(0.0)%	(12)	(0.0)%	7	(58.3)%
(Increase) decrease in payable under tax receivable agreement	(3,680)	(5.8)%	806	2.1%	(4,486)	(556.6)%

Income before income taxes	13,292	20.8%	8,346	22.3%	4,946	59.3%
Income tax expense	2,353	3.7%	3,890	10.4%	(1,537)	(39.5)%

Net income	10,939	17.1%	4,456	11.9%	6,483	145.5%
Net income attributable to noncontrolling interest	488	0.8%	467	1.2%	21	4.5%

Net income attributable to controlling interest	$10,451	16.4%	$3,989	10.6%	$6,462	162.0%

Revenues. Our total revenues were $63.9 million for the three months ended September 30, 2011 compared to $37.5 million for the same period in 2010, an increase of $26.4 million, or 70.5%. Revenues increased primarily as a result of a 95.9% increase in production volumes in all of our capital markets services platforms.

•

The revenues we generated from capital markets services for the three months ended September 30, 2011 increased $26.1 million, or 71.0%, to $62.8 million from $36.8 million for the same period in 2010. The increase is primarily attributable to an increase in production volume closed during the third quarter of 2011 compared to the third quarter of 2010.

•

The revenues derived from interest on mortgage notes receivable were $0.6 million for the three months ended September 30, 2011 compared to $0.5 million for the same period in 2010, an increase of $0.1 million. Revenues increased primarily as a result of an increase in loan originations made in connection with our services as a Freddie Mac Multifamily Program Plus® Seller/Servicer during the third quarter of 2011 compared to the third quarter of 2010.

•

The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $0.5 million for the three month period ended September 30, 2011 and $0.2 million for the three month period ended September 30, 2010, an increase of approximately $0.3 million, or 123.9%.

Total Operating Expenses. Our total operating expenses were $50.0 million for the three months ended September 30, 2011 compared to $31.6 million for the same period in 2010, an increase of $18.4 million, or 58.3%. Expenses increased primarily due to increased cost of services and increased personnel costs resulting primarily from an increase in capital markets services revenue.

•

The cost of services for the three months ended September 30, 2011 increased $15.2 million, or 71.8%, to $36.3 million from $21.1 million for the same period in 2010. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues. Also contributing to the increase in cost of services are higher salary costs from increased headcount to support the increase in production volume, reinstatement of the Company 401k match in September 2010 and the reinstatement of the office head salaries in October 2010. Cost of services as a percentage of capital markets services revenues was approximately 57.7% and 57.4% for the three month periods ended September 30, 2011 and September 30, 2010, respectively.

•

Personnel expenses that are not directly attributable to providing services to our clients increased $2.0 million, or 63.8%, to $5.2 million for the three months ended September 30, 2011 from $3.2 million for the same period in 2010. The increase is primarily related to an increase in the performance based office profit participation plan expense resulting from the higher operating income during the three months ended September 30, 2011, new expenses related to the performance based firm profit participation plan expense (as 2011 is the first year of existence for the firm profit participation plan) and increased salary expense. Personnel expenses are impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share based awards based on the decision of the Company’s board of directors.

The stock compensation cost included in personnel expenses was $9,000 and $0.1 million for the three months ended September 30, 2011 and 2010, respectively. This decrease is primarily due to the mark to market adjustment on the liability awards that are revalued each quarter which resulted in $146,000 of income being recorded as a result of the decrease in the fair value of the Company’s stock. At September 30, 2011, there was approximately $3.0 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the unvested restricted stock units is 2.2 years as of September 30, 2011. The weighted average remaining contractual term of the unvested options is 11.1 years as of September 30, 2011.

•

Occupancy, travel and entertainment, and supplies, research and printing expenses for the three months ended September 30, 2011 increased $0.8 million, or 23.4%, to $4.5 million compared to the same period in 2010. These increases are primarily due to increased supplies, research and printing and travel and entertainment costs stemming from the increase in capital markets services revenues.

•

Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $4.0 million in the three months ended September 30, 2011, an increase of $0.4 million, or 9.7%, versus $3.7 million in the three months ended September 30, 2010. This increase is primarily related to increased depreciation and amortization of $0.3 million.

Net Income. Our net income for the three months ended September 30, 2011 was $10.9 million, an increase of $6.5 million versus $4.5 million for the same fiscal period in 2010. We attribute this increase to several factors, with the most significant cause being the increase of revenues of $26.4 million. Contributing to our higher net income was increased interest and other income, net, which was offset by increased income tax expense.

•

Interest and other income, net for the three months ended September 30, 2011 was $3.0 million, an increase of $1.4 million as compared to $1.6 million for the same fiscal period in 2010. This increase is primarily due to recognizing a $0.9 million gain on the sale of servicing rights on certain Freddie Mac loans that we service, $0.5 million of securitization compensation related to the sale of servicing rights and increased income recognized on the Company’s initial recording of mortgage servicing rights.

•	The interest expense we incurred in the three months ended September 30, 2011 totaled $5,000, a decrease of $7,000 from $12,000 of expenses incurred in the three months ended September 30, 2010.

•

(Increase) decrease in payable under the tax receivable agreement reflects the change in the estimated tax benefits owned to HFF Holdings under the tax receivable agreement. The $3.7 million increase in payable under the tax receivable agreement for the nine month period ended September 30, 2011 represents 85% of the increase in the related deferred tax asset of $4.3 million.

•

Income tax expense was approximately $2.4 million for the three months ended September 30, 2011, as compared to $4.0 million in the three months ended September 30, 2010. This decrease is primarily due to the impact of the change in the rates used to value our deferred tax asset offset by the increase in net operating income experienced during the three months ended September 30, 2011 compared to the same period of the prior year. During the three months ended September 30, 2011, the Company recorded a current income tax expense of $0.7 million and deferred income tax expense of $1.7 million.

•

Net income attributable to noncontrolling interest, representing the ownership interest of HFF Holdings in the Operating Partnerships, equaled $0.5 million for the three months ended September 30, 2011, an increase of $21,000 from the same period of the prior year. This increase is due to the lower average ownership interest during the respective periods of HFF Holdings in the Operating Partnerships as a result of the exercises of the Exchange Right that occurred in February 2011, offset in part by higher net income from the Operating Partnership in the third quarter of 2011 as compared to the third quarter of 2010.

Following is a discussion of our results of operations for the nine months ended September 30, 2011 and September 30, 2010. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2010.

	For the Nine Months Ended September 30,
	2011		2010
	Dollars	% of Revenue	Dollars	% of Revenue	Total Dollar Change	Total Percentage Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$175,366	98.1%	$89,196	98.0%	$86,170	96.6%
Interest on mortgage notes receivable	2,056	1.2%	1,215	1.3%	841	69.2%
Other	1,318	0.7%	625	0.7%	693	110.9%

Total revenues	178,740	100.0%	91,036	100.0%	87,704	96.3%
Operating expenses
Cost of services	101,780	56.9%	52,058	57.2%	49,722	95.5%
Personnel	17,039	9.5%	8,814	9.7%	8,225	93.3%
Occupancy	5,514	3.1%	5,236	5.8%	278	5.3%
Travel and entertainment	4,323	2.4%	2,668	2.9%	1,655	62.0%
Supplies, research and printing	3,403	1.9%	2,154	2.4%	1,249	58.0%
Other	11,679	6.5%	10,046	11.0%	1,633	16.3%

Total operating expenses	143,738	80.4%	80,976	88.9%	62,762	77.5%

Operating income	35,002	19.6%	10,060	11.1%	24,942	247.9%
Interest and other income, net	11,264	6.3%	7,332	8.1%	3,932	53.6%
Interest expense	(22)	(0.0)%	(51)	(0.1)%	29	(56.9)%
(Increase) decrease in payable under tax receivable agreement	(3,680)	(2.1)%	798	0.9%	(4,478)	(561.2)%

Income before income taxes	42,564	23.8%	18,139	19.9%	24,425	134.4%
Income tax expense	13,790	7.7%	5,908	6.5%	7,882	133.4%

Net income	28,774	16.1%	12,231	13.4%	16,543	135.3%
Net income attributable to noncontrolling interest	1,417	0.8%	5,620	6.2%	(4,203)	(74.8)%

Net income attributable to controlling interest	$27,357	15.3%	$6,611	7.3%	$20,746	313.8%

Revenues. Our total revenues were $178.7 million for the nine months ended September 30, 2011 compared to $91.0 million for the same period in 2010, an increase of $87.7 million, or 96.3%. Revenues increased primarily as a result of a 91.3% increase in production volumes in all of our capital markets services platforms.

•

The revenues we generated from capital markets services for the nine months ended September 30, 2011 increased $86.2 million, or 96.6%, to $175.4 million from $89.2 million for the same period in 2010. The increase is primarily attributable to an increase in both the number and the average dollar value of transactions closed during the first nine months of 2011 compared to the first nine months of 2010.

•

The revenues derived from interest on mortgage notes receivable were $2.1 million for the nine months ended September 30, 2011 compared to $1.2 million for the same period in 2010, an increase of $0.8 million. Revenues increased primarily as a result of an increase in loan originations made in connection with our services as a Freddie Mac Multifamily Program Plus® Seller/Servicer during the first nine months of 2011 compared to the first nine months of 2010.

•

The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $1.3 million for the nine month period ended September 30, 2011 and $0.6 million for the nine month period ended September 30, 2010, an increase of $0.7 million, or 110.9%.

Total Operating Expenses. Our total operating expenses were $143.7 million for the nine months ended September 30, 2011 compared to $81.0 million for the same period in 2010, an increase of $62.8 million, or 77.5%. Expenses increased primarily due to increased cost of services and increased personnel costs resulting primarily from an increase in capital markets services revenue.

•

The cost of services for the nine months ended September 30, 2011 increased $49.7 million, or 95.5%, to $101.8 million from $52.1 million for the same period in 2010. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues. Also contributing to the increase in cost of services are higher salary, payroll taxes and medical costs from increased headcount to support the increase in production volume, reinstatement of the Company 401k match in September 2010 and the reinstatement of the office head salaries in October 2010. Cost of services as a percentage of capital markets services revenues was approximately 58.0% and 58.4% for the nine month periods ended September 30, 2011 and September 30, 2010, respectively.

•

Personnel expenses that are not directly attributable to providing services to our clients for the nine months ended September 30, 2011 increased $8.2 million, or 93.3%, to $17.0 million from $8.8 million for the same period in 2010. The increase is primarily related to an increase in the performance based office profit participation plan expense resulting from the higher operating income during the nine months ended September 30, 2011, new expenses related to the performance based firm profit participation plan expense and increased stock compensation cost. Personnel expenses are impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share based awards based on the decision of the Company’s board of directors.

The stock compensation cost included in personnel expenses was $1.4 and $0.5 million for the nine months ended September 30, 2011 and 2010, respectively. This increase is primarily due to the expense recognized from the share-based awards granted in December 2010.

•

Occupancy, travel and entertainment, and supplies, research and printing expenses for the nine months ended September 30, 2011 increased $3.2 million, or 31.6%, to $13.2 million compared to the same period in 2010. These increases are primarily due to increased supplies, research and printing and travel and entertainment costs stemming from the increase in capital markets services revenues.

•

Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $11.7 million in the nine months ended September 30, 2011, an increase of $1.6 million, or 16.3%, versus $10.0 million in the nine months ended September 30, 2010. This increase is primarily related to increased professional fees of $0.2 million, an increase in interest on warehouse lines of credit of $0.5 million due to the increased originations of Freddie Mac loans, increased marketing/advertising of $0.2 million and increased outsourcing/licenses of $0.1 million.

Net Income. Our net income for the nine months ended September 30, 2011 was $28.8 million, an increase of $16.5 million versus $12.2 million for the same fiscal period in 2010. We attribute this increase to several factors, with the most significant cause being the increase of revenues of $87.7 million. Contributing to our higher net income was increased interest and other income, net, which was offset by increased income tax expense.

•

Interest and other income, net for the nine months ended September 30, 2011 was $11.3 million, an increase of $3.9 million as compared to $7.3 million for the same fiscal period in 2010. This increase is primarily due to recognizing a $4.4 million gain on the sale of servicing rights on certain Freddie Mac loans that we service during the nine months ended September 30, 2011, as compared to a $2.7 million gain on sale of servicing rights on certain Freddie Mac loans during the same fiscal period in 2010. Additionally, we recognized income from securitization compensation of $2.2 million during the nine months ended September 30, 2011 as compared to $1.2 million during the same fiscal period in 2010.

•	The interest expense we incurred in the nine months ended September 30, 2011 totaled $22,000, a decrease of $29,000 from $51,000 of expenses incurred in the nine months ended September 30, 2010.

•

Income tax expense was approximately $13.8 million for the nine months ended September 30, 2011, as compared to $5.9 million in the nine months ended September 30, 2010. This increase is primarily due to the increase in net operating income experienced during the nine months ended September 30, 2011 compared to the same period of the prior year. During the nine months ended September 30, 2011, the Company recorded a current income tax expense of $1.6 million and deferred income tax expense of $12.2 million. Our effective tax rate, after adjusting pre-tax income to remove the portion attributable to noncontrolling interest, was 33.5% for the nine months ended September 30, 2011 as compared to 47.3% for the nine months ended September 30, 2010. The changes in our provision for income taxes and our effective tax rate were primarily the result of the increase in taxable income during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 and the update of the tax rates used to value the deferred tax assets.

•

Net income attributable to noncontrolling interest, representing the ownership interest of HFF Holdings in the Operating Partnerships, equaled $1.4 million for the nine months ended September 30, 2011, a decrease of $4.2 million from the same period of the prior year. This decrease is due to the lower average ownership interest during the respective periods of HFF Holdings in the Operating Partnerships as a result of the exercises of the Exchange Right that occurred during 2010 and February 2011, offset in part by higher net income from the Operating Partnership in the first nine months of 2011 as compared to the first nine months of 2010.

Financial Condition

Total assets increased to $400.7 million at September 30, 2011, from $333.2 million at December 31, 2010, primarily due to:

•	An increase in cash and cash equivalents of $42.4 million primarily due to the increase in total revenues and increase in net income.

•	An increase in mortgage notes receivable of $24.0 million due to a higher balance of loans pending sale to Freddie Mac at September 30, 2011, compared to December 31, 2010.

•	An increase in accounts receivable, net of $2.6 million due to the timing of collections and an increase in total revenues.

•	An increase in intangible assets, net of $1.5 million due to the recording of additional mortgage servicing rights.

These increases in assets were partially offset by a decrease in deferred tax assets of $6.1 million, primarily due to the recognition of deferred income tax expense of $12.2 million, which was partially offset by the step-up in basis from the exchanges by HFF Holdings of Operating Partnership units of the Operating Partnerships that occurred during the first nine months of 2011 of $6.1 million.

Total liabilities increased to $283.7 million at September 30, 2011, from $243.5 million at December 31, 2010, primarily due to:

•

An increase in amounts outstanding under the warehouse lines of credit of $24.0 million due to a higher balance of loans pending sale to Freddie Mac at September 30, 2011, compared to December 31, 2010.

•

An increase in accrued compensation and related taxes of $11.1 million due to the timing of commission payments and the accrual for certain incentive compensation plans particularly the performance based office and firm profit participation plans.

•

An increase in payable under the tax receivable agreement of $2.6 million primarily due to the step-up in basis from the Operating Partnership unit exchanges by HFF Holdings that occurred during the first nine months of 2011 and the impact of updating the tax rates used to measure our deferred tax assets. These increases were partially offset by the fiscal year 2010 payment of $6.3 million to HFF Holdings.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of distributions to members of HFF Holdings and payment of commissions and bonuses to employees.

First Nine Months of 2011

Cash and cash equivalents increased $42.4 million in the nine months ended September 30, 2011. Net cash of $47.4 million was generated in operating activities, primarily resulting from net income of $28.8 million, a $10.4 million increase in accrued compensation and related taxes, a $12.2 million decrease in deferred taxes and $4.9 million of proceeds from the sale of servicing rights. These increases in cash were partially offset by a $2.6 million increase in accounts receivable, a $1.3 million increase in prepaid taxes, prepaid expenses and other current assets and a $6.3 million payment under the tax receivable agreement. Cash of $1.9 million was used for investing in property and equipment. Financing activities used $0.2 million for the payments on certain capital leases, $0.1 million to purchase shares of Class A common stock in connection with employee tax withholdings and $2.9 million for a distribution to HFF Holdings in connection with the Operating Partnerships’ 2010 tax distributions.

First Nine Months of 2010

Cash and cash equivalents increased $20.3 million in the nine months ended September 30, 2010. Net cash of $21.8 million was provided by operating activities, primarily resulting from a $12.2 million net income, $3.0 million of proceeds from the sale of mortgage servicing rights and a $6.0 million increase in accrued compensation and related taxes. These increases of cash were partially offset by the increase in accounts receivable, net of $0.6 million and a decrease in other accrued liabilities of $0.9 million. Cash of $0.2 million was used for investing in property and equipment. Financing activities used $1.1 million of cash to make a tax distribution to the noncontrolling interest holder, $0.1 million for the payments on certain capital leases and $0.1 million of cash was used to a purchase shares of Class A common stock in connection with employee tax withholdings.

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At September 30, 2011, our cash and cash equivalents of approximately $115.7 million were invested or held in a mix of money market funds, bank demand deposit accounts and three-month United States Treasury Notes at two financial institutions. Our liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash level, credit lines, interest and payments on debt, capital expenditures and other matters relating to liquidity and to compliance with regulatory net capital requirements. We have historically maintained a line of credit under our revolving credit facility in excess of anticipated liquidity requirements, although our revolving credit facility matured in February 2010 and we chose not to extend it for an additional term. We did not borrow on this revolving credit facility since its inception in February 2007.

In accordance with the Operating Partnerships’ partnership agreements and approval from the board of directors of HFF, Inc. and from Holliday GP (as general partner of the Operating Partnerships), each of the Operating Partnerships makes quarterly distributions to its partners, including HFF, Inc., based on taxable income, if any, in an amount sufficient to cover all applicable taxes payable by the members of HFF Holdings and by us and to cover dividends, if any, declared by the board of directors. During the nine months ended September 30, 2011, the Operating Partnerships made a distribution to HFF Holdings of approximately $2.9 million for the 2010 tax year. These distributions decrease the noncontrolling interest balance on the consolidated balance sheet.

Over the nine month period ended September 30, 2011, we generated approximately $47.4 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the nine months ended September 30, 2011, we incurred approximately $143.7 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the nine months ended September 30, 2011, approximately 62.4% of our operating expenses were considered variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. However, if the economy deteriorates at the rate it did during 2008 and 2009, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings in U.S. federal, state and local income tax that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. During the third quarter of 2011, we paid $6.3 million to HFF Holdings under the tax receivable agreement. We have estimated that future payments that will be made to HFF Holdings will be $149.7 million. Our liquidity needs related to our long term obligations are primarily related to our facility leases. Additionally, for the nine months ended September 30, 2011, we incurred approximately $5.5 million in occupancy expenses and approximately $22,000 in interest expense.

HFF LP maintains one or more uncommitted warehouse revolving lines of credit for the purpose of funding the Freddie Mac mortgage loans that it originates in connection with its services as a Freddie Mac Multifamily Program Plus® Seller/Servicer. In December 2009, HFF LP entered into an amended and restated line of credit with The Huntington Bank (“Huntington”). Under the terms of the arrangement with Huntington, availability was increased from $50 million up to $100 million through March 1, 2010, at which time total availability decreased to $75 million. During December 2009, HFF LP also entered into an agreement with PNC Bank, N.A. (“PNC”) to replace a separate predecessor warehouse revolving line of credit. HFF LP’s line of credit with PNC provided $175 million of availability through May 2011, at which time the availability increased to $250 million. PNC and Huntington fund the multifamily Freddie Mac loan closings under the respective facilities on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting our participation in Freddie Mac’s Program Plus Seller Servicer program and cannot be used for any other purpose. As of September 30, 2011, we had outstanding borrowings of $98.6 million under the PNC/Huntington arrangements and a corresponding amount of mortgage notes receivable. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

Goodwill. We evaluate goodwill for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the fair value of the Company. In determining the fair value of the Company for purposes of evaluating goodwill for impairment, we utilize an enterprise market capitalization approach. In applying this approach, we use the stock price of our Class A common stock on the measurement date multiplied by the sum of current outstanding shares as of the measurement date and an estimated control premium. As of October 28, 2011, management’s analysis indicates that the estimated fair value of the Company would need to decline by more than 70.0% to result in the recorded goodwill being impaired and would require management to measure the amount of the impairment charge. Goodwill is considered impaired if the recorded book value of goodwill exceeds the implied fair value of goodwill as determined under this valuation technique. We use our best judgment and information available to us at the time to perform this review.

Intangible Assets. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing, prepayment rates and discount rates are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of September 30, 2011, the fair value and net book value of the servicing rights were $13.7 million and $11.9 million, respectively. A 10%, 20% and 30% increase in the level of assumed prepayments would decrease the estimated fair value of the servicing rights at the stratum level by up to 1.8%, 3.5% and 5.2%, respectively. A 10%, 20% and 30% increase in cost of servicing of the servicing business would decrease the estimated fair value of the servicing rights at the stratum level by up to 10.5%, 21.0% and 31.4%, respectively. A 10%, 20% and 30% increase in the discount rate would decrease the estimated fair value of the servicing rights at the stratum level by up to 2.9%, 5.6% and 8.2%, respectively. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.

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

The net deferred tax asset of $158.1 million at September 30, 2011 is comprised mainly of a $179.0 million deferred tax asset related to the Section 754 of the Internal Revenue Code (“Section 754”) election tax basis step up, net of a $21.9 million valuation allowance. The net deferred tax asset related to the Section 754 election tax basis step up of $157.1 million represents annual pre-tax deductions of approximately $25.6 million through 2021, then decreasing over the next five years to approximately $0.1 million in 2026. In order to realize the annual pre-tax benefit of approximately $25.6 million, the Company needs to generate approximately $160.0 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit of $25.6 million each year, the shortfall becomes a net operating loss that can be carried back three years to offset prior years’ taxable income, if any, or carried forward twenty years to offset future taxable income. During 2008 and 2009, based on the decline in production volume and corresponding impact on operating results, we have not realized the entire benefit of the annual deduction. Currently, $2.6 million of this cumulative benefit is characterized as a net operating loss and can be carried forward for periods that begin to expire in 2028. The net operating loss of $2.6 million is subject to limitation under Section 382 of the Internal Revenue Code. The limitation on the use of the net operating loss in 2011 is $1.1 million, which can be used in future years. The net operating loss limitation does not impact the Company’s ability to fully utilize the net operating loss before its expiration. In evaluating the realizability of these deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets. Based on revenue and taxable income generated through September 30, 2011, management currently expects to realize the entire $25.6 million annual pre-tax benefit and be able to utilize a portion of the net operating loss carryforward. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction would be made in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets.

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

Share Based Compensation. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The weighted average assumptions used in the option pricing model as of September 30, 2011 are: i) zero dividend yield, ii) expected volatility of 63.9%, iii) risk free interest rate of 3.2% and iv) expected life of 10.0 years. For restricted stock awards, the fair value of the awards is calculated as the difference between the market value of the Company’s Class A common stock on the date of grant and the purchase price paid by the employee. The Company also has restricted stock awards that are accounted for as liability awards and require remeasurement to fair value at the end of each reporting period. The Company’s awards are generally subject to graded or cliff vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary.

Employment / Non-compete Agreements. In recent years, the Company has entered into arrangements with newly hired producers whereby these producers would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the producers only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2012 through 2014. Currently, the Company cannot reasonably estimate the amounts that would be payable under these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the producers achieving the performance targets and the probability of each of the producers signing an employment agreement. As of September 30, 2011, no accrual has been made for these arrangements. Additionally, during June 2010, in connection with the modification of the Exchange Right, twenty-nine members of HFF Holdings voluntarily agreed to extend the term of his or her existing non-competition and non-solicitation agreement from March 2011 to March 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Due to the nature of our business and the manner in which we conduct our operations, in particular that our financial instruments which are exposed to concentrations of credit risk consist primarily of short-term cash deposits and investments and in light of the recent support provided by the U.S. government related to the current credit and liquidity issues and now the global Sovereign debt concerns, including the U.S. (where we conduct virtually all of our business), we believe we do not face any material interest rate risk, foreign currency exchange rate risk, equity price risk or other market risk that can be otherwise mitigated at the present time. The recent disruptions in the credit markets, however, have, in some cases, resulted in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Although we believe that our cash and cash equivalents are deposited, invested or placed with secure financial institutions, there is no assurance that any of these financial institutions will not default on its obligations to us, especially given current credit market conditions, which would adversely impact our cash and cash equivalent positions and, in turn, our results of operations and financial condition.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

A. Exhibits

1.1	Underwriting Agreement, dated August 3, 2011, by and among HFF, Inc., the selling stockholders of HFF, Inc. listed on Schedule A thereto and JMP Securities LLC (incorporated by reference to Exhibit 1.01 to the Company Current Report on Form 8-K (File No. 001-33280), filed with the SEC on August 5, 2011.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	XBRL (Extensible Business Reporting Language) information is furnished not filed herewith, is not part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HFF, INC.

Dated: November 4, 2011	By:	/s/ John H. Pelusi, Jr.
John H. Pelusi, Jr.
Chief Executive Officer,
Director and Executive Managing Director
(Principal Executive Officer)

Dated: November 4, 2011	By:	/s/ Gregory R. Conley
Gregory R. Conley
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

1.1	Underwriting Agreement, dated August 3, 2011, by and among HFF, Inc., the selling stockholders of HFF, Inc. listed on Schedule A thereto and JMP Securities LLC (incorporated by reference to Exhibit 1.01 to the Company Current Report on Form 8-K (File No. 001-33280), filed with the SEC on August 5, 2011.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	XBRL (Extensible Business Reporting Language) information is furnished not filed herewith, is not part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Act of 1934, and otherwise is not subject to liability under these sections.