Form 10-K
period 2011-12-31
HFF, Inc.
filed 2012-03-09
CIK 1380509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes    ☐    No  ☑

As of February 29, 2012, there were 36,839,202 shares of Class A common stock, par value $0.01 per share, of the registrant outstanding.

The aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2011 was approximately $440.0 million, based on the closing price per share of Class A common stock on that date of $15.09 as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and officers of the registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

SPECIAL NOTE REGARDING THE REGISTRANT

In connection with our initial public offering of our Class A common stock in February 2007, we effected a reorganization of our business, which had previously been conducted through HFF Holdings LLC (“HFF Holdings”) and certain of its wholly owned subsidiaries, including Holliday Fenoglio Fowler, L.P. and HFF Securities L.P. (together, the “Operating Partnerships”) and Holliday GP Corp. (“Holliday GP”). In the reorganization, HFF, Inc., a newly-formed Delaware corporation, purchased from HFF Holdings all of the shares of Holliday GP, which is the sole general partner of each of the Operating Partnerships, and approximately 44.7% of the partnership units in each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP) in exchange for the net proceeds from the initial public offering and one share of Class B common stock of HFF, Inc. As of the filing date of the Annual Report on Form 10-K, HFF Holdings had exchanged an additional approximately 54.9% of the partnership units in each of the Operating Partnerships for shares of Class A common stock of the Company pursuant to the Exchange Right (as defined in this Annual Report on Form 10-K). Following this reorganization, HFF, Inc. became and continues to be a holding company holding partnership units in the Operating Partnerships and all of the outstanding shares of Holliday GP. As of the filing date of this Annual Report on Form 10-K, HFF, Inc. held approximately 99.6% of the partnership units in the Operating Partnerships. HFF Holdings and HFF, Inc., through their wholly-owned subsidiaries, are the only limited partners of the Operating Partnerships. We refer to these transactions collectively in this Annual Report on Form 10-K as the “Reorganization Transactions.” Unless we state otherwise, the information in this Annual Report on Form 10-K gives effect to these Reorganization Transactions.

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

ii

PART I

Item 1.    Business

Overview

We are, based on transaction volume, one of the leading providers of commercial real estate and capital markets services to both the users and providers of capital in the U.S. commercial real estate industry and one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 20 offices nationwide with approximately 191 transaction professionals and 307 support associates. During 2011, we advised on approximately $35.6 billion of completed commercial real estate transactions, an 82.8% increase compared to the approximately $19.5 billion of completed transactions we advised on during 2010.

Our fully-integrated national capital markets platform, coupled with our knowledge of the commercial real estate markets, allows us to effectively act as a “one-stop shop” for our clients, providing a broad array of capital markets services including:

•	Debt placement;

•	Investment sales;

•	Distressed debt and real estate owned advisory services;

•	Structured finance;

•	Private equity placement, investment banking and advisory services;

•	Loan sales; and

•	Commercial loan servicing.

Substantially all of our revenues are in the form of capital markets services fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We also earn fees from commercial loan servicing activities. We believe that our multiple product offerings and platform services, diverse client mix, expertise in a wide range of property types and national platform have the potential to create a diversified revenue stream within the U.S. commercial real estate sector. Our revenues and net income available to controlling interest were $254.7 million and $40.0 million, respectively, for the year ended December 31, 2011, compared to revenues and net income available to controlling interest of $140.0 million and $10.9 million, respectively, for the year ended December 31, 2010.

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

The recent situation in the global credit markets whereby many world governments (including the U.S., where the Company transacts virtually all of its business) had to take unprecedented and uncharted steps to support the financial institutions in their respective countries from collapse was unprecedented in the Company’s history. Restrictions on the availability of capital, both debt and/or equity, created significant reductions of liquidity in, and flow of capital to, the commercial real estate markets. In addition, such restrictions caused commercial real estate prices to decrease. While conditions in 2011 were generally improved, global and domestic credit and liquidity issues, as well as the downturn in the global and domestic economies, reduced in

2010, 2009 and 2008, when compared to 2002 through 2007, and could reduce in the future the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes. Further detail regarding the effect of the recent situation in the credit markets and the commercial real estate markets can be found under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Annual Report on Form 10-K.

HFF, Inc. is a Delaware corporation with its principal executive offices located at 301 Grant Street, One Oxford Centre, Suite 600, Pittsburgh, Pennsylvania, 15219, telephone number (412) 281-8714.

Reportable Segments

We operate in one reportable segment, the commercial real estate financial intermediary segment, and offer debt placement, investment sales, distressed debt and real estate owned advisory services, structured finance, private equity placement, investment banking services, loan sales and commercial loan servicing.

Our Competitive Strengths

We attribute our success and distinctiveness to our ability to leverage a number of key competitive strengths, including:

People, Expertise and Culture

We and our predecessor companies have been in the commercial real estate business for over 30 years, and our transaction professionals have significant experience and long-standing relationships with our clients. We employ approximately 191 transaction professionals with an average of 17 years of commercial real estate transaction experience. The transaction history accumulated among our transaction professionals ensures a high degree of market knowledge on a macro level, intimate knowledge of local commercial real estate markets, long term relationships with the most active investors and a comprehensive understanding of commercial real estate capital markets products. Our employees come from a wide range of real estate related backgrounds, including investment advisors and managers, investment bankers, attorneys, brokers and mortgage bankers.

Our culture is governed by our commitment to high ethical standards, putting the clients’ interests first and treating clients and our own associates fairly and with respect. These distinctive characteristics of our culture are highly evident in our ability to retain and attract employees. The average tenure for our senior transaction professionals is 13 years, and the average production tenure for the top 25 senior transaction professionals compiled by initial leads during the last five years was 17 years (including tenure with predecessor companies). Furthermore, several of our senior transaction professionals have a meaningful personal economic interest in our firm, which aligns their individual interests with those of the company and its stockholders, as a whole, and our clients.

Integrated Capital Markets Services Platform

In the competitive commercial real estate and capital markets industry, we believe one of our key differentiators is our ability to analyze all commercial real estate product types and markets as well as our ability to provide clients with comprehensive analysis, advice and execution expertise on all types of debt and equity capital markets solutions. We believe that due to our broad range of execution capabilities, our clients rely on us not only to provide capital markets alternatives but, more importantly, to advise them on how to optimize value by uncovering inefficiencies in the non-public capital markets to maximize their commercial real estate investments. We believe our capabilities provide our clients with the flexibility to pursue multiple capital markets options simultaneously so that, upon conclusion of our efforts, they can choose the best risk-adjusted based solution.

Independent Objective Advice

Unlike many of our competitors, we do not currently offer services that compete with services provided by our clients such as leasing or property management, nor do we currently engage in principal capital investing activities which would compete with a number of our clients. We believe this allows us to offer independent objective advice to our clients. We believe our independence distinguishes us from our competitors, enhances our reputation in the market and allows us to retain and expand our client base.

Extensive Cross-Selling Opportunities

As some participants in the commercial real estate market are frequently buyers, sellers, lenders and borrowers at various times, we believe our relationships with these participants across all aspects of their businesses provide us with multiple revenue opportunities throughout the life cycle of their commercial real estate investments. In addition, we often provide more than one service in a particular transaction, such as in an investment sale where we not only represent the seller of a commercial real estate investment but also represent the buyer in arranging acquisition financing. In 2011, 2010 and 2009, we executed multiple transactions across multiple platform services with 13, 17 and 13, respectively, of our top 25 clients.

Broad and Deep Network of Relationships

We have developed broad and deep-standing relationships with the users and providers of capital in the industry and have completed multiple transactions for many of the top institutional commercial real estate investors in the U.S. as well as several global investors who invest in the U.S. Importantly, our transaction professionals, analysts and closing specialists foster relationships with their respective counterparts within each client’s organization. This provides, in our opinion, a deeper relationship with our firm relative to our competitors. In 2011 and 2010, no one borrower or no one seller client, represented more than 4% of our total capital markets services revenues. The combined fees from our top 25 seller clients for the years 2011 and 2010, were less than 19% of our capital markets services revenues for each year, and the combined fees from our top 25 borrower clients were less than 16% of our capital markets services revenues for each year.

Proprietary Transaction Database

We believe that the extensive volume of commercial real estate transactions that we advise on throughout the U.S. and across multiple property types and capital markets service lines provides our transaction professionals with valuable, real-time market information. We maintain a proprietary database on numerous clients and potential clients as well as databases that track key terms and provisions of the majority of all closed and pending transactions for which we are involved as well as historical and current flows and the pricing of debt, structured finance, investment sales, loan sales and equity transactions. Included in the databases are real-time quotes and bids on pipeline transactions, status reports on all current transactions as well as historical information on clients, lenders and buyers. Furthermore, our internal databases maintain current and historical information on our loan servicing portfolio, which we believe enables us to track real-time property level performance and market trends. These internal databases are updated regularly and are available to our transaction professionals, analysts and other internal support groups to share client contact information and real-time market information. We believe this information strengthens our competitive position by enhancing the advice we provide to clients and improving the probability of successfully closing a transaction. We believe our associates also understand the confidential nature of this information, and if it is misused, depending on the circumstances, it can be cause for immediate dismissal from the Company.

Our Strategic Growth Plan

We seek to improve our market position by focusing on the following strategic growth initiatives:

Increase Market Share Across Each of our Capital Markets Services

We believe that we have the opportunity to increase our market share in each of the various capital markets services we provide to our clients by penetrating deeper into our national, regional and local client relationships. We also intend to increase our market share by selectively hiring transaction professionals in our existing offices and in new locations, predicated on finding the most experienced professionals in the market who have the highest integrity, work ethic and reputation, while fitting into our culture and sharing our philosophy and business practices. Since 2005, in addition to opening offices in San Francisco, CA, Tampa, FL, Austin, TX and most recently, Denver, CO (January 2012), we have significantly added to the platform services in our Atlanta, Dallas, Houston, New Jersey, Orange County, San Francisco, Portland and Austin offices.

•

Debt Placement.    In 2011, our transaction volume in debt placements was approximately $18.7 billion, an increase of 73.9% from approximately $10.7 billion in 2010. According to surveys conducted by the Mortgage Bankers Association, debt issuances in 2011 and 2010 were approximately $195 billion and $119 billion, respectively.

•

Investment Sales.    In 2011, we completed investment sales of approximately $12.6 billion, an increase of approximately 67.4% from the approximately $7.6 billion completed in 2010. According to Real Capital Analytics, commercial real estate sales volume for office, industrial, multifamily, retail and hotel properties in the U.S. in 2011 and 2010 were $220 billion and $140 billion, respectively.

•

Structured Finance and Advisory Services.    In 2011, we completed approximately $2.0 billion of structured finance and advisory services transactions (which include amounts that we internally allocate to the structured finance reporting category, even though the transaction may have been funded through a single mortgage note) for our clients, representing an increase of 532.9% over the $309 million completed in 2010.

•

Private Equity and Investment Banking Services.    Our broker-dealer subsidiary, HFF Securities, undertakes both discretionary and non-discretionary private equity raises, select property specific joint ventures and select investment banking activities for our clients. At December 31, 2011 and 2010, we had $1.9 billion and $1.8 billion of active private equity discretionary fund transactions on which HFF Securities was engaged and may recognize additional future revenue.

•

Loan Sales.    We have consummated $2.3 billion and $0.9 billion in loan sales transactions in 2011 and 2010, respectively, an increase of 164.3%. We see growth in this market due to the desire of lenders seeking to diversify concentration risk (geographic, borrower or product type), manage potential problems in their loan portfolios or sell loans rejected from Commercial Mortgage Backed Securities (CMBS) securitization pools.

•

Loan servicing.    The principal balance of HFF’s loan servicing portfolio increased 8.3% to approximately $27.2 billion at December 31, 2011 from approximately $25.1 billion at December 31, 2010. We have approximately 35 correspondent lender relationships with life insurers.

While the volume increases referenced above were principally the effect of improved market conditions and increased activity in the commercial real estate market, we believe that our efforts to open new offices and expand our platform services have also aided us in our achievements.

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

Our debt transaction professionals originated approximately $1.7 billion and $2.2 billion of debt for clients that purchased properties sold by our investment sales professionals for their clients in 2011 and 2010, respectively. Our investment sales professionals also referred clients to our debt transaction professionals who arranged debt financings totaling approximately $1.8 billion and $0.5 billion in 2011 and 2010, respectively. Our debt transaction professionals also referred clients to our investment sales transaction professionals who sold approximately $1.7 billion and $1.1 billion of properties in 2011 and 2010, respectively. Also, in 2011 and 2010, our subsidiary HFF Securities originated debt volumes of approximately $41.1 million and $803.8 million, respectively, in addition to its other equity placement activities.

Expand Our Geographic Footprint

We believe that opportunities exist to strategically establish and increase our presence in several key domestic, and potentially international, markets. When strategic opportunities present themselves with high quality transaction professionals, it is our intention to capitalize on such opportunities as we recently did in Austin, Texas in January 2011, in Tampa, Florida in 2011 and in Denver, Colorado in January 2012. While our transactional professionals, located in 20 offices throughout the U.S., advised clients on transactions in 39 states (and the District of Columbia) and in more than 450 cities in 2011, there are a number of major metropolitan areas where we do not maintain an office. We have no overseas offices, but do, on a periodic basis, send our transaction professionals overseas to meet with capital sources and global clients. By comparison, a number of our large public competitors have in excess of 100 offices worldwide. We constantly review key demand drivers of commercial real estate by market, including growth in population, households, employment, commercial real estate inventory by product type, and new construction. By doing so, we can determine not only where future strategic growth should occur, but more importantly, we can also ensure our transaction professionals are constantly calling on the most attractive markets where we do not have offices. Since 2005, we have opened offices in San Francisco, CA, Tampa, FL, Austin, TX and most recently, Denver, CO. In addition, during this same period, we have significantly added to the platform services and specialties in our Atlanta, Dallas, Houston, New Jersey, Orange County, San Francisco, Portland and Austin offices.

We expect to achieve future strategic geographic expansion through a combination of recruitment of key transaction professionals, organic growth and possible acquisitions of smaller local and regional firms across all services in both new and existing markets as well as the possible expansion into other platform lines of business. However, in all cases, our strategic growth will be focused on serving our clients’ interests and predicated on finding the most experienced professionals in the market who have the highest integrity, work ethic and reputation, while fitting into our culture and sharing our philosophy and business practices.

Align our Leadership and Compensation Structures with Our Long-term Growth

Under the management and leadership structure for our Operating Partnerships that we adopted in December 2010, each Operating Partnership’s existing operating committee was replaced with a four-person executive committee (including an ad-hoc member) and a leadership committee which includes in excess of forty of our senior transaction professionals and managers, which includes the executive committee. The executive committee for each partnership consists of three individuals (in addition to ad-hoc members), one of whom is the managing member of the Operating Partnerships. The executive committee currently consists of three of our inside directors, Mark Gibson, John Pelusi and Jody Thornton, and Mr. Pelusi, our chief executive officer, serves as the Operating Partnership’s managing member. The executive committee is primarily responsible for the day-to-day oversight of the Operating Partnerships’ lines of business and specialties. The leadership committee is composed of (i) the executive committee, (ii) individual leaders chosen from each line of business and property and/or product specialty, (iii) the office heads from each office and (iv) other line and support functions at the discretion of the executive committee. The members of the leadership committee are responsible for either overseeing their respective lines of business, property and/or product specialties or their office as well as facilitating communication and educating all of our transaction professionals within each office, each line of business and each of the property and/or product specialties to better serve our clients.

We also aim to insure continued emphasis on annual production, maintain our partnership culture and continue the alignment of employee, management and stockholder interests through our profit participation bonus plans. Under our HFF LP and HFF Securities profit participation bonus plans, with respect to each applicable office or line of business and for each calendar year, if a 14.5% or greater profit margin is generated by such office or line of business, an amount equal to 15% of the adjusted operating income (as defined under such plan) generated by such office or business line funds a cash bonus pool payable to selected employees of HFF LP or HFF Securities, as the case may be. These plans were adopted in 2007 in connection with our IPO. In December 2010, we amended these plans to provide that our board of directors, or any appropriate committee thereof, may elect to pay up to one-third of the profit participation bonuses payable under the plans in the form of equity-based awards. In December 2010, we also adopted a new HFF, Inc. firm profit participation bonus plan. Under this plan, for each calendar year, if we achieve a 17.5% or greater adjusted operating income margin (as defined under such plan), a bonus pool will be funded by a percentage, ranging from 15% to 25%, of our adjusted operating income (as defined under such plan) beyond predefined adjusted operating income margin thresholds. Our board of directors, or an appropriate committee thereof, may elect to pay up to two-thirds of the profit participation bonuses payable under this plan in the form of equity-based awards.

Our Services

Debt Placement Services

We offer our clients a complete range of debt instruments, including but not limited to, construction and construction/mini-permanent loans, adjustable and fixed rate mortgages, entity level debt, mezzanine debt, forward delivery loans, tax exempt financing and sale/leaseback financing.

Our clients are owners of various types of property, including, but not limited to, office, retail, industrial, hotel, multi-housing, self-storage, assisted living, nursing homes, condominiums and condominium conversions, mixed-use properties and land. Our clients range in size from individual entrepreneurs who own a single property to the largest real estate funds and institutional property owners throughout the world who invest globally, especially in the United States. Debt is or has been placed with major capital funding sources, both domestic and foreign, including, but not limited to, life insurance companies, conduits, investment banks, commercial banks, thrifts, agency lenders, pension funds, pension fund advisors, REITs, credit companies, opportunity funds and individual investors.

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

Structured Finance and Private Equity Services

We offer a wide array of structured finance and private equity alternatives and solutions at both the property and ownership entity level. We believe this allows us to provide financing alternatives at every level of the capital structure, including, but not limited to, mezzanine and equity, thereby providing potential buyers and existing owners with the highest appropriate leverage at the lowest blended cost of capital to purchase properties or recapitalize existing ones versus an out-right sale alternative. By focusing on the inefficiencies in the structured finance capital markets, such as mezzanine, preferred equity, participating and/or convertible debt structures, pay and accrual debt structures, pre-sales, stand-by commitments and bridge loans, we believe we are able to access capital for properties in transition, predevelopment and development loans and/or joint ventures and/or structured transactions, which provide maximum flexibility for our clients.

Private Equity, Investment Banking and Advisory Services

Through HFF Securities, our licensed broker-dealer subsidiary, we offer our clients the ability to access the private equity markets for an identified commercial real estate asset and discretionary private equity funds, joint ventures, entity-level private placements and advisory services as well as structured finance services. HFF Securities’ services to its clients can include:

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

Commercial Loan Servicing

We provide commercial loan servicing (primary and sub-servicing) for life insurance companies, Federal Home Loan Mortgage Corporation (Freddie Mac), Fannie Mae through strategic relationships with several delegated underwriting and servicing (DUS®) lenders, CMBS originators, mortgage REITS and debt funds, groups that purchase performing and/or non-performing loans as well as owners who sell commercial real estate subject to a purchase money mortgage. Additionally, during 2009 we became a rated CMBS primary and special servicer by Fitch Ratings. The primary servicer rating reflects our experienced and tenured management and staff and our long history as a commercial mortgage primary servicer, including with respect to Freddie Mac and CMBS servicing. The special servicer rating is based on our ability to work out, manage and resolve commercial mortgage loans and real estate owned (REO) assets. We believe our servicing platform, experienced personnel and hands-on service allow us to maintain close contact with both borrowers and lenders, and as a result, we are often the first point of contact in connection with refinancing, restructuring or sale of commercial real estate assets. Revenue is earned primarily from servicing fees charged to the lender, as well as from investment income earned on escrow balances.

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

Competition

The commercial real estate services industry, and all of the services that we provide, are highly competitive, and we expect them to remain so. We compete on a national, regional and local basis as well as on a number of other critical factors, including, but not limited to, the quality of our people and client service, historical track record and expertise and range of services and execution skills, absence of conflicts and business reputation. Depending on the product or service, we face competition from other commercial real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. Consistently, the top competitors we face on national, regional and local levels include, but are not limited to, CBRE Capital Markets, Cushman & Wakefield, Eastdil Secured (owned by Wells Fargo), Jones Lang LaSalle, Northmarq Capital (Marquette) and Berkadia (formerly CapMark). There are numerous other local and regional competitors in each of the local markets where we are located as well as the markets in which we do business.

Competition to attract and retain qualified employees is also intense in each of the capital markets services we provide our clients. We compete by offering what we believe to be competitive compensation packages to our transaction professionals and our other associates as well as equity-based incentives for key associates who lead our efforts in terms of running our offices or lead our efforts in each of our capital markets services and product specialties. Our ability to continue to compete effectively will depend upon our ability to retain and motivate our existing transaction professionals and other key associates as well as our ability to attract new ones, all predicated on finding the most experienced professionals in the market who have the highest integrity, work ethic and reputation, while fitting into our culture and sharing our philosophy and business practices.

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

Seasonality

Our capital markets services revenue is typically seasonal. Historically, during normal economic and capital markets conditions, this seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. The concentration of earnings and cash flows in the last six months of the year has historically been due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. However, this seasonality did not occur in 2007 or 2008 during the disruptions facing all global capital markets, and in particular the U.S. commercial real estate markets and this historical pattern of seasonality may or may not continue.

Employees

Our total employment was 498 employees as of December 31, 2011, which represents a 16.6% increase from the December 31, 2010 total employment of 427 employees.

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

As previously discussed in “Special Note Regarding the Registrant,” in connection with our initial public offering of our Class A common stock in February 2007, we effected a reorganization of our business. As a result of this reorganization HFF, Inc. is a holding company holding partnership units in the Operating Partnerships and all of the outstanding shares of Holliday GP. HFF Holdings and HFF, Inc., through their wholly-owned subsidiaries, are the only limited partners of the Operating Partnerships.

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

We experienced, in 2010, 2009, 2008 and previous years, and expect in the future to be negatively impacted by, periods of economic slowdowns, recessions and disruptions in the capital markets; credit and liquidity issues in the global and domestic capital markets, including international, national, regional and local markets; and corresponding declines in the demand for commercial real estate and related services within one or more of the markets in which we operate. Historically, commercial real estate markets, and in particular the U.S. commercial real estate market, have tended to be cyclical and related to the flow of capital to the sector, the condition of the economy as a whole and to the perceptions and confidence of the market participants as to the relevant economic outlook. Negative economic conditions, changes in interest rates, credit and liquidity issues in the global and domestic capital markets, disruptions in capital markets and/or declines in the demand for commercial real estate and related services in international or domestic markets or in significant markets in which we do business, have had and could have in the future a material adverse effect on our business, results of operations and/or financial condition, as listed below. Since the latter half of 2009, there has been an improvement in the U.S. stock markets as well as, in certain instances, increasing confidence and stabilization in domestic and foreign economies as well as in select tier one markets for select high quality core assets. However, we can give no assurance that the improvements in the U.S. commercial real estate market are sustainable.

For example:

•

Slowdowns in economic activity could cause tenant demand for space to decline, which would adversely affect the operation and income of commercial real estate properties and thereby affect investor demand and the supply of capital for debt and equity investments in commercial real estate.

•

Declines in the regional or local demand for commercial real estate, or significant disruptions in other segments of the real estate market, could adversely affect our results of operations. During 2011, approximately 23.7%, 8.4%, 7.1%, 5.6%, 5.5% and 8.8% of our capital markets services revenues was derived from transactions involving commercial real estate located in Texas, California, Florida, New York, Illinois, and the region consisting of the District of Columbia, Maryland and Virginia, respectively. As a result, a significant portion of our business is dependent on the economic conditions in general and in certain markets for commercial real estate such as in these areas, which, like other commercial real estate markets, have experienced price volatility or economic downturns in the past.

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

•

Significant disruptions or changes in capital market flows, as well as credit and liquidity issues in the global and domestic capital markets, regardless of their duration, could adversely affect the supply of and demand for capital from investors for commercial real estate investments. For example, the well-publicized disruptions and dislocations in the global credit markets during 2008 and 2009 created significant restrictions in the availability of credit, especially on transitional assets and in the secondary and tertiary markets. In turn, the volume and pace of commercial real estate transactions were significantly reduced during 2008, 2009 and 2010 as compared to 2011 and prior periods from 2004 through 2007 and commercial real estate prices have declined in many countries, including the U.S. Changes in the perception that commercial real estate is an accepted asset class for portfolio diversification could also result in a significant reduction in the amount of debt and equity capital available in the commercial real estate sector.

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

Restrictions on the availability of capital, both debt and/or equity, can create significant reductions in the liquidity and flow of capital to the commercial real estate markets. Severe restrictions in debt and/or equity liquidity as well as the lack of the availability of credit in the markets we service in 2011, 2010, 2009 and 2008 significantly reduced the volume and pace of commercial real estate transactions compared with past periods. These restrictions also had a general negative effect upon commercial real estate prices themselves. Our business of providing commercial real estate and capital markets services to our clients, who are both users and providers of capital, is particularly sensitive to the volume of activity and pricing in the commercial real estate market. In particular, global and domestic credit and liquidity issues reduced the number of acquisitions, dispositions and loan originations in 2011, 2010, 2009 and 2008, compared to prior periods, which may also occur into the future. This has had, and may have in the future, a significant adverse effect on our capital markets services revenues.

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

Our most important asset is our people, and our continued success is highly dependent upon the efforts of our transaction professionals and other associates, including our analysts and production coordinators as well as our key servicing and company overhead support associates. Our transaction professionals generate a significant majority of our revenues. If any of these key transaction professionals or other important associates leave, or if we lose a significant number of transaction professionals, or if we are unable to attract other qualified transaction professionals, our business, financial condition and results of operations may suffer. We have experienced in the past, and expect to experience in the future, the negative impact of the inability to retain and attract associates, analysts and experienced transaction professionals. Additionally, such events may have a disproportionate adverse effect on our operations if the senior most experienced transaction professionals do not remain with us or if these events occur in geographic areas where substantial amounts of our capital markets services revenues are generated. Moreover, because a significant portion of the compensation paid to our transaction professionals consists of commissions, in general our transaction professionals receive significantly less compensation at times when we have substantial declines in our capital markets services revenues, and may therefore have less incentive to remain with the Company during such challenging periods.

We use a combination of cash compensation, equity, equity-based incentives and other employee benefits rather than solely cash compensation to motivate and retain our transaction professionals. Our compensation mechanisms may not be effective, however, especially if the market price of our Class A common stock experiences significant declines such as what occurred during 2008 and 2009. Even if we are able to retain our most valuable transaction professionals, we may not be able to retain them at compensation levels that will allow us to achieve our target ratio of compensation expense-to-operating revenue.

In addition, our competitors may attempt to recruit our transaction professionals. The employment arrangements, non-competition agreements and retention agreements we have entered into with respect to the members of HFF Holdings or may enter into with our key associates may not prevent our transaction professionals and other key associates from resigning or competing against us. Any such arrangements and agreements will expire after a certain period of time, at which point each such person would be free to compete against us and solicit our clients and employees. In particular, non-competition agreements entered into with 29 of our transaction professionals, who consist of the majority of the members of HFF Holdings, terminate on the earlier of March 2015 or two years following the termination of a member’s services with us. We may not be able or attempt to renew these agreements prior to their expiration. Additionally, we currently do not have employment agreements with certain key associates and there is no assurance that we will be able to retain their services.

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

Negative developments in the business of certain of our clients or counterparties could adversely affect our results of operation and financial condition.

We could be adversely affected by the actions and negative impacts on the financial condition and results of operations of certain of our clients or counterparties, if that led to losses or defaults by one or more of them, which in turn, could have a material adverse effect on our results of operations and financial condition.

Our clients are both users of capital, such as property owners, and providers of capital, such as lenders and equity investors. Defaults or non-performance by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity crises and could lead to losses or defaults by one or more of our clients, which, in turn, could have a material adverse effect on our results of operations and financial condition. In addition, a client may fail to make payments when due, become insolvent or declare bankruptcy. Any client bankruptcy or insolvency or the failure of any client to make payments when due could result in material losses to our company. In particular, if any of our significant clients becomes insolvent or suffers a downturn in its business, it may seriously harm our business. While in 2011 and 2010 no one borrower or no one seller client represented more than 4% of our total capital markets services revenues, bankruptcy filings by or relating to one of our clients could delay or bar us from collecting pre-bankruptcy debts from that client.

The bankruptcy or insolvency of a significant counterparty (which may include co-brokers, lenders, insurance companies, hedging counterparties, service providers or other organizations with which we do business), or the failure of any significant counterparty to perform its contractual commitments, may result in a disruption to our business or material losses to our company.

We have numerous significant competitors and potential future competitors, some of which may have greater resources than we do, and we may not be able to continue to compete effectively.

We compete across a variety of businesses within the commercial real estate industry. In general, with respect to each of our businesses, we cannot give assurance that we will be able to continue to compete effectively or maintain our current fee arrangements or margin levels or that we will not encounter increased competition. Each of the services we provide to our clients is highly competitive on an international, national, regional and local level. Depending on the product or service, we face competition from, including, but not limited to, commercial real estate service providers, private owners and developers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of whom are clients and many of whom may have greater financial resources than we do. In addition, future changes in laws and regulations could lead to the entry of other competitors. Many of our competitors are local, regional, national or international firms. Although some are substantially smaller than we are, some of these competitors are larger on a local, regional, national or international basis. We may face increased competition from even stronger competitors in the future due to a trend toward consolidation, especially in times of severe economic stress such as what we experienced in 2008 through 2010. In recent years, there has been substantial consolidation and convergence among companies in our industry. We are also subject to competition from other large national and multi-national firms as well as regional and local firms that have similar service competencies to ours. Our existing and future competitors may choose to undercut our fees, increase the levels of compensation they are willing to pay to their employees and either recruit our employees or cause us to increase our level of compensation necessary to retain our own employees or recruit new employees. These occurrences could cause our revenue to decrease or negatively impact our target ratio of compensation-to-operating revenue, both of which could have an adverse effect on our business, financial condition and results of operations.

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

Our future cash flow may not be sufficient to meet our obligations and commitments. In addition, our $40.0 million credit facility expired by its terms on the maturity date in February 2010, and we chose not to exercise our extension option. While we did not borrow on the revolving credit facility during its existence, and we currently believe that cash flows from operating activities and our existing cash balances will be sufficient to meet our working capital needs for the foreseeable future, we cannot make any assurances that we will not be required to incur indebtedness under another source of indebtedness financing in the future. If we are unable to obtain additional financing or generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as closing offices, selling material assets or operations, seeking to raise additional debt or equity capital, eliminating certain lines of our capital markets platforms or terminating significant numbers of key associates. These actions may not be effected on a timely basis or on satisfactory terms or at all, and these actions may not enable us to continue to satisfy our operating and/or capital requirements. As a result, we may not be able to maintain or accelerate our growth, and any failure to do so could adversely affect our ability to generate revenue and control our expenses, which could adversely affect our business, financial condition and results of operations.

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

While we are party to an uncommitted $250 million warehouse line of credit with PNC Bank, National Association (“PNC”) and an uncommitted $75 million warehouse line of credit with The Huntington National Bank (“Huntington”) to fund our Freddie Mac loan closings in connection with our participation in Freddie

Mac’s Program Plus Seller Servicer program, such warehouse line of credit arrangements are uncommitted and funded on a transaction-by-transaction basis. As of December 31, 2011, we had aggregate outstanding borrowings of $154.4 million under the PNC and Huntington arrangements (and a corresponding amount of mortgage notes receivable). Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

A significant portion of our revenue is typically seasonal. Historically, during normal economic and capital markets conditions, this seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. This variance among periods during each calendar year makes comparison between such periods difficult, and it also makes the comparison of the same periods during different calendar years difficult as well. However, this seasonality did not occur in 2007 or 2008 during the disruptions facing all global capital markets, and in particular the U.S. commercial real estate markets, and this historical pattern of seasonality may or may not continue.

Our existing goodwill and other intangible assets could become impaired, which may require us to take significant non-cash charges.

Under current accounting guidelines, we evaluate our goodwill and other intangible assets for potential impairment annually or more frequently if circumstances indicate impairment may have occurred.

As of December 31, 2011, our recorded goodwill was approximately $3.7 million and our other intangible assets, net, were $13.1 million. As of February 29, 2012, management’s analysis indicates that a greater than 80% decline in the Company’s estimated enterprise value may result in the recorded goodwill being potentially impaired and would require management to measure the amount of the impairment charge, which could result in a substantial impairment of our goodwill. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. As of December 31, 2011, the fair value and net book value of the servicing rights were $14.8 million and $13.0 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 69%, the discount rate increased 31% or if there is an 18% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. For further detail, refer to the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies; Use of Estimates” in this Annual Report on Form 10-K. Any impairment of goodwill or other intangible assets would result in a one-time non-cash charge against earnings, which charge could materially adversely affect our reported results of operations and the market price of our Class A common stock in future periods.

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

The net deferred tax asset of $155.8 million at December 31, 2011 is comprised mainly of a $176.4 million deferred tax asset related to the a tax basis step-up election under Section 754 of the Internal Revenue Code, as amended (“Section 754”) made by HFF, Inc. relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for shares of the Company’s Class A common stock since the date of the Reorganization Transactions, net of a $21.9 million valuation allowance. The net deferred tax asset related to the Section 754 election tax basis step up of $154.5 million represents annual pre-tax deductions of approximately $25.6 million through 2021 then decreasing over the next five years to approximately $0.1 million in 2026. In order to realize the annual pre-tax benefit of approximately $25.6 million, the Company needs to generate approximately $169 million in revenue each year, assuming our current cost structure. In the event that the Company cannot realize the annual benefit of $25.6 million each year, the shortfall becomes a net operating loss that can be carried back 3 years to offset prior years’ taxable income or carried forward 20 years to offset future taxable income. During 2008 and 2009, based on the decline in production volume and corresponding impact on operating results, we did not realize the entire benefit of the annual deduction. Currently, $1.1 million of this cumulative benefit is characterized as a net operating loss and can be carried forward for periods that begin to expire in 2028. The net operating loss of $1.1 million is subject to limitation under Section 382 of the Internal Revenue Code. The limitation on the use of the net operating loss in 2011 was $1.1 million, which can be used in future years. The net operating loss limitation does not impact the Company’s ability to fully utilize the net operating loss before it expiration. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income.

Employee misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.

If our associates engage in misconduct, our business could be adversely affected. For example, our business often requires that we deal with confidential matters of great significance to our clients. It is not always possible to deter employee misconduct, and the precautions we take to deter and prevent this activity may not be effective in all cases. If our associates were improperly to use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position and current client relationships and our ability to attract future clients, could be significantly impaired, which could adversely affect our business, financial condition and results of operation.

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

We could be adversely affected if our executive compensation programs are scrutinized or influenced by shareholder advocacy groups.

In recent years, all public companies in the United States have faced increasing shareholder scrutiny of the executive compensation practices. Through legislation such as the Dodd-Frank Act, shareholders have been given new or stronger rights to approve the pay practices, including the issuance of equity compensation, of public companies. In addition, the influence of independent shareholder advocacy groups on the decisions of institutional investors related to executive compensation matters has increased significantly. In the event that shareholder influence results in a change in our compensation mechanisms, including our ability to issue equity compensation, we may have difficulty in retaining transaction professionals or retaining them at compensation levels that we deem appropriate. In addition, to the extent that shareholder influence prevents us from deducting executive compensation costs, we could experience additional tax costs with respect to our compensation mechanisms.

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

As part of the Reorganization Transactions, approximately 45% of the partnership units in each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP) held by Holdings Sub, a wholly-owned subsidiary of HFF Holdings, were sold to HoldCo LLC, our wholly-owned subsidiary, for cash raised in the initial public offering. Beginning in February 2009, twenty-five percent partnership units in HFF LP and HFF Securities held by HFF Holdings became exchangeable by HFF Holdings for shares of our Class A common stock. In addition, HFF Holdings gained, through the issuance of one share of HFF, Inc.’s Class B common stock to HFF Holdings, the right to exchange an additional twenty-five percent of the partnership units in the Operating Partnerships held by HFF Holdings for shares of Class A common stock in each of February 2010, 2011 and 2012 (the “Exchange Right”). In June 2010, following consultation with our board of directors, the members of HFF Holdings agreed to modify the Exchange Right in connection with the extension of our employment agreements with certain participating members of HFF Holdings. These modifications permitted certain participating members of HFF Holdings to exchange in June 2010 all of their partnership units in the Operating Partnerships that corresponded to the participating members’ interests in HFF Holdings for shares of Class A common stock, although a portion of the shares of Class A common stock received in the exchange became subject to resale restrictions as well as an extension of their employment contracts. Through February 2012, 20,197,858 partnership units have been exchanged for an equal number of shares of our Class A common stock. This sale and subsequent exchanges have resulted and are expected to result in increases in the tax basis of the assets of HFF LP and HFF Securities that would be allocated to HFF, Inc. These increases in tax basis would likely reduce the amount of tax that we would otherwise be required to pay in the future depending on the amount, character and timing of our taxable income, but there can be no assurances that such treatment will continue in the future.

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

If HFF, Inc. were to cease participation in the management of the Operating Partnerships, its interest in the Operating Partnerships could be deemed an “investment security” for purposes of the Investment Company Act of 1940, or the 1940 Act. Generally, a person is deemed to be an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, absent an applicable exemption. HFF, Inc. has no material assets other than its equity interest in the Operating Partnerships and Holliday GP. A determination that this interest was an investment security could result in HFF, Inc. being an investment company under the 1940 Act and becoming subject to the registration and other requirements of the Investment Company Act. HFF, Inc. is not currently deemed an investment company because it manages, and plans to continue to manage, the Operating Partnerships through its wholly owned subsidiary, Holliday GP. Holliday GP is the sole general partner of each of the Operating Partnerships.

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

Members of HFF Holdings, who consist of our senior transaction professionals, held in their individual capacity or through their ownership interests in HFF Holdings approximately 27% of the voting power in HFF, Inc. as of March 1, 2012. As a result, and in combination with the fact that our certificate of incorporation does not provide for cumulative voting, the members of HFF Holdings have the ability to exert significant influence in the election of the members of our board of directors and thereby the control of our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends. In addition, the members of HFF Holdings will be able to significantly influence the outcome of all matters requiring stockholder approval, including a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. We cannot assure you that the interests of the members of HFF Holdings will not conflict with your interests.

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

In addition, the HFF LP and HFF Securities profit participation bonus plans may only be amended or terminated with the written approval of all of the limited partners and general partners of each Operating Partnership. Accordingly, so long as HFF Holdings continues to hold any partnership units in the Operating Partnerships, the consent of HFF Holdings will be required to amend or terminate these plans. This could prevent our board of directors or management from amending or terminating these plans.

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

In June 2010, following the consultation with our board of directors, 29 members of HFF Holdings agreed to impose resale restrictions on a portion of their shares of Class A common stock in connection with the modification of the Exchange Right and the extension of our employment agreements with such members of HFF Holdings. These modifications to the Exchange Right permitted HFF Holdings to exchange in June 2010 all of its partnership units in the Operating Partnerships that corresponded to the participating members’ interests in HFF Holdings for shares of Class A common stock. During 2010, HFF Holdings exchanged 17,574,374 partnership units for 17,574,374 shares of our Class A common stock. Of these shares of our Class A Common Stock, 4,020,640 shares are subject to the resale restrictions imposed in June 2010. In March 2013, 33% or approximately 1.34 million of such restricted shares of Class A common stock will be eligible to be freely sold, with a like amount of such restricted shares of Class A common stock being eligible to be freely sold in each of March 2014 and in March 2015.

In addition, as of February 29, 2012, 600,216 shares of our Class A common stock were reserved for issuance under outstanding awards of vested and unvested restricted stock or options to purchase our Class A common stock and 2,577,075 shares of our Class A common stock were reserved for future issuance under our 2006 Omnibus Incentive Compensation Plan.

The market price of our Class A common stock may continue to be volatile, which could cause the value of your investment to decline or subject us to litigation.

Our stock price is affected by a number of factors, including quarterly and annual variations in our results and those of our competitors; changes to the competitive landscape; estimates and projections by the investment community; the arrival or departure of key personnel, especially the retirement or departure of key senior transaction professionals and management, including members of HFF Holdings; the introduction of new services by us or our competitors; and acquisitions, strategic alliances or joint ventures involving us or our competitors. Securities markets worldwide experience significant price and volume fluctuations as has been the case in the past, especially since late 2007 and continuing through 2011. This market volatility, as well as general global and domestic economic, credit and liquidity issues, market or political conditions, has reduced and may reduce in the future the market price of our Class A common stock. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our Class A common stock could decrease significantly.

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

None.

Item 2.    Properties

Our principal executive offices are located in leased office space at One Oxford Centre, 301 Grant Street, Suite 600, Pittsburgh, Pennsylvania. We also lease or sublease space for our offices at Boston, Massachusetts; Hartford, Connecticut; New York, New York; Florham Park, New Jersey; Washington, D.C.; Miami, Florida; Orlando, Florida; Tampa, Florida; Atlanta, Georgia; Indianapolis, Indiana; Chicago, Illinois; Houston, Texas; Dallas, Texas; Austin, Texas; San Diego, California; Orange County, California; Los Angeles, California; San Francisco, California; Denver, Colorado and Portland, Oregon. We do not own any real property. We believe that our existing facilities will be sufficient for the conduct of our business during the next fiscal year.

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

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock, par value $0.01 per share, trades on the New York Stock Exchange (“NYSE”) under the symbol “HF.” In connection with our initial public offering, our Class A common stock was priced for initial sale on January 30, 2007. There was no established public trading market for our common stock prior to that date. On February 29, 2012 the closing sales price, as reported by the NYSE, was $14.41.

The following table sets forth the high and low sale prices for our Class A common stock as reported by the NYSE for the periods indicated:

	2011
	High	Low
1st Quarter	$15.32	$9.24
2nd Quarter	16.98	13.16
3rd Quarter	15.40	7.83
4th Quarter	12.34	8.43

	2010
	High	Low
1st Quarter	$7.95	$5.90
2nd Quarter	9.95	7.04
3rd Quarter	9.34	6.78
4th Quarter	10.16	8.85

For equity compensation plan information, please refer to Item 12 in Part III of the Annual Report on Form 10-K.

Holders

On February 29, 2012, we had 53 stockholders of record of our Class A common stock.

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

Performance Graph

The following graph shows our cumulative total stockholder return for the period beginning with our initial public offering on January 30, 2007 and ending on December 31, 2011. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, and an industry peer group for this period.

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

COMPARISON OF 59-MONTH CUMULATIVE TOTAL RETURN

Among HFF, Inc., The S&P 500 Index, and a Peer Group

	1/31/07	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
HFF, Inc.	100.00	41.39	13.10	33.42	51.66	55.24
S&P 500 Index	100.00	102.09	62.80	77.53	87.44	87.44
Peer Group	100.00	63.04	19.36	47.88	68.80	50.70

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities of the Company during 2011.

Item 6.	Selected Financial Data

The following tables present our selected consolidated financial data, which reflects the financial position and results of operations as if Holliday GP, the Operating Partnerships and HFF, Inc. were consolidated for all periods presented. Certain prior year amounts have been revised to reflect the adoption of a new accounting standard regarding noncontrolling interests in consolidated financial statements. The selected historical consolidated financial data as of and for the years ended December 31, 2011, 2010, and 2009 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data for the year ended December 31, 2008 and 2007 was also derived from our audited consolidated financial statements not otherwise included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future performance or results of operations. You should read the combined historical financial data together with our consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K.

	For The Year Ended December 31,
	2011	2010	2009	2008	2007
Statement of Income Data:
Total revenue	$254,679	$139,972	$77,476	$131,687	$255,666
Operating expenses	201,307	124,607	81,390	130,401	207,686

Operating income (loss)	53,372	15,365	(3,914)	1,286	47,980
Interest and other income, net	14,968	9,487	6,431	4,928	6,469
Interest expense	(29)	(64)	(419)	(20)	(407)
(Increase) decrease in payable under the tax receivable agreement	(3,890)	813	1,889	3,862	—

Income before income taxes	64,421	25,601	3,987	10,056	54,042
Income taxes	22,371	8,612	2,208	5,043	9,874

Net income	42,050	16,989	1,779	5,013	44,168
Net income attributable to noncontrolling interest	2,031	6,098	2,531	4,784	29,748

Net income (loss) attributable to controlling interest	$40,019	$10,891	$(752)	$229	$14,420
Less net income earned prior to IPO and reorganization	—	—	—	—	(1,893)

Income (loss) available to common stockholders	$40,019	$10,891	$(752)	$229	$12,527

Diluted earnings per common share	$1.11	$0.40	$(0.05)	$0.01	$0.84

EBITDA (1)	$69,077	$29,320	$7,929	$13,551	$58,310
Adjusted EBITDA (1)	$68,995	$25,554	$3,019	$6,192	$54,779
Balance Sheet Data:
Total assets	$478,451	$333,150	$223,644	$202,498	$240,476
Long term debt, excluding current portion	$300	$138	$123	$60	$111
Total liabilities	$348,051	$243,467	$156,639	$136,872	$180,648

(1)

The Company defines EBITDA as net income (loss) attributable to controlling interest before interest expense, income tax expense, depreciation and amortization and net income attributable to the noncontrolling interest. Adjusted EBITDA is defined as EBITDA, adjusted to exclude: (i) income from the initial recording of mortgage servicing rights acquired and retained; (ii) stock-based compensation expense; and (iii) increase (decrease) in payable under the tax receivable agreement. The Company uses EBITDA and Adjusted EBITDA in its business operations to, among other things, evaluate the performance of its business, develop budgets and measure its performance against those budgets. The Company also believes that analysts and investors use EBITDA and Adjusted EBITDA as supplemental measures to evaluate its overall operating performance. However, both EBITDA and Adjusted EBITDA have material limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under U.S. generally acceptable accounting principles (GAAP). The Company finds EBITDA and Adjusted EBITDA as useful tools to assist in evaluating performance because they eliminate items related to capital structure and taxes, including, with respect to Adjusted EBITDA, the Company’s tax receivable agreement. Note that the Company classifies the interest expense on its warehouse lines of credit as an operating expense and, accordingly, it is not eliminated from net income attributable to controlling interest in determining EBITDA and Adjusted EBITDA. The items that the Company has eliminated from net income attributable to controlling interest in determining EBITDA are interest expense, income tax expense, depreciation of fixed assets and amortization of intangible assets, and net income attributable to the noncontrolling interest. Some of these eliminated items are significant to the Company’s business. For example, (i) interest expense is a necessary element of the Company’s costs and ability to generate revenue because it incurs interest expense related to any outstanding indebtedness, (ii) payment of income taxes is a necessary element of the Company’s costs, and (iii) depreciation and amortization are necessary elements of the Company’s costs.

The items that the Company has eliminated from EBITDA in determining Adjusted EBITDA are: (i) stock-based compensation expense, which is a non-cash charge, (ii) income recognized on the initial recording of mortgage servicing rights that are acquired with no initial consideration, which is also a non-cash income amount that can fluctuate significantly based on the level of mortgage servicing right volumes, and (iii) the increase (decrease) in payable under the tax receivable agreement which represents changes in a liability recorded on the Company’s consolidated balance sheet that is determined by the ongoing remeasurement of related deferred tax assets and, therefore, can be income or expense in the Company’s consolidated statement of income in any individual period. Any measure that eliminates components of the Company’s capital structure and costs associated with the Company’s operations has material limitations as a performance measure. In light of the foregoing limitations, the Company does not rely solely on EBITDA and/or Adjusted EBITDA as a performance measure and also considers its GAAP results. EBITDA and Adjusted EBITDA are not measurements of the Company’s financial performance under GAAP and should not be considered as alternatives to net income, operating income or any other measures derived in accordance with GAAP. Because EBITDA and Adjusted EBITDA are not calculated in the same manner by all companies, they may not be comparable to other similarly titled measures used by other companies.

Set forth below is a reconciliation of consolidated net income (loss) attributable to controlling interest to EBITDA and Adjusted EBITDA for the Company:

EBITDA and Adjusted EDITDA for the Company is calculated as follows:

(dollars in thousands)

	For the year ended December 31,
	2011	2010	2009	2008	2007
Net income (loss) attributable to controlling interest	$40,019	$10,891	$(752)	$229	$14,420
Add:
Interest expense	29	64	419	20	407
Income tax expense	22,371	8,612	2,208	5,043	9,874
Depreciation and amortization	4,627	3,655	3,523	3,475	3,861
Net income attributable to noncontrolling interest	2,031	6,098	2,531	4,784	29,748

EBITDA	$69,077	$29,320	$7,929	$13,551	$58,310
Adjustments:
Stock-based compensation	2,053	970	1,136	876	813
Initial recording of mortgage servicing rights	(6,025)	(3,923)	(4,157)	(3,653)	(4,344)
Increase (decrease) in payable under the tax receivable agreement	3,890	(813)	(1,889)	(3,862)	—

Adjusted EBITDA	$68,995	$25,554	$3,019	$6,912	$54,779

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our Business

We are, based on transaction volume, one of the leading providers of commercial real estate and capital markets services to both the users and providers of capital in the U.S. commercial real estate industry and are one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 20 offices nationwide with approximately 191 transaction professionals and 307 support associates. During 2011, we advised on approximately $35.6 billion of completed commercial real estate transactions, an 82.8% increase compared to the approximately $19.5 billion of completed transactions we advised on in 2010.

Substantially all of our revenues are in the form of capital markets services fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We also earn fees from commercial loan servicing activities. We believe that our multiple product offerings, diverse client mix, expertise in a wide range of property types and national platform have the potential to create a diversified revenue stream within the U.S. commercial real estate sector. Our revenues and net income attributable to controlling interest were $254.7 million and $40.0 million, respectively, for the year ended December 31, 2011, compared to revenues and net income attributable to controlling interest of $140.0 million and $10.9 million, respectively, for the year ended December 31, 2010.

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

•

Global and domestic credit and liquidity issues.    Global and domestic credit and liquidity issues have recently led to an economic downturn, including a commercial real estate market downturn. This downturn in turn led to a decrease in transaction activity and lower values. The recent situation in the global credit markets, whereby many world governments (including the U.S., where the Company transacts virtually all of its business) had to take unprecedented and uncharted steps to either support the financial institutions in their respective countries from collapse or have taken direct ownership of same, was unprecedented in the Company’s history. Restrictions on the availability of capital, both debt and/or equity, created significant reductions and could in the future cause further reductions of the liquidity in and flow of capital to the commercial real estate markets. These restrictions also caused, and could in the future cause, commercial real estate prices to decrease due to the reduced amount of equity capital and debt financing available. In particular, global and domestic credit and liquidity issues reduced, and could in the future reduce, the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes, which could in turn adversely affect our capital markets services revenues including our servicing revenue.

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

The factors discussed above have adversely affected and continue to be a risk to our business, as evidenced by the effects of the significant recent disruptions in the global capital and credit markets, and in particular the domestic capital markets. While conditions in 2011 have generally improved, the global and domestic credit and liquidity issues, coupled with the global and domestic economic recession/slow down, reduced in 2008, 2009, and 2010, when compared to 2011 and prior periods in 2002 through 2007, and could reduce in the future the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes. This has had, and could again have in the future, a significant adverse effect on our capital markets services revenues. The significant balance sheet issues of many CMBS lenders, banks, life insurance companies, mortgage REITS and debt funds, captive finance companies and other financial institutions have adversely affected, and could again in the future adversely affect, the flow of commercial mortgage debt to the U.S. capital markets, and, in turn, could potentially adversely affect all of our capital markets services platforms and resulting revenues.

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

Key Financial Measures and Indicators

Revenues

Substantially all of our revenues are derived from capital markets services. These capital markets services revenues are in the form of fees collected from our clients, usually negotiated on a transaction-by-transaction basis, which includes origination fees, investment sales fees earned for brokering sales of commercial real estate, loan servicing fees and loan sales and other production fees. We also earn interest on mortgage notes receivable during the period between the origination of the loan and the subsequent sale to Freddie Mac. For the year ended December 31, 2011, we had total revenues of $254.7 million, of which approximately 97.9% were attributable to capital markets services revenue, 1.3% were attributable to interest on mortgage notes receivable and 0.8% were attributable to other revenue sources. For the year ended December 31, 2010, our total revenues equaled $140.0 million, of which 97.8% were generated by our capital markets services, 1.5% were attributable to interest on mortgage notes receivable and 0.7% were attributable to other revenue sources.

Total Revenues:

Capital markets services revenues.    We earn our capital markets services revenue through the following activities and sources:

•

Origination fees.    Our origination fees are earned through the placement of debt, equity and structured financing. Debt placements (along with investment sales fees — see below) represent the majority of our business, with approximately $18.7 billion and $10.7 billion of debt transaction volume in 2011 and 2010, respectively. Fees earned by HFF Securities for discretionary and non-discretionary equity capital raises and other investment banking services are also included with capital markets services revenue in our consolidated statements of income. We recognize origination revenues at the closing of the applicable financing and funding of capital, when such fees are generally collected. We recognize fees earned by HFF Securities at the time the capital is funded or committed, based on the underlying fee agreement, unless collectibility of our fee is not reasonably assured, in which case we recognize fees as they are collected.

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

Costs and Expenses

The largest components of our expenses are our operating expenses, which consist of cost of services, personnel expenses not directly attributable to providing services to our clients, occupancy expenses, travel and entertainment expenses, supplies, research and printing expenses and other expenses. For the years ended December 31, 2011 and 2010, our total operating expenses were $201.3 million and $124.6 million, respectively. Effective September 1, 2010, we reinstated the Company 401(k) matching contribution which was suspended on April 1, 2009. We make matching contributions equal to 50% of the first 6% of both deferred and after-tax salary contribution, up to an annual maximum of $5,000 for all eligible employees. Effective October 1, 2010, we reinstated to the December 31, 2008 levels the salaries for our chief executive officer, production members of the Operating Committee of the Company’s wholly-owned subsidiary, HFF Partnership Holdings LLC, and our office heads. These salaries were previously reduced and/or eliminated on April 1, 2009. In addition, we incurred personnel expenses related to special cash bonuses and equity awards granted in the fourth quarter of 2010.

Operating Expenses:

Cost of Services.    The largest portion of our expenses is cost of services. We consider employee expenses directly attributable to providing services to our clients and certain purchased services to be directly attributable to the generation of our capital markets services revenue, and classify these expenses as cost of services in the consolidated statements of income. These employee expenses include employee-related compensation and benefits. Most of our transaction professionals are paid commissions; however, there are some transaction professionals who are initially paid a salary or draw with commissions credited against the salary or draw. Analysts, who support transaction professionals in executing transactions, are paid a salary plus a discretionary bonus, which is usually calculated as a percentage of an analyst bonus pool or as direct bonuses for each transaction, depending on the policy of each regional office. All other employees may receive a combination of salary and an incentive bonus based on performance or job function.

Personnel.    Personnel expenses include employee-related compensation and benefits that are not directly attributable to providing services to our clients, profit participation bonuses, stock based compensation and any other incentive bonus compensation that is not directly attributable to providing services to our clients. Offices or lines of business that generate profit margins of 14.5% or more are entitled to profit participation bonuses equal to 15% of adjusted operating income (as defined in the HFF LP or HFF Securities profit participation bonus plan, as applicable) generated by the office or line of business. The allocation of the office profit participation bonus payment to the employees is determined by the office head with a review by the managing member of HFF LP or HFF Securities, as the case may be, provided that any profit participation bonuses to be paid to any executive officers of HFF, Inc. must be approved in advance by our board of directors or an appropriate committee thereof. In 2011 and 2010, total office profit participation bonus expense was approximately 15.8% and 23.4% respectively of operating income before the office and firm profit participation bonus expense. This decreased percentage is due to higher operating income achieved in 2011. Due to vesting conditions within the office profit participation plan, approximately 12% and 2% of the total bonus amount is expected to be expensed in 2012 and 2013, respectively.

In addition, in January 2011, we adopted the HFF, Inc. firm profit participation bonus plan. For each calendar year beginning in 2011, if we achieve a 17.5% or greater adjusted operating income margin (as defined under such plan), a bonus pool is funded by a percentage, ranging from 15% to 25%, of our adjusted operating income (as defined under such plan) beyond predefined adjusted operating income margin thresholds. Members of the executive and leadership committees of the Operating Partnerships are eligible to receive a bonus payment under the firm profit participation bonus plan. The firm profit participation bonus plan is administered by our chief executive officer, provided that any profit participation bonuses to be paid to any executive officers of HFF, Inc. must be approved in advance by our board of directors or an appropriate committee thereof. In 2011, total firm profit participation bonus expense was approximately 4.7% of operating income before the firm profit participation bonus expense. Due to vesting conditions within the firm profit participation plan, approximately 23% and 4% of the total bonus amount is expected to be expensed in 2012 and 2013, respectively.

Stock Based Compensation.    Effective January 1, 2006, the Company adopted ASC 718, Compensation — Stock Compensation (ASC 718), using the modified prospective method. Under this method, the Company recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the adoption for which requisite service has not been provided as of January 1, 2006. The Company did not grant any share-based awards prior to January 31, 2007. ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The fair value of the restricted stock awards is calculated as the market value of the Company’s Class A common stock on the date of grant. The Company also has restricted stock awards that are accounted for as liability awards and require remeasurement to fair value at the end of each reporting period, the total expense for which was $1.2 million in 2011. The Company’s awards are subject to graded or cliff vesting. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions for all stock-based payment awards are evaluated on a quarterly basis and updated as necessary.

Occupancy.    Occupancy expenses include rental expenses and other expenses related to our 20 offices nationwide.

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

(Increase) Decrease in Payable Under the Tax Receivable Agreement:

The increase or decrease in the payable under the tax receivable agreement represents the increase or decrease in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement due to a change in the effective tax rate used to value the deferred tax benefit and recording of a valuation allowance on a portion of the state net operating loss deferred tax asset. This increase or decrease in tax benefits owed to HFF Holdings represents 85% of the increase or decrease in the related deferred tax asset.

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

Results of Operations

Following is a discussion of our results of operation for the years ended December 31, 2011, 2010 and 2009. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	For The Year Ended December 31,
	2011		2010		Total Dollar	Total Percentage
		% of		% of
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(Dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$249,460	98.0%	$136,837	97.8%	$112,623	82.3%
Interest on mortgage notes receivable	3,237	1.3%	2,087	1.5%	1,150	55.1%
Other	1,982	0.8%	1,048	0.7%	934	89.1%

Total revenues	254,679	100.0%	139,972	100.0%	114,707	81.9%
Operating expenses
Cost of services	143,979	56.5%	80,050	57.2%	63,929	79.9%
Personnel	23,375	9.2%	16,103	11.5%	7,272	45.2%
Occupancy	7,012	2.8%	7,054	5.0%	(42)	(0.6)%
Travel and entertainment	6,247	2.5%	3,837	2.7%	2,410	62.8%
Supplies, research and printing	4,452	1.7%	3,117	2.2%	1,335	42.8%
Other	16,242	6.4%	14,446	10.3%	1,796	12.4%

Total operating expenses	201,307	79.0%	124,607	89.0%	76,700	61.6%

Operating income	53,372	21.0%	15,365	11.0%	38,007	247.4%
Interest and other income, net	14,968	5.9%	9,487	6.8%	5,481	57.8%
Interest expense	(29)	(0.0)%	(64)	(0.0)%	35	(54.7)%
(Increase) decrease in payable under the tax receivable agreement	(3,890)	(1.5)%	813	0.6%	(4,703)	(578.5)%

Income before taxes	64,421	25.3%	25,601	18.3%	38,820	151.6%
Income tax expense	22,371	8.8%	8,612	6.2%	13,759	159.8%

Net income	42,050	16.5%	16,989	12.1%	25,061	147.5%
Net income attributable to noncontrolling interest	2,031	0.8%	6,098	4.4%	(4,067)	(66.7)%

Net income attributable to controlling interest	$40,019	15.7%	$10,891	7.8%	$29,128	267.5%

EBITDA (1)	$69,077	27.1%	$29,320	20.9%	$39,757	135.6%
Adjusted EBITDA (1)	$68,995	27.1%	$25,554	18.3%	$43,441	170.0%

(1)

The Company defines EBITDA as net income attributable to controlling interest before interest expense, income tax expense, depreciation and amortization and net income attributable to the noncontrolling interest. Adjusted EBITDA is defined as EBITDA, adjusted to exclude: (i) income from the initial recording of mortgage servicing rights acquired and retained; (ii) stock-based compensation expense; and (iii) increase (decrease) in payable under the tax receivable agreement. The Company uses EBITDA and Adjusted EBITDA in its business operations to, among other things, evaluate the performance of its business, develop budgets and measure its performance against those budgets. The Company also believes that analysts and investors use EBITDA and Adjusted EBITDA as supplemental measures to evaluate its overall operating performance. However, both EBITDA and Adjusted EBITDA have material limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under U.S. generally acceptable accounting principles (GAAP). The Company finds EBITDA and Adjusted EBITDA as useful tools to assist in evaluating performance because they eliminate items related to capital structure and taxes, including, with respect to Adjusted EBITDA, the Company’s tax receivable agreement. Note that the Company classifies the interest expense on its warehouse lines of credit as an operating expense and, accordingly, it is not eliminated from net income attributable to controlling interest in determining EBITDA and Adjusted EBITDA. The items that the Company has eliminated from net income attributable to controlling interest in determining EBITDA are interest expense, income tax expense, depreciation of fixed assets and amortization of intangible assets, and net income attributable to the noncontrolling interest. Some of these eliminated items are significant to the Company’s business. For example, (i) interest expense is a necessary element of the Company’s costs and ability to generate revenue because it incurs interest expense related to any outstanding indebtedness, (ii) payment of income taxes is a necessary element of the Company’s costs, and (iii) depreciation and amortization are necessary elements of the Company’s costs.

The items that the Company has eliminated from EBITDA in determining Adjusted EBITDA are: (i) stock-based compensation expense, which is a non-cash charge, (ii) income recognized on the initial recording of mortgage servicing rights that are acquired with no initial consideration, which is also a non-cash income amount that can fluctuate significantly based on the level of mortgage servicing right volumes, and (iii) the increase (decrease) in payable under the tax receivable agreement which represents changes in a liability recorded on the Company’s consolidated balance sheet that is determined by the ongoing remeasurement of related deferred tax assets and, therefore, can be income or expense in the Company’s consolidated statement of income in any individual period. Any measure that eliminates components of the Company’s capital structure and costs associated with the Company’s operations has material limitations as a performance measure. In light of the foregoing limitations, the Company does not rely solely on EBITDA and/or Adjusted EBITDA as a performance measure and also considers its GAAP results. EBITDA and Adjusted EBITDA are not measurements of the Company’s financial performance under GAAP and should not be considered as alternatives to net income, operating income or any other measures derived in accordance with GAAP. Because EBITDA and Adjusted EBITDA are not calculated in the same manner by all companies, they may not be comparable to other similarly titled measures used by other companies.

Set forth below is a reconciliation of consolidated net income attributable to controlling interest to EBITDA and Adjusted EBITDA for the Company for the years ended December 31, 2011 and 2010:

EBITDA and Adjusted EDITDA for the Company is calculated as follows:
(dollars in thousands)
	For the year ended December 31,
	2011	2010
Net income attributable to controlling interest	$40,019	$10,891
Add:
Interest expense	29	64
Income tax expense	22,371	8,612
Depreciation and amortization	4,627	3,655
Net income attributable to noncontrolling interest	2,031	6,098

EBITDA	$69,077	$29,320
Adjustments:
Stock-based compensation	2,053	970
Initial recording of mortgage servicing rights	(6,025)	(3,923)
Increase (decrease) in payable under the tax receivable agreement	3,890	(813)

Adjusted EBITDA	$68,995	$25,554

Revenues.    Our total revenues were $254.7 million for the year ended December 31, 2011 compared to $140.0 million for the same period in 2010, an increase of $114.7 million, or 81.9%. Revenues increased primarily as a result of an 82.8% increase in production volumes and related revenues in all of our capital markets services platforms. A portion of the 82.8% increase in production volume was achieved due to one unusually large loan sale during 2011, additionally there two unusually large investment sale and related debt placement transactions which closed during 2010. If we would adjust the production volumes to exclude these transactions, the Company’s production volume would have increased by approximately 110.6%

•

The revenues we generated from capital markets services for the year ended December 31, 2011 increased $112.6 million, or 82.3%, to $249.5 million from $136.8 million for the same period in 2010. The increase is primarily attributable to the 82.8% increase in production volumes.

•

The revenues derived from interest on mortgage notes was $3.2 million for the year ended December 31, 2011 compared to $2.1 million for the same period in 2010, an increase of $1.2 million. The increase is due to a higher average loan value on a slightly higher number of loans originated in our participation in Freddie Mac’s Program Plus Seller Servicer® Program during the year ended December 31, 2011 as compared to 2010.

•

The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were $2.0 million for the year ended December 31, 2011 compared to $1.0 million for the same period in 2010, an increase of approximately $0.9 million, or 89.1%.

Total Operating Expenses.    Our total operating expenses were $201.3 million for the year ended December 31, 2011 compared to $124.6 million for the same period in 2010, an increase of $76.7 million, or 61.6%. Expenses increased primarily due to increased cost of services and personnel costs as a result of increases in commissions and other incentive compensation directly related to the increase in capital markets services revenue and from the implementation of the firm profit participation plan in 2011. Additionally, increased expenses were recognized in supplies, research and printing, travel and entertainment, dues and subscription costs, interest on warehouse line of credit and marketing and advertising. These increases were slightly offset by decreased professional fees and occupancy costs.

•

The costs of services for the year ended December 31, 2011 increased $63.9 million, or 79.9%, to $144.0 million from $80.1 million for the same period in 2010. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues. Cost of services as a percentage of capital markets services revenues were approximately 57.7% and 58.5% for the years ended December 31, 2011 and December 31, 2010, respectively. This percentage decrease in 2011 is primarily attributable to the fixed portion of cost of services, such as salaries for our analysts and fringe benefit costs, being spread over higher revenue.

•

Personnel expenses that are not directly attributable to providing services to our clients for the year ended December 31, 2011 increased $7.3 million, or 45.2%, to $23.4 million from $16.1 million for the same period in 2010. The increase is primarily related to increased compensation costs as a result of an increase in our office profit participation expense of $5.8 million, a $2.6 million expense in 2011 for the firm profit participation plan (for which 2011 was the first year of existence), $1.5 million of increased salaries due to increased headcount and salaries to the members of the newly established executive committee (for which 2011 was the first year of existence) and $1.1 million of increased equity compensation primarily due to the special restricted stock bonuses that were awarded in December 2010. These increases and new expenses were partially offset by a decrease in incentive compensation of $4.0 million due to the 2010 special cash bonuses awarded to certain members of management and other employees of the Company and the Operating Partnerships. Personnel expenses are impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share-based awards, however, share-based awards must be authorized by the Company’s board of directors or a committee appointed by the board.

The stock compensation cost, included in personnel expenses, for the year ended December 31, 2011 was $2.1 million as compared to $1.0 million for the same period in 2010. At December 31, 2011, there was approximately $3.0 million of unrecognized compensation cost related to share-based awards. The weighted average remaining contractual term of the nonvested restricted stock units is 1.9 years as of December 31, 2011. The weighted average remaining contractual term of the nonvested options is 10.8 years as of December 31, 2011.

•

Occupancy, travel and entertainment, and supplies, research and printing expenses for the year ended December 31, 2011 increased $3.7 million, or 26.4%, to $17.7 million compared to the same period in 2010. This increase is primarily due to increased supplies, research and printing and travel and entertainment costs stemming from the increase in capital markets services revenues.

•

Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $16.2 million in the year ended December 31, 2011, an increase of $1.8 million, or 12.4%, versus $14.4 million in the year ended December 31, 2010. This increase is primarily related to increases in a number of cost categories such as marketing and advertising, dues and subscriptions, depreciation and amortization and interest expense on our warehouse lines of credit supporting our Freddie Mac Program Plus Seller Servicer business. These increases were partially offset by decreased professional fees and insurance costs.

Operating income.    Our operating income in 2011 was $53.4 million, an increase of $38.0 million from $15.4 million in 2010. We attribute this increase to several factors, with the most significant cause being an increase of revenues of $114.7 million.

Interest and other income, net.    Interest and other income, net in 2011 increased $5.5 million, or 57.8%, to $15.0 million from $9.5 million in 2010. This increase was primarily due to increased income from our mortgage servicing rights and gains realized from the sale of certain mortgage servicing rights and securitization compensation from the sale of certain mortgage servicing rights that were part of a securitization pool.

Interest expense.    The interest expense we incurred during the year ended December 31, 2011 totaled $29,000, compared to $64,000 of similar expenses incurred in the year ended December 31, 2010.

Net Income.    Our net income for the year ended December 31, 2011 was $42.1 million, an increase of $25.1 million, or 147.5%, versus $17.0 million for the same fiscal period in 2010. We attribute this increase to several factors, with the most significant cause being an increase of revenues of $114.7 million substantially as a result of improved market conditions and the resulting higher operating income. Factors slightly offsetting this increase included:

•

The (increase) decrease in the payable under the tax receivable agreement of $(3.9) million and $0.8 million for the years ended December 31, 2011 and 2010, respectively, primarily reflects the (increase) decrease in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement as we are obligated to pay HFF Holdings 85% of any cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis pursuant to our election under Section 754. Each year we update the tax rates used to measure the deferred tax assets which resulted in an increase in deferred tax assets of $4.6 million for 2011 and a reduction of deferred tax assets of $1.0 million for 2010.

•

Income tax expense was approximately $22.4 million for the year ended December 31, 2011, an increase of $13.8 million from $8.6 million in the year ended December 31, 2010. This increase is primarily due to the increase in net operating income experienced during the year ended December 31, 2011 compared to the same period in the prior year. During the year ended December 31, 2011, the Company recorded an income tax benefit of approximately $4.6 million primarily relating to the change in the rates used to measure the Company’s deferred tax assets and the reversal of a valuation allowance on certain state net operating loss carryforwards. During the year ended December 31, 2010, the Company recorded current income tax expense of $0.4 million and deferred income tax expense of $8.2 million. For further detail relating to the Operating Partnerships’ tax basis step-up election under Section 754, refer to Note 13 to our consolidated financial statements.

Net income attributable to noncontrolling interest equaled $2.0 million for the year ended December 31, 2011, representing the ownership interest of HFF Holdings in the Operating Partnerships, a decrease of $4.1 million from the same period of the prior year. This decrease is due to lower average ownership interest of HFF Holdings in the Operating Partnerships due to the exercise of the Exchange Rights that occurred during 2010 and 2011 offset in part by higher net income from the Operating Partnerships in 2011 as compared to 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	For The Year Ended December 31,
	2010		2009		Total Dollar Change	Total Percentage Change
	Dollars	% of Revenue	Dollars	% of Revenue
	(Dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$136,837	97.8%	$72,234	93.2%	$64,603	89.4%
Interest on mortgage notes receivable	2,087	1.5%	3,458	4.5%	(1,371)	(39.6)%
Other	1,048	0.7%	1,784	2.3%	(736)	(41.3)%

Total revenues	139,972	100.0%	77,476	100.0%	62,496	80.7%
Operating expenses
Cost of services	80,050	57.2%	47,923	61.9%	32,127	67.0%
Personnel	16,103	11.5%	7,144	9.2%	8,959	125.4%
Occupancy	7,054	5.0%	7,573	9.8%	(519)	(6.9)%
Travel and entertainment	3,837	2.7%	2,841	3.7%	996	35.1%
Supplies, research and printing	3,117	2.2%	2,162	2.8%	955	44.2%
Other	14,446	10.3%	13,747	17.7%	699	5.1%

Total operating expenses	124,607	89.0%	81,390	105.1%	43,217	53.1%

Operating income (loss)	15,365	11.0%	(3,914)	(5.1)%	19,279	492.6%
Interest and other income, net	9,487	6.8%	6,431	8.3%	3,056	47.5%
Interest expense	(64)	(0.0)%	(419)	(0.5)%	355	(84.7)%
Decrease in payable under the tax receivable agreement	813	0.6%	1,889	2.4%	(1,076)	(57.0)%

Income before taxes	25,601	18.3%	3,987	5.1%	21,614	542.1%
Income tax expense	8,612	6.2%	2,208	2.8%	6,404	290.0%

Net income	16,989	12.1%	1,779	2.3%	15,210	855.0%
Net income attributable to noncontrolling interest	6,098	4.4%	2,531	3.3%	3,567	140.9%

Net income (loss) attributable to controlling interest	$10,891	7.8%	$(752)	(1.0)%	$11,643	NM

EBITDA (1)	$29,320	20.9%	$7,929	10.2%	$21,391	269.8%
Adjusted EBITDA (1)	$25,554	18.3%	$3,019	3.9%	$22,535	746.4%

“NM” = Not Meaningful

(1)	Set forth below is a reconciliation of consolidated net income attributable to controlling interest to EBITDA and Adjusted EBITDA for the Company for the years ended December 31, 2010 and 2009:

EBITDA and Adjusted EDITDA for the Company is calculated as follows:
(dollars in thousands)
	For the year ended December 31,
	2010	2009
Net income (loss) attributable to controlling interest	$10,891	$(752)
Add:
Interest expense	64	419
Income tax expense	8,612	8,612
Depreciation and amortization	3,655	3,655
Net income attributable to noncontrolling interest	6,098	6,098

EBITDA	$29,320	$7,929
Adjustments:
Stock-based compensation	970	1,136
Initial recording of mortgage servicing rights	(3,923)	(4,157)
Decrease in payable under the tax receivable agreement	(813)	(1,889)

Adjusted EBITDA	$25,554	$3,019

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

Net Income.    Our net income for the year ended December 31, 2010 was $17.0 million, an increase of $15.2 million, or 855.0%, versus $1.8 million for the same fiscal period in 2009. We attribute this increase to several factors, with the most significant cause being an increase of revenues of $62.5 million substantially as a result of improved market conditions and the resulting higher operating income. Factors slightly offsetting this increase included:

•

The decrease in the payable under the tax receivable agreement of $0.8 million and $1.9 million for the years ended December 31, 2010 and 2009, respectively, primarily reflects the decrease in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement as we are obligated to pay HFF Holdings 85% of any cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis pursuant to our election under Section 754. Each year we update the tax rates used to measure the deferred tax assets which resulted in a reduction of deferred tax assets of $1.0 million and $2.2 million for 2010 and 2009, respectively.

•

Income tax expense was approximately $8.6 million for the year ended December 31, 2010, an increase of $6.4 million from $2.2 million in the year ended December 31, 2009. This increase is primarily due to the increase in net operating income experienced during the year ended December 31, 2010 compared to the same period in the prior year. During the year ended December 31, 2010, the Company recorded income tax expense of approximately $1.0 million relating to the change in the rates used to measure the Company’s deferred tax assets and the establishment of a valuation allowance on certain state net operating loss carryforwards. During the year ended December 31, 2009, the Company recorded current income tax expense of $0.5 million and deferred income tax expense of $1.7 million. For further detail relating to the Operating Partnerships’ tax basis step-up election under Section 754, refer to Note 13 to our consolidated financial statements.

Net income attributable to noncontrolling interest equaled $6.1 million for the year ended December 31, 2010, representing the ownership interest of HFF Holdings in the Operating Partnerships, an increase of $3.6 million from the same period of the prior year. This increase is due to higher net income from the Operating Partnership in 2010 as compared to 2009 offset in part by lower average ownership interest of HFF Holdings in the Operating Partnerships due to the exercise of the Exchange Rights that occurred during 2010.

Financial Condition

Total assets increased to $478.5 million at December 31, 2011 compared to $333.2 million at December 31, 2010 due primarily to:

•	An increase in cash and cash equivalents to $141.8 million at December 31, 2011 compared to $73.3 million at December 31, 2010.

•

An increase in mortgage notes receivable of $79.9 million to $154.4 million at December 31, 2011 from $74.6 million at December 31, 2010 due to increase in the loans outstanding related to our Freddie Mac Program Plus Seller Servicer business at December 31, 2011 as compared to December 31, 2010.

•

An increase in intangible assets, net of $2.6 million to $13.1 million at December 31, 2011. This increase is primarily due to the recognition of acquired mortgage servicing rights in 2011, net of amortization for the year.

Total liabilities increased to $348.1 million at December 31, 2011 compared to $243.5 million at December 31, 2010, due primarily to:

•

An increase our warehouse lines of credit of $79.9 million due to an increase in the loans outstanding related to our Freddie Mac Program Plus Seller Servicer business at December 31, 2011 as compared to December 31, 2010.

•

An increase in the payable under the tax receivable agreement of $2.7 million primarily due to an increase of $5.1 million resulting from the step-up in basis from the partnership unit exchanges that occurred during 2011 and an increase of $3.9 million from the remeasurement of the rates that impact the deferred tax asset. These increases were partially offset by the payment of $6.3 million to HFF Holdings for the 2010 tax year.

•

An increase in accrued compensation and related taxes of $16.7 million primarily due to the increased production volumes and operating income and the establishment of the firm profit participation plan in 2011.

Stockholders’ equity increased to $130.4 million at December 31, 2011 from $89.7 million at December 31, 2010 primarily due to the net income earned during the year ended December 31, 2011 and the recording of stock based compensation of $0.8 million in 2011. Noncontrolling interest was approximately $3.6 million and $4.4 million at December 31, 2011 and 2010, respectively. From December 31, 2010 to December 31, 2011, noncontrolling interest decreased $2.9 million due to distributions to HFF Holdings which decrease was partially offset by an increase of $2.0 million due to HFF Holdings’ proportionate share of the Operating Partnerships’ net income.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of tax distributions to members of HFF Holdings, the timing of payments under the tax receivable agreement and payment of commissions and bonuses to employees.

2011

Cash and cash equivalents increased $68.4 million in the year ended December 31, 2011. Net cash of $73.7 million was provided by operating activities, primarily resulting from $42.1 million of net income, $5.3 million of proceeds from the sale of mortgage servicing rights, an increase in accrued compensation and related taxes of $15.5 million and a decrease in deferred taxes of $14.4 million. These increases of cash were partially offset by a $6.3 million payment to HFF Holdings under the tax receivable agreement. Cash of $2.0 million was used for investing in property and equipment. Financing activities used $3.2 million of cash. Payments on capital leases used $0.2 million, $0.1 million was used to purchase shares of Class A common stock in connection with employee tax withholdings and $2.9 million of cash was used to make a tax distribution to the noncontrolling interest holder.

2010

Cash and cash equivalents increased $32.4 million in the year ended December 31, 2010. Net cash of $34.3 million was provided by operating activities, primarily resulting from $17.0 million of net income, $3.1 million of proceeds from the sale of mortgage servicing rights, an increase in accrued compensation and related taxes of $9.0 million and a decrease in deferred taxes of $8.2 million. These increases of cash were partially offset by a $0.8 million decrease in the payable to HFF Holdings under the tax receivable agreement. Cash of $0.4 million was used for investing in property and equipment. Financing activities used $1.5 million of cash. Payments on capital leases used $0.3 million, $0.2 million was used to purchase shares of Class A common stock in connection with employee tax withholdings and $1.1 million of cash was used to make a tax distribution to the noncontrolling interest holder.

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At December 31, 2011, our cash and cash equivalents of $141.8 million were invested or held at two financial institutions in a mix of money market funds and bank demand deposit accounts. Our current liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash levels, credit lines, interest and payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. Prior to February 2010, we maintained a line of credit under our revolving credit facility in excess of anticipated liquidity requirements. Our latest revolving credit facility matured on February 5, 2010, and we chose not to extend it for an additional term. We had not borrowed on this revolving line of credit facility since it was put in place in February 2007.

In accordance with the Operating Partnerships’ partnership agreements, and approval from the board of directors of HFF, Inc. and Holliday GP (as general partner of the Operating Partnerships), the Operating Partnerships may make quarterly distributions to its partners, including HFF, Inc., based on taxable income, if any, in an amount sufficient to cover all applicable taxes payable by the members of HFF Holdings and by us and to cover dividends, if any, declared by the board of directors. During the years ended December 31, 2011 and 2010, the Operating Partnerships distributed $2.9 million and $1.1 million, respectively to HFF Holdings. These distributions decreased the noncontrolling interest balance on our consolidated balance sheet.

Over the twelve month period ended December 31, 2011, we generated approximately $73.7 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the year ended December 31, 2011, we incurred approximately $201.3 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the year ended December 31, 2011, approximately 65.0% of our operating expenses were variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our working capital needs. However, if the economy deteriorates again in the future at the rate it did during 2008 and 2009, or greater, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. As of February 29, 2012, our cash and cash equivalents were $139.0 million. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. We have estimated that the payments that will be made to HFF Holdings will be $149.8 million, of which approximately $17.9 million is anticipated to be paid during 2012. Our liquidity needs related to our long term obligations are primarily related to our facility leases and capital lease obligations. Additionally, for the year ended December 31, 2011, we incurred approximately $7.0 million in occupancy expenses and approximately $29,000 in interest expense.

We are a party to an uncommitted $250 million financing arrangement with PNC Bank, N.A. (PNC) and an uncommitted $75 million financing arrangement with The Huntington National Bank (Huntington) to fund our Freddie Mac loan closings. Pursuant to these arrangements, PNC or Huntington funds the multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington National Bank financing arrangements are only for the purpose of supporting our participation in Freddie Mac’s Program Plus Seller Servicer program and cannot be used for any other purpose. As of December 31, 2011, we had outstanding borrowings of $154.4 million under the PNC/Huntington National Bank arrangements and a corresponding amount of mortgage notes receivable. Although we believe that our current financing arrangements with PNC and Huntington National Bank are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

Goodwill.    We evaluate goodwill for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the estimated fair value of the Company. In determining the fair value of the Company for purposes of evaluating goodwill for impairment, we utilize a combined market and discounted cash flows approach. In applying the market approach, we use the stock price of our Class A common stock as of the measurement date multiplied by the sum of current outstanding shares as of the measurement date and an estimated control premium. In applying the discounted cash flows approach, we project our cash flows for the next five years plus a terminal value and discount this stream of cash to determine an estimated fair value. We then apply a weighted factor to both the market approach and discounted cash flow approach to determine the estimated fair value of the Company. As of February 29, 2012, management’s analysis indicates that a greater than 80% decline in the estimated fair value of the Company may result in the recorded goodwill being potentially impaired and would require management to measure the amount of the impairment charge. Goodwill is potentially impaired if the recorded book value of goodwill exceeds the implied fair value of goodwill as determined under this valuation technique. We use our best judgment and information available to us at the time to perform this review.

Intangible Assets.    Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders and deferred financing costs. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing, prepayment rates and discount rates are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of December 31, 2011, the fair value and net book value of the servicing rights were $14.8 million and $13.0 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 69%, the discount rate increased 31% or if there is an 18% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization over its expected life. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.

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

The net deferred tax asset of $155.8 million at December 31, 2011 is comprised mainly of a $176.4 million deferred tax asset related to the Section 754 election tax basis step up, net of a $21.9 million valuation allowance. The net deferred tax asset related to the Section 754 election tax basis step up of $154.5 million represents annual pre-tax deductions of approximately $25.6 million through 2021, then decreasing over the next five years to approximately $0.1 million in 2026. In order to realize the annual pre-tax benefit of approximately $25.6 million, the Company needs to generate approximately $169.0 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit of $25.6 million each year, the shortfall becomes a net operating loss that can be carried back 3 years to offset prior years’ taxable income or carried forward 20 years to offset future taxable income. During 2008 and 2009, based on the decline in production volume and corresponding impact on operating results, we did not realize the entire benefit of the annual deduction. Currently, $1.1 million of this cumulative benefit is characterized as a net operating loss (NOL) and can be carried forward for periods that begin to expire in 2028. The net operating loss of $1.1 million is subject to limitation under Section 382 of the Internal Revenue Code. The limitation on the use of the net operating loss in 2011 was $1.1 million, which can be used in future years. The net operating loss limitation does not impact the Company’s ability to fully utilize the net operating loss before its expiration. In evaluating the realizability of these deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets

Leases.    The Company leases all of its facilities under operating lease agreements. These lease agreements typically contain tenant improvement allowances. The Company records tenant improvement allowances as a leasehold improvement asset, included in property and equipment, net in the Consolidated Balance Sheets, and a related deferred rent liability and amortizes them on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense and a reduction to rent expense, respectively. Lease agreements sometimes contain rent escalation clauses or rent holidays, which are recognized on a straight-line basis over the life of the lease in accordance with ASC 840, Leases (ASC 840). Lease terms generally range from one to ten years. An analysis is performed on all equipment leases to determine whether a lease should be classified as a capital or an operating lease according to ASC 840.

Stock Based Compensation

The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The weighted average assumptions used in the option pricing model as of December 31, 2011 are: (i) zero dividend yield, (ii) expected volatility of 63.9%, (iii) risk free interest rate of 3.2% and (iv) expected life of 6.2 years. The fair value of the restricted stock awards is calculated as the market value of the Company’s Class A common stock on the date of grant. The Company also has restricted stock awards that are accounted for as liability awards and require remeasurement to fair value at the end of each reporting period. The Company’s awards are subject to graded or cliff vesting. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions for all stock-based payment awards are evaluated on a quarterly basis and updated as necessary.

Firm and Office Profit Participation Plans

The Company’s firm and office profit participation plans provide for payments in cash and share-based awards if certain performance targets are achieved during the year. The expense recorded for these plans is estimated during the year based on actual results at each interim reporting date and an estimate of future results for the remainder of the year. The plans allow for payments to be made in both cash and share-based awards, the composition of which is determined in the first calendar quarter of the subsequent year. Cash and share-based awards issued under these plans are subject to vesting conditions over the subsequent year, such that the total expense measured for these plans is recorded over the period from the beginning of the performance year through the vesting date. Based on an accounting policy election, the expense associated with the share-based component of the estimated incentive payout is recognized before the grant date of the stock due to the fact that the terms of the profit participation plans have been approved by the Company’s board of directors and the employees of the Company understand the requirements to earn the award. The expense associated with the plans is included in personnel expenses in the consolidated statements of income.

Certain Information Concerning Off-Balance Sheet Arrangements

We do not currently invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at December 31, 2011 (dollars in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Warehouse line of credit	$154,449	$154,449	$—	$—	$—
Capital lease obligations	569	269	292	8	—
Operating lease obligations	28,033	5,619	9,558	6,093	6,763
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the balance sheet(1)	—	—	—	—	—

Total contractual obligations	$183,051	$160,337	$9,850	$6,101	$6,763

(1)

From time to time we enter into employment agreements with our transaction professionals. Some of these agreements may include payments to be made to the individual at a specific time, if certain conditions have been met. The Company accrues for these payments over the life of the agreement.

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007 and intend to keep that election in effect for each taxable year in which an exchange of partnership units for shares occurs. The initial sale as a result of the Company’s initial public offering increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows us to reduce the amount of future tax payments to the extent that we have future taxable income. We are obligated, however, pursuant to our Tax Receivable Agreement with HFF Holdings, to pay to HFF Holdings, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of these increases in tax basis and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of our payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of our assets resulting in payments to HFF Holdings, we have estimated the payments that will be made to HFF Holdings will be $149.8 million, of which $17.9 million is anticipated to be paid in 2012, and have recorded this obligation to HFF Holdings as a liability on the consolidated balance sheets.

Seasonality

Our capital markets services revenue had historically been seasonal during normal economic and capital market conditions, which can affect an investor’s ability to compare our financial condition and results of operation on a quarter-by-quarter basis. This seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. The typical concentration of earnings and cash flows in the last six months of the year has historically been due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. However, given the recent disruptions facing all global capital markets, and in particular the U.S. commercial real estate markets, this historical pattern of seasonality may or may not continue. For example, while the seasonality described above did occur in 2011, 2010 and 2009, it did not occur in 2007 or 2008, causing historical comparisons to be even more difficult to gauge.

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

Recent Accounting Pronouncements

On May 12, 2011, the Financial Accounting Standards Board (FASB) issued an update to the accounting standard on fair value measurement. The update amends certain fair value measurement guidance and expands disclosure requirements primarily for fair value measurements utilizing significant unobservable inputs (Level 3) and items not measured at fair value but for which fair value must be disclosed. This update is effective for interim and annual periods beginning after December 15, 2011. Management does not expect the adoption of the update to have a material impact on the Company’s consolidated financial position and results of operations.

On September 15, 2011, the FASB issued an update to the accounting standard on intangibles. The update amends guidance on testing goodwill for impairment to permit a qualitative assessment prior to performance of the two-step impairment test. If the result of the qualitative assessment reveals that there are no indicators of impairment, a quantitative calculation would not be required. This update is effective for interim and annual periods beginning after December 15, 2011. Management does not expect the adoption of the update to impact the Company’s consolidated financial position and results of operations.

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

Management assessed the effectiveness of HFF’s internal control over financial reporting as of December 31, 2011, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2011, its system of internal control over financial reporting is properly designed and operating effectively to achieve the criteria of the “Internal Control — Integrated Framework.” Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued an attestation report on HFF’s internal control over financial reporting.

Dated: March 9, 2012	/s/ John H. Pelusi, Jr.
John H. Pelusi, Jr.
Chief Executive Officer

Dated: March 9, 2012	/s/ Gregory R. Conley
Gregory R. Conley
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

HFF, Inc.

We have audited the accompanying consolidated balance sheets of HFF, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HFF, Inc. at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HFF, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

March 9, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

HFF, Inc.

We have audited HFF, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HFF Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, HFF, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HFF, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of HFF, Inc. and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

March 9, 2012

HFF, Inc.

Consolidated Balance Sheets

	December 31
	2011	2010
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$141,763	$73,339
Restricted cash (Note 7)	80	80
Accounts receivable	1,411	1,029
Receivable from affiliate (Note 18)	223	19
Mortgage notes receivable (Note 8)	154,449	74,594
Prepaid taxes	79	76
Prepaid expenses and other current assets	2,205	1,273
Deferred tax asset, net	4,556	2,058

Total current assets	304,766	152,468
Property and equipment, net (Note 4)	4,315	3,558
Deferred tax asset	151,224	162,195
Goodwill	3,712	3,712
Intangible assets, net (Note 5)	13,137	10,513
Other noncurrent assets	1,297	704

Total assets	$478,451	$333,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$269	$166
Warehouse line of credit (Note 8)	154,449	74,594
Accrued compensation and related taxes	30,828	14,169
Accounts payable	1,670	1,071
Current portion of payable under the tax receivable agreement (Note 13)	17,876	6,288
Other current liabilities	7,227	3,365

Total current liabilities	212,319	99,653
Deferred rent credit	3,508	2,875
Payable under the tax receivable agreement (Note 13)	131,924	140,779
Other long-term liabilities	—	22
Long-term debt, less current portion (Note 7)	300	138

Total liabilities	348,051	243,467
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 shares authorized; 36,102,322 and 34,939,922 shares issued, respectively; and 35,983,965 and 34,829,382 outstanding, respectively	360	348
Class B common stock, par value $0.01 per share, 1 share authorized, issued and outstanding	—	—
Treasury stock, 118,357 and 110,540 shares at cost, respectively	(490)	(396)
Additional paid-in-capital	64,049	62,485
Retained earnings	62,914	22,895

Total parent stockholders’ equity	126,833	85,332

Noncontrolling interest (Note 14)	3,567	4,351
Total equity	130,400	89,683

Total liabilities and stockholders’ equity	$478,451	$333,150

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Income

	Years Ending December 31,
	2011	2010	2009
	(Dollars in thousands)
Revenues
Capital markets services revenue	$249,460	$136,837	$72,234
Interest on mortgage notes receivable	3,237	2,087	3,458
Other	1,982	1,048	1,784

	254,679	139,972	77,476
Expenses
Cost of services	143,979	80,050	47,923
Personnel	23,375	16,103	7,144
Occupancy	7,012	7,054	7,573
Travel and entertainment	6,247	3,837	2,841
Supplies, research, and printing	4,452	3,117	2,162
Insurance	1,643	1,776	1,850
Professional fees	3,849	4,088	3,662
Depreciation and amortization	4,627	3,655	3,523
Interest on warehouse line of credit	2,062	1,333	1,979
Other operating	4,061	3,594	2,733

	201,307	124,607	81,390

Operating income (loss)	53,372	15,365	(3,914)
Interest and other income, net	14,968	9,487	6,431
Interest expense	(29)	(64)	(419)
(Increase) decrease in payable under the tax receivable agreement	(3,890)	813	1,889

Income before taxes	64,421	25,601	3,987
Income tax expense	22,371	8,612	2,208

Net income	42,050	16,989	1,779
Net income attributable to noncontrolling interest	2,031	6,098	2,531

Net income (loss) attributable to controlling interest	$40,019	$10,891	$(752)

Earnings per share — Basic and Diluted
Income (loss) available to HFF, Inc. common stockholders — Basic	$1.12	$0.40	$(0.05)

Weighted average shares outstanding — Basic	35,867,610	26,900,261	16,637,216

Income (loss) available to HFF, Inc. common stockholders —Diluted	$1.11	$0.40	$(0.05)

Weighted average shares outstanding — Diluted	36,125,173	27,085,646	16,637,967

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity

	Controlling Interest
	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2008	16,446,480	$164	—	$—	$26,206	$12,756	$26,500	$65,626
Issuance of Class A common stock, net(1)	816,801	9	—	—	956	—	(963)	2
Repurchase of Class A common stock	(80,049)	(1)	80,049	(173)	—	—	—	(174)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	200	—	—	200
Stock compensation and other, net	—	—	—	—	1,136	—	—	1,136
Distributions	—	—	—	—	—	—	(1,564)	(1,564)
Net (loss) income	—	—	—	—	—	(752)	2,531	1,779

Stockholders’ equity, December 31, 2009	17,183,232	$172	80,049	$(173)	$28,498	$12,004	$26,504	$67,005
Issuance of Class A common stock, net(1)	17,676,641	176	—	—	27,014	—	(27,190)	—
Repurchase of Class A common stock	(30,491)	—	30,491	(223)	—	—	—	(223)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	6,049	—	—	6,049
Stock compensation and other, net	—	—	—	—	924	—	—	924
Distributions	—	—	—	—	—	—	(1,061)	(1,061)
Net income	—	—	—	—	—	10,891	6,098	16,989

Stockholders’ equity, December 31, 2010	34,829,382	$348	110,540	$(396)	$62,485	$22,895	$4,351	$89,683
Issuance of Class A common stock, net(1)	1,162,400	12	—	—	(101)	—	89	—
Repurchase of Class A common stock	(7,817)	—	7,817	(94)	—	—	—	(94)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	820	—	—	820
Stock compensation and other, net	—	—	—	—	845	—	—	845
Distributions	—	—	—	—	—	—	(2,904)	(2,904)
Net income	—	—	—	—	—	40,019	2,031	42,050

Stockholders’ equity, December 31, 2011	35,983,965	$360	118,357	$(490)	$64,049	$62,914	$3,567	$130,400

(1)	Includes the effect of the exchange of the Operating Partnerships units by HFF Holdings and the effect of the timing of the tax distribution payments on the ownership of the Operating Partnerships.

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2011	2010	2009
	(Dollars in thousands)
Operating activities
Net income	$42,050	$16,989	$1,779
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	2,053	970	1,137
Deferred income taxes	14,426	8,239	1,670
Payable under the tax receivable agreement	3,890	(813)	(1,888)
Depreciation and amortization:
Property and equipment	1,730	1,263	1,444
Intangibles	2,888	2,393	2,079
Gain on sale or disposition or impairment of assets	(8,918)	(5,713)	(4,966)
Mortgage service rights assumed	(1,932)	(993)	(762)
Proceeds from sale of mortgage servicing rights	5,344	3,093	2,030
Increase (decrease) in cash from changes in:
Restricted cash	—	63	47
Accounts receivable	(382)	(460)	416
Payable to/(receivable from) affiliate	(204)	(73)	(38)
Payable under the tax receivable agreement	(6,289)	—	(2,258)
Deferred taxes, net	—	—	(1)
Mortgage notes receivable	(79,855)	(35,794)	(22,500)
Net borrowings on warehouse line of credit	79,855	35,794	22,500
Prepaid taxes, prepaid expenses and other current assets	(935)	151	5,213
Other noncurrent assets	(593)	(292)	47
Accrued compensation and related taxes	15,452	9,011	(209)
Accounts payable	599	205	371
Other accrued liabilities	3,862	646	406
Other long-term liabilities	618	(370)	(657)

Net cash provided by operating activities	73,659	34,309	5,860
Investing activities
Purchases of property and equipment	(2,003)	(357)	(47)

Net cash used in investing activities	(2,003)	(357)	(47)
Financing activities
Payments on long-term debt	(234)	(260)	(173)
Treasury stock	(94)	(223)	(173)
Distributions to members’ and noncontrolling interest holder	(2,904)	(1,061)	(1,564)

Net cash used in financing activities	(3,232)	(1,544)	(1,910)

Net increase in cash	68,424	32,408	3,903
Cash and cash equivalents, beginning of period	73,339	40,931	37,028

Cash and cash equivalents, end of period	$141,763	$73,339	$40,931

Supplemental disclosure of cash flow information
Cash paid for income taxes	$3,545	$52	$104

Cash paid for interest	$1,997	$1,374	$2,413

Supplemental disclosure of non-cash financing activities
Property acquired under capital leases	$491	$227	$292

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

Organization

HFF, Inc., a Delaware corporation (the “Company”), through its Operating Partnerships, Holliday Fenoglio Fowler, L.P., a Texas limited partnership (“HFF LP”), and HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”), is a financial intermediary and provides capital markets services including debt placement, investment sales, structured finance, private equity, investment banking and advisory services, loan sales and commercial loan servicing and commercial real estate structured financing placements in 20 cities in the United States. The Company’s operations are impacted by the availability of equity and/or debt as well as credit and liquidity in the domestic and global capital markets especially in the commercial real estate sector. Significant disruptions or changes in domestic and global capital market flows, as well as credit and liquidity issues in the global and domestic capital markets, regardless of their duration, could adversely affect the supply and/or demand for capital from investors for commercial real estate investments which could have a significant impact on all of the Company’s capital market services revenues.

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

On February 5, 2007, the Company closed its initial public offering of 14,300,000 shares of common stock. Net proceeds from the sale of the stock were $236.4 million, net of $18.0 million of underwriting commissions and $3.0 million of offering expenses. The proceeds of the initial public offering were used to purchase from HFF Holdings LLC, a Delaware limited liability company (“HFF Holdings”), all of the shares of Holliday GP Corp. and purchase from HFF Holdings partnership units representing approximately 39% of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP). HFF Holdings used approximately $56.3 million of its proceeds to repay all outstanding indebtedness under HFF LP’s credit agreement. Accordingly, the Company did not retain any of the proceeds from the initial public offering.

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

In addition to cash received for its sale of all of the shares of Holliday GP and approximately 45% of partnership units of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP), HFF Holdings also received, through the issuance of one share of HFF, Inc.’s Class B common stock to HFF Holdings, an exchange right that permits HFF Holdings to exchange interests in the Operating Partnerships for shares of (i) HFF, Inc.’s Class A common stock (the “Exchange Right”) and (ii) rights under a tax receivable agreement between the Company and HFF Holdings (the “TRA”). See Notes 14 and 13 for further discussion of the exchange right held by HFF Holdings and the tax receivable agreement.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

As a result of the reorganization into a holding company structure in connection with the initial public offering, HFF, Inc. became a holding company through a series of transactions pursuant to a sale and purchase agreement. Pursuant to the initial public offering and reorganization, HFF, Inc.’s sole assets are partnership interests in Operating Partnerships (that are held through its wholly-owned subsidiary HFF Partnership Holdings, LLC, a Delaware limited liability company) and all of the shares of Holliday GP, the sole general partner of each of the Operating Partnerships. The transactions that occurred in connection with the initial public offering and reorganization are referred to as the “Reorganization Transactions.”

The Reorganization Transactions were treated, for financial reporting purposes, as a reorganization of entities under common control. As such, these financial statements present the consolidated financial position and results of operations as if HFF, Inc., Holliday GP and the Operating Partnerships (collectively referred to as the Company) were consolidated for all periods presented. Income earned by the Operating Partnerships subsequent to the initial public offering and attributable to the members of HFF Holdings based on their remaining ownership interest (see Note 14) is recorded as noncontrolling interest in the consolidated financial statements. The remaining income attributable to Class A common stockholders is considered in the determination of earnings per share of Class A common stock (see Note 16).

Basis of Presentation

The accompanying consolidated financial statements of HFF, Inc. as of December 31, 2011 and December 31, 2010 include the accounts of HFF LP, HFF Securities, and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP and Partnership Holdings. All significant intercompany accounts and transactions have been eliminated.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The accompanying consolidated financial statements of HFF, Inc. include the accounts of HFF LP, HFF Securities and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP and Partnership Holdings. The ownership interest of HFF Holdings in HFF LP and HFF Securities is treated as a noncontrolling interest in the consolidated financial statements of HFF, Inc. All significant intercompany accounts and transactions have been eliminated.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company places its cash with financial institutions in amounts which at times exceed the FDIC insurance limit. The recent situation in the global credit markets whereby many world governments (including the U.S. where the Company transacts virtually all of its business) had to take unprecedented and uncharted steps to either support the financial institutions in their respective countries from collapse or taken direct ownership of same was unprecedented in the Company’s history and made the deposit of cash in excess of the FDIC insured limits a significant risk. The Company has not experienced any losses in such accounts and believes it is not exposed to any credit risk on cash other than as identified herein.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts and short-term investments with original maturities of three months or less. At December 31, 2011, our cash and cash equivalents were invested or held in a mix of money market funds and bank demand deposit accounts at two financial institutions.

Revenue Recognition

Capital markets services revenues consist of origination fees, investment sales fees, loan sale fees, placement fees and servicing fees. Origination fees are earned for the placement of debt, equity or structured financing for real estate transactions. Investment sales and loan sales fees are earned for brokering sales of real estate and/or loans. Placement fees are earned by HFF Securities for discretionary and nondiscretionary equity capital raises and other investment banking services. These fees are negotiated between the Company and its clients, generally on a case-by-case basis and are recognized and generally collected at the closing and the funding of the transaction, unless collection of the fee is not reasonably assured, in which case the fee is recognized as collected. The Company’s fee agreements do not include terms or conditions that require the Company to perform any service or fulfill any obligation once the transaction closes. Servicing fees are compensation for providing any or all of the following: collection, remittance, recordkeeping, reporting and other services for either lenders or borrowers on mortgages placed with third-party lenders. Servicing fees are recognized when cash is collected as these fees are contingent upon the borrower making its payments on the loan.

Certain of the Company’s fee agreements provide for reimbursement of employee-related costs which the Company recognizes as revenue. Certain reimbursements received from clients for out-of-pocket expenses are characterized as revenue in the statement of income rather than as a reduction of expenses incurred. Since the Company is the primary obligor, has supplier discretion, and bears the credit risk for such expenses, the Company records reimbursement revenue for such out-of-pocket expenses. Reimbursement revenue is recognized when billed if collectibility is reasonably assured. Reimbursement revenue is classified as other revenue in the consolidated statements of income.

Mortgage Notes Receivable

The Company is qualified with the Federal Home Loan Mortgage Corporation (Freddie Mac) as a Freddie Mac Multifamily Program Plus® Seller/Servicer. Under this Program, the Company originates mortgages based

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

on commitments from Freddie Mac, and then sells the loans to Freddie Mac approximately one month following the loan origination. The Company recognizes interest income on the accrual basis during this holding period based on the contract interest rate in the loan that will be purchased by Freddie Mac (see Note 8).

The loans are initially recorded and then subsequently sold to Freddie Mac at the Company’s cost. The Company records mortgage loans held for sale at period end at market value in accordance with the provisions of ASC 948, Financial Services-Mortgage Banking, which states that market value for mortgage loans covered by investor commitments shall be based on commitment prices. In the case of loans originated for Freddie Mac, the commitment price is equal to the Company’s cost due to the short time frame from the Company’s origination to the purchase of the loan by the investor, which is approximately 30 days. As a result, the Company does not deem there to be any potential lower of cost or market issues.

Freddie Mac requires HFF LP to meet minimum net worth and liquid assets requirements and to comply with certain other standards. As of December 31, 2011, HFF LP met Freddie Mac’s minimum net worth and liquid assets requirements.

Advertising

Costs associated with advertising are expensed as incurred. Advertising expense was $0.7 million, $0.4 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. These amounts are included in other operating expenses in the accompanying consolidated statements of income.

Property and Equipment

Property and equipment are recorded at cost, except for those assets acquired on June 16, 2003, which were recorded at their estimated fair values. The Company depreciates furniture, office equipment and computer equipment on the straight-line method over three to seven years. Software costs are depreciated using the straight-line method over three years, while capital leases and leasehold improvements are depreciated using the straight-line method over the shorter of the term of the lease or useful life of the asset.

Depreciation expense was $1.7 million, $1.3 million and $1.4 million for the years ended December 21, 2011, 2010 and 2009, respectively.

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

Prepaid Compensation Under Employment Agreements

The Company entered into employment agreements with certain employees whereby sign-up bonuses and incentive compensation payments were made during 2011 and 2010. In most cases, the sign-up bonuses and the incentive compensation are to be repaid to the Company upon voluntary termination by the employee or termination by cause (as defined) by the Company prior to the termination of the employment agreement. The total cost of the employment agreements is being amortized by the straight-line method over the term of the agreements and is included in cost of services on the accompanying consolidated statements of income. As of December 31, 2011, 2010 and 2009, there was a total of approximately $1.1 million, $0.2 million and $0.1 million of unamortized costs related to HFF LP agreements, respectively.

Producer Draws

As part of the Company’s overall compensation program, the Company offers a new producer a draw arrangement which generally lasts until such time as a producer’s pipeline of business is sufficient to allow the producer to earn sustainable commissions. This program is intended to provide the producer with a minimal amount of cash flow to allow adequate time for the producer to develop business relationships. Similar to traditional salaries, the producer draws are paid irrespective of the actual fees generated by the producer. Often these producer draws represent the only form of compensation received by the producer. Furthermore, it is not the Company’s policy to seek collection of unearned producer draws under this arrangement. As a result, the Company has concluded that producer draws are economically equivalent to salaries paid, and accordingly, charges them to compensation expense as incurred. The producer is also entitled to earn a commission on closed revenue transactions. Commissions are calculated as the commission that would have been earned by the broker under one of the Company’s commission programs, less any amount previously paid to the producer in the form of a draw.

Intangible Assets

Intangible assets include mortgage servicing rights under agreements with third-party lenders and costs associated with obtaining a FINRA license.

Servicing rights are capitalized for servicing assumed on loans originated and sold to the Freddie Mac with servicing retained based on an allocation of the carrying amount of the loan and the servicing right in proportion to the relative fair values at the date of sale. Servicing rights are recorded at the lower of cost or market.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Mortgage servicing rights do not trade in an active, open market and therefore, do not have readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the net present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing, prepayment rates and discount rates are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions.

Effective January 1, 2007, the Company adopted the provisions of ASC 860, Transfers and Servicing (ASC 860). ASC 860 requires an entity to recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract, regardless of whether explicit consideration is exchanged. The statement also permits a company to choose to either subsequently measure servicing rights at fair value and to report changes in fair value in earnings, or to retain the amortization method whereby servicing rights are recorded at the lower of cost or fair value and are amortized over their expected life. The Company retained the amortization method upon adoption of ASC 860, but began recognizing the fair value of servicing contracts involving no consideration assumed after January 1, 2007. The fair value of servicing rights assumed without consideration and recognized as intangible assets and income in 2011 and 2010 was $1.9 million and $1.0 million, respectively. These amounts are recorded in Interest and other income, net in the consolidated statements of income.

HFF Securities has recognized an intangible asset in the amount of $0.1 million for the costs of obtaining and holding a FINRA license as a broker-dealer. The license is determined to have an indefinite useful economic life and is, therefore, not being amortized.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Firm and Office Profit Participation Plans

The Company’s firm and office profit participation plans provide for payments in cash and share-based awards if certain performance targets are achieved during the year. The expense recorded for these plans is estimated during the year based on actual results at each interim reporting date and an estimate of future results for the remainder of the year. The plans allow for payments to be made in both cash and share-based awards, the composition of which is determined in the first calendar quarter of the subsequent year. Cash and share-based awards issued under these plans are subject to vesting conditions over the subsequent year, such that the total expense measured for these plans is recorded over the period from the beginning of the performance year through the vesting date. Based on an accounting policy election, the expense associated with the share-based component of the estimated incentive payout is recognized before the grant date of the stock due to the fact that the terms of the profit participation plans have been approved by the Company’s board of directors and the employees of the Company understand the requirements to earn the award. The expense associated with the plans is included in personnel expenses in the consolidated statements of income.

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

Income Taxes

In July 2006, the FASB issued an update to ASC 740, Income Taxes (ASC 740). Generally, this update clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with existing income tax accounting standards, and prescribes certain thresholds and attributes for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The provisions of ASC 740 were applied on January 1, 2007, and did not have a material impact on our consolidated financial position or results of operations. Disclosures required by ASC 740 are provided in Note 13.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Cost of Services

The Company considers personnel expenses directly attributable to providing services to its clients, such as salaries, commissions and transaction bonuses to producers and analysts, and certain purchased services to be directly attributable to the generation of capital markets services revenue and has classified these expenses as cost of services in the consolidated statements of income.

Segment Reporting

The Company operates in one reportable segment, the commercial real estate financial intermediary segment and offers debt placement, investment sales, loan sales, structured finance, equity placement and investment banking services through its 20 offices. The results of each office have been aggregated for segment reporting purposes as they have similar economic characteristics and provide similar services to a similar class of customer.

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

Recent Accounting Pronouncements

On May 12, 2011, the Financial Accounting Standards Board (FASB) issued an update to the accounting standard on fair value measurement. The update amends certain fair value measurement guidance and expands disclosure requirements primarily for fair value measurements utilizing significant unobservable inputs (Level 3) and items not measured at fair value but for which fair value must be disclosed. This update is effective for interim and annual periods beginning after December 15, 2011. Management does not expect the adoption of the update to have a material impact on the Company’s consolidated financial position and results of operations.

On September 15, 2011, the FASB issued an update to the accounting standard on intangibles. The update amends guidance on testing goodwill for impairment to permit a qualitative assessment prior to performance of the two-step impairment test. If the result of the qualitative assessment reveals that there are no indicators of impairment, a quantitative calculation would not be required. This update is effective for interim and annual periods beginning after December 15, 2011. Management does not expect the adoption of the update to impact the Company’s consolidated financial position and results of operations.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

3.	Stock Compensation

Effective January 1, 2006, the Company adopted ASC 718 using the modified prospective method. Under this method, the Company recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the adoption for which requisite service has not been provided as of January 1, 2006. The Company did not grant any share-based awards prior to January 31, 2007. ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. For stock options, the Company uses the simplified method to determine the expected term of the option as the Company does not have enough history as a public company to estimate an expected term. Expected volatility used to value stock options is based on the Company’s historical volatility. The fair value of the restricted stock awards is calculated as the market value of the Company’s Class A common stock on the date of grant. The Company also has restricted stock awards that are accounted for as liability awards and require remeasurement to fair value at the end of each reporting period. The Company’s awards are subject to graded or cliff vesting. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions for all stock-based payment awards are evaluated on a quarterly basis and updated as necessary. A summary of the cost of the awards granted during the years ended December 31, 2011 and 2010 is provided below.

Omnibus Incentive Compensation Plan

Prior to the effective date of the initial public offering, the stockholder of HFF, Inc. and the Board of Directors adopted the HFF, Inc. 2006 Omnibus Incentive Compensation Plan (the “Plan”). The Plan authorizes the grant of deferred stock, restricted stock, stock options, stock appreciation rights, stock units, stock purchase rights and cash-based awards. Upon the effective date of the registration statement, grants were awarded under the Plan to certain employees and non-employee members of the board of directors. The Plan imposes limits on the awards that may be made to any individual during a calendar year. The number of shares available for awards under the terms of the Plan is 3,500,000 (subject to stock splits, stock dividends and similar transactions). For a full copy of the Plan, see Exhibit 10.9 to the Registration Statement on Form S-1 filed with the SEC on January 8, 2007.

The stock compensation cost that has been charged against income for the years ended December 31, 2011, 2010 and 2009, was $2.1 million, $1.0 million and $1.1 million, respectively, which is recorded in “Personnel” expenses in the consolidated statements of income. At December 31, 2011, there was approximately $3.0 million of unrecognized compensation cost related to share based awards.

The fair value of stock options is estimated on the grant date using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for the year ended December 31, 2011:

Dividend yield	0.0%
Expected volatility	63.9%
Risk-free interest rate	3.2%
Expected life (in years)	6.2

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2009	28,044	$15.85	11.3 years	$248
Granted	20,728	4.35	13.0 years	60
Exercised	—	—	—	—
Forfeited or expired	(4,167)	18.00	—	(42)

Balance at December 31, 2009	44,605	$10.31	11.4 years	$266
Granted	12,319	7.58	13.0 years	60
Exercised	—	—	—	—
Forfeited or expired	(5,338)	17.41	—	(52)

Balance at December 31, 2010	51,586	$8.92	11.0 years	$274
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Balance at December 31, 2011	51,586	$8.92	10.0 years	$274

A summary of option activity and related information during 2009, 2010 and 2011 was as follows:

	Options	Weighted Average Exercise Price
Nonvested at January 1, 2009	20,319	$15.14
Granted	20,728	4.35
Vested	(9,347)	15.85
Forfeited or expired	(1,389)	18.00

Nonvested at December 31, 2009	30,311	$7.41
Granted	12,319	7.58
Vested	(14,869)	10.31
Forfeited or expired	—	—

Nonvested at December 31, 2010	27,761	$5.93
Granted	—	—
Vested	(12,639)	5.73
Forfeited or expired	—	—

Nonvested at December 31, 2011	15,122	$6.10

The weighted average grant date fair value of options granted during the years ended December 31, 2011 and 2010 was $0 and $30,000. No options were exercised during either of the years ended December 31, 2011 and 2010. The option exercises will be settled through the issuance of new shares of Class A common stock.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of restricted stock units (“RSU”) activity and related information during the period was as follows:

	RSU’s with no vesting period	RSU’s with graded or cliff vesting period	Total
Balance at January 1, 2009	47,730	137,502	185,232
Granted	161,282	—	161,282
Converted to common stock	(127,604)	(44,795)	(172,399)
Forfeited or expired	—	(2,083)	(2,083)

Balance at December 31, 2009	81,408	90,624	172,032
Granted	55,565	456,029	511,594
Converted to common stock	(58,170)	(44,097)	(102,267)
Forfeited or expired	—	—	—

Balance at December 31, 2010	78,803	502,556	581,359
Granted	12,030	1,804	13,834
Converted to common stock	—	(23,265)	(23,265)
Forfeited or expired	—	—	—

Balance at December 31, 2011	90,833	481,095	571,928

As of December 31, 2011, there were 571,928 RSU’s outstanding, of which 392,700 units are treated as liability awards, which requires the remeasurement of fair value at the end of each reporting period until settlement. The liability awards were granted on December 14, 2010 with a cliff vesting on March 1, 2014. The fair value of vested RSU’s was $0.9 million and $0.8 million at December 31, 2011 and December 31, 2010, respectively. The RSU exercises will be settled through the issuance of new shares of Class A common stock.

The weighted average remaining contractual term of the nonvested restricted stock units is 1.9 years as of December 31, 2011.

On March 1, 2012, the board of directors for the Company granted 236,897 restricted stock units with a fair value of $3.4 million in connection with the 2011 office and firm profit participation plans and other 2011 bonuses. 66,311 of these restricted stock units will vest in 2012.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31
	2011	2010
Furniture and equipment	$4,294	$3,989
Computer equipment	852	929
Capitalized software costs	496	484
Leasehold improvements	6,617	5,916

Subtotal	12,259	11,318
Less accumulated depreciation and amortization	(7,944)	(7,760)

	$4,315	$3,558

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2011 and 2010, the Company has recorded capital leased office equipment within furniture and equipment of $0.8 million and $0.6 million, respectively, including accumulated amortization of $0.3 million and $0.3 million, respectively, which is included within depreciation and amortization expense on the accompanying consolidated statements of income. See Note 7 for discussion of the related capital lease obligations.

5.	Intangible Assets

The Company’s intangible assets are summarized as follows (in thousands):

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Mortgage servicing rights	$22,338	$(9,301)	$13,037	$17,007	$(6,594)	$10,413
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$22,438	$(9,301)	$13,137	$17,207	$(6,694)	$10,513

As of December 31, 2011, 2010 and 2009, the Company serviced $27.2 billion, $25.1 billion and $25.3 billion, respectively, of commercial loans. The Company earned $12.3 million, $11.7 million and $11.0 million in servicing fees and interest on float and escrow balances for the years ended December 31, 2011, 2010 and 2009, respectively. These revenues are recorded as capital markets services revenues in the consolidated statements of income.

The total commercial loan servicing portfolio includes loans for which there is no corresponding mortgage servicing right recorded on the balance sheet, as these servicing rights were assumed prior to January 1, 2007 and involved no initial consideration paid by the Company. The Company has recorded mortgage servicing rights of $13.0 million and $10.4 million on $18.7 billion and $14.6 billion, respectively, of the total loans serviced as of December 31, 2011 and 2010.

The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (CMBS), Freddie Mac and limited-service life company loans.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of December 31, 2011 and 2010 are as follows:

	As of December 31,
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

Changes in the carrying value of mortgage servicing rights for the years ended December 31, 2011 and 2010, and the fair value at the end of each year were as follows:

Category	12/31/10	Capitalized	Amortized	Sold / Transferred	12/31/11	FV at 12/31/11

Freddie Mac	$6,190	$4,131	$(1,296)	$(2,899)	$6,126	$6,583
CMBS	3,232	391	(822)	2,472	5,273	6,169
Life company	900	1,368	(708)	(68)	1,492	1,767
Life company — limited	91	135	(80)	—	146	242

Total	$10,413	$6,025	$(2,906)	$(495)	$13,037	$14,761

Category	12/31/09	Capitalized	Amortized	Sold / Transferred	12/31/10	FV at 12/31/10

Freddie Mac	$5,833	$2,930	$(1,104)	$(1,469)	$6,190	$7,103
CMBS	2,429	172	(526)	1,157	3,232	3,721
Life company	779	774	(653)	—	900	1,080
Life company — limited	139	47	(95)	—	91	123

Total	$9,180	$3,923	$(2,378)	$(312)	$10,413	$12,027

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration. The Company

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $4.1 million and $2.9 million on $1.4 billion and $1.0 billion of loans, respectively, during the years ended December 31, 2011 and 2010, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration of $1.9 million and $1.0 million on $4.2 billion and $1.8 billion of loans, respectively, during the years ended December 31, 2011 and 2010. These amounts are recorded in Interest and other income, net in the consolidated statements of income. During each of 2011 and 2010, the Company sold the cashiering portion of certain Freddie Mac mortgage servicing rights. While the Company transferred the risks and rewards of ownership of the cashiering portion of the relevant mortgage servicing rights, the Company continues to perform limited servicing activities on these loans for a reduced market-based fee. Therefore, the remaining servicing rights were transferred to the CMBS servicing tranche. The net result of these transactions was the Company recording a gain in each of the years ended December 31, 2011 and 2010 of $4.8 million and $2.8 million, respectively, within Interest and other income, net in the consolidated income statements.

Amortization expense related to intangible assets was $2.9 million, $2.4 million, and $2.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is reported in Depreciation and Amortization in the consolidated statements of income.

Estimated amortization expense for the next five years is as follows (in thousands):

2012	$3,198
2013	2,732
2014	2,188
2015	1,663
2016	1,373

The weighted-average remaining life of the mortgage servicing rights intangible asset was 5.7 and 6.4 years at December 31, 2011 and 2010, respectively.

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

As of December 31, 2011 and 2010, the Company did not have any assets or liabilities recognized at fair value on a recurring basis.

In accordance with generally accepted accounting principles, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and mortgage notes receivable. The mortgage servicing rights were not measured at fair value during 2011 as the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at December 31, 2011. See Note 5 for further discussion on the assumptions used in valuing the mortgage servicing rights and impact on earnings during the period. The fair

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

value of the mortgage notes receivable was based on prices observable in the market for similar loans and equaled carrying value at December 31, 2011 and 2010. Therefore, no lower of cost or fair value adjustment was required.

7.	Capital Lease Obligations and Letters of Credit

(a)    Capital Lease Obligation

Capital lease obligations consist of the following at December 31, 2011 and 2010 (in thousands):

	December 31
	2011	2010
Capital lease obligations	$569	$304
Less current maturities	269	166

	$300	$138

Capital lease obligations consist primarily of office equipment leases that expire at various dates through October 2016. A summary of future minimum lease payments under capital leases at December 31, 2011 is as follows (in thousands):

2012	$269
2013	195
2014	97
2015	4
2016	4

$569

(b)    Letters of Credit

At each December 31, 2011 and 2010, the Company had one outstanding letter of credit of approximately $0.1 million as security for one lease. The Company segregated cash in a separate bank account to collateralize the letters of credit. This letter of credit expires in October 2012, and can be extended for one year.

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

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. As of December 31, 2011 and December 31, 2010, HFF LP had $154.4 million and $74.6 million, respectively, outstanding on the warehouse

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

lines of credit and a corresponding amount of mortgage notes receivable. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (0.28% and 0.26% at December 31, 2011 and December 31, 2010, respectively) plus a spread. HFF LP is also paid interest on its loans secured by multifamily loans at the rate in the Freddie Mac note.

9.	Lease Commitments

The Company leases various corporate offices, parking spaces, and office equipment under noncancelable operating leases. These leases have initial terms of one to ten years. Several of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $5.3 million, $5.6 million, and $6.0 million for the years ended December 31, 2011, 2010 and 2009, respectively and is recorded within occupancy expense in the consolidated statements of income.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (in thousands):

2012	$5,619
2013	5,357
2014	4,201
2015	3,405
2016	2,688
Thereafter	6,763

$28,033

From time to time the Company subleases certain office space to subtenants, some of which may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2016. See Note 4 and Note 7 for further description of the assets and related obligations recorded under these capital leases at December 31, 2011 and 2010, respectively.

HFF Holdings is not an obligor under, nor does it guarantee, any of the Company’s leases.

10.	Retirement Plan

The Company maintains a retirement savings plan for all eligible employees, in which employees may make deferred salary contributions up to the maximum amount allowable by the IRS. After-tax contributions may also be made up to 50% of compensation. The Company makes matching contributions equal to 50% of the first 6% of both deferred and after-tax salary contributions, up to a maximum of $5,000, through April 1, 2009, at which time the matching contributions were suspended by the Company. During 2008 and 2009, any employee that was involuntarily terminated was vested at 100% in the Company’s matching contributions made through the termination date due to the 401(k) partial plan guidelines. Effective September 1, 2010, the Company reinstated the matching contributions with the same criteria in effect prior to its suspension. The Company’s contributions charged to expense for the plan were $1.4 million, $0.3 million, and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

11.	Servicing

The Company services commercial real estate loans for investors. The servicing portfolio totaled $27.2 billion, $25.1 billion, and $25.3 billion at December 31, 2011, 2010 and 2009, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At December 31, 2011, 2010 and 2009, the funds held in escrow totaled $126.6 million, $108.3 million and $94.7 million, respectively. These funds, and the offsetting obligations, are not presented in the Company’s financial statements as they do not represent assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of income.

12.	Legal Proceedings

The Company is party to various litigation matters, in most cases involving ordinary course and routine claims incidental to its business. The Company cannot estimate with certainty its ultimate legal and financial liability with respect to any pending matters. In accordance with ASC 450, Contingencies, a reserve for estimated losses is recorded when the amount is probable and can be reasonably estimated. However, the Company does not believe, based on examination of such pending matters, that a material loss related to these matters is reasonably possible.

13.	Income Taxes

Income tax expense includes current and deferred taxes as follows (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2011:
Federal	$5,734	$15,735	$21,469
State	2,211	(1,309)	902

	$7,945	$14,426	$22,371

	Current	Deferred	Total
Year Ended December 31, 2010:
Federal	$—	$6,898	$6,898
State	373	1,341	1,714

	$373	$8,239	$8,612

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the year ended December 31, 2011 and 2010 (dollars in thousands):

	Dec. 31, 2011	Dec. 31, 2010
Pre-tax book income	$64,421	$25,601
Less: pre-tax income allocated to noncontrolling interest holder	(2,044)	(6,135)

Pre-tax book income after noncontrolling interest	$62,377	$19,466

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

	December 31,
	2011		2010
Income Tax expense		Rate		Rate
Taxes computed at federal rate	$21,832	35.0%	$6,813	35.0%
State and local taxes, net of federal tax benefit	3,287	5.3%	840	4.3%
Effect of deferred tax rate change	(2,694)	(4.3)%	711	3.7%
Effect of change in valuation allowance	(1,113)	(1.8)%	17	0.1%
Change in income tax benefit payable to stockholder	(782)	(1.3)%	177	0.9%
Stock compensation	41	0.1%	120	0.6%
Meals and entertainment	437	0.7%	190	1.0%
Other	1,363	2.2%	(256)	(1.3)%

	$22,371	35.9%	$8,612	44.2%

Total income tax expense recorded for the year ended December 31, 2011 and 2010, included income tax expense of $13,000 and $39,000 of state and local taxes on income allocated to the noncontrolling interest holder, which represents 0.02% and 0.2% of the total effective rate, respectively.

Deferred income tax assets and liabilities consist of the following at December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Deferred income tax assets:
Section 754 election tax basis step-up	$176,365	$175,008
Tenant improvements	1,882	1,523
Net operating loss carryforward	1,144	11,727
Restricted stock units	1,144	503
Compensation	4,369	1,764
Intangible asset	857	—
Tax credits	123	123
Other	205	276

	186,089	190,924
Less: valuation allowance	(21,902)	(20,848)

Deferred income tax asset	164,187	170,076
Deferred income tax liabilities:
Goodwill	(1,248)	(1,016)
Servicing rights	(4,829)	(3,649)
Deferred rent	(1,473)	(1,158)
Investment in partnership	(857)	—

Deferred income tax liability	(8,407)	(5,823)

Net deferred income tax asset	$155,780	$164,253

The primary deferred tax asset represents a tax basis step-up election under Section 754 of the Internal Revenue Code, as amended (“Section 754”), made by HFF, Inc. relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

exchanges of Operating Partnership units for the Company’s Class A common stock since the date of the Reorganization Transactions. As a result of the step-up in basis from these transactions, the Company is entitled to annual future tax benefits in the form of amortization for income tax purposes. During 2011, the deferred tax asset for the Section 754 election tax basis step-up increased $6.0 million due to the exchanges of Operating Partnership units for the Company’s Class A common stock. The annual pre-tax benefit is approximately $25.6 million at December 31, 2011 and will increase as future exchanges of Operating Partnership units occur (see Note 14). To the extent that the Company does not have sufficient taxable income in a year to fully utilize this annual deduction, the unused benefit is recharacterized as a net operating loss and can then be carried back three years or carried forward for twenty years. The Company measured the deferred tax asset based on the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships utilizing the enacted tax rates at the date of the transaction. In accordance with ASC 740, the tax effects of transactions with shareholders that result in changes in the tax basis of a company’s assets and liabilities are recognized in equity. The Company recorded a valuation allowance on a portion of the recognized deferred tax assets recorded in connection with the Reorganization Transactions and the subsequent exercise of exchange rights due to the uncertainty in the timing and level of tax benefits that would be realized when payments are made to HFF Holdings under the Tax Receivable Agreement (see further discussion below). Changes in the measurement of the deferred tax assets or the valuation allowance due to changes in the enacted tax rates upon the finalization of the income tax returns for the year of the exchange transaction are recorded in equity. All subsequent changes in the measurement of the deferred tax assets due to changes in the enacted tax rates or changes in the valuation allowance are recorded as a component of income tax expense.

In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. In order to realize the annual pre-tax benefit of approximately $25.6 million, the Company needs to generate approximately $169.0 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit of $25.6 million each year, the shortfall becomes a net operating loss that can be carried back 3 years to offset prior years’ taxable income or carried forward 20 years to offset future taxable income. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets resulting from the basis step up transactions (initial sale of units in the Operating Partnerships and subsequent exchanges of Operating Partnership units since the date of the Reorganization Transactions). Deferred tax assets representing the tax benefits to be realized when future payments are made to HFF Holdings under the Tax Receivable Agreement of $21.9 million are currently not more likely than not to be realized and, therefore, have a valuation allowance of $21.9 million recorded against them. The combined federal and state tax effected net operating loss carryforwards of $1.1 million at December 31, 2011 represent the cumulative excess of the Section 754 annual tax deductions over taxable income for 2011 and prior years. The net operating loss of is subject to limitation under Section 382 of the Internal Revenue Code, as amended. The limitation on the use of the net operating loss in 2011 is $1.1 million, which can be used in future years. The net operating loss limitation does not impact the Company’s ability to fully utilize the net operating loss before its expiration. The federal net operating loss carryforwards expire from 2028 to 2030 while the state net operating loss carryforwards expire from 2013 through 2030.

The Company will recognize interest and penalties related to unrecognized tax benefits in interest and other income, net in the consolidated statements of income. There were no interest or penalties recorded in the twelve months ended December 31, 2011 or December 31, 2010.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Tax Receivable Agreement

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007 and intend to keep that election in effect for each taxable year in which an exchange of partnership units for shares occurs. The initial sale as a result of the offering and the subsequent exchanges of partnership units increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of future tax payments to the extent that the Company has future taxable income. During 2011, the deferred tax asset for the Section 754 election tax basis step-up increased $6.0 million due to the exchanges of Operating Partnership units for the Company’s Class A common stock. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $176.4 million and has recorded this amount as a deferred tax asset on its consolidated balance sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2011 and 2010. The Company is obligated, however, pursuant to its Tax Receivable Agreement with HFF Holdings, to pay to HFF Holdings, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement.

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

The Company believes it is more likely than not that it will realize a portion of the benefit represented by the deferred tax asset, and, therefore, the Company recorded 85% of this estimated amount of the increase in deferred tax assets, as a liability to HFF Holdings under the tax receivable agreement and the remaining 15% of the increase in deferred tax assets directly in additional paid-in capital in stockholders’ equity. Deferred tax assets representing the tax benefits to be realized when future payments are made to HFF Holdings under the tax receivable agreement are currently not likely to be realized and, therefore, have a valuation allowance of $21.9 million recorded against them.

While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the payments that will be made to HFF Holdings will be $149.8 million and has recorded this obligation to HFF Holdings as a liability on the consolidated balance

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

sheet. During the year ended December 31, 2011, the tax rates used to measure the deferred tax assets were updated which resulted in an increase of deferred tax assets of $4.6 million, which resulted in an increase in the payable under the tax receivable agreement of $3.9 million. In addition, during the year ended December 31, 2010, the tax rates used to measure the deferred tax assets were updated which resulted in a reduction of deferred tax assets of $1.0 million, which resulted in a reduction in the payable under the tax receivable agreement of $0.8 million. To the extent the Company does not realize all of the tax benefits in future years, this liability to HFF Holdings may be reduced.

In conjunction with the filing of the Company’s 2010 federal and state tax returns, the benefit for 2010 relating to the Section 754 basis step-up was finalized resulting in $7.4 million in tax benefits realized by the Company for 2010. As discussed above, the Company is obligated to remit to HFF Holdings 85% of any such cash savings in federal and state tax. As such, during August 2010, the Company paid $6.3 million to HFF Holdings under this tax receivable agreement. In conjunction with filing of the Company’s 2009 federal and state tax returns, the benefit for 2009 relating to the Section 754 basis step-up was finalized resulting in no tax benefits being realized by the Company for 2009. As such during 2010, the Company did not make any payments to HFF Holdings under the tax receivable agreement. As of December 31, 2011, the Company has made payments to HFF Holdings pursuant to the terms of the tax receivable agreement in an aggregate amount of approximately $13.8 million and the Company anticipates to make a payment of $17.9 million to HFF Holdings in 2012.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The table below sets forth the noncontrolling interest amount recorded during the years ending December 31, 2011 and 2010, which includes the exchange of 1,113,691 partnership units for 1,113,691 shares of Class A common stock during the three months ended March 31, 2011, 25,444 partnership units for 25,444 shares of Class A common stock during the three months ended December 31, 2011, 1,738,266 partnership units for 1,738,266 shares of Class A common stock during the three months ended March 31, 2010 and 15,836,108 partnership units for 15,836,108 shares of Class A common stock during the three months ended June 30, 2010 (dollars in thousands).

	Three Months Ended 3/31/11		Three Months Ended 6/30/11		Three Months Ended 9/30/11	Three Months Ended 12/31/11		Year Ended 12/31/11
Net income from operating partnerships	$7,753		$22,733		$17,562	$22,529		$70,577
Noncontrolling interest ownership percentage	(A	)	2.78%		2.78%	(B	)

Noncontrolling interest	$297		$632		$488	$614		$2,031

	Three Months Ended 3/31/10		Three Months Ended 6/30/10		Three Months Ended 9/30/10	Three Months Ended 12/31/10		Year Ended 12/31/10
Net income from operating partnerships	$1,234		$9,962		$8,063	$8,233		$27,492
Noncontrolling interest ownership percentage	(C	)	(D	)	5.80%	5.80%

Noncontrolling interest	$625		$4,528		$468	$477		$6,098

(A)

During the three months ending March 31, 2011, the ownership of the Operating Partnerships changed due to the exercise of exchange rights of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 5.8% during January and February 2011 and 2.8% during March 2011.

(B)

During the three months ending December 31, 2011, the ownership of the Operating Partnerships changed due to the exercise of exchange rights of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 2.8% during October 2011 and 2.7% during November and December 2011.

(C)

During the three months ending March 31, 2010, the ownership of the Operating Partnerships changed due to the exercise of exchange rights of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 53.6% during January 2010, 53.2% during February 2010 and 49.9% during March 2010.

(D)

During the three months ending June 30, 2010, the ownership of the Operating Partnerships changed due to the exercise of exchange rights of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 48.8% during April 2010, 48.1% during May 2010 and 44.3% during June 2010.

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

In June 2010, following consultation with the Company’s board of directors, the members of HFF Holdings agreed to modify the Exchange Right in connection with the extension of the Company’s employment agreements with certain participating members of HFF Holdings. These modifications permitted certain members of HFF Holdings to exchange in June 2010 all of its partnership units in the Operating Partnerships that corresponded to participating members’ interests in HFF Holdings for shares of Class A common stock. The participating members of HFF Holdings were then entitled to redeem all of their respective membership units in

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

HFF Holdings for such shares of Class A common stock. This modification was conditioned upon each participating member’s agreement to extend the term of his or her existing non-competition and non-solicitation agreement to March 2015 and the imposition of resale restrictions on a portion of his or her shares of Class A common stock received pursuant to the Exchange Right exercise. The shares of Class A common stock subject to the resale restrictions equal 4,020,640 shares in the aggregate, which is equal to 25% of the original number of shares of Class A common stock that such participating members would have received following an exchange of 100% of their membership units in HFF Holdings held at the time of the initial public offering. The restrictions will begin to be released in March 2013. In March 2013, 33% or approximately 1.34 million of such restricted shares of Class A common stock will be eligible to be freely sold, with a like amount of such restricted shares of Class A common stock becoming eligible to be freely sold in each of March 2014 and March 2015. The contractual provisions setting forth these new resale restrictions can be waived, amended or terminated by the members of HFF Holdings following consultation with the Company’s board of directors. Members choosing not to participate in the modification of the Exchange Right continued to be subject to their existing non-competition and non-solicitation agreements and the Exchange Right restrictions that were effective at the time of the initial public offering.

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

The following table reflects the exchangeability of HFF Holdings’ rights to exchange its partnership units in the Operating Partnerships for shares of the Company’s Class A common stock, pursuant to contractual provisions in the HFF Holdings operating agreement. As reflected in the following table, as of January 31, 2012, HFF Holdings’ rights to exchange its partnership units for shares of Class A common stock are no longer subject to any restrictions.

	Original Exchange Rights Following the Reorganization Transactions		Reflects the June 2010 Modification of the Exchange Rights
Exchangeability Date:	Number of HFF Holdings’ Partnership Units in the Operating Partnerships Available for Exchange as a result of the Reorganization Transactions	Percentage of HFF Holdings’ Partnership Units in the Operating Partnerships Becoming Eligible for Exchange	Number of HFF Holdings’ Partnership Units exchanged for Shares of Class A Common Stock Exchanged Through December 31, 2011	Number of Additional HFF Holdings’ Partnership Units Expected to Become Available for Exchange	Percentage of HFF Holdings’ Remaining Partnership Units in the Operating Partnerships Becoming Eligible for Exchange
January 31, 2009	5,088,750	25%	5,088,750	—	0%
January 31, 2010	5,088,750	25%	5,088,750	—	0%
January 31, 2011	5,088,750	25%	5,063,307	25,443	3%
January 31, 2012	5,088,750	25%	4,117,104	971,646	97%

Total	20,355,000	100%	19,357,911	997,089	100%

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

On September 30, 2009, a Registration Statement on Form S-3 relating to the offering and sale from time to time by the members of HFF Holdings of such 20,355,000 shares of Class A common stock became effective. At December 31, 2011, 19,357,911 partnership units in each of the Operating Partnerships beneficially owned by members of HFF Holdings immediately following the Reorganization Transactions had been exchanged for an equal amount of shares of HFF, Inc.’s Class A common stock pursuant to the Exchange Right. After giving effect to these changes, HFF Holdings owned 2.7% of the Operating Partnerships at December 31, 2011.

If all of the remaining partnership units held by HFF Holdings were exchanged for shares of Class A common stock of HFF, Inc. on December 31, 2011, 997,089 shares of Class A common stock with a fair value of $10.3 million would be issued and 36,981,054 shares of Class A common stock would be outstanding.

On February 29, 2012, HFF Holdings exchanged 839,947 partnership units for 839,947 shares of the Company’s Class A common stock. After giving effect to such exchange, HFF Holdings’ ownership percentage in the Operating Partnerships was approximately 0.4%.

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

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share, and one share of Class B common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. HFF Holdings has been issued one share of Class B common stock. Class B common stock has no economic rights but entitles the holder to a number of votes equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships, as of the relevant record date for the HFF, Inc. stockholder action, are exchangeable. Holders of Class A and Class B common stock will vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval. The Company has issued 36,102,322 and 34,939,922 shares of Class A common stock as of December 31, 2011 and December 31, 2010, respectively and 1 share of Class B common stock.

16.	Earnings Per Share

The Company’s net income and weighted average shares outstanding for the years ended December 31, 2011 and 2010, consists of the following (dollars in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Net income	$42,050	$16,989
Net income attributable to controlling interest	$40,019	$10,891
Weighted Average Shares Outstanding:
Basic	35,867,610	26,900,261
Diluted	36,125,173	27,085,646

The calculations of basic and diluted net income per share amounts for the years ended December 31, 2011 and 2010 are described and presented below.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Basic Net Income per Share

Numerator — net income attributable to the controlling interest for the three and twelve months ended December 31, 2011 and 2010, respectively.

Denominator — the weighted average shares of Class A common stock for the three and twelve months ended December 31, 2011 and 2010, including 90,833 and 78,803 restricted stock units that have vested and whose issuance is no longer contingent as of December 31, 2011 and 2010, respectively.

Diluted Net Income per Share

Numerator — net income attributable to controlling interest for the three and twelve month periods ended December 31, 2011 and 2010 as in the basic net income per share calculation described above plus income allocated to noncontrolling interest holder upon assumed exercise of exchange rights.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Denominator — the weighted average shares of Class A common stock for the three and twelve months ended December 31, 2011 and 2010, including 90,833 and 78,803 restricted stock units that have vested and whose issuance is no longer contingent as of December 31 2011 and 2010, respectively, plus the dilutive effect of the unrestricted stock units, stock options, and the issuance of Class A common stock upon the exercise of the Exchange Right by HFF Holdings.

	Three Months Ended December 31, 2011	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Year Ended December 31, 2010
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common stockholders	$12,662	$40,019	$4,280	$10,891
Denominator:
Weighted average number of shares of Class A common stock outstanding	36,066,224	35,867,610	34,893,110	26,900,261
Basic net income per share of Class A common stock	$0.35	$1.12	$0.12	$0.40
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common stockholders	$12,662	$40,019	$4,280	$10,891
Add — dilutive effect of:
Income allocated to noncontrolling interest holder upon assumed exercise of exchange right	—	—	—	—
Denominator:
Basic weighted average number of shares of Class A common stock	36,066,224	35,867,610	34,893,110	26,900,261
Add — dilutive effect of:
Unvested restricted stock units	251,884	239,592	183,166	178,848
Stock options	15,979	17,970	10,541	6,538
Noncontrolling interest holder exchange right	—	—	—	—
Weighted average common shares outstanding — diluted	36,334,087	36,125,173	35,086,817	27,085,646
Diluted earnings per share of Class A common stock	$0.35	$1.11	$0.12	$0.40

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

17.	Concentrations

A significant portion of the Company’s capital markets services revenues is derived from transactions involving commercial real estate located in specific geographic areas. During 2011, approximately 23.7% 8.4%, 7.1%, 5.6%, 5.5% and 8.8% of the Company’s capital markets services revenues were derived from transactions involving commercial real estate located in Texas, California, Florida, New York, Illinois and the region consisting of the District of Columbia, Maryland and Virginia, respectively. During 2010, approximately 20.1%, 9.1%, 7.0%, 5.5%, 5.0% and 10.8% of our capital markets services revenues was derived from transactions involving commercial real estate located in Texas, Florida, California, Illinois, Massachusetts and the region consisting of the District of Columbia, Maryland and Virginia, respectively. As a result, a significant portion of the Company’s business is dependent on the economic conditions in general and the markets for commercial real estate in these areas.

18.	Related Party Transactions

The Company made payments on behalf of two affiliates, HFF Holdings and Holdings Sub (the “Holdings Affiliates”), of $2,918 and $200,879 during the year ended December 31, 2011. The Company made payments on behalf of the Holdings Affiliates of $454 and $71,891 during the year ended December 31, 2010. The Company had a net receivable from the Holdings Affiliates of approximately $223,000 and $19,000 as of December 31, 2011 and 2010, respectively.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

19.	Commitments and Contingencies

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. During the year ended December 31, 2011, the Company paid HFF Holdings $6.3 million, which represents 85% of the actual cash savings realized by the Company in 2010. During the year ended December 31, 2010, the Company did not make any payments to HFF Holdings under the tax receivable agreement. The Company has recorded $149.8 million and $147.1 million for this obligation to HFF Holdings as a liability on the consolidated balance sheets as of December 31, 2011 and 2010, respectively. The Company anticipates making a payment to HFF Holdings of approximately $17.9 million in 2012.

20.	Selected Quarterly Financial Data (unaudited)

	Quarter Ended
2011	March 31	June 30	September 30	December 31
Net revenue	$41,936	$72,897	$63,907	$75,939
Operating income	4,311	16,750	13,941	18,370
Interest and other income, net	2,867	5,361	3,036	3,704
Increase in payable under the tax receivable agreement	—	—	(3,680)	(210)
Net income	4,347	13,488	10,939	13,276
Net income attributable to controlling interest	4,049	12,857	10,451	12,662
Per share data (1)
Basic earnings per share	$0.11	$0.36	$0.29	$0.35
Diluted earnings per share	$0.11	$0.35	$0.29	$0.35

	Quarter Ended
2010	March 31	June 30	September 30	December 31
Net revenue	$19,413	$34,133	$37,490	$48,936
Operating (loss) income	(1,011)	5,155	5,916	5,305
Interest and other income, net	1,739	3,957	1,636	2,155
(Increase) decrease in payable under the tax receivable agreement	(8)	—	806	15
Net income	548	7,227	4,456	4,758
Net (loss) income attributable to controlling interest	(77)	2,699	3,989	4,280
Per share data (1)
Basic earnings per share	$(0.00)	$0.14	$0.11	$0.12
Diluted earnings per share	$(0.00)	$0.14	$0.11	$0.12

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2011, our current disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s report on internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.

Item 9B.    Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2011.

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

The following table provides information as of December 31, 2011 with respect to shares of the Company’s Class A common stock that may be issued under its 2006 Omnibus Incentive Compensation Plan:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	623,478	$10.33	2,577,075
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	623,478	$10.33	2,577,075

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)(2) The financial statements and financial statement schedules filed as part of this Annual Report are set forth under Item 8. Reference is made to the index on page 44. All schedules are omitted because they are not applicable, not required or the information appears in the Company’s consolidated financial statements or notes thereto.

(3) Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2012.

HFF, INC.

By:	/s/ John H. Pelusi, Jr.
John H. Pelusi, Jr. Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John H. Pelusi, Jr. John H. Pelusi, Jr.	Chief Executive Officer, Director and Executive Managing Director (Principal Executive Officer)	March 9, 2012

/s/ Gregory R. Conley Gregory R. Conley	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2012

/s/ John P. Fowler John P. Fowler	Director	March 9, 2012

/s/ Mark D. Gibson Mark D. Gibson	Director	March 9, 2012

/s/ Deborah H. McAneny Deborah H. McAneny	Director	March 9, 2012

/s/ Susan P. McGalla Susan P. McGalla	Director	March 9, 2012

/s/ George L. Miles, Jr. George L. Miles, Jr.	Director	March 9, 2012

/s/ Lenore M. Sullivan Lenore M. Sullivan	Director	March 9, 2012

/s/ Joe B. Thornton, Jr. Joe B. Thornton, Jr.	Director	March 9, 2012

/s/ Steven E. Wheeler Steven E. Wheeler	Director	March 9, 2012

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

10.1

Holliday Fenoglio Fowler, L.P. Partnership Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

10.2

First Amendment to Amended and Restated Texas Limited Partnership Agreement of Holliday Fenoglio Fowler, L.P., dated May 6, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011
(File No. 001-33280) filed with the SEC on May 6, 2011)

10.3

HFF Securities L.P. Partnership Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

10.4

First Amendment to Amended and Restated Limited Partnership Agreement of HFF Securities, L.P., dated May 6, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33280) filed with the SEC on May 6, 2011)

10.5	Tax Receivable Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.3 to the Form S-1 filed with the SEC on December 22, 2006)

10.6	Registration Rights Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.4 to the Form S-1 filed with the SEC on December 22, 2006)

10.7	HFF, Inc. 2006 Omnibus Incentive Compensation Plan, dated January 30, 2007 (incorporated by reference to Exhibit 10.9 to the Form S-l filed with the SEC on January 8, 2007)

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

10.10	HFF, Inc. Firm Profit Participation Bonus Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33280), filed with the SEC on January 21, 2011)

10.11

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

10.13

Employment Agreement between the Registrant and Gregory R. Conley, dated January 30, 2007 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

10.14

Employment Agreement between the Registrant and Nancy Goodson, dated January 30, 2007 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

10.15

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