Form 10-Q
period 2012-03-31
HFF, Inc.
filed 2012-05-04
CIK 1380509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding as of April 27, 2012 was 36,911,900 shares.

HFF, INC. AND SUBSIDIARIES

March 31, 2012

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under the caption “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

SPECIAL NOTE REGARDING THE REGISTRANT

In connection with our initial public offering of our Class A common stock in February 2007, we effected a reorganization of our business, which had previously been conducted through HFF Holdings LLC (“HFF Holdings”) and certain of its wholly-owned subsidiaries, including Holliday Fenoglio Fowler, L.P. and HFF Securities L.P. (together, the “Operating Partnerships”) and Holliday GP Corp. (“Holliday GP”). In the reorganization, HFF, Inc., a newly-formed Delaware corporation, purchased from HFF Holdings all of the shares of Holliday GP, which is the sole general partner of each of the Operating Partnerships, and approximately 44.7% of the partnership units in each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP) in exchange for the net proceeds from the initial public offering and one share of Class B common stock of HFF, Inc. As of March 31, 2012, HFF Holdings had exchanged an additional approximately 54.9% of the partnership units in each of the Operating Partnerships for shares of Class A common stock of the Company pursuant to the Exchange Right (as defined in this Quarterly Report on Form 10-Q). Following this reorganization, HFF, Inc. became and continues to be a holding company holding partnership units in the Operating Partnerships and all of the outstanding shares of Holliday GP. As of March 31, 2012, HFF, Inc. held approximately 99.6% of the partnership units in the Operating Partnerships. HFF Holdings and HFF, Inc., through their wholly-owned subsidiaries, are the only limited partners of the Operating Partnerships. We refer to these transactions collectively in this Quarterly Report on Form 10-Q as the “Reorganization Transactions.” Unless we state otherwise, the information in this Quarterly Report on Form 10-Q gives effect to these Reorganization Transactions.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HFF, Inc.

Consolidated Balance Sheets

(Dollars in Thousands)

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$125,820	$141,763
Restricted cash (Note 7)	80	80
Accounts receivable	2,020	1,411
Receivable from affiliate (Note 16)	229	223
Mortgage notes receivable (Note 8)	139,051	154,449
Prepaid taxes	3,322	79
Prepaid expenses and other current assets	2,663	2,205
Deferred tax asset, net	1,235	4,556

Total current assets, net	274,420	304,766
Property and equipment, net (Note 4)	5,387	4,315
Deferred tax asset, net	157,486	151,224
Goodwill	3,712	3,712
Intangible assets, net (Note 5)	13,667	13,137
Other noncurrent assets	1,222	1,297

Total Assets	$455,894	$478,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$316	$269
Warehouse line of credit (Note 8)	139,051	154,449
Accrued compensation and related taxes	17,040	30,828
Accounts payable	1,166	1,670
Payable under tax receivable agreement (Note 12)	17,876	17,876
Other current liabilities	3,014	7,227

Total current liabilities	178,463	212,319
Deferred rent credit	4,504	3,508
Payable under the tax receivable agreement, less current portion (Note 12)	136,248	131,924
Other long-term liabilities	—	—
Long-term debt, less current portion (Note 7)	351	300

Total liabilities	319,566	348,051
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 authorized; 37,069,517 and 36,102,322 shares issued, respectively; 36,911,900 and 35,983,965 shares outstanding, respectively	369	360
Class B common stock, par value $0.01 per share, 1 share authorized, and 1 share outstanding	—	—
Treasury stock, 157,617 and 118,357 shares at cost, respectively	(1,055)	(490)
Additional paid-in-capital	70,260	64,049
Retained earnings	66,190	62,914

Total parent stockholders’ equity	135,764	126,833
Noncontrolling interest (Note 13)	564	3,567

Total equity	136,328	130,400

Total liabilities and stockholders’ equity	$455,894	$478,451

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Income

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenues
Capital markets services revenue	$50,555	$40,469
Interest on mortgage notes receivable	991	1,076
Other	332	391

	51,878	41,936

Expenses
Cost of services	32,367	25,410
Personnel	6,784	4,297
Occupancy	1,856	1,925
Travel and entertainment	1,772	1,307
Supplies, research, and printing	1,476	903
Insurance	423	402
Professional fees	991	941
Depreciation and amortization	1,516	955
Interest on warehouse line of credit	648	647
Other operating	1,289	838

	49,122	37,625

Operating income	2,756	4,311

Interest and other income, net	2,836	2,867
Interest expense	(9)	(10)
(Increase) decrease in payable under the tax receivable agreement	(9)	—

Income before income taxes	5,574	7,168
Income tax expense	2,177	2,821

Net income	3,397	4,347
Net income attributable to noncontrolling interest	121	298

Net income attributable to controlling interest	$3,276	$4,049

Earnings per share — Basic and Diluted
Income available to HFF, Inc. common stockholders — Basic	$0.09	$0.11
Income available to HFF, Inc. common stockholders — Diluted	$0.09	$0.11

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars in Thousands, except share data)

	Controlling Interest
	Common Stock		Treasury Stock		Additional
					Paid in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity
Stockholders’ equity, December 31, 2011	35,983,965	$360	118,357	$(490)	$64,049	$62,914	$3,567	$130,400
Stock compensation and other, net	—	—	—	—	2,336	—	—	2,336
Issuance of Class A common stock, net (1)	967,195	9	—	—	3,115	—	(3,124)	—
Repurchase of Class A common stock	(39,260)	(—)	39,260	(565)	—	—	—	(565)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	760	—	—	760
Distributions	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	3,276	121	3,397

Stockholders’ equity, March 31, 2012	36,911,900	$369	157,617	$(1,055)	$70,260	$66,190	$564	$136,328

	Controlling Interest
	Common Stock		Treasury Stock		Additional
					Paid in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity
Stockholders’ equity, December 31, 2010	34,829,382	$348	110,540	$(396)	$62,485	$22,895	$4,351	$89,683
Stock compensation and other, net	—	—	—	—	159	—	—	159
Issuance of Class A common stock, net (1)	1,136,956	12	—	—	2,336	—	(2,348)	—
Repurchase of Class A common stock	(7,817)	(—)	7,817	(94)	—	—	—	(94)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	877	—	—	877
Distributions	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	4,049	298	4,347

Stockholders’ equity, March 31, 2011	35,958,521	$360	118,357	$(490)	$65,857	$26,944	$2,301	$94,972

(1)	Includes the effect of the exchange of the Operating Partnerships units by HFF Holdings and the effect of the timing of the tax distribution payments on the ownership of the Operating Partnerships.

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

(Dollars In Thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$3,397	$4,347
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	1,649	623
Deferred taxes	2,135	2,743
Increase (decrease) in payable under the tax receivable agreement	9	—
Depreciation and amortization:
Property and equipment	658	307
Intangibles	858	648
Gain on sale or disposition of assets, net	(1,364)	(1,945)
Mortgage service rights assumed	(521)	(296)
Proceeds from sale of mortgage servicing rights	528	898
Increase (decrease) in cash from changes in:
Accounts receivable	(609)	(623)
Receivable from affiliates	(6)	(1)
Mortgage notes receivable	15,398	(3,403)
Net borrowings on warehouse line of credit	(15,398)	3,403
Prepaid taxes, prepaid expenses and other current assets	(3,701)	(725)
Other noncurrent assets	75	23
Accrued compensation and related taxes	(13,101)	(4,992)
Accounts payable	(504)	(299)
Other accrued liabilities	(4,213)	(1,391)
Other long-term liabilities	995	119

Net cash used in operating activities	(13,715)	(564)
Investing activities
Purchases of property and equipment	(1,588)	(274)

Net cash used in investing activities	(1,588)	(274)
Financing activities
Payments on long-term debt	(75)	(58)
Treasury stock	(565)	(94)

Net cash used in financing activities	(640)	(152)

Net decrease in cash	(15,943)	(990)
Cash and cash equivalents, beginning of period	141,763	73,339

Cash and cash equivalents, end of period	$125,820	$72,349

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization

HFF, Inc., a Delaware corporation (the “Company”), through its Operating Partnerships, Holliday Fenoglio Fowler, L.P., a Texas limited partnership (“HFF LP”), and HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”), is a commercial real estate financial intermediary and provides commercial real estate and capital markets services including debt placement, investment sales, structured finance, private equity placements, investment banking and advisory services, loan sales and loan sale advisory services, commercial loan servicing, commercial real estate structured financing placements and capital markets advice in 20 offices in the United States.

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

The proceeds of the Offering were used to purchase from HFF Holdings LLC, a Delaware limited liability company (“HFF Holdings”), all of the shares of Holliday GP Corp. and partnership units representing approximately 39% of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP).

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

Basis of Presentation

The accompanying consolidated financial statements of HFF, Inc. as of March 31, 2012 and December 31, 2011 and for the three month periods ended March 31, 2012 and March 31, 2011, include the accounts of HFF LP, HFF Securities, and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP and HoldCo LLC. All significant intercompany accounts and transactions have been eliminated.

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

2. Summary of Significant Accounting Policies

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011. Accordingly, significant accounting policies and disclosures normally provided have been omitted as such items are disclosed therein. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three months ended March 31, 2012 are not necessarily indicative of the results expected for the year ending December 31, 2012.

In late 2010, the Company introduced a firm profit participation plan and modified the existing office profit participation plans to allow for the incentive payments to be made either in the form of cash or stock at the election of the Company’s board of directors based on achieving various performance metrics. The new and modified plans took effect during 2011. The expense associated with the plans is included within personnel expenses in the consolidated statements of income. The expense recorded for these plans is estimated during the year based on actual results at each interim reporting date and an estimate of future results for the remainder of the year. The plans allow for payments to be made in both cash and share-based awards, the composition of which is determined in the first calendar quarter of the subsequent year. Cash and share-based awards issued under these plans are subject to vesting conditions over the subsequent year, such that the total expense measured for these plans is recorded over the period from the beginning of the performance year through the vesting date. Based on an accounting policy election, the expense associated with the stock component of the estimated incentive payout is recognized before the grant date of the stock due to the fact that the terms of the incentive compensation plans have been approved by the Company’s board of directors and the employees of the Company understand the requirements to earn the award. Prior to the grant date, the share-based component-related expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income. Following the award, if any, of the related incentive payout, the share-based component expense is reclassified as stock compensation costs within personnel expenses. Additionally, the share-based component of the accrued incentive compensation is reclassified as additional paid-in-capital upon the granting of the awards on the Company’s consolidated balance sheets.

3. Stock Compensation

The stock compensation cost that has been charged against income for the three months ended March 31, 2012 and 2011 was $1.6 million and $0.6 million, respectively, which is recorded in personnel expenses in the consolidated statements of income. At March 31, 2012, there was approximately $5.2 million of unrecognized compensation cost related to share based awards. As of March 31, 2012, there were 591,379 restricted stock units outstanding, of which 387,335 units are treated as liability awards and require remeasurement of fair value at the end of each reporting period until settlement. Stock compensation expense related to the liability awards that has been included within income for the three months ended March 31, 2012 and 2011 was $1.2 million and $0.5 million, respectively.

During the three months ended March 31, 2012, no options were granted, vested, exercised or forfeited.

During the three month period ending March 31, 2012, 236,897 new restricted stock units were granted, 121,248 restricted stock units vested and were converted to Class A common stock and 5,365 restricted stock units were forfeited. Of the 236,897 new restricted stock units granted during the three month period ending March, 31, 2012, $1.9 million of costs associated with 212,259 of these stock units were recognized in income during 2011 pursuant to the Company’s accounting policy election regarding the firm and office profit participation plans as further discussed in Note 2. Additionally, $1.9 million of the share-based component of the accrued incentive compensation that was paid in the form of restricted shares was reclassified to additional paid-in-capital on the Company’s consolidated balance sheets.

The fair value of vested restricted stock units was $1.5 million at March 31, 2012.

The weighted average remaining contractual term of the nonvested restricted stock units was 1.6 years as of March 31, 2012.

4. Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	March 31, 2012	December 31, 2011
Furniture and equipment	$4,519	$4,294
Computer equipment	853	852
Capitalized software costs	496	496
Leasehold improvements	7,947	6,617

Subtotal	13,815	12,259
Less accumulated depreciation and amortization	(8,428)	(7,944)

	$5,387	$4,315

At March 31, 2012 and December 31, 2011 the Company has recorded, within furniture and equipment, office equipment under capital leases of $1.0 million and $0.8 million, respectively, including accumulated amortization of $0.3 million and $0.3 million, respectively, which is included within depreciation and amortization expense in the accompanying consolidated statements of income. See Note 7 for discussion of the related capital lease obligations.

5. Intangible Assets

The Company’s intangible assets are summarized as follows (dollars in thousands):

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Mortgage servicing rights	$23,695	$(10,128)	$13,567	$22,338	$(9,301)	$13,037
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$23,795	$(10,128)	$13,667	$22,438	$(9,301)	$13,137

As of March 31, 2012 and December 31, 2011, the Company serviced $28.2 billion and $27.2 billion, respectively, of commercial loans. The Company earned $3.2 million and $3.0 million in servicing fees and interest on float and escrow balances for the three month periods ending March 31, 2012 and 2011, respectively. These revenues are recorded as capital markets services revenues in the consolidated statements of income.

The total commercial loan servicing portfolio includes loans for which there are no corresponding mortgage servicing rights recorded on the balance sheet, as these servicing rights were assumed prior to January 1, 2007 and involved no initial consideration paid by the Company. The Company recorded mortgage servicing rights of $13.6 million and $13.0 million on $20.0 billion and $18.7 billion, respectively, of the total loans serviced as of March 31, 2012 and December 31, 2011.

The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (CMBS), Freddie Mac and limited-service life company loans.

Mortgage servicing rights do not trade in an active, open market with readily-available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of March 31, 2012 and 2011 are as follows:

	As of March 31,
	2012	2011
Expected life of cash flows	3 years to 10 years	3 years to 10 years
Discount rate (1)	15% to 20%	15% to 20%
Prepayment rate	0% to 8%	0% to 8%
Inflation rate	2%	2%
Cost of service per loan	$1,600 to $3,983	$1,600 to $3,800

(1)	Reflects the time value of money and the risk of future cash flows related to the possible cancellation of servicing contracts, transferability restrictions on certain servicing contracts, concentration in the life company portfolio and large loan risk.

The above assumptions are subject to change based on management’s judgments and estimates of future changes in the risks related to future cash flows and interest rates. Changes in these factors would cause a corresponding increase or decrease in the prepayment rates and discount rates used in the Company’s valuation model.

Changes in the carrying value of mortgage servicing rights for the three month periods ended March 31, 2012 and 2011, and the fair value at the end of each period were as follows (dollars in thousands):

Category	12/31/11	Capitalized	Amortized	Sold / Transferred	3/31/12	FV at 3/31/12
Freddie Mac	$6,126	$958	$(353)	$(447)	$6,284	$6,502
CMBS	5,273	157	(265)	356	5,521	6,515
Life company	1,492	243	(217)	—	1,518	1,657
Life company — limited	146	121	(23)	—	244	306

Total	$13,037	$1,479	$(858)	$(91)	$13,567	$14,980

Category	12/31/10	Capitalized	Amortized	Sold / Transferred	3/31/11	FV at 3/31/11
Freddie Mac	$6,190	$1,127	$(325)	$(475)	$6,517	$7,226
CMBS	3,232	116	(156)	385	3,577	4,166
Life company	900	172	(153)	—	919	975
Life company — limited	91	8	(20)	—	79	131

Total	$10,413	$1,423	$(654)	$(90)	$11,092	$12,498

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $1.0 million and $1.1 million on $337.0 million and $402.2 million of loans, respectively, during the three month periods ending March 31, 2012 and 2011, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration of $0.5 million and $0.3 million on $1.4 billion and $812.0 million of loans, respectively, during the three month periods ending March 31, 2012 and 2011, respectively. During the three months ending March 31, 2012 and 2011, the Company sold the cashiering portion of certain Freddie Mac mortgage servicing rights. While the Company transferred the risks and rewards of ownership of the cashiering portion of the mortgage servicing rights, the Company continues to perform limited servicing activities on these loans for a reduced market-based fee. Therefore, the remaining servicing rights were transferred to the CMBS servicing tranche. The net result of these transactions was the Company recording a gain in the three months ending March 31, 2012 and 2011 of $0.4 million and $0.8 million, respectively, within interest and other income, net in the consolidated statements of income. The Company also received securitization compensation in relation to the sale of the cashiering portion of certain Freddie Mac mortgage servicing rights in the three ending March 31, 2012 and 2011 of $0.4 million and $0.4 million, respectively. The securitization compensation is recorded within interest and other income, net in the consolidated statements of income.

Amortization expense related to intangible assets was $0.9 million and $0.7 million during the three month periods ended March 31, 2012 and 2011, respectively, and is recorded in depreciation and amortization in the consolidated statements of income.

Estimated amortization expense for the next five years is as follows (dollars in thousands):

Remainder of 2012	$2,591
2013	3,011
2014	2,446
2015	1,811
2016	1,498
2017	1,130

The weighted-average life of the mortgage servicing rights intangible asset was 5.7 years at March 31, 2012.

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

As of March 31, 2012, the Company did not have any assets or liabilities recognized at fair value on a recurring basis.

In accordance with generally accepted accounting principles, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and mortgage notes receivable. The mortgage servicing rights are recorded at fair value upon initial recording and were not re-measured at fair value during the first quarter of 2012 as the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at March 31, 2012. See Note 5 for further discussion on the assumptions used in valuing the mortgage servicing rights and impact on earnings during the period. The fair value of the mortgage notes receivable was based on prices observable in the market for similar loans and equaled carrying value at March 31, 2012. Therefore, no lower of cost or fair value adjustment was required.

7. Capital Lease Obligations and Letters of Credit

(a) Capital Lease Obligations

Capital lease obligations consist of the following at March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012	December 31, 2011
Capital lease obligations	$667	$569
Less current maturities	316	269

	$351	$300

Capital lease obligations consist primarily of office equipment leases that expire at various dates through February 2017. A summary of future minimum lease payments under capital leases at March 31, 2012 is as follows (dollars in thousands):

Remainder of 2012	$238
2013	248
2014	148
2015	16
2016	12
2017	5

$667

(b) Letters of Credit

At each March 31, 2012 and December 31, 2011, the Company had one outstanding letter of credit of approximately $0.1 million as security for one lease. The Company segregated the cash in a separate bank account to collateralize the letter of credit. The letter of credit expires in October 2012, however, the underlying lease to which this letter of credit relates was terminated in March 2012 and the letter of credit is anticipated to be released and funds returned to the Company in the second quarter of 2012.

8. Warehouse Line of Credit

HFF LP maintains two uncommitted warehouse revolving lines of credit for the purpose of funding the Freddie Mac mortgage loans that it originates in connection with its services as a Freddie Mac Multifamily Program Plus® Seller/Servicer. On April 23, 2012, HFF LP entered into a fourth amended and restated line of credit with The Huntington Bank (“Huntington”) which provides for an additional $25 million of availability ($100 million in total), upon election of the Company, for a four consecutive month period commencing after June 30, 2012 and ending no later than December 31, 2012. During December 2009, HFF LP also entered into an agreement with PNC Bank, N.A. (“PNC”) to replace a separate predecessor warehouse revolving line of credit. HFF LP’s line of credit with PNC provided $175 million of availability. In May 2011, availability under the PNC line increased to $250 million.

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. As of March 31, 2012 and December 31, 2011, HFF LP had $139.1 million and $154.4 million, respectively, outstanding on the warehouse lines of credit and a corresponding amount of mortgage notes receivable. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (0.24% and 0.28% at March 31, 2012 and December 31, 2011, respectively) plus a spread. HFF LP is also paid interest on its loan secured by a multifamily loan at the rate in the Freddie Mac note.

9. Lease Commitments

The Company leases various corporate offices and office equipment under noncancelable operating leases. These leases have initial terms of one to ten years. Several of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $1.4 million and $1.5 million during the three month periods ended March 31, 2012 and 2011, respectively and is recorded within occupancy expense in the consolidated statements of income.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (dollars in thousands):

Remainder of 2012	$4,038
2013	5,437
2014	4,288
2015	3,498
2016	2,781
2017	2,165
Thereafter	4,900

$27,107

The Company subleases certain office space to subtenants, which subleases may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2017. See Note 4 and Note 7 above for further description of the assets and related obligations recorded under these capital leases at March 31, 2012 and December 31, 2011, respectively.

10. Servicing

The Company services commercial real estate loans for investors. The unpaid principal balance of the servicing portfolio totaled $28.2 billion and $27.2 billion at March 31, 2012 and December 31, 2011, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At March 31, 2012 and December 31, 2011, the funds held in escrow totaled $106.5 million and $126.6 million, respectively. These funds, and the offsetting liabilities of the borrowers to external parties, are not presented in the Company’s consolidated financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of income.

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

12. Income Taxes

Income tax expense includes current and deferred taxes as follows (dollars in thousands):

	Current	Deferred	Total
Three Months Ended March 31, 2012:
Federal	$—	$1,882	$1,882
State	42	253	295

	$42	$2,135	$2,177

	Current	Deferred	Total
Three Months Ended March 31, 2011:
Federal	$—	$2,497	$2,497
State	78	246	324

	$78	$2,743	$2,821

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	March 31, 2012	March 31, 2011
Pre-tax book income	$5,574	$7,168
Less: pre-tax income allocated to noncontrolling interest holder	122	300

Pre-tax book income after noncontrolling interest	$5,452	$6,868

	March 31,
	2012		2011
Income tax expense / (benefit)		Rate		Rate
Taxes computed at federal rate	$1,908	35.0%	$2,404	35.0%
State and local taxes, net of federal tax benefit	228	4.2%	321	4.7%
Change in income tax benefit payable to stockholder	(3)	(0.1)%	—	0.0%
Stock compensation	—	0.0%	41	0.6%
Meals and entertainment	43	0.8%	49	0.7%
Other	1	0.0%	6	0.1%

Income tax expense	$2,177	39.9%	$2,821	41.1%

Total income tax expense recorded for the three months ended March 31, 2012 and 2011 included income tax expense of $1,000 and $3,000, respectively, of state and local taxes on income allocated to the noncontrolling interest holder, which represents 0.02% and 0.04% of the total effective rate, respectively.

Deferred income tax assets and liabilities consist of the following at March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012	December 31, 2011
Deferred income tax assets:
Section 754 election tax basis step-up	$179,534	$176,365
Tenant improvements	2,036	1,882
Net operating loss carryforward	4,386	1,144
Restricted stock units	1,898	1,144
Compensation	992	4,369
Intangible asset	162	857
Tax credits	123	123
Other	343	205

	189,474	186,089
Less: valuation allowance	(22,525)	(21,902)

Deferred income tax asset	166,949	164,187
Deferred income tax liabilities:
Goodwill	(1,278)	(1,248)
Servicing rights	(5,151)	(4,829)
Deferred rent	(1,625)	(1,473)
Investment in partnership	(174)	(857)

Deferred income tax liability	(8,228)	(8,407)
Net deferred income tax asset	$158,721	$155,780

The primary deferred tax asset represents a tax basis step-up election under Section 754 of the Internal Revenue Code (“Section 754”) made by HFF, Inc. relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for shares of the Company’s Class A common stock since the date of the Reorganization Transactions. As a result of the step-up in basis from these transactions, the Company is entitled to annual future tax benefits in the form of amortization for income tax purposes. During the three month period ending March 31, 2012, the deferred tax asset for the Section 754 election tax basis step-up increased $5.1 million due to the exchanges of Operating Partnership units for the Company’s Class A common stock. The annual pre-tax benefit is approximately $26.3 million at March 31, 2012 and will increase as future exchanges of Operating Partnership units occur (see Note 13). To the extent that the Company does not have sufficient taxable income in a year to fully utilize this annual deduction, the unused benefit is recharacterized as a net operating loss and can then be carried back three years or carried forward for twenty years. The Company measured the deferred tax asset based on the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships utilizing the enacted tax rates at the date of the transaction. In accordance with ASC topic 740, Income Taxes (ASC 740), the tax effects of transactions with stockholders that result in changes in the tax basis of a company’s assets and liabilities are recognized in equity. The Company recorded a valuation allowance on a portion of the recognized deferred tax assets recorded in connection with the Reorganization Transactions and the subsequent exercise of exchange rights due to the uncertainty in the timing and level of tax benefits that would be realized when payments are made to HFF Holdings under the tax receivable agreement (see further discussion below). Changes in the measurement of the deferred tax assets or the valuation allowance due to changes in the enacted tax rates upon the finalization of the income tax returns for the year of the exchange transaction will be recorded in equity. All subsequent changes in the measurement of the deferred tax assets due to changes in the enacted tax rates or changes in the valuation allowance are recorded as a component of income tax expense.

In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. In order to realize the annual pre-tax benefit of approximately $26.3 million, the Company needs to generate approximately $169.0 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit of $26.3 million each year, the shortfall becomes a net operating loss that can be carried back three years to offset prior years’ taxable income or carried forward twenty years to offset future taxable income. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets resulting from the basis step up transactions (initial sale of units in the Operating Partnerships and subsequent exchanges of Operating Partnership units since the date of the Reorganization Transactions). Deferred tax assets representing the tax benefits to be realized when future payments are made to HFF Holdings under the tax receivable agreement of $22.5 million are currently not more likely than not to be realized and, therefore, have a valuation allowance of $22.5 million recorded against them. The combined federal and state tax effected net operating loss carryforwards of $4.4 million at March 31, 2012 represent the cumulative excess of the Section 754 annual tax deductions over taxable income for the three month period ending March 31, 2012 and prior years. A portion of the net operating loss of $4.4 million is subject to limitation under Section 382 of the Internal Revenue Code. The limitation on the use of the net operating loss in 2012 is $1.1 million, which can be used in future years. The net operating loss limitation does not impact the Company’s ability to fully utilize the net operating loss before its expiration. The federal net operating loss carryforwards expire from 2028 through 2030, while the state net operating loss carryforwards expire from 2013 through 2030.

The Company will recognize interest and penalties related to unrecognized tax benefits in interest and other income, net in the consolidated statements of income. There were no interest or penalties recorded in the three month periods ending March 31, 2012 and 2011.

Tax Receivable Agreement

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007 and intend to keep that election in effect for each taxable year in which an exchange of partnership units for shares occurs. The initial sale as a result of the Offering and subsequent exchanges of Operating Partnership units for shares of Class A common stock produced (and future exchanges may produce) increases in the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of tax payments to the extent that the Company has taxable income. During the three month period ending March 31, 2012, the deferred tax asset for the Section 754 election tax basis step-up increased $5.1 million due to the exchanges of Operating Partnership units for the Company’s Class A common stock. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $179.5 million and has recorded this amount as a deferred tax asset on its consolidated balance sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2011. The Company is obligated, however, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax is computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges had the Company not entered into the tax receivable agreement.

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

The Company believes it is more likely than not that it will realize a portion of the benefit represented by the deferred tax asset, and, therefore, the Company recorded 85% of this estimated amount of the increase in deferred tax assets as a liability to HFF Holdings under the tax receivable agreement and the remaining 15% of the increase in deferred tax assets directly in additional paid-in capital in stockholders’ equity. However, due to uncertainties of timing and amounts of payments, deferred tax assets representing the tax benefits to be realized when future payments are made to HFF Holdings under the tax receivable agreement are currently not more likely than not to be realized and, therefore, have a valuation allowance of $22.5 million recorded against them.

While the actual amount and timing of payments under the tax receivable agreement depends upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the future payments that will be made to HFF Holdings will be $154.1 million, and has recorded this obligation to HFF Holdings as a liability on the consolidated balance sheet. In addition, during the year ended December 31, 2011, the tax rates used to measure the deferred tax assets were updated, which resulted in an increase of deferred tax assets of $4.8 million, which in turn resulted in an increase in the payable under the tax receivable agreement of $4.0 million. To the extent the Company does not realize all of the tax benefits in future years, this liability to HFF Holdings may be reduced.

In conjunction with the filing of the Company’s 2010 federal and state tax returns, the benefit for 2010 relating to the Section 754 basis step-up was finalized resulting in $7.4 million tax benefits being realized by the Company for 2010. As discussed above, the Company is obligated to remit to HFF Holdings 85% of any such cash savings in federal and state tax. As such, during the third quarter of 2011 the Company paid $6.3 million to HFF Holdings under the tax receivable agreement. As of March 31, 2012, the Company has made payments to HFF Holdings pursuant to the terms of the tax receivable agreement in an aggregate amount of approximately $13.8 million and the Company anticipates to make a payment of $17.9 million to HFF Holdings in 2012.

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

The table below sets forth the noncontrolling interest amount recorded for the three month periods ended March 31, 2012 and 2011, which includes the exchanges 845,947 and 1,113,691 partnership units in each of the Operating Partnerships by members of HFF Holdings for an equal amount of shares of Class A common stock during the three month periods ending March 31, 2012 and 2011, respectively. (dollars in thousands).

	Three months ended March 31,
	2012		2011
Net income from Operating Partnerships	$6,124		$7,753
Noncontrolling interest ownership percentage	(A	)	(B	)

Noncontrolling interest	$121		$298

(A)	During the three months ending March 31, 2012, the ownership of the Operating Partnerships changed due to the exercise of the Exchange Right by members of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 2.7% during January and February 2012 and 0.4% during March 2012.
(B)	During the three months ending March 31, 2011, the ownership of the Operating Partnerships changed due to the exercise of the Exchange Right by members of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 5.8% during January and February 2011 and 2.8% during March 2011.

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

In June 2010, following consultation with the Company’s board of directors, the members of HFF Holdings agreed to modify the Exchange Right so as to permit certain participating members of HFF Holdings who voluntarily agreed to certain conditions to exchange in June 2010 all of their respective HFF Holdings’ partnership units in the Operating Partnerships that corresponded to such participating members’ interests in HFF Holdings for shares of Class A common stock. The participating members of HFF Holdings were then entitled to redeem all of their respective membership units in HFF Holdings for such shares of Class A common stock. This modification was conditioned upon each participating member’s agreement to extend the term of his or her existing non-competition and non-solicitation agreement to March 2015 and the imposition of resale restrictions on a portion of his or her shares of Class A common stock received pursuant to the Exchange Right exercise. The shares of Class A common stock subject to the resale restrictions equal 4,020,640 shares in the aggregate, which is equal to 25% of the original number of shares of Class A common stock that such participating members would have received following an exchange of 100% of the membership units in HFF Holdings that they each held at the time of the initial public offering. The voluntarily-imposed restrictions will begin to be released in March 2013. In March 2013, 33%, or approximately 1.34 million, of such restricted shares of Class A common stock will be eligible to be freely sold, with a like amount of such restricted shares of Class A common stock becoming eligible to be freely sold in each of March 2014 and March 2015. The contractual provisions setting forth these new resale restrictions can be waived, amended or terminated by the members of HFF Holdings following consultation with the Company’s board of directors. Members choosing not to participate in the modification of the Exchange Right continued to be subject to their existing non-competition and non-solicitation agreements and the Exchange Right restrictions, which were the same agreements and restrictions put in place at the time of the initial public offering.

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

	Original Exchange Rights Following the Reorganization Transactions		Reflects the June 2010 Modification of the Exchange Rights
Exchangeability Date:	Number of HFF Holdings’ Partnership Units in the Operating Partnerships Available for Exchange as a result of the Reorganization Transactions	Percentage of HFF Holdings’ Partnership Units in the Operating Partnerships Eligible for Exchange	Number of HFF Holdings’ Partnership Units exchanged for shares of Class A Common Stock Exchanged Through March 31, 2012	Number of Additional HFF Holdings’ Partnership Units Available for Exchange	Percentage of HFF Holdings’ Remaining Partnership Units in the Operating Partnerships Eligible for Exchange
January 31, 2009	5,088,750	25%	5,088,750	—	0%
January 31, 2010	5,088,750	25%	5,088,750	—	0%
January 31, 2011	5,088,750	25%	5,063,307	25,443	17%
January 31, 2012	5,088,750	25%	4,963,051	125,699	83%

Total	20,355,000	100%	20,203,858	151,142	100%

On September 30, 2009, a Registration Statement on Form S-3 relating to the offering and sale from time to time by the members of HFF Holdings of such 20,355,000 shares of Class A common stock became effective. At March 31, 2012, 20,203,858 partnership units in each of the Operating Partnerships beneficially owned by members of HFF Holdings immediately following the Reorganization Transactions had been exchanged for an equal amount of shares of HFF, Inc.’s Class A common stock pursuant to the Exchange Right. After giving effect to these changes, HFF Holdings owned 0.4% of the Operating Partnerships at March 31, 2012.

If all of the remaining partnership units held by HFF Holdings were exchanged for shares of Class A common stock of HFF, Inc. on March 31, 2012, 151,142 shares of Class A common stock with a fair value of $2.5 million would be issued and 37,063,042 shares of Class A common stock would be outstanding.

On April 30, 2012, HFF Holdings exchanged 6,000 partnership units for 6,000 shares of the Company’s Class A common stock. After giving effect to such exchange, HFF Holdings’ ownership percentage in the Operating Partnerships was approximately 0.4%, or 145,142 partnership units.

As a result of the Reorganization Transactions, HFF Holdings was issued one share of the Company’s Class B common stock. Class B common stock has no economic rights but entitles the holder to a number of votes that is equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships are exchangeable.

14. Stockholders Equity

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share, and one share of Class B common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. HFF Holdings has been issued one share of Class B common stock. Class B common stock has no economic rights but entitles the holder to a number of votes equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships, as of the relevant record date for the HFF, Inc. stockholder action, are exchangeable. Holders of Class A and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval. The Company had issued 37,069,517 and 36,102,322 shares of Class A common stock and 1 share of Class B common stock as of March 31, 2012 and December 31, 2011, respectively.

15. Earnings Per Share

The Company’s net income and weighted average shares outstanding for the three month periods ended March 31, 2012 and 2011 consist of the following (dollars in thousands):

	Three months ended March 31,
	2012	2011
Net income	$3,397	$4,347
Net income attributable to controlling interest	$3,276	$4,049
Weighted Average Shares Outstanding:
Basic	36,397,626	35,302,523
Diluted	36,503,759	35,524,352

The calculations of basic and diluted net income per share amounts for the three month periods ended March 31, 2012 and 2011 are described and presented below.

Basic Net Income per Share

Numerator — net income attributable to controlling interest for the three month periods ended March 31, 2012 and 2011, respectively.

Denominator — the weighted average shares of Class A common stock for the three month periods ended March 31, 2012 and 2011, including 90,833 and 78,803 restricted stock units that have vested and whose issuance is no longer contingent as of March 31, 2012 and March 31, 2011, respectively.

Diluted Net Income per Share

Numerator — net income attributable to controlling interest for the three month periods ended March 31, 2012 and 2011 as in the basic net income per share calculation described above plus income allocated to noncontrolling interest holder upon assumed exercise of the Exchange Right.

Denominator — the weighted average shares of Class A common stock for the three month periods ended March 31, 2012 and 2011, including 90,833 and 78,803 restricted stock units that have vested and whose issuance is no longer contingent as of March 31, 2012 and March 31, 2011, respectively, plus the dilutive effect of the unvested restricted stock units, stock options, and the issuance of Class A common stock upon exercise of the Exchange Right by HFF Holdings.

	Three months ended March 31,
	2012	2011
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to controlling interest	$3,276	$4,049
Denominator:
Weighted average number of shares of Class A common stock outstanding	36,397,626	35,302,523
Basic net income per share of Class A common stock	$0.09	$0.11
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to controlling interest	$3,276	$4,049
Add — dilutive effect of:
Income allocated to noncontrolling interest holder upon assumed exercise of exchange right	—	—
Denominator:
Basic weighted average number of shares of Class A common stock	36,397,626	35,302,523
Add — dilutive effect of:
Unvested restricted stock units	89,679	204,740
Stock options	16,454	17,089
Noncontrolling interest holder Exchange Right	—	—
Weighted average common shares outstanding — diluted	36,503,759	36,546,885
Diluted earnings per share of Class A common stock	$0.09	$0.11

16. Related Party Transactions

The Company made payments on behalf of two affiliates of $5,909 and $275, respectively, during the three month period ended March 31, 2012. The Company made payments on behalf of two affiliates of $896 and $761, respectively, during the three month period ended March 31, 2011. The Company had a net receivable from affiliates of approximately $229,000 and $223,000 at March 31, 2012 and December 31, 2011, respectively.

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

17. Commitments and Contingencies

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. The Company has recorded $154.1 million for this obligation to HFF Holdings as a liability on the consolidated balance sheet as of March 31, 2012.

In recent years, the Company has entered into arrangements with newly-hired producers whereby these producers would be paid additional compensation if certain performance targets are met over a defined period. Some of these agreements contain provisions that the payments will be made to the producers only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2012 through 2014. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the producers achieving the performance targets and the probability of each of the producers signing an employment agreement, if applicable. As of March 31, 2012, no accrual has been made for these arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of HFF, Inc. and its subsidiaries as of March 31, 2012, and the results of our operations for the three month periods ended March 31, 2012, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

Our Business

We are, based on transaction value, one of the leading providers of commercial real estate and capital markets services to both the users and providers of capital in the U.S. commercial real estate industry based on transaction volume and are one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 20 offices nationwide with approximately 211 transaction professionals and 309 support associates as of March 31, 2012.

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

We operate in one reportable segment, the commercial real estate financial intermediary segment, and offer debt placement, investment sales, structured finance, private equity placements, investment banking and advisory services, loan sales and loan sale advisory services, and commercial loan servicing and commercial real estate structured financing placements and capital markets advice.

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

•

Global and domestic credit and liquidity issues. Global and domestic credit and liquidity issues have recently led to an economic downturn, including a commercial real estate market downturn. This downturn in turn led to a decrease in transaction activity and lower values. The recent situation in the global credit markets, whereby many world governments (including the U.S., where the Company transacts virtually all of its business) have taken unprecedented and uncharted steps to either support the financial institutions in their respective countries from collapse or have taken direct ownership of the same, was unprecedented in the Company’s history. Restrictions on the availability of capital, both debt and/or equity, created significant reductions and could in the future cause further reductions of the liquidity in and the flow of capital to the commercial real estate markets. These restrictions also caused, and could in the future cause, commercial real estate prices to decrease due to the reduced amount of equity capital and debt financing available. In particular, the above issues may reduce the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes, which could in turn adversely affect our capital markets services revenues, including our servicing revenue.

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

The factors discussed above have adversely affected and continue to be a risk to our business, as evidenced by the effects of the significant recent disruptions in the global capital and credit markets, and in particular the domestic capital markets. While conditions in 2011 have generally improved, the global and domestic credit and liquidity issues, coupled with the global and domestic economic recession/slow down, reduced in 2008, 2009 and 2010, when compared to 2011 and prior periods in 2002 through 2007, and may reduce in the future the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes. This has had, and may have in the future, a significant adverse effect on our capital markets services revenues. The significant balance sheet issues of many of the CMBS lenders, banks, life insurance companies, mortgage REITS and debt funds, captive finance companies and other financial institutions have adversely affected, and could again in the future adversely affect the global and domestic economies and the flow of commercial mortgage debt to the U.S. capital markets, and, in turn, could potentially adversely affect all of our capital markets services platforms and resulting revenues.

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

Results of Operations

Following is a discussion of our results of operations for the three months ended March 31, 2012 and March 31, 2011. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2011.

	For the Three Months Ended March 31,
	2012		2011
	Dollars	% of Revenue	Dollars	% of Revenue	Total Dollar Change	Total Percentage Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$50,555	97.4%	$40,469	96.5%	$10,086	24.9%
Interest on mortgage notes receivable	991	1.9%	1,076	2.6%	(85)	(7.9)%
Other	332	0.6%	391	0.9%	(59)	(15.1)%

Total revenues	51,878	100.0%	41,936	100.0%	9,942	23.7%
Operating expenses
Cost of services	32,367	62.4%	25,410	60.6%	6,957	27.4%
Personnel	6,784	13.1%	4,297	10.2%	2,487	57.9%
Occupancy	1,856	3.6%	1,925	4.6%	(69)	(3.6)%
Travel and entertainment	1,772	3.4%	1,307	3.1%	465	35.6%
Supplies, research and printing	1,476	2.8%	903	2.2%	573	63.5%
Other	4,867	9.4%	3,783	9.0%	1,084	28.7%

Total operating expenses	49,122	94.7%	37,625	89.7%	11,497	30.6%

Operating income	2,756	5.3%	4,311	10.3%	(1,555)	(36.1)%
Interest and other income, net	2,836	5.5%	2,867	6.8%	(31)	(1.1)%
Interest expense	(9)	(0.0)%	(10)	(0.0)%	1	(10.0)%
(Increase) decrease in payable under tax receivable agreement	(9)	(0.0)%	—	0.0%	(9)	(100.0)%

Income before income taxes	5,574	10.7%	7,168	17.1%	(1,594)	(22.2)%
Income tax expense	2,177	4.2%	2,821	6.7%	(644)	(22.8)%

Net income	3,397	6.5%	4,347	10.4%	(950)	(21.9)%
Net income attributable to noncontrolling interest	121	0.2%	298	0.7%	(177)	(59.4)%

Net income attributable to controlling interest	$3,276	6.3%	$4,049	9.7%	$(773)	(19.1)%

EBITDA (1)	$7,099	13.7%	$8,133	19.4%	$(1,034)	(12.7)%

Adjusted EBITDA (1)	$7,278	14.0%	$7,334	17.5%	$(56)	(0.8)%

(1)	The Company defines EBITDA as net income attributable to controlling interest before interest expense, income tax expense, depreciation and amortization and net income attributable to the noncontrolling interest. Adjusted EBITDA is defined as EBITDA, adjusted to exclude: (i) income from the initial recording of mortgage servicing rights acquired and retained; (ii) stock-based compensation expense; and (iii) increase (decrease) in payable under the tax receivable agreement. The Company uses EBITDA and Adjusted EBITDA in its business operations to, among other things, evaluate the performance of its business, develop budgets and measure its performance against those budgets. The Company also believes that analysts and investors use EBITDA and Adjusted EBITDA as supplemental measures to evaluate its overall operating performance. However, both EBITDA and Adjusted EBITDA have material limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under U.S. generally acceptable accounting principles (GAAP). The Company finds EBITDA and Adjusted EBITDA as useful tools to assist in evaluating performance because they eliminate items related to capital structure and taxes, including, with respect to Adjusted EBITDA, the Company’s tax receivable agreement. Note that the Company classifies the interest expense on its warehouse lines of credit as an operating expense and, accordingly, it is not eliminated from net income attributable to controlling interest in determining EBITDA and Adjusted EBITDA. The items that the Company has eliminated from net income attributable to controlling interest in determining EBITDA are interest expense, income tax expense, depreciation of fixed assets and amortization of intangible assets, and net income attributable to the noncontrolling interest. Some of these eliminated items are significant to the Company’s business. For example, (i) interest expense is a necessary element of the Company’s costs and ability to generate revenue because it incurs interest expense related to any outstanding indebtedness, (ii) payment of income taxes is a necessary element of the Company’s costs, and (iii) depreciation and amortization are necessary elements of the Company’s costs.

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

Set forth below is a reconciliation of consolidated net income attributable to controlling interest to EBITDA and Adjusted EBITDA for the Company for the three months ended March 31, 2012 and 2011:

EBITDA and Adjusted EBITDA for the Company is calculated as follows:

(dollars in thousands)

	For the Three Months Ended March 31,
	2012	2011
Net income attributable to controlling interest	$3,276	$4,049
Add:
Interest expense	9	10
Income tax expense	2,177	2,821
Depreciation and amortization	1,516	955
Net income attributable to noncontrolling interest	121	298

EBITDA	$7,099	$8,133
Adjustments:
Stock-based compensation (a)	1,649	624
Initial recording of mortgage servicing rights	(1,479)	(1,423)
Increase (decrease) in payable under the tax receivable agreement	9	—

Adjusted EBITDA	$7,278	$7,334

(a)	Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation bonus plan or office profit participation bonus plans that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation bonus plan and office profit participation bonus plans.

Stock-based compensation expense for the three months ended March 31, 2012 reflects $0.3 million expense recognized during such period that was associated with restricted stock granted in March 2012 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2011. Stock-based payments under such plans were first made in 2012 in respect of 2011. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

Revenues. Our total revenues were $51.9 million for the three months ended March 31, 2012 compared to $41.9 million for the same period in 2011, an increase of $9.9 million, or 23.7%. Revenues increased primarily as a result of a 44.6% increase in production volumes in our capital markets services platforms.

•

The revenues we generated from capital markets services for the three months ended March 31, 2012 increased $10.1 million, or 24.9%, to $50.6 million from $40.5 million for the same period in 2011. The increase is primarily attributable to an increase in production volume closed during the first quarter of 2012 compared to the first quarter of 2011.

•

The revenues derived from interest on mortgage notes receivable were $1.0 million for the three months ended March 31, 2012 compared to $1.1 million for the same period in 2011, a decrease of $0.1 million. Revenues decreased primarily as a result of an decrease in loan originations made in connection with our services as a Freddie Mac Multifamily Program Plus® Seller/Servicer during the first quarter of 2012 compared to the first quarter of 2011.

•

The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $0.3 million for the three month period ended March 31, 2012 and $0.4 million for the three month period ended March 31, 2011, a decrease of approximately $0.1 million, or 15.1%.

Total Operating Expenses. Our total operating expenses were $49.1 million for the three months ended March 31, 2012 compared to $37.6 million for the same period in 2011, an increase of $11.5 million, or 30.6%. Expenses increased primarily due to increased cost of services and increased personnel costs resulting primarily from an increase in capital markets services revenue and increased headcount.

•

The cost of services for the three months ended March 31, 2012 increased $7.0 million, or 27.4%, to $32.4 million from $25.4 million for the same period in 2011. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues. Also contributing to the increase in cost of services are higher salary costs from increased headcount to support the increase in production volume. Cost of services as a percentage of capital markets services revenues was approximately 64.0% and 62.8% for the three month periods ended March 31, 2012 and March 31, 2011, respectively.

•

Personnel expenses that are not directly attributable to providing services to our clients increased $2.5 million, or 57.9%, to $6.8 million for the three months ended March 31, 2012 from $4.3 million for the same period in 2011. The increase is primarily related to an increase in the performance-based firm and office profit participation plan expense of $0.8 million, the vesting in the first quarter of 2012 of the firm and office profit participation plan awards granted in 2011 of $0.6 million and the mark-to-market adjustment on the existing restricted stock awards accounted for as liability awards which are revalued each quarter and resulted in increased expense of $0.7 million during the first quarter 2012 as compared to the first quarter 2011. Personnel expenses are impacted quarterly by the adjustments made to accrue for the estimated expense associated with the based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors.

The stock compensation cost included in personnel expenses was $3.6 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively. Approximately $1.9 million of this increase is primarily due to the award of 212,259 restricted stock units by the Company’s board of directors on March 1, 2012 in connection with the firm and office profit participation plans for fiscal year 2011, which was previously recorded as incentive compensation expense in 2011 and was reclassified as stock compensation costs in the three months ending March 31, 2012. Both incentive compensation expense and stock compensation expense for the firm and office profit participation plans are recorded in personnel expenses in the consolidated statements of income, therefore the $1.9 million reclassification had a net zero impact on personnel expenses in the three months ending March 31, 2012. Additionally, contributing to the increase in stock compensation costs is the mark-to-market adjustment on existing restricted stock awards accounted for as liability awards which resulted in $1.2 million of expense (or a $0.7 million increase as compared to the first quarter of 2011). At March 31, 2012, there was approximately $5.2 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the unvested restricted stock units is 1.6 years as of March 31, 2012. The weighted average remaining contractual term of the unvested options is 10.6 years as of March 31, 2012.

•

Occupancy, travel and entertainment, and supplies, research and printing expenses for the three months ended March 31, 2012 increased $1.0 million, or 23.4%, to $5.1 million compared to the same period in 2011. These increases are primarily due to increased supplies, research and printing and travel and entertainment costs stemming from the increase in capital markets services revenues and office expansion.

•

Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $4.9 million in the three months ended March 31, 2012, an increase of $1.1 million, or 28.7%, versus $3.8 million in the three months ended March 31, 2011. This increase is primarily related to increased depreciation and amortization of $0.6 million due to a higher balance of mortgage servicing rights and accelerated depreciation on certain offices’ tenant and leasehold improvements due to office relocations, outsourcing and licenses of $0.1 million and other general and administrative costs of $0.3 million.

Net Income. Our net income for the three months ended March 31, 2012 was $3.4 million, a decrease of $0.9 million versus $4.3 million for the same fiscal period in 2011. This decrease is primarily due to higher costs of services and personnel costs as described above.

•	Interest and other income, net for the three months ended March 31, 2011 was $2.8 million, a decrease of $31,000 as compared to $2.9 million for the same fiscal period in 2011.

•	The interest expense we incurred in the three months ended March 31, 2012 totaled $9,000, a decrease of $1,000 from $10,000 of expenses incurred in the three months ended March 31, 2011.

•

(Increase) decrease in payable under the tax receivable agreement reflects the change in the estimated tax benefits owned to HFF Holdings under the tax receivable agreement. The $9,000 increase in payable under the tax receivable agreement for the three month period ended March 31, 2012 represents 85% of the increase in the related deferred tax asset of $11,000.

•

Income tax expense was approximately $2.2 million for the three months ended March 31, 2012, as compared to $2.8 million in the three months ended March 31, 2011. This decrease is primarily due to the lower income before income taxes during the three months ended March 31, 2012 compared to the same period of the prior year. During the three months ended March 31, 2012, the Company recorded a current income tax expense of $43,000 and deferred income tax expense of $2.1 million.

•

Net income attributable to noncontrolling interest, representing the ownership interest of HFF Holdings in the Operating Partnerships, equaled $0.1 million for the three months ended March 31, 2012, a decrease of $0.2 million from the same period of the prior year. This decrease is due to the lower average ownership interest during the respective periods of HFF Holdings in the Operating Partnerships as a result of the exercises of the Exchange Right that occurred in February 2012 and by the lower net income from the Operating Partnership in the first quarter of 2012 as compared to the first quarter of 2011.

Financial Condition

Total assets decreased to $455.9 million at March 31, 2012 from $478.5 million at December 31, 2011, primarily due to:

•	A decrease in cash and cash equivalents of $15.9 million primarily due to the payment of incentive compensation that was accrued as of December 31, 2011.

•	A decrease in mortgage notes receivable of $15.4 million due to a lower number of loans pending sale to Freddie Mac at March 31, 2012, compared to December 31, 2011.

These decreases in assets were partially offset by increases in prepaid taxes of $3.2 million, accounts receivable of $0.6 million, intangible assets, net of $0.5 million and property and equipment, net of $1.1 million.

Total liabilities decreased to $319.6 million at March 31, 2012 from $348.1 million at December 31, 2011, primarily due to:

•	A decrease in amounts outstanding under the warehouse lines of credit of $15.4 million due to a lower number of loans pending sale to Freddie Mac at March 31, 2012, compared to December 31, 2011.

•

A decrease in accrued compensation and related taxes of $13.8 million due to the payment of incentive compensation that was accrued as of December 31, 2011 and a decrease in other current liabilities of $4.2 million.

These decreases were partially offset by an increase in payable under tax receivable agreement of $4.3 million primarily due to the step-up in basis from the partnership unit exchanges that occurred during the three month period ended March 31, 2012.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of distributions to members of HFF Holdings and payment of commissions and bonuses to employees.

First Three Months of 2012

Cash and cash equivalents decreased $15.9 million in the three months ended March 31, 2012. Net cash of $13.7 million was used in operating activities, primarily resulting from a $13.1 million decrease in accrued compensation and related taxes, a $4.2 million decrease in other accrued liabilities, a $3.7 million increase in prepaid taxes, prepaid expenses and other current assets, a $0.6 million increase in accounts receivable and a $0.5 million decrease in accounts payable. These uses of cash were partially offset by $3.4 million of net income. Cash of $1.6 million was used for investing in property and equipment. Financing activities used $0.1 million for the payments on certain capital leases and $0.6 million to purchase shares of Class A common stock in connection with employee tax withholdings.

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

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At March 31, 2012, our cash and cash equivalents of approximately $125.8 million were invested or held in a mix of money market funds and bank demand deposit accounts at two financial institutions. Our liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash level, credit lines, interest and payments on debt, capital expenditures and other matters relating to liquidity and to compliance with regulatory net capital requirements.

In accordance with the Operating Partnerships’ partnership agreements and approval from the board of directors of HFF, Inc. and from Holliday GP (as general partner of the Operating Partnerships), each of the Operating Partnerships makes distributions to its partners, including HFF Holdings and HFF, Inc. (through their wholly owned subsidiaries), based on taxable income, if any, in an amount sufficient to cover all applicable taxes payable by the members of HFF Holdings and by us and to cover dividends, if any, declared by the board of directors. During the three months ended March 31, 2012, the Operating Partnerships did not make any distributions to HFF Holdings. However, in April 2012, the Operating Partnerships made a distribution to HFF Holdings of approximately $1.0 million for the 2011 tax year. These distributions decrease the noncontrolling interest balance on the consolidated balance sheet.

Over the three month period ended March 31, 2012, we used approximately $13.7 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the three months ended March 31, 2012, we incurred approximately $49.1 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the three months ended March 31, 2012, approximately 53.2% of our operating expenses were considered variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. However, if the economy deteriorates at the rate it did during 2008 and 2009, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings in U.S. federal, state and local income tax that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. We have estimated that future payments that will be made to HFF Holdings will be $154.1 million, of which approximately $17.9 million is anticipated to be paid in 2012. Our liquidity needs related to our long term obligations are primarily related to our facility leases. Additionally, for the three months ended March 31, 2012, we incurred approximately $1.9 million in occupancy expenses and approximately $9,000 in interest expense.

We are a party to an uncommitted $250 million financing arrangement with PNC Bank, N.A. (PNC) and an uncommitted $75 million financing arrangement with The Huntington National Bank (Huntington), with an additional $25 million available for four consecutive months anytime during the last six months of 2012 upon our election, to fund our Freddie Mac loan closings. Pursuant to these arrangements, PNC or Huntington funds the multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington National Bank financing arrangements are only for the purpose of supporting our participation in Freddie Mac’s Program Plus Seller Servicer program and cannot be used for any other purpose. As of March 31, 2012, we had outstanding borrowings of $139.1 million under the PNC/Huntington arrangements and a corresponding amount of mortgage notes receivable. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

Goodwill. We evaluate goodwill for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the estimated fair value of the Company. In determining the fair value of the Company for purposes of evaluating goodwill for impairment, we utilize a combined market and discounted cash flows approach. In applying the market approach, we use the stock price of our Class A common stock as of the measurement date multiplied by the number of current outstanding shares as of the measurement date and an estimated control premium. In applying the discounted cash flows approach, we project our cash flows for the next five years plus a terminal value and discount this stream of cash to determine an estimated fair value. We then apply a weighted factor to both the market approach and discounted cash flows approach to determine the estimated fair value of the Company. As of April 27, 2012, management’s analysis indicates that a greater than 80.0% decline in the estimated fair value of the Company may result in the recorded goodwill being potentially impaired and would require management to measure the amount of the impairment charge. Goodwill is considered impaired if the recorded book value of goodwill exceeds the implied fair value of goodwill as determined under this valuation technique. We use our best judgment and information available to us at the time to perform this review.

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

Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of March 31, 2012, the fair value and net book value of the servicing rights were $15.0 million and $13.6 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 33%, the discount rate increased 14% or if there is an 7% increase in the cost of servicing at the stratum level, the estimate fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.

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

The net deferred tax asset of $158.7 million at March 31, 2012 is comprised mainly of a $179.5 million deferred tax asset related to the Section 754 of the Internal Revenue Code (“Section 754”) election tax basis step up, net of a $22.5 million valuation allowance. The net deferred tax asset related to the Section 754 election tax basis step up of $157.0 million represents annual pre-tax deductions of approximately $26.3 million through 2021, then decreasing over the next six years to approximately $0.1 million in 2027. In order to realize the annual pre-tax benefit of approximately $26.3 million, the Company needs to generate approximately $169.0 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit of $26.3 million each year, the shortfall becomes a net operating loss that can be carried back three years to offset prior years’ taxable income, if any, or carried forward twenty years to offset future taxable income. During 2008 and 2009, based on the decline in production volume and corresponding impact on operating results, we have not realized the entire benefit of the annual deduction. Currently, $4.4 million of this cumulative benefit is characterized as a net operating loss and can be carried forward for periods that begin to expire in 2028. A portion of the net operating loss of $4.4 million is subject to limitation under Section 382 of the Internal Revenue Code. The limitation on the use of the net operating loss in 2012 is $1.1 million, which can be used in future years. The net operating loss limitation does not impact the Company’s ability to fully utilize the net operating loss before its expiration. In evaluating the realizability of these deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets. Based on revenue and taxable income generated through March 31, 2012, management currently expects to realize the entire $26.3 million annual pre-tax benefit and be able to utilize a portion of the net operating loss carryforward. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction would be made in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets.

Leases. The Company leases all of its facilities under operating lease agreements. These lease agreements typically contain tenant improvement allowances. The Company records tenant improvement allowances as leasehold improvement assets, included in property and equipment, net in the consolidated balance sheet, and related deferred rent liabilities and amortizes them on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense and a reduction to rent expense, respectively. Lease agreements sometimes contain rent escalation clauses or rent holidays, which are recognized on a straight-line basis over the life of the lease in accordance with ASC 840, Leases (ASC 840). Lease terms generally range from one to ten years. An analysis is performed on each equipment lease to determine whether it should be classified as a capital or operating lease according to ASC 840.

Share Based Compensation. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The weighted average assumptions used in the option pricing model as of March 31, 2012 are: i) zero dividend yield, ii) expected volatility of 63.9%, iii) risk free interest rate of 3.2% and iv) expected life of 10.0 years. For restricted stock awards, the fair value of the awards is calculated as the difference between the market value of the Company’s Class A common stock on the date of grant and the purchase price paid by the employee. The Company also has restricted stock awards that are accounted for as liability awards and require remeasurement to fair value at the end of each reporting period. The Company’s awards are generally subject to graded or cliff vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary.

Employment / Non-compete Agreements. The Company has entered into arrangements with newly-hired producers whereby these producers would be paid additional compensation if certain performance targets are met over a defined period. Some of these agreements contain provisions that the payments will be made to the producers only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2012 through 2014. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the producers achieving the performance targets and the probability of each of the producers signing an employment agreement, if applicable. As of March 31, 2012, no accrual has been made for these arrangements.

Firm and Office Profit Participation Plans. The Company’s firm and office profit participation plans provide for payments in cash and share-based awards if certain performance targets are achieved during the year. The expense associated with the plans is included in personnel expenses in the consolidated statements of income. The expense recorded for these plans is estimated during the year based on actual results at each interim reporting date and an estimate of future results for the remainder of the year. The plans allow for payments to be made in both cash and share-based awards, the composition of which is determined in the first calendar quarter of the subsequent year. Cash and share-based awards issued under these plans are subject to vesting conditions over the subsequent year, such that the total expense measured for these plans is recorded over the period from the beginning of the performance year through the vesting date. Based on an accounting policy election, the expense associated with the share-based component of the estimated incentive payout is recognized before the grant date of the stock due to the fact that the terms of the profit participation plans have been approved by the Company’s board of directors and the employees of the Company understand the requirements to earn the award. Prior to the grant date, the share-based component-related expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income. Following the award, if any, the related incentive payout, the share-based component expense is reclassified as stock compensation costs with personnel expenses.

Certain Information Concerning Off-Balance Sheet Arrangements

We do not currently invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

Seasonality

Our capital markets services revenue has historically been seasonal, which can affect an investor’s ability to compare our financial condition and results of operation on a quarter-by-quarter basis. This seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. The typical concentration of earnings and cash flows in the last six months of the year has historically been due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. However, given the recent disruptions, write-offs and credit losses in the global and domestic capital markets, the liquidity issues facing all global capital markets, and in particular the U.S. commercial real estate markets, this historical pattern of seasonality may or may not continue. For example, while the seasonality described above did occur in 2011, 2010 and 2009, it did not occur in 2007 or 2008, causing historical comparisons to be even more difficult to gauge.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

HFF, INC.

Dated: May 4, 2012	By:	/s/ John H. Pelusi, Jr.
John H. Pelusi, Jr.
Chief Executive Officer, Director and Executive Managing Director (Principal Executive Officer)

Dated: May 4, 2012	By:	/s/ Gregory R. Conley
Gregory R. Conley
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	XBRL (Extensible Business Reporting Language) information is furnished not filed herewith, is not part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Act of 1934, and otherwise is not subject to liability under these sections.