Form 10-Q
period 2012-06-30
HFF, Inc.
filed 2012-08-03
CIK 1380509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding as of July 26, 2012 was 36,930,702 shares.

HFF, INC. AND SUBSIDIARIES

June 30, 2012

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

SPECIAL NOTE REGARDING THE REGISTRANT

In connection with our initial public offering of our Class A common stock in February 2007, we effected a reorganization of our business, which had previously been conducted through HFF Holdings LLC (“HFF Holdings”) and certain of its wholly-owned subsidiaries, including Holliday Fenoglio Fowler, L.P. and HFF Securities L.P. (together, the “Operating Partnerships”) and Holliday GP Corp. (“Holliday GP”). In the reorganization, HFF, Inc., a newly-formed Delaware corporation, purchased from HFF Holdings all of the shares of Holliday GP, which is the sole general partner of each of the Operating Partnerships, and approximately 44.7% of the partnership units in each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP) in exchange for the net proceeds from the initial public offering and one share of Class B common stock of HFF, Inc. As of June 30, 2012, HFF Holdings had exchanged an additional approximately 54.9% of the partnership units in each of the Operating Partnerships for shares of Class A common stock of the Company pursuant to the Exchange Right (as defined in this Quarterly Report on Form 10-Q). Following this reorganization, HFF, Inc. became and continues to be a holding company holding partnership units in the Operating Partnerships and all of the outstanding shares of Holliday GP. As of June 30, 2012, HFF, Inc. held approximately 99.6% of the partnership units in the Operating Partnerships. HFF Holdings and HFF, Inc., through their wholly-owned subsidiaries, are the only limited partners of the Operating Partnerships. We refer to these transactions collectively in this Quarterly Report on Form 10-Q as the “Reorganization Transactions.” Unless we state otherwise, the information in this Quarterly Report on Form 10-Q gives effect to these Reorganization Transactions.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HFF, Inc.

Consolidated Balance Sheets

(Dollars in Thousands)

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$148,537	$141,763
Restricted cash (Note 7)	—	80
Accounts receivable	3,164	1,411
Receivable from affiliate (Note 16)	33	223
Mortgage notes receivable (Note 8)	327,292	154,449
Prepaid taxes	1,603	79
Prepaid expenses and other current assets	3,188	2,205
Deferred tax asset, net	2,273	4,556

Total current assets, net	486,090	304,766
Property and equipment, net (Note 4)	5,350	4,315
Deferred tax asset, net	151,600	151,224
Goodwill	3,712	3,712
Intangible assets, net (Note 5)	14,265	13,137
Other noncurrent assets	1,149	1,297

Total Assets	$662,166	$478,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$327	$269
Warehouse line of credit (Note 8)	327,292	154,449
Accrued compensation and related taxes	24,605	30,828
Accounts payable	827	1,670
Payable under tax receivable agreement (Note 12)	17,741	17,876
Other current liabilities	3,029	7,227

Total current liabilities	373,821	212,319
Deferred rent credit	4,711	3,508
Payable under the tax receivable agreement, less current portion (Note 12)	136,489	131,924
Long-term debt, less current portion (Note 7)	365	300

Total liabilities	515,386	348,051
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 authorized; 37,088,319 and 36,102,322 shares issued, respectively; 36,930,702 and 35,983,965 shares outstanding, respectively	369	360
Class B common stock, par value $0.01 per share, 1 share authorized, and 1 share outstanding	—	—
Treasury stock, 157,617 and 118,357 shares at cost, respectively	(1,055)	(490)
Additional paid-in-capital	69,990	64,049
Retained earnings	77,045	62,914

Total parent stockholders’ equity	146,349	126,833
Noncontrolling interest (Note 13)	431	3,567

Total equity	146,780	130,400

Total liabilities and stockholders’ equity	$662,166	$478,451

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Income

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Capital markets services revenue	$64,895	$72,056	$115,450	$112,525
Interest on mortgage notes receivable	1,332	402	2,323	1,478
Other	527	439	859	830

	66,754	72,897	118,632	114,833
Expenses
Cost of services	37,487	40,111	69,854	65,521
Personnel	5,595	7,526	12,379	11,823
Occupancy	2,171	1,774	4,027	3,699
Travel and entertainment	1,950	1,661	3,722	2,968
Supplies, research, and printing	1,275	1,212	2,751	2,115
Insurance	435	410	858	812
Professional fees	982	946	1,973	1,887
Depreciation and amortization	1,318	1,032	2,834	1,987
Interest on warehouse line of credit	832	245	1,480	892
Other operating	1,243	1,230	2,532	2,068

	53,288	56,147	102,410	93,772

Operating income	13,466	16,750	16,222	21,061

Interest and other income, net	5,300	5,361	8,136	8,228
Interest expense	(12)	(7)	(21)	(17)
(Increase) decrease in payable under the tax receivable agreement	—	—	(9)	—

Income before income taxes	18,754	22,104	24,328	29,272
Income tax expense	7,824	8,616	10,001	11,437

Net income	10,930	13,488	14,327	17,835
Net income attributable to noncontrolling interest	75	631	196	929

Net income attributable to controlling interest	$10,855	$12,857	$14,131	$16,906

Earnings per share—Basic and Diluted
Income available to HFF, Inc. common stockholders—Basic	$0.29	$0.36	$0.38	$0.47
Income available to HFF, Inc. common stockholders—Diluted	$0.29	$0.35	$0.38	$0.47

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars in Thousands, except share data)

	Controlling Interest
	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Noncontrolling Interest	Total Equity

	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2011	35,983,965	$360	118,357	$(490)	$64,049	$62,914	$3,567	$130,400
Stock compensation and other, net	—	—	—	—	2,886	—	—	2,886
Issuance of Class A common stock, net (1)	985,997	9	—	—	2,277	—	(2,286)	—
Repurchase of Class A common stock	(39,260)	—	39,260	(565)	—	—	—	(565)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	778	—	—	778
Distributions	—	—	—	—	—	—	(1,046)	(1,046)
Net income	—	—	—	—	—	14,131	196	14,327

Stockholders’ equity, June 30, 2012	36,930,702	$369	157,617	$(1,055)	$69,990	$77,045	$431	$146,780

	Controlling Interest
	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Noncontrolling Interest	Total Equity

	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2010	34,829,382	$348	110,540	$(396)	$62,485	$22,895	$4,351	$89,683
Stock compensation and other, net	—	—	—	—	515	—	—	515
Issuance of Class A common stock, net (1)	1,136,956	12	—	—	(180)	—	168	—
Repurchase of Class A common stock	(7,817)	—	7,817	(94)	—	—	—	(94)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	877	—	—	877
Distributions	—	—	—	—	—	—	(2,904)	(2,904)
Net income	—	—	—	—	—	16,906	929	17,835

Stockholders’ equity, June 30, 2011	35,958,521	$360	118,357	$(490)	$63,697	$39,801	$2,544	$105,912

(1)	Includes the effect of the exchange of the Operating Partnerships units by HFF Holdings and the effect of the timing of the tax distribution payments on the ownership of the Operating Partnerships.

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

(Dollars In Thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$14,327	$17,835
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	1,842	1,421
Deferred taxes	7,107	10,538
Increase (decrease) in payable under the tax receivable agreement	9	—
Depreciation and amortization:
Property and equipment	1,070	643
Intangibles	1,764	1,344
Gain on sale or disposition of assets, net	(4,001)	(5,355)
Mortgage service rights assumed	(1,052)	(732)
Proceeds from sale of mortgage servicing rights	2,192	3,837
Increase (decrease) in cash from changes in:
Restricted cash	80	—
Accounts receivable	(1,753)	(2,458)
Receivable from affiliates	190	(187)
Mortgage notes receivable	(172,843)	(19,451)
Net borrowings on warehouse line of credit	172,843	19,451
Prepaid taxes, prepaid expenses and other current assets	(2,507)	(627)
Other noncurrent assets	148	(743)
Accrued compensation and related taxes	(5,179)	8,507
Accounts payable	(843)	(137)
Other accrued liabilities	(4,198)	(1,157)
Other long-term liabilities	1,202	1,114

Net cash provided by operating activities	10,398	33,843
Investing activities
Purchases of property and equipment	(1,850)	(1,526)

Net cash used in investing activities	(1,850)	(1,526)
Financing activities
Payments on long-term debt	(163)	(115)
Treasury stock	(565)	(94)
Distributions to noncontrolling interest	(1,046)	(2,904)

Net cash used in financing activities	(1,774)	(3,113)

Net increase in cash	6,774	29,204
Cash and cash equivalents, beginning of period	141,763	73,339

Cash and cash equivalents, end of period	$148,537	$102,543

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization

HFF, Inc., a Delaware corporation (the “Company”), through its Operating Partnerships, Holliday Fenoglio Fowler, L.P., a Texas limited partnership (“HFF LP”), and HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”), is a commercial real estate financial intermediary and provides commercial real estate and capital markets services including debt placement, investment sales, structured finance, private equity placements, investment banking and advisory services, loan sales and loan sale advisory services, commercial loan servicing, commercial real estate structured financing placements and capital markets advice in 21 offices in the United States.

Initial Public Offering and Reorganization

The Company was formed in November 2006 in connection with a proposed initial public offering of its Class A common stock. On November 9, 2006, the Company filed a registration statement on Form S-1 with the United States Securities and Exchange Commission (the “SEC”) relating to a proposed underwritten initial public offering of 14,300,000 shares of Class A common stock of HFF, Inc. (the “Offering”). On January 30, 2007, the SEC declared the registration statement on Form S-1 effective and the Company priced 14,300,000 shares for the initial public offering at a price of $18.00 per share. On January 31, 2007, the Company’s common stock began trading on the New York Stock Exchange under the symbol “HF.”

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

In addition to cash received for its sale of all of the shares of Holliday GP and approximately 45% of partnership units of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP), HFF Holdings also received, through the issuance of one share of the Company’s Class B common stock to HFF Holdings, an exchange right that permits HFF Holdings to exchange interests in the Operating Partnerships for shares of (i) the Company’s Class A common stock (the “Exchange Right”) and (ii) rights under a tax receivable agreement between the Company and HFF Holdings. See Notes 13 and 12 for further discussion of the Exchange Right held by the noncontrolling interest holder and tax receivable agreement, respectively.

As a result of the reorganization, the Company became a holding company through a series of transactions pursuant to a sale and purchase agreement. Pursuant to the Offering and reorganization, the Company’s sole assets are, through its wholly-owned subsidiary HFF Partnership Holdings, LLC, a Delaware limited liability company (“HoldCo LLC”), partnership interests of HFF LP and HFF Securities and all of the shares of Holliday GP. The transactions that occurred in connection with the initial public offering and reorganization are referred to as the “Reorganization Transactions.”

Basis of Presentation

The accompanying consolidated financial statements of the Company as of June 30, 2012 and December 31, 2011 and for the three and six month periods ended June 30, 2012 and June 30, 2011, include the accounts of HFF LP, HFF Securities, and the Company’s wholly-owned subsidiaries, Holliday GP and HoldCo LLC. All significant intercompany accounts and transactions have been eliminated.

The purchase of shares of Holliday GP and partnership units in each of the Operating Partnerships are treated as a reorganization under common control for financial reporting purposes. HFF Holdings owned 100% of Holliday GP, HFF LP Acquisition, LLC, a Delaware limited liability company (“Holdings Sub”), and the Operating Partnerships prior to the Reorganization Transactions. The initial purchase of shares of Holliday GP and the initial purchase of units in the Operating Partnerships were accounted for at historical cost, with no change in basis for financial reporting purposes. Accordingly, the net assets of HFF Holdings purchased by the Company are reported in the consolidated financial statements of the Company at HFF Holdings’ historical cost.

As the sole stockholder of Holliday GP (the sole general partner of the Operating Partnerships), the Company now operates and controls all of the business and affairs of the Operating Partnerships. The Company consolidates the financial results of the Operating Partnerships, and the ownership interest of HFF Holdings in the Operating Partnerships is treated as a noncontrolling interest in the Company’s consolidated financial statements. HFF Holdings, through its wholly-owned subsidiary (Holdings Sub), and the Company, through its wholly-owned subsidiaries (HoldCo LLC and Holliday GP), are the only partners of the Operating Partnerships following the Reorganization Transactions.

2. Summary of Significant Accounting Policies

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011. Accordingly, significant accounting policies and disclosures normally provided have been omitted as such items are disclosed therein. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results expected for the year ending December 31, 2012.

In late 2010, the Company introduced a firm profit participation plan and modified the existing office profit participation plans to allow for the incentive payments to be made either in the form of cash or stock at the election of the Company’s board of directors based on achieving various performance metrics. The new and modified plans took effect during 2011. The expense associated with the plans is included within personnel expenses in the consolidated statements of income. The expense recorded for these plans is estimated during the year based on actual results at each interim reporting date and an estimate of future results for the remainder of the year. The plans allow for payments to be made in both cash and share-based awards, the composition of which is determined in the first calendar quarter of the subsequent year. Cash and share-based awards issued under these plans are subject to vesting conditions such that the total expense measured for these plans is recorded over the period from the beginning of the performance year through the vesting date. Based on an accounting policy election, the expense associated with the stock component of the estimated incentive payout is recognized before the grant date of the stock due to the fact that the terms of the incentive compensation plans have been approved by the Company’s board of directors and the employees of the Company understand the requirements to earn the award. Prior to the grant date, the share-based component-related expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income. Following the award, if any, of the related incentive payout, the share-based component expense is reclassified as stock compensation costs within personnel expenses.

3. Stock Compensation

The stock compensation cost that has been charged against income for the three and six months ended June 30, 2012 was $0.2 million and $1.8 million, respectively, which is recorded in personnel expenses in the consolidated statements of income. The stock compensation cost that has been charged against income for the three and six months ended June 30, 2011 was $0.8 million and $1.4 million, respectively. At June 30, 2012, there was approximately $3.5 million of unrecognized compensation cost related to share based awards. As of June 30, 2012, there were 541,648 restricted stock units outstanding, of which 333,687 units are treated as liability awards and require remeasurement of fair value at the end of each reporting period until settlement. Stock compensation (benefit)/expense related to the liability awards that has been included within income for the three and six months ended June 30, 2012 was $(0.4) million and $0.9 million, respectively. Stock compensation expense related to the liability awards that has been included within income for the three and six months ended June 30, 2011 was $0.4 million and $0.9 million, respectively.

During the three months ended June 30, 2012, no options were granted, exercised or forfeited and 6,406 options vested.

During the three month period ending June 30, 2012, 19,578 new restricted stock units were granted, 15,661 restricted stock units vested and 53,648 restricted stock units were forfeited.

The fair value of vested restricted stock units was $1.5 million at June 30, 2012.

The weighted average remaining contractual term of the nonvested restricted stock units was 1.4 years as of June 30, 2012.

4. Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	June 30, 2012	December 31, 2011
Furniture and equipment	$4,616	$4,294
Computer equipment	851	852
Capitalized software costs	496	496
Leasehold improvements	6,588	6,617

Subtotal	12,551	12,259
Less accumulated depreciation and amortization	(7,201)	(7,944)

	$5,350	$4,315

At June 30, 2012 and December 31, 2011 the Company has recorded, within furniture and equipment, office equipment under capital leases of $1.1 million and $0.8 million, respectively, including accumulated amortization of $0.4 million and $0.3 million, respectively, which is included within depreciation and amortization expense in the accompanying consolidated statements of income. See Note 7 for discussion of the related capital lease obligations.

5. Intangible Assets

The Company’s intangible assets are summarized as follows (dollars in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Mortgage servicing rights	$25,055	$(10,890)	$14,165	$22,338	$(9,301)	$13,037
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$25,155	$(10,890)	$14,265	$22,438	$(9,301)	$13,137

As of June 30, 2012 and December 31, 2011, the Company serviced $28.8 billion and $27.2 billion, respectively, of commercial loans. The Company earned $3.5 million and $6.8 million in servicing fees and interest on float and escrow balances for the three and six month periods ending June 30, 2012, respectively. The Company earned $3.0 million and $6.0 million in servicing fees and interest on float and escrow balances for the three and six month periods ending June 30, 2011, respectively. These revenues are recorded as capital markets services revenues in the consolidated statements of income.

The total commercial loan servicing portfolio includes loans for which there are no corresponding mortgage servicing rights recorded on the balance sheet, as these servicing rights were assumed prior to January 1, 2007 and involved no initial consideration paid by the Company. The Company recorded mortgage servicing rights of $14.2 million and $13.0 million on $20.9 billion and $18.7 billion, respectively, of the total loans serviced as of June 30, 2012 and December 31, 2011.

The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (CMBS), Freddie Mac and limited-service life company loans.

Changes in the carrying value of mortgage servicing rights for the six month periods ended June 30, 2012 and 2011, and the fair value at the end of each period were as follows (dollars in thousands):

Category	12/31/11	Capitalized	Amortized	Sold / Transferred	6/30/12	FV at 6/30/12
Freddie Mac	$6,126	$2,217	$(685)	$(1,938)	$5,720	$5,980
CMBS	5,273	270	(569)	1,560	6,534	7,724
Life company	1,492	581	(456)	—	1,617	1,852
Life company – limited	146	201	(53)	—	294	361

Total	$13,037	$3,269	$(1,763)	$(378)	$14,165	$15,917

Category	12/31/10	Capitalized	Amortized	Sold / Transferred	6/30/11	FV at 6/30/11
Freddie Mac	$6,190	$1,852	$(651)	$(1,895)	$5,496	$6,197
CMBS	3,232	234	(347)	1,574	4,693	5,410
Life company	900	448	(316)	—	1,032	1,233
Life company – limited	91	50	(41)	—	100	124

Total	$10,413	$2,584	$(1,355)	$(321)	$11,321	$12,964

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $1.3 million and $2.2 million on $438.1 million and $775.1 million of loans, respectively, during the three and six month periods ending June 30, 2012, respectively, and $0.7 million and $1.9 million on $213.6 million and $615.8 million of loans, respectively, during the three and six month periods ending June 30, 2011, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration of $0.5 million and $1.1 million on $1.1 billion and $2.5 billion of loans, respectively, during the three and six month periods ending June 30, 2012 and $0.4 million and $0.7 million on $1.0 billion and $1.8 billion of loans respectively, during the three and six month periods ending June 30, 2011. During the six months ending June 30, 2012 and 2011, the Company sold the cashiering portion of certain Freddie Mac mortgage servicing rights. While the Company transferred the risks and rewards of ownership of the cashiering portion of the mortgage servicing rights, the Company continues to perform limited servicing activities on these loans for a reduced market-based fee. Therefore, the remaining servicing rights were transferred to the CMBS servicing tranche. The net result of these transactions was the Company recording a gain in the three and six month periods ending June 30, 2012 of $1.4 million and $1.8 million, respectively, and $2.7 million and $3.5 million during the three and six month periods ending June 30, 2011, respectively, within interest and other income, net in the consolidated statements of income. The Company also received securitization compensation in relation to the sale of the cashiering portion of certain Freddie Mac mortgage servicing rights in the three and six month periods ending June 30, 2012 of $1.5 million and $1.9 million, respectively, and $1.3 million and $1.6 million during the three and six month periods ending June 30, 2011, respectively. The securitization compensation is recorded within interest and other income, net in the consolidated statements of income.

Amortization expense related to intangible assets was $0.9 million and $1.8 million during the three and six month periods ended June 30, 2012, respectively, and $0.7 million and $1.3 million during the three and six month periods ending June 30, 2011, respectively, and is recorded in depreciation and amortization in the consolidated statements of income.

Estimated amortization expense for the next five years is as follows (dollars in thousands):

Remainder of 2012	$1,866
2013	3,316
2014	2,724
2015	1,992
2016	1,605
2017	1,203

The weighted-average life of the mortgage servicing rights intangible asset was 5.7 years at June 30, 2012.

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

In May 2011, the Financial Accounting Standards Board issued an accounting pronouncement which amends the fair value measurement and disclosure requirements to achieve common disclosure requirements between U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards. The accounting pronouncement requires certain disclosures about transfers between Level 1 and Level 2 of the fair value hierarchy, sensitivity of fair value measurements categorized within Level 3 of the fair value hierarchy, and categorization by level of items that are reported at cost but are required to be disclosed at fair value. The disclosures are to be applied prospectively effective in the first interim and annual periods beginning after December 15, 2011. The adoption of this pronouncement had no impact on the Company’s consolidated financial statements.

As of June 30, 2012, the Company did not have any assets or liabilities recognized at fair value on a recurring basis.

In accordance with GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and mortgage notes receivable. The mortgage servicing rights are recorded at fair value upon initial recording and were not re-measured at fair value during the second quarter of 2012 as the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at June 30, 2012. The fair value of the mortgage notes receivable was based on prices observable in the market for similar loans. Due to the short-term nature of the mortgage notes receivable, fair value reasonably approximated carrying value at June 30, 2012. Therefore, no lower of cost or fair value adjustment was required.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of June 30, 2012 (dollars in thousands):

		June 30, 2012 Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring fair value measurements
Mortgage notes receivable	$327,292	$—	$327,292	$—
Mortgage servicing rights	14,165	—	—	15,917

Total nonrecurring fair value measurements	$341,457	—	$327,292	$15,917

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of December 31, 2011 (dollars in thousands):

		December 31, 2011 Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring fair value measurements
Mortgage notes receivable	$154,449	$—	$154,449	$—
Mortgage servicing rights	13,037	—	—	14,761

Total nonrecurring fair value measurements	$167,486	—	$154,449	$14,761

FASB ASC Topic 825, “Financial Instruments” also requires disclosure of fair value information about financial instruments, whether or not recognized in the accompanying consolidated balance sheets. Our financial instruments, excluding those included in the preceding fair value tables above, are as follows:

Cash and Cash Equivalents and Restricted Cash: These balances include cash and cash equivalents as well as restricted cash with maturities of less than three months. The carrying amount approximates fair value due to the short-term maturities of these instruments; these are considered Level 1 fair values.

Warehouse line of credit: Due to the short-term nature and variable interest rates of this instrument, fair value approximates carrying value; these are considered Level 2 fair values.

Mortgage servicing rights do not trade in an active, open market with readily-available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of June 30, 2012 and 2011 are as follows:

	As of June 30,
	2012	2011
Expected life of cash flows	3 years to 10 years	3 years to 10 years
Discount rate (1)	15% to 20%	15% to 20%
Prepayment rate	0% to 8%	0% to 8%
Inflation rate	2%	2%
Cost of service per loan	$1,600 to $4,370	$1,600 to $4,275

(1)	Reflects the time value of money and the risk of future cash flows related to the possible cancellation of servicing contracts, transferability restrictions on certain servicing contracts, concentration in the life company portfolio and large loan risk.

The above assumptions are subject to change based on management’s judgments and estimates of future changes in the risks related to future cash flows and interest rates. Changes in these factors would cause a corresponding increase or decrease in the prepayment rates and discount rates used in the Company’s valuation model.

7. Capital Lease Obligations and Letters of Credit

(a)	Capital Lease Obligations

Capital lease obligations consist of the following at June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012	December 31, 2011
Capital lease obligations	$692	$569
Less current maturities	327	269

	$365	$300

Capital lease obligations consist primarily of office equipment leases that expire at various dates through February 2017. A summary of future minimum lease payments under capital leases at June 30, 2012 is as follows (dollars in thousands):

Remainder of 2012	$171
2013	273
2014	170
2015	34
2016	30
2017	14

$692

(b) Letters of Credit

As of June 30, 2012, the Company had no outstanding letters of credit. As of December 31, 2011, the Company had one outstanding letter of credit of approximately $0.1 million as security for one lease. The Company segregated the cash in a separate bank account to collateralize the letter of credit. The letter of credit was originally set to expire in October 2012, however, the underlying lease to which this letter of credit relates was terminated in March 2012 and the letter of credit was released and funds will be returned to the Company.

8. Warehouse Line of Credit

HFF LP maintains two uncommitted warehouse revolving lines of credit for the purpose of funding the Freddie Mac mortgage loans that it originates in connection with its services as a Freddie Mac Multifamily Program Plus® Seller/Servicer. On April 23, 2012, HFF LP entered into a fourth amended and restated line of credit with The Huntington Bank (“Huntington”) which provides for an additional $25 million of availability ($100 million in total), upon election of the Company, for a four consecutive month period commencing after June 30, 2012 and ending no later than December 31, 2012. During December 2009, HFF LP also entered into an agreement with PNC Bank, N.A. (“PNC”) to replace a separate predecessor warehouse revolving line of credit. HFF LP’s line of credit with PNC provided $175 million of availability. In May 2011, availability under the PNC line increased to $250 million and in June 2012 the availability increased to $350 million.

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. As of June 30, 2012 and December 31, 2011, HFF LP had $327.3 million and $154.4 million, respectively, outstanding on the warehouse lines of credit and a corresponding amount of mortgage notes receivable. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (0.24% and 0.28% at June 30, 2012 and December 31, 2011, respectively) plus a spread. HFF LP is also paid interest on the funded loan, which is secured by a mortgage on a multifamily property at the rate in the Freddie Mac note.

9. Lease Commitments

The Company leases various corporate offices, parking spaces and office equipment under noncancelable operating leases. These leases have initial terms of one to ten years. Several of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $1.7 million and $3.1 million, respectively, during the three and six month periods ended June 30, 2012 and $1.4 million and $2.9 million, respectively, during the three and six month periods ending June 30, 2011 and is recorded within occupancy expense in the consolidated statements of income.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (dollars in thousands):

Remainder of 2012	$3,019
2013	5,848
2014	4,712
2015	3,931
2016	3,093
2017	2,383
Thereafter	4,900

$27,886

The Company subleases certain office space to subtenants, which subleases may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2017. See Note 4 and Note 7 above for further description of the assets and related obligations recorded under these capital leases at June 30, 2012 and December 31, 2011, respectively.

10. Servicing

The Company services commercial real estate loans for investors. The unpaid principal balance of the servicing portfolio totaled $28.8 billion and $27.2 billion at June 30, 2012 and December 31, 2011, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At June 30, 2012 and December 31, 2011, the funds held in escrow totaled $127.7 million and $126.6 million, respectively. These funds, and the offsetting liabilities of the borrowers to external parties, are not presented in the Company’s consolidated financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of income.

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

12. Income Taxes

Income tax expense includes current and deferred taxes as follows (dollars in thousands):

	Current	Deferred	Total
Six Months Ended June 30, 2012:
Federal	$1,817	$6,379	$8,196
State	1,077	728	1,805

	$2,894	$7,107	$10,001

	Current	Deferred	Total
Six Months Ended June 30, 2011:
Federal	$280	$9,869	$10,149
State	619	669	1,288

	$899	$10,538	$11,437

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the six months ended June 30, 2012 and 2011 (dollars in thousands):

	June 30, 2012	June 30, 2011
Pre-tax book income	$24,328	$29,272
Less: pre-tax income allocated to noncontrolling interest holder	199	935

Pre-tax book income after noncontrolling interest	$24,129	$28,337

	June 30,
	2012		2011
Income tax expense / (benefit)		Rate		Rate
Taxes computed at federal rate	$8,445	35.0%	$9,918	35.0%
State and local taxes, net of federal tax benefit	1,400	5.8%	1,312	4.6%
Change in income tax benefit payable to stockholder	(3)	(0.0)%	—	0.0%
Stock compensation	—	0.0%	41	0.1%
Meals and entertainment	207	0.9%	161	0.6%
Other	(48)	(0.2)%	5	0.0%

Income tax expense	$10,001	41.4%	$11,437	40.4%

Total income tax expense recorded for the six months ended June 30, 2012 and 2011 included income tax expense of $3,000 and $6,000, respectively, of state and local taxes on income allocated to the noncontrolling interest holder, which represents 0.01% and 0.02% of the total effective rate, respectively.

Deferred income tax assets and liabilities consist of the following at June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012	December 31, 2011
Deferred income tax assets:
Section 754 election tax basis step-up	$177,115	$176,365
Tenant improvements	2,109	1,882
Net operating loss carryforward	1,143	1,144
Restricted stock units	1,971	1,144
Compensation	2,017	4,369
Intangible asset	542	857
Tax credits	123	123
Other	185	205

	185,205	186,089
Less: valuation allowance	(22,541)	(21,902)

Deferred income tax asset	162,664	164,187
Deferred income tax liabilities:
Goodwill	(1,280)	(1,248)
Servicing rights	(5,388)	(4,829)
Deferred rent	(1,561)	(1,473)
Investment in partnership	(562)	(857)

Deferred income tax liability	(8,791)	(8,407)

Net deferred income tax asset	$153,873	$155,780

The primary deferred tax asset represents a tax basis step-up election under Section 754 of the Internal Revenue Code (“Section 754”) made by the Company relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for shares of the Company’s Class A common stock since the date of the Reorganization Transactions. As a result of the step-up in basis from these transactions, the Company is entitled to annual future tax benefits in the form of amortization for income tax purposes. During the six month period ending June 30, 2012, the deferred tax asset for the Section 754 election tax basis step-up increased $5.2 million due to the exchanges of Operating Partnership units for the Company’s Class A common stock. The annual pre-tax benefit is approximately $26.3 million at June 30, 2012 and will increase as future exchanges of Operating Partnership units occur (see Note 13). To the extent that the Company does not have sufficient taxable income in a year to fully utilize this annual deduction, the unused benefit is recharacterized as a net operating loss and can then be carried back three years or carried forward for twenty years. The Company measured the deferred tax asset based on the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships utilizing the enacted tax rates at the date of the transaction. In accordance with ASC topic 740, Income Taxes (ASC 740), the tax effects of transactions with stockholders that result in changes in the tax basis of a company’s assets and liabilities are recognized in equity. The Company recorded a valuation allowance on a portion of the recognized deferred tax assets recorded in connection with the Reorganization Transactions and the subsequent exercise of exchange rights due to the uncertainty in the timing and level of tax benefits that would be realized when payments are made to HFF Holdings under the tax receivable agreement (see further discussion below). Changes in the measurement of the deferred tax assets or the valuation allowance due to changes in the enacted tax rates upon the finalization of the income tax returns for the year of the exchange transaction will be recorded in equity. All subsequent changes in the measurement of the deferred tax assets due to changes in the enacted tax rates or changes in the valuation allowance are recorded as a component of income tax expense.

In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. In order to realize the annual pre-tax benefit of approximately $26.3 million, the Company needs to generate approximately $169.0 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit of $26.3 million each year, the shortfall becomes a net operating loss that can be carried back three years to offset prior years’ taxable income or carried forward twenty years to offset future taxable income. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets resulting from the basis step up transactions (initial sale of units in the Operating Partnerships and subsequent exchanges of Operating Partnership units since the date of the Reorganization Transactions). Deferred tax assets representing the tax benefits to be realized when future payments are made to HFF Holdings under the tax receivable agreement of $22.5 million are currently not more likely than not to be realized and, therefore, have a valuation allowance of $22.5 million recorded against them. The combined federal and state tax effected net operating loss carryforwards of $1.1 million at June 30, 2012 represent the cumulative excess of the Section 754 annual tax deductions over taxable income for the six month period ending June 30, 2012 and prior years. A portion of the net operating loss of $1.1 million is subject to limitation under Section 382 of the Internal Revenue Code. The limitation on the use of the net operating loss in 2012 is $1.1 million, which can be used in future years. The net operating loss limitation does not impact the Company’s ability to fully utilize the net operating loss before its expiration. The federal net operating loss carryforwards expire from 2028 through 2030, while the state net operating loss carryforwards expire from 2013 through 2030.

The Company will recognize interest and penalties related to unrecognized tax benefits in interest and other income, net in the consolidated statements of income. There were no interest or penalties recorded in the six month periods ending June 30, 2012 and 2011.

Tax Receivable Agreement

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007 and intend to keep that election in effect for each taxable year in which an exchange of partnership units for shares occurs. The initial sale as a result of the Offering and subsequent exchanges of Operating Partnership units for shares of Class A common stock produced (and future exchanges may produce) increases in the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of tax payments to the extent that the Company has taxable income. During the six month period ending June 30, 2012, the deferred tax asset for the Section 754 election tax basis step-up increased $5.2 million due to the exchanges of Operating Partnership units for the Company’s Class A common stock. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $177.1 million and has recorded this amount as a deferred tax asset on its consolidated balance sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2011. The Company is obligated, however, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax is computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges had the Company not entered into the tax receivable agreement.

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

While the actual amount and timing of payments under the tax receivable agreement depends upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the future payments that will be made to HFF Holdings will be $154.2 million, and has recorded this obligation to HFF Holdings as a liability on the consolidated balance sheet. In addition, during the year ended December 31, 2011, the tax rates used to measure the deferred tax assets were updated, which resulted in an increase of deferred tax assets of $4.8 million, which in turn resulted in an increase in the payable under the tax receivable agreement of $4.0 million. To the extent the Company does not realize all of the tax benefits in future years, this liability to HFF Holdings may be reduced.

In conjunction with the filing of the Company’s 2010 federal and state tax returns, the benefit for 2010 relating to the Section 754 basis step-up was finalized resulting in $7.4 million tax benefits being realized by the Company for 2010. As discussed above, the Company is obligated to remit to HFF Holdings 85% of any such cash savings in federal and state tax. As such, during the third quarter of 2011 the Company paid $6.3 million to HFF Holdings under the tax receivable agreement. As of June 30, 2012, the Company has made payments to HFF Holdings pursuant to the terms of the tax receivable agreement in an aggregate amount of approximately $13.8 million and the Company anticipates to make a payment of $17.7 million to HFF Holdings in 2012.

13. Noncontrolling Interest

Noncontrolling interest recorded in the consolidated financial statements of the Company relates to the ownership interest of HFF Holdings in the Operating Partnerships. As a result of the Reorganization Transactions discussed in Note 1, partners’ capital was eliminated from equity and noncontrolling interest of $6.4 million was recorded representing HFF Holdings’ remaining interest in the Operating Partnerships following the initial public offering and the underwriters’ exercise of the overallotment option on February 21, 2007, along with HFF Holdings’ proportional share of net income earned by the Operating Partnerships subsequent to the change in ownership. As discussed in Note 1, the Company is a holding company and, as such, does not generate income other than through its proportional share of net income earned by the Operating Partnerships. However, the Company does incur certain costs which are not allocated or shared with the Operating Partnerships or their direct or indirect partners (including HFF Holdings) and, therefore, the net income as shown on the consolidated statements of income is not proportionately shared between the noncontrolling interest holder and the controlling interest holder.

As a result of the Reorganization Transactions, HFF Holdings beneficially owned 20,355,000 partnership units in each of the Operating Partnerships. Pursuant to the terms of the Company’s amended and restated certificate of incorporation, HFF Holdings can from time to time exchange its partnership units in the Operating Partnerships for shares of the Company’s Class A common stock on the basis of two partnership units, one for each Operating Partnership, for one share of Class A common stock, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The table below sets forth the noncontrolling interest amount recorded for the three and six month periods ended June 30, 2012 and 2011, which includes the exchanges of 18,000 and 863,947 partnership units in each of the Operating Partnerships by members of HFF Holdings for an equal amount of shares of Class A common stock during the three and six month periods ending June 30, 2012, respectively, and exchanges of zero and 1,113,691 partnership units during the three and six month periods ending June 30, 2011, respectively. (dollars in thousands).

	Three months ended June 30,			Six months ended June 30,
	2012		2011	2012		2011
Net income from Operating Partnerships	$19,039		$22,734	$25,162		$30,487
Noncontrolling interest ownership percentage	(A	)	2.8%	(B	)	(C	)

Noncontrolling interest	$75		$631	$196		$929

(A)	During the three months ending June 30, 2012, the ownership of the Operating Partnerships changed due to the exercise of the Exchange Right by members of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 0.41% during April 2012, 0.39% during May 2012 and 0.38% during June 2012.

(B)	During the six months ending June 30, 2012, the ownership of the Operating Partnerships changed due to the exercise of the Exchange Right by members of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 2.71% during January and February 2012, 0.43% during March 2012, 0.41% during April 2012, 0.39% during May 2012 and 0.38% during June 2012.
(C)	During the six months ending June 30, 2011, the ownership of the Operating Partnerships changed due to the exercise of the Exchange Right by members of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 5.80% during January and February 2011 and 2.78% during March, April, May and June 2011.

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

Twenty-nine members, including the three inside directors and one former director of the Company, representing approximately 91% of the voting equity interests in HFF Holdings, elected to become subject to the conditions described above. On June 30, 2010, HFF Holdings exchanged all of its partnership units in the Operating Partnerships that corresponded to twenty-nine participating members’ interests in HFF Holdings for shares of Class A common stock. These shares were then distributed to such participating members upon the members’ redemption of their respective membership units in HFF Holdings.

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

The following table reflects the exchangeability of HFF Holdings’ rights to exchange its partnership units in the Operating Partnerships for shares of the Company’s Class A common stock, pursuant to contractual provisions in the HFF Holdings operating agreement. However, as was the case in June 2010, these contractual provisions may be waived, amended or terminated by a vote of the members holding 65% of the interests of HFF Holdings following consultation with the Company’s board of directors. Notwithstanding the foregoing, HFF, Inc.’s amended and restated certificate of incorporation provides that no holder of Operating Partnership units is entitled to exchange its Operating Partnership units for shares of Class A common stock if such exchange would be prohibited under applicable federal or state securities laws or regulations.

	Original Exchange Rights Following the Reorganization Transactions		Reflects the June 2010 Modification of the Exchange Rights
Exchangeability Date:	Number of HFF Holdings’ Partnership Units in the Operating Partnerships Available for Exchange as a result of the Reorganization Transactions	Percentage of HFF Holdings’ Partnership Units in the Operating Partnerships Eligible for Exchange	Number of HFF Holdings’ Partnership Units exchanged for shares of Class A Common Stock Exchanged Through June 30, 2012	Number of Additional HFF Holdings’ Partnership Units Available for Exchange	Percentage of HFF Holdings’ Remaining Partnership Units in the Operating Partnerships Eligible for Exchange
January 31, 2009	5,088,750	25%	5,088,750	—	0%
January 31, 2010	5,088,750	25%	5,088,750	—	0%
January 31, 2011	5,088,750	25%	5,063,307	25,443	19%
January 31, 2012	5,088,750	25%	4,981,051	107,699	81%

Total	20,355,000	100%	20,221,858	133,142	100%

On September 30, 2009, a Registration Statement on Form S-3 relating to the offering and sale from time to time by the members of HFF Holdings of such 20,355,000 shares of Class A common stock became effective. At June 30, 2012, 20,221,858 partnership units in each of the Operating Partnerships beneficially owned by members of HFF Holdings immediately following the Reorganization Transactions had been exchanged for an equal amount of shares of the Company’s Class A common stock pursuant to the Exchange Right. After giving effect to these changes, HFF Holdings owned 0.36% of the Operating Partnerships at June 30, 2012.

If all of the remaining partnership units held by HFF Holdings were exchanged for shares of Class A common stock of the Company on June 30, 2012, 133,142 shares of Class A common stock with a fair value of $1.9 million would be issued and 37,063,844 shares of Class A common stock would be outstanding.

As a result of the Reorganization Transactions, HFF Holdings was issued one share of the Company’s Class B common stock. Class B common stock has no economic rights but entitles the holder to a number of votes that is equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships are exchangeable.

14. Stockholders Equity

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share, and one share of Class B common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. HFF Holdings has been issued one share of Class B common stock. Class B common stock has no economic rights but entitles the holder to a number of votes equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings holds in the Operating Partnerships, as of the relevant record date for the HFF, Inc. stockholder action, are exchangeable. Holders of Class A and Class B common stock vote together as a single class on all matters presented to the stockholders for their vote or approval. The Company had issued 37,088,319 and 36,102,322 shares of Class A common stock and 1 share of Class B common stock as of June 30, 2012 and December 31, 2011, respectively.

15. Earnings Per Share

The Company’s net income and weighted average shares outstanding for the three and six month periods ended June 30, 2012 and 2011 consist of the following (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$10,930	$13,488	$14,327	$17,835
Net income attributable to controlling interest	$10,855	$12,857	$14,131	$16,906
Weighted Average Shares Outstanding:
Basic	37,015,153	36,041,951	36,706,390	35,674,279
Diluted	37,219,360	36,331,690	36,861,561	35,952,922

The calculations of basic and diluted net income per share amounts for the three and six month periods ended June 30, 2012 and 2011 are described and presented below.

Basic Net Income per Share

Numerator — net income attributable to controlling interest for the three and six month periods ended June 30, 2012 and 2011, respectively.

Denominator — the weighted average shares of Class A common stock for the three and six month periods ended June 30, 2012 and 2011, including 105,692 and 90,833 restricted stock units that have vested and whose issuance is no longer contingent as of June 30, 2012 and June 30, 2011, respectively.

Diluted Net Income per Share

Numerator — net income attributable to controlling interest for the three and six month periods ended June 30, 2012 and 2011 as in the basic net income per share calculation described above plus income allocated to noncontrolling interest holder upon assumed exercise of the Exchange Right.

Denominator — the weighted average shares of Class A common stock for the three and six month periods ended June 30, 2012 and 2011, including 105,692 and 90,833 restricted stock units that have vested and whose issuance is no longer contingent as of June 30, 2012 and June 30, 2011, respectively, plus the dilutive effect of the unvested restricted stock units, stock options, and the issuance of Class A common stock upon exercise of the Exchange Right by HFF Holdings.

	Three months ended June 30,		Three months ended March 31,
	2012	2011	2012	2011
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to controlling interest	$10,855	$12,857	$14,131	$16,906
Denominator:
Weighted average number of shares of Class A common stock outstanding	37,015,153	36,041,951	36,706,390	35,674,279
Basic net income per share of Class A common stock	$0.29	$0.36	$0.38	$0.47
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to controlling interest	$10,855	$12,857	$14,131	$16,906
Add—dilutive effect of:
Income allocated to noncontrolling interest holder upon assumed exercise of exchange right	—	—	—	—
Denominator:
Basic weighted average number of shares of Class A common stock	37,015,153	36,041,951	36,706,390	35,674,279
Add—dilutive effect of:
Unvested restricted stock units	198,960	268,690	144,320	259,448
Stock options	16,757	21,049	16,606	19,194
Noncontrolling interest holder Exchange Right	—	—	—	—
Weighted average common shares outstanding — diluted	37,219,360	36,331,690	36,861,561	35,952,922
Diluted earnings per share of Class A common stock	$0.29	$0.35	$0.38	$0.47

16. Related Party Transactions

The Company made payments on behalf of two affiliates of $525 and $37,846, respectively, during the six month period ended June 30, 2012. The Company received payments from one affiliate of $228,358 during the six month period ended June 30, 2012. The Company made payments on behalf of two affiliates of $2,344 and $184,149, respectively, during the six month period ended June 30, 2011. The Company had a net receivable from affiliates of approximately $33,000 and $223,000 at June 30, 2012 and December 31, 2011, respectively.

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

17. Commitments and Contingencies

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. The Company has recorded $154.2 million for this obligation to HFF Holdings as a liability on the consolidated balance sheet as of June 30, 2012.

In recent years, the Company has entered into arrangements with newly-hired producers whereby these producers would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the producers only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2012 through 2014. Currently, the Company cannot reasonably estimate the amounts that would be payable under all of these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the producers achieving the performance targets and the probability of each of the producers signing an employment agreement. As of June 30, 2012, $0.7 million has been accrued for these arrangements on the consolidated balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of HFF, Inc. and its subsidiaries as of June 30, 2012, and the results of our operations for the three and six month periods ended June 30, 2012, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

Our Business

We are, based on transaction value, one of the leading providers of commercial real estate and capital markets services to both the users and providers of capital in the U.S. commercial real estate industry based on transaction volume and are one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 21 offices nationwide with approximately 214 transaction professionals and 327 support associates as of June 30, 2012.

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

The factors discussed above have adversely affected and continue to be a risk to our business, as evidenced by the effects of the significant recent disruptions in the global capital and credit markets, and in particular the domestic capital markets. While conditions in 2011 and 2012 have generally improved, the global and domestic credit and liquidity issues, coupled with the global and domestic economic recession/slow down, reduced in 2008, 2009 and 2010, when compared to 2011 and prior periods in 2002 through 2007, and may reduce in the future the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes. This has had, and may have in the future, a significant adverse effect on our capital markets services revenues. The significant balance sheet issues of many of the CMBS lenders, banks, life insurance companies, mortgage REITS and debt funds, captive finance companies and other financial institutions have adversely affected, and could again in the future adversely affect the global and domestic economies and the flow of commercial mortgage debt to the U.S. capital markets, and, in turn, could potentially adversely affect all of our capital markets services platforms and resulting revenues.

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

Results of Operations

Following is a discussion of our results of operations for the three months ended June 30, 2012 and June 30, 2011. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2011.

	For the Three Months Ended June 30,
	2012		2011
	Dollars	% of Revenue	Dollars	% of Revenue	Total Dollar Change	Total Percentage Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$64,895	97.2%	$72,056	98.8%	$(7,161)	(9.9)%
Interest on mortgage notes receivable	1,332	2.0%	402	0.6%	930	231.3%
Other	527	0.8%	439	0.6%	88	20.0%

Total revenues	66,754	100.0%	72,897	100.0%	(6,143)	(8.4)%
Operating expenses
Cost of services	37,487	56.2%	40,111	55.0%	(2,624)	(6.5)%
Personnel	5,595	8.4%	7,526	10.3%	(1,931)	(25.7)%
Occupancy	2,171	3.3%	1,774	2.4%	397	22.4%
Travel and entertainment	1,950	2.9%	1,661	2.3%	289	17.4%
Supplies, research and printing	1,275	1.9%	1,212	1.7%	63	5.2%
Other	4,810	7.2%	3,863	5.3%	947	24.5%

Total operating expenses	53,288	79.8%	56,147	77.0%	(2,859)	(5.1)%

Operating income	13,466	20.2%	16,750	23.0%	(3,284)	(19.6)%
Interest and other income, net	5,300	7.9%	5,361	7.4%	(61)	(1.1)%
Interest expense	(12)	(0.0)%	(7)	(0.0)%	(5)	(71.4)%
(Increase) decrease in payable under tax receivable agreement	—	0.0%	—	0.0%	—	0.0%

Income before income taxes	18,754	28.1%	22,104	30.3%	(3,350)	(15.2)%
Income tax expense	7,824	11.7%	8,616	11.8%	(792)	(9.2)%

Net income	10,930	16.4%	13,488	18.5%	(2,558)	(19.0)%
Net income attributable to noncontrolling interest	75	0.1%	631	0.9%	(556)	(88.1)%

Net income attributable to controlling interest	$10,855	16.3%	$12,857	17.6%	$(2,002)	(15.6)%

EBITDA (1)	$20,084	30.1%	$23,143	31.7%	$(3,059)	(13.2)%

Adjusted EBITDA (1)	$18,489	27.7%	$22,780	31.2%	$(4,291)	(18.8)%

(1)	The Company defines EBITDA as net income attributable to controlling interest before interest expense, income tax expense, depreciation and amortization and net income attributable to the noncontrolling interest. Adjusted EBITDA is defined as EBITDA, adjusted to exclude: (i) income from the initial recording of mortgage servicing rights acquired and retained; (ii) stock-based compensation expense; and (iii) increase (decrease) in payable under the tax receivable agreement. The Company uses EBITDA and Adjusted EBITDA in its business operations to, among other things, evaluate the performance of its business, develop budgets and measure its performance against those budgets. The Company also believes that analysts and investors use EBITDA and Adjusted EBITDA as supplemental measures to evaluate its overall operating performance. However, both EBITDA and Adjusted EBITDA have material limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under U.S. generally acceptable accounting principles (GAAP). The Company finds EBITDA and Adjusted EBITDA as useful tools to assist in evaluating performance because they eliminate items related to capital structure and taxes, including, with respect to Adjusted EBITDA, the Company’s tax receivable agreement. Note that the Company classifies the interest expense on its warehouse lines of credit as an operating expense and, accordingly, it is not eliminated from net income attributable to controlling interest in determining EBITDA and Adjusted EBITDA. The items that the Company has eliminated from net income attributable to controlling interest in determining EBITDA are interest expense, income tax expense, depreciation of fixed assets and amortization of intangible assets, and net income attributable to the noncontrolling interest. Some of these eliminated items are significant to the Company’s business. For example, (i) interest expense is a necessary element of the Company’s costs and ability to generate revenue because it incurs interest expense related to any outstanding indebtedness, (ii) payment of income taxes is a necessary element of the Company’s costs, and (iii) depreciation and amortization are necessary elements of the Company’s costs.

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

Set forth below is a reconciliation of consolidated net income attributable to controlling interest to EBITDA and Adjusted EBITDA for the Company for the three months ended June 30, 2012 and 2011:

EBITDA and Adjusted EBITDA for the Company is calculated as follows:

(dollars in thousands)

	For the Three Months Ended
	June 30,
	2012	2011
Net income attributable to controlling interest	$10,855	$12,857
Add:
Interest expense	12	7
Income tax expense	7,824	8,616
Depreciation and amortization	1,318	1,032
Net income attributable to noncontrolling interest	75	631

EBITDA	$20,084	$23,143
Adjustments:
Stock-based compensation (a)	195	798
Initial recording of mortgage servicing rights	(1,790)	(1,161)
Increase (decrease) in payable under the tax receivable agreement	—	—

Adjusted EBITDA	$18,489	$22,780

(a)	Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation bonus plan or office profit participation bonus plans that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation bonus plan and office profit participation bonus plans.

Stock-based compensation expense for the three months ended June 30, 2012 reflects $0.3 million expense recognized during such period that was associated with restricted stock granted in March 2012 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2011. Stock-based payments under such plans were first made in 2012 in respect of 2011. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

Revenues. Our total revenues were $66.8 million for the three months ended June 30, 2012 compared to $72.9 million for the same period in 2011, a decrease of $6.1 million, or 8.4%. Revenues decreased primarily as a result of a 2.5% decrease in production volumes in our capital markets services platforms and a lower average basis points per transaction.

•

The revenues we generated from capital markets services for the three months ended June 30, 2012 decreased $7.2 million, or 9.9%, to $64.9 million from $72.1 million for the same period in 2011. The decrease is primarily attributable to a decrease in production volume closed during the second quarter of 2012 compared to the second quarter of 2011 and a lower average basis points per transaction.

•

The revenues derived from interest on mortgage notes receivable were $1.3 million for the three months ended June 30, 2012 compared to $0.4 million for the same period in 2011, an increase of $0.9 million. Revenues increased primarily as a result of an increase in loan originations made in connection with our services as a Freddie Mac Multifamily Program Plus® Seller/Servicer during the second quarter of 2012 compared to the second quarter of 2011.

•

The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $0.5 million for the three month period ended June 30, 2012 and $0.4 million for the three month period ended June 30, 2011, an increase of approximately $0.1 million, or 20.0%.

Total Operating Expenses. Our total operating expenses were $53.3 million for the three months ended June 30, 2012 compared to $56.1 million for the same period in 2011, a decrease of $2.9 million, or 5.1%. Expenses decreased primarily due to decreased cost of services from a decrease in capital markets services revenue and decreased personnel costs from a decrease in equity compensation and profit participation plan expense.

•

The cost of services for the three months ended June 30, 2012 decreased $2.6 million, or 6.5%, to $37.5 million from $40.1 million for the same period in 2011. The decrease is primarily the result of the decrease in commissions and other incentive compensation directly related to the 9.9% decrease in capital markets services revenues. Slightly offsetting the decrease in cost of services are higher salary costs from increased headcount. Cost of services as a percentage of capital markets services revenues was approximately 57.8% and 55.7% for the three month periods ended June 30, 2012 and June 30, 2011, respectively.

•

Personnel expenses that are not directly attributable to providing services to our clients decreased $1.9 million, or 25.7%, to $5.6 million for the three months ended June 30, 2012 from $7.5 million for the same period in 2011. The decrease is primarily related to a decrease in the 2012 performance-based firm and office profit participation plan expense of $1.9 million and the mark-to-market adjustment on the existing restricted stock awards accounted as liability awards which are revalued each quarter and resulted in decreased expense of $0.8 million during the second quarter 2012 as compared to the second quarter 2011. These decreases were partially offset by the continued vesting of the 2011 firm and office profit participation plan awards of $0.6 million of which there was no such comparable expense in 2011. Personnel expenses are impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance-based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors.

The stock compensation cost included in personnel expenses was $0.2 million and $0.8 million for the three months ended June 30, 2012 and 2011, respectively. This decrease is primarily due to the mark-to-market adjustment and the reversal of expense due to forfeitures on the restricted stock awards accounted for as liability awards which resulted in $0.4 million of income. Partially offsetting this decrease is $0.3 million of expense for the 2011 firm and office profit participation plan stock awards. At June 30, 2012, there was approximately $3.5 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the unvested restricted stock units is 1.4 years as of June 30, 2012. The weighted average remaining contractual term of the unvested options is 10.6 years as of June 30, 2012.

•

Occupancy, travel and entertainment, and supplies, research and printing expenses for the three months ended June 30, 2012 increased $0.7 million, or 16.1%, to $5.4 million compared to the same period in 2011. These increases are primarily due to increased occupancy costs and travel and entertainment costs.

•

Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $4.8 million in the three months ended June 30, 2012, an increase of $0.9 million, or 24.5%, versus $3.9 million in the three months ended June 30, 2011. This increase is primarily related to increased interest on warehouse line of credit of $0.6 million and depreciation and amortization of $0.3 million.

Net Income. Our net income for the three months ended June 30, 2012 was $10.9 million, a decrease of $2.6 million versus $13.5 million for the same fiscal period in 2011. This decrease is primarily due to higher costs of services and personnel costs as described above.

•	Interest and other income, net for the three months ended June 30, 2012 was $5.3 million, a decrease of $0.1 million as compared to $5.4 million for the same fiscal period in 2011.

•	The interest expense we incurred in the three months ended June 30, 2012 totaled $12,000, an increase of $5,000 from $7,000 of expenses incurred in the three months ended June 30, 2011.

•

Income tax expense was approximately $7.8 million for the three months ended June 30, 2012, as compared to $8.6 million in the three months ended June 30, 2011. This decrease is primarily due to the lower income before income taxes during the three months ended June 30, 2012 compared to the same period of the prior year. During the three months ended June 30, 2012, the Company recorded a current income tax expense of $2.8 million and deferred income tax expense of $5.0 million.

•

Net income attributable to noncontrolling interest, representing the ownership interest of HFF Holdings in the Operating Partnerships, equaled $0.1 million for the three months ended June 30, 2012, a decrease of approximately $0.6 million from the same period of the prior year. This decrease is due to the lower average ownership interest during the respective periods of HFF Holdings in the Operating Partnerships as a result of the exercises of the Exchange Right and by the lower net income from the Operating Partnership in the second quarter of 2012 as compared to the second quarter of 2011.

Following is a discussion of our results of operations for the six months ended June 30, 2012 and June 30, 2011. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2011.

	For the Six Months Ended June 30,				Total Dollar Change	Total Percentage Change
	2012		2011
	Dollars	% of Revenue	Dollars	% of Revenue
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$115,450	97.3%	$112,525	98.0%	$2,925	2.6%
Interest on mortgage notes receivable	2,323	2.0%	1,478	1.3%	845	57.2%
Other	859	0.7%	830	0.7%	29	3.5%

Total revenues	118,632	100.0%	114,833	100.0%	3,799	3.3%
Operating expenses
Cost of services	69,854	58.9%	65,521	57.1%	4,333	6.6%
Personnel	12,379	10.4%	11,823	10.3%	556	4.7%
Occupancy	4,027	3.4%	3,699	3.2%	328	8.9%
Travel and entertainment	3,722	3.1%	2,968	2.6%	754	25.4%
Supplies, research and printing	2,751	2.3%	2,115	1.8%	636	30.1%
Other	9,677	8.2%	7,646	6.7%	2,031	26.6%

Total operating expenses	102,410	86.3%	93,772	81.7%	8,638	9.2%

Operating income	16,222	13.7%	21,061	18.3%	(4,839)	(23.0)%
Interest and other income, net	8,136	6.9%	8,228	7.2%	(92)	(1.1)%
Interest expense	(21)	(0.0)%	(17)	(0.0)%	(4)	23.5%
Increase in payable under tax receivable agreement	(9)	(0.0)%	—	0.0%	(9)	(100.0)%

Income before income taxes	24,328	20.5%	29,272	25.5%	(4,944)	(16.9)%
Income tax expense	10,001	8.4%	11,437	10.0%	(1,436)	(12.6)%

Net income	14,327	12.1%	17,835	15.5%	(3,508)	(19.7)%
Net income attributable to noncontrolling interest	196	0.2%	929	0.8%	(733)	(78.9)%

Net income attributable to controlling interest	$14,131	11.9%	$16,906	14.7%	$(2,775)	(16.4)%

EBITDA (1)	$27,183	22.9%	$31,276	27.2%	$(4,093)	(13.1)%

Adjusted EBITDA (1)	$25,765	21.7%	$30,113	26.2%	$(4,348)	(14.4)%

Revenues. Our total revenues were $118.6 million for the six months ended June 30, 2012 compared to $114.8 million for the same period in 2011, an increase of $3.8 million, or 3.3%. Revenues increased primarily as a result of a 14.2% increase in production volumes in several of our capital markets services platforms.

•

The revenues we generated from capital markets services for the six months ended June 30, 2012 increased approximately $2.9 million, or 2.6%, to $115.5 million from $112.5 million for the same period in 2011. The increase is primarily attributable to a 14.6% increase in the number of transactions closed during the first half of 2012 compared to the first half of 2011 partially offset by a lower average basis points per transaction.

•

The revenues derived from interest on mortgage notes receivable were $2.3 million for the six months ended June 30, 2012 compared to $1.5 million for the same period in 2011, an increase of $0.8 million. Revenues increased primarily as a result of an increase in average loan size on loan originations made in connection with our services as a Freddie Mac Multifamily Program Plus® Seller/Servicer during the first half of 2012 compared to the first half of 2011.

•

The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $0.9 million for the six month period ended June 30, 2012 and $0.8 million for the six month period ended June 30, 2011, an increase of $29,000, or 3.5%.

Total Operating Expenses. Our total operating expenses were $102.4 million for the six months ended June 30, 2012 compared to $93.8 million for the same period in 2011, an increase of $8.6 million, or 9.2%. Expenses increased primarily due to increased cost of services resulting primarily from an increase in capital markets services revenue, increased depreciation and amortization and increased travel and entertainment.

•

The cost of services for the six months ended June 30, 2012 increased $4.3 million, or 6.6%, to $69.9 million from $65.5 million for the same period in 2011. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues. Additionally, contributing to the increase in cost of services are higher salary costs from increased headcount to support the increase in production volume. Cost of services as a percentage of capital markets services revenues was approximately 60.5% and 58.2% for the six month periods ended June 30, 2012 and June 30, 2011, respectively. This percentage increase is primarily attributable to the fixed portion of cost of services, such as salaries for our analysts and fringe benefit costs, increasing faster than the revenue base.

•

Personnel expenses that are not directly attributable to providing services to our clients for the six months ended June 30, 2012 increased $0.6 million, or 4.7%, to $12.4 million from $11.8 million for the same period in 2011. The increase is primarily related to an increase in salary and benefit costs from the increased headcount. Additionally, there was an increase from the continued vesting of the 2011 firm and office profit participation plan awards of $1.1 million ($ 0.5 million in the form of stock compensation) of which there was no such comparable expense in 2011 which was offset by a $1.1 million decrease in the 2012 firm and office profit participation plan expense resulting from the lower operating income during the six months ended June 30, 2012. Personnel expenses are impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance-based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors.

The stock compensation cost included in personnel expenses was $3.8 and $1.4 million for the six months ended June 30, 2012 and 2011, respectively. This increase is primarily due to the award of 212,259 restricted stock units by the Company’s board of directors on March 1, 2012 in connection with the firm and office profit participation plans for fiscal year 2011. As such, $1.9 million which was previously recorded as incentive compensation expense in 2011 was reclassified as stock compensation costs in the three months ending March 31, 2012. Both incentive compensation expense and stock compensation expense for the firm and office profit participation plans are recorded in personnel expenses in the consolidated statements of income, therefore the $1.9 million reclassification had a net zero impact on personnel expenses in the six months ending June 30, 2012.

•

Occupancy, travel and entertainment, and supplies, research and printing expenses for the six months ended June 30, 2012 increased $1.7 million, or 19.6%, to $10.5 million compared to the same period in 2011. These increases are primarily due to increased supplies, research and printing and travel and entertainment costs stemming from the increase in capital markets services revenues.

•

Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $9.7 million in the six months ended June 30, 2012, an increase of $2.0 million, or 26.6%, versus $7.6 million in the six months ended June 30, 2011. This increase is primarily related to increased depreciation and amortization of $0.8 million, an increase in interest on warehouse lines of credit of $0.6 million due to an increase in the average loan size and timing of originations of Freddie Mac loans, increased other general and administrative costs of $0.3 million and increased outsourcing/licenses of $0.1 million.

Net Income. Our net income for the six months ended June 30, 2012 was $14.3 million, a decrease of $3.5 million versus $17.8 million for the same fiscal period in 2011. We attribute this decrease to several factors, among other things, the increase in salary costs from the higher headcount and increased depreciation and amortization costs.

•	Interest and other income, net for the six months ended June 30, 2012 was $8.1 million, a decrease of $0.1 million, or 1.1% as compared to $8.2 million for the same fiscal period in 2011.

•	The interest expense we incurred in the six months ended June 30, 2012 totaled $21,000, an increase of $4,000 from $17,000 of expenses incurred in the six months ended June 30, 2011.

•

(Increase) decrease in payable under the tax receivable agreement reflects the change in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement. The $9,000 increase in payable under the tax receivable agreement for the six month period ended June 30, 2012 represents 85% of the increase in the related deferred tax asset of $11,000.

•

Income tax expense was approximately $10.0 million for the six months ended June 30, 2012, as compared to $11.4 million in the six months ended June 30, 2011. This decrease is primarily due to the decrease in net operating income experienced during the six months ended June 30, 2012 compared to the same period of the prior year. During the six months ended June 30, 2012, the Company recorded a current income tax expense of $2.9 million and deferred income tax expense of $7.1 million. Our effective tax rate, after adjusting pre-tax income to remove the portion attributable to noncontrolling interest, was 41.4% for the six months ended June 30, 2012 as compared to 40.4% for the six months ended June 30, 2011. The changes in our provision for income taxes and our effective tax rate were primarily the result of the decrease in taxable income during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

•

Net income attributable to noncontrolling interest, representing the ownership interest of HFF Holdings in the Operating Partnerships, equaled $0.2 million for the six months ended June 30, 2012, a decrease of $0.7 million from the same period of the prior year. This decrease is due to the lower average ownership interest of HFF Holdings in the Operating Partnerships as a result of the exercises of the Exchange Right that occurred during 2012 and 2011, offset in part by higher net income from the Operating Partnership in the first half of 2012 as compared to the first half of 2011.

(1)	Set forth below is a reconciliation of consolidated net income attributable to controlling interest to EBITDA and Adjusted EBITDA for the Company for the six months ended June 30, 2012 and 2011:

EBITDA and Adjusted EBITDA for the Company is calculated as follows:

(dollars in thousands)

	For the Six Months Ended June 30,
	2012	2011
Net income attributable to controlling interest	$14,131	$16,906
Add:
Interest expense	21	17
Income tax expense	10,001	11,437
Depreciation and amortization	2,834	1,987
Net income attributable to noncontrolling interest	196	929

EBITDA	$27,183	$31,276
Adjustments:
Stock-based compensation (a)	1,842	1,421
Initial recording of mortgage servicing rights	(3,269)	(2,584)
Increase (decrease) in payable under the tax receivable agreement	9	—

Adjusted EBITDA	$25,765	$30,113

(a)	Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation bonus plan or office profit participation bonus plans that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation bonus plan and office profit participation bonus plans.

Stock-based compensation expense for the six months ended June 30, 2012 reflects $0.5 million expense recognized during such period that was associated with restricted stock granted in March 2012 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2011. Stock-based payments under such plans were first made in 2012 in respect of 2011. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

Financial Condition

Total assets increased to $662.2 million at June 30, 2012 from $478.5 million at December 31, 2011, primarily due to:

•	An increase in cash and cash equivalents of $6.8 million primarily due to the net income recognized during the six months ending June 30, 2012.

•	An increase in mortgage notes receivable of $172.8 million due to a higher number of loans pending sale to Freddie Mac at June 30, 2012, compared to December 31, 2011.

•	An increase accounts receivable of $1.8 million, intangible assets, net of $1.1 million and property and equipment, net of $1.0 million.

Total liabilities increased to $515.4 million at June 30, 2012 from $348.1 million at December 31, 2011, primarily due to:

•	An increase in amounts outstanding under the warehouse lines of credit of $172.8 million due to a higher number of loans pending sale to Freddie Mac at June 30, 2012, compared to December 31, 2011.

•

An increase in payable under tax receivable agreement of $4.4 million primarily due to the step-up in basis from the partnership unit exchanges that occurred during the six month period ended June 30, 2012.

These increases were partially offset by a decrease in accrued compensation and related taxes of $6.2 million and other current liabilities of $4.2 million.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of distributions to members of HFF Holdings and payment of commissions and bonuses to employees.

First Six Months of 2012

Cash and cash equivalents increased $6.8 million in the six months ended June 30, 2012. Net cash of $10.4 million was provided by operating activities, primarily resulting from net income of $14.3 million, a decrease in deferred tax assets of $7.1 million and proceeds from the sale of mortgage servicing rights of $2.2 million. These increases in cash were partially offset by a $5.2 million decrease in accrued compensation and related taxes, a $4.2 million decrease in other accrued liabilities, a $2.5 million increase in prepaid taxes, prepaid expenses and other current assets, a $1.8 million increase in accounts receivable and a $0.8 million decrease in accounts payable. Cash of $1.9 million was used for investing in property and equipment. Financing activities used $0.2 million for the payments on certain capital leases, $0.6 million to purchase shares of Class A common stock in connection with employee tax withholdings and $1.0 million for a distribution to HFF Holdings in connection with the Operating Partnerships’ 2011 tax distribution.

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

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At June 30, 2012, our cash and cash equivalents of approximately $148.5 million were invested or held in a mix of money market funds and bank demand deposit accounts at two financial institutions. Our liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash level, credit lines, interest and payments on debt, capital expenditures and other matters relating to liquidity and to compliance with regulatory net capital requirements.

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

Over the six month period ended June 30, 2012, we generated approximately $10.4 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the six months ended June 30, 2012, we incurred approximately $102.4 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the six months ended June 30, 2012, approximately 59.1% of our operating expenses were considered variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. However, if the economy deteriorates at the rate it did during 2008 and 2009, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings in U.S. federal, state and local income tax that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. We have estimated that future payments that will be made to HFF Holdings will be $154.2 million, of which approximately $17.7 million is anticipated to be paid in the third quarter of 2012. Our liquidity needs related to our long term obligations are primarily related to our facility leases. Additionally, for the six months ended June 30, 2012, we incurred approximately $4.0 million in occupancy expenses and approximately $21,000 in interest expense.

We are a party to an uncommitted $350 million financing arrangement with PNC Bank, N.A. (PNC) and an uncommitted $75 million financing arrangement with The Huntington National Bank (Huntington), with an additional $25 million available from Huntington for four consecutive months anytime during the last six months of 2012 upon our election, to fund our Freddie Mac loan closings. Pursuant to these arrangements, PNC or Huntington funds the multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington National Bank financing arrangements are only for the purpose of supporting our participation in Freddie Mac’s Program Plus Seller Servicer program and cannot be used for any other purpose. As of June 30, 2012, we had outstanding borrowings of $327.3 million under the PNC/Huntington arrangements and a corresponding amount of mortgage notes receivable. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

Goodwill. We evaluate goodwill for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the estimated fair value of the Company. In determining the fair value of the Company for purposes of evaluating goodwill for impairment, we utilize a combined market and discounted cash flows approach. In applying the market approach, we use the stock price of our Class A common stock as of the measurement date multiplied by the number of current outstanding shares as of the measurement date and an estimated control premium. In applying the discounted cash flows approach, we project our cash flows for the next five years plus a terminal value and discount this stream of cash to determine an estimated fair value. We then apply a weighted factor to both the market approach and discounted cash flows approach to determine the estimated fair value of the Company. As of July 26, 2012, management’s analysis indicates that that a greater than 80.0% decline in the estimated fair value of the Company may result in the recorded goodwill being potentially impaired and would require management to measure the amount of the impairment charge. Goodwill is considered impaired if the recorded book value of goodwill exceeds the implied fair value of goodwill as determined under this valuation technique. We use our best judgment and information available to us at the time to perform this review.

Intangible Assets. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing, prepayment rates and discount rates are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of June 30, 2012, the fair value and net book value of the servicing rights were $15.9 million and $14.2 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 43%, the discount rate increased 19% or if there is an 11% increase in the cost of servicing at the stratum level, the estimate fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.

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

The net deferred tax asset of $153.9 million at June 30, 2012 is comprised mainly of a $177.1 million deferred tax asset related to the Section 754 of the Internal Revenue Code (“Section 754”) election tax basis step up, net of a $22.5 million valuation allowance. The net deferred tax asset related to the Section 754 election tax basis step up of $154.6 million represents annual pre-tax deductions of approximately $26.3 million through 2021, then decreasing over the next six years to approximately $0.1 million in 2027. In order to realize the annual pre-tax benefit of approximately $26.3 million, the Company needs to generate approximately $169.0 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit of $26.3 million each year, the shortfall becomes a net operating loss that can be carried back three years to offset prior years’ taxable income, if any, or carried forward twenty years to offset future taxable income. During 2008 and 2009, based on the decline in production volume and corresponding impact on operating results, we did not realize the entire benefit of the annual deduction. Currently, $1.1 million of this cumulative benefit is characterized as a net operating loss and can be carried forward for periods that begin to expire in 2028. The net operating loss of $1.1 million is subject to limitation under Section 382 of the Internal Revenue Code. The limitation on the use of the net operating loss in 2012 is $1.1 million, which can be used in future years. The net operating loss limitation does not impact the Company’s ability to fully utilize the net operating loss before its expiration. In evaluating the realizability of these deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets. Based on revenue and taxable income generated through June 30, 2012, management currently expects to realize the entire $26.3 million annual pre-tax benefit and be able to utilize a portion of the net operating loss carryforward. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction would be made in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets.

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

Share Based Compensation. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The weighted average assumptions used in the option pricing model as of June 30, 2012 are: i) zero dividend yield, ii) expected volatility of 63.9%, iii) risk free interest rate of 3.2% and iv) expected life of 10.0 years. The Company also has restricted stock awards that are accounted for as liability awards and require remeasurement to fair value at the end of each reporting period. The Company’s awards are generally subject to graded or cliff vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary.

Employment / Non-compete Agreements. In recent years, the Company has entered into arrangements with newly hired producers whereby these producers would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the producers only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2012 through 2014. Currently, the Company cannot reasonably estimate the amounts that would be payable under all of these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the producers achieving the performance targets and the probability of each of the producers signing an employment agreement. As of June 30, 2012, an accrual of $0.7 million has been made for these arrangements.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued an accounting pronouncement which amends the fair value measurement and disclosure requirements to achieve common disclosure requirements between U.S. GAAP and International Financial Reporting Standards. The accounting pronouncement requires certain disclosures about transfers between Level 1 and Level 2 of the fair value hierarchy, sensitivity of fair value measurements categorized within Level 3 of the fair value hierarchy, and categorization by level of items that are reported at cost but are required to be disclosed at fair value. The disclosures are to be applied prospectively effective in the first interim and annual periods beginning after December 15, 2011. The adoption of this pronouncement had no impact on the Company’s consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

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

HFF, INC.

Dated: August 3, 2012	By:	/s/ John H. Pelusi, Jr.
John H. Pelusi, Jr.
Chief Executive Officer,
Director and Executive Managing Director (Principal Executive Officer)

Dated: August 3, 2012	By:	/s/ Gregory R. Conley
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