Form 10-Q
period 2012-09-30
HFF, Inc.
filed 2012-11-07
CIK 1380509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding as of October 30, 2012 was 37,063,844 shares.

HFF, INC. AND SUBSIDIARIES

September 30, 2012

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

SPECIAL NOTE REGARDING THE REGISTRANT

In connection with our initial public offering of our Class A common stock in February 2007, we effected a reorganization of our business, which had previously been conducted through HFF Holdings LLC (“HFF Holdings”) and certain of its wholly-owned subsidiaries, including Holliday Fenoglio Fowler, L.P. and HFF Securities L.P. (together, the “Operating Partnerships”) and Holliday GP Corp. (“Holliday GP”). In the reorganization, HFF, Inc., a newly-formed Delaware corporation, purchased from HFF Holdings all of the shares of Holliday GP, which is the sole general partner of each of the Operating Partnerships, and approximately 44.7% of the partnership units in each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP) in exchange for the net proceeds from the initial public offering and one share of Class B common stock of HFF, Inc. As of September 30, 2012, HFF Holdings had exchanged all of the remaining partnership units in each of the Operating Partnerships for shares of Class A common stock of the Company pursuant to the Exchange Right (as defined in this Quarterly Report on Form 10-Q). Following this reorganization, HFF, Inc. became and continues to be a holding company holding partnership units in the Operating Partnerships and all of the outstanding shares of Holliday GP. As of September 30, 2012, HFF, Inc., through its wholly-owned subsidiaries, held 100% of the partnership units in the Operating Partnerships and is the only equity holder of the Operating Partnerships. We refer to these transactions collectively in this Quarterly Report on Form 10-Q as the “Reorganization Transactions.” Unless we state otherwise, the information in this Quarterly Report on Form 10-Q gives effect to these Reorganization Transactions.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HFF, Inc.

Consolidated Balance Sheets

(Dollars in Thousands)

	September 30, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$152,319	$141,763
Restricted cash (Note 7)	—	80
Accounts receivable	2,688	1,411
Receivable from affiliate (Note 16)	108	223
Mortgage notes receivable (Note 8)	231,811	154,449
Prepaid taxes	709	79
Prepaid expenses and other current assets	2,666	2,205
Deferred tax asset, net	2,902	4,556

Total current assets, net	393,203	304,766
Property and equipment, net (Note 4)	5,083	4,315
Deferred tax asset, net	149,826	151,224
Goodwill	3,712	3,712
Intangible assets, net (Note 5)	15,732	13,137
Other noncurrent assets	826	1,297

Total Assets	$568,382	$478,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$318	$269
Warehouse line of credit (Note 8)	231,811	154,449
Accrued compensation and related taxes	29,750	30,828
Accounts payable	1,028	1,670
Payable under tax receivable agreement (Note 12)	9,534	17,876
Other current liabilities	4,927	7,227

Total current liabilities	277,368	212,319
Deferred rent credit	4,709	3,508
Payable under the tax receivable agreement, less current portion (Note 12)	128,664	131,924
Long-term debt, less current portion (Note 7)	309	300

Total liabilities	411,050	348,051
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 authorized; 37,221,461 and 36,102,322 shares issued, respectively; 37,063,844 and 35,983,965 shares outstanding, respectively	371	360
Class B common stock, par value $0.01 per share, 0 and 1 share authorized, and 0 and 1 share outstanding	—	—
Treasury stock, 157,617 and 118,357 shares at cost, respectively	(1,055)	(490)
Additional paid-in-capital	70,887	64,049
Retained earnings	87,129	62,914

Total parent stockholders’ equity	157,332	126,833
Noncontrolling interest (Note 13)	—	3,567

Total equity	157,332	130,400

Total liabilities and stockholders’ equity	$568,382	$478,451

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Income

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Capital markets services revenue	$66,944	$62,841	$182,394	$175,366
Interest on mortgage notes receivable	1,543	578	3,866	2,056
Other	552	488	1,411	1,318

	69,039	63,907	187,671	178,740
Expenses
Cost of services	40,187	36,259	110,041	101,780
Personnel	6,334	5,216	18,713	17,039
Occupancy	2,043	1,815	6,070	5,514
Travel and entertainment	1,627	1,355	5,349	4,323
Supplies, research, and printing	1,286	1,288	4,037	3,403
Insurance	499	412	1,357	1,224
Professional fees	913	1,070	2,886	2,957
Depreciation and amortization	1,419	1,191	4,253	3,178
Interest on warehouse line of credit	1,070	368	2,550	1,260
Other operating	1,330	992	3,862	3,060

	56,708	49,966	159,118	143,738

Operating income	12,331	13,941	28,553	35,002

Interest and other income, net	4,407	3,036	12,543	11,264
Interest expense	(11)	(5)	(32)	(22)
Increase in payable under the tax receivable agreement	(1,204)	(3,680)	(1,213)	(3,680)

Income before income taxes	15,523	13,292	39,851	42,564
Income tax expense	5,392	2,353	15,393	13,790

Net income	10,131	10,939	24,458	28,774
Net income attributable to noncontrolling interest	47	488	243	1,417

Net income attributable to controlling interest	$10,084	$10,451	$24,215	$27,357

Earnings per share—Basic and Diluted
Income available to HFF, Inc. common stockholders—Basic	$0.27	$0.29	$0.66	$0.76
Income available to HFF, Inc. common stockholders—Diluted	$0.27	$0.29	$0.65	$0.76

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars in Thousands, except share data)

	Controlling Interest
	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2011	35,983,965	$360	118,357	$(490)	$64,049	$62,914	$3,567	$130,400
Stock compensation and other, net	—	—	—	—	3,228	—	—	3,228
Issuance of Class A common stock, net (1)	1,119,139	11	—	—	2,753	—	(2,764)	—
Repurchase of Class A common stock	(39,260)	—	39,260	(565)	—	—	—	(565)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	857	—	—	857
Distributions	—	—	—	—	—	—	(1,046)	(1,046)
Net income	—	—	—	—	—	24,215	243	24,458

Stockholders’ equity, September 30, 2012	37,063,844	$371	157,617	$(1,055)	$70,887	$87,129	$—	$157,332

	Controlling Interest
	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2010	34,829,382	$348	110,540	$(396)	$62,485	$22,895	$4,351	$89,683
Stock compensation and other, net	—	—	—	—	671	—	—	671
Issuance of Class A common stock, net (1)	1,136,956	12	—	—	(180)	—	168	—
Repurchase of Class A common stock	(7,817)	—	7,817	(94)	—	—	—	(94)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	843	—	—	843
Distributions	—	—	—	—	—	—	(2,904)	(2,904)
Net income	—	—	—	—	—	27,357	1,417	28,774

Stockholders’ equity, September 30, 2011	35,958,521	$360	118,357	$(490)	$63,819	$50,252	$3,032	$116,973

(1)	Includes the effect of the exchange of the Operating Partnerships units by HFF Holdings and the effect of the timing of the tax distribution payments on the ownership of the Operating Partnerships.

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

(Dollars In Thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net income	$24,458	$28,774
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	2,698	1,431
Deferred taxes	8,836	12,212
Increase in payable under the tax receivable agreement	1,213	3,680
Depreciation and amortization:
Property and equipment	1,490	1,085
Intangibles	2,763	2,093
Gain on sale or disposition of assets, net	(6,795)	(7,046)
Mortgage service rights assumed	(1,539)	(1,370)
Proceeds from sale of mortgage servicing rights	3,013	4,868
Increase (decrease) in cash from changes in:
Restricted cash	80	—
Accounts receivable	(1,277)	(2,559)
Receivable from affiliates	115	(187)
Payable under the tax receivable agreement	(17,741)	(6,289)
Mortgage notes receivable	(77,362)	(24,036)
Net borrowings on warehouse line of credit	77,362	24,036
Prepaid taxes, prepaid expenses and other current assets	(1,091)	(1,299)
Other noncurrent assets	471	(679)
Accrued compensation and related taxes	(548)	10,369
Accounts payable	(642)	(188)
Other accrued liabilities	(2,300)	1,456
Other long-term liabilities	1,200	1,098

Net cash provided by operating activities	14,404	47,449
Investing activities
Purchases of property and equipment	(1,988)	(1,869)

Net cash used in investing activities	(1,988)	(1,869)
Financing activities
Payments on long-term debt	(249)	(176)
Treasury stock	(565)	(94)
Distributions to noncontrolling interest	(1,046)	(2,904)

Net cash used in financing activities	(1,860)	(3,174)

Net increase in cash	10,556	42,406
Cash and cash equivalents, beginning of period	141,763	73,339

Cash and cash equivalents, end of period	$152,319	$115,745

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

The proceeds of the Offering were used to purchase from HFF Holdings LLC, a Delaware limited liability company (“HFF Holdings”), all of the shares of Holliday GP Corp. (“Holliday GP”) and partnership units representing approximately 39% of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP).

On February 21, 2007, the underwriters exercised their option to purchase an additional 2,145,000 shares of Class A common stock (15% of original issuance) at $18.00 per share. These proceeds were used to purchase HFF Holdings partnership units representing approximately 6.0% of each of the Operating Partnerships. The Company did not retain any of the proceeds from the Offering.

In addition to cash received for its sale of all of the shares of Holliday GP and approximately 45% of partnership units of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP), HFF Holdings also received (i) through the issuance of one share of the Company’s Class B common stock to HFF Holdings, an exchange right that permitted HFF Holdings to exchange interests in the Operating Partnerships for shares of the Company’s Class A common stock (the “Exchange Right”) and (ii) rights under a tax receivable agreement between the Company and HFF Holdings. See Notes 13 and 12 for further discussion of the Exchange Right held by the noncontrolling interest holder and tax receivable agreement, respectively.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company as of September 30, 2012 and December 31, 2011 and for the three and nine month periods ended September 30, 2012 and September 30, 2011, include the accounts of HFF LP, HFF Securities and the Company’s direct wholly-owned subsidiaries, Holliday GP and HoldCo LLC. All significant intercompany accounts and transactions have been eliminated.

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

As the sole stockholder of Holliday GP (the sole general partner of the Operating Partnerships), the Company has since the Reorganization Transactions operated and controlled all of the business and affairs of the Operating Partnerships. The Company consolidates the financial results of the Operating Partnerships, and the ownership interest of HFF Holdings in the Operating Partnerships is treated as a noncontrolling interest in the Company’s consolidated financial statements. HFF Holdings, through its wholly-owned subsidiary (Holdings Sub), and the Company, through its wholly-owned subsidiaries (HoldCo LLC and Holliday GP), were the only partners of the Operating Partnerships following the Reorganization Transactions. As of August 31, 2012, HFF Holdings exchanged all of its remaining interests in the Operating Partnerships and therefore the Company, through its wholly-owned subsidiaries, became the only equity holder of the Operating Partnerships.

2. Summary of Significant Accounting Policies

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011. Accordingly, significant accounting policies and disclosures normally provided have been omitted as such items are disclosed therein. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results expected for the year ending December 31, 2012.

In late 2010, the Company introduced a firm profit participation plan and modified the existing office profit participation plans to allow for incentive compensation payments to be made either in the form of cash or stock at the election of the Company’s board of directors based on achieving various performance metrics. The new and modified plans took effect during 2011. The expense associated with the plans is included within personnel expenses in the consolidated statements of income. The expense recorded for these plans is estimated during the year based on actual results at each interim reporting date and an estimate of future results for the remainder of the year. The plans allow for payments to be made in both cash and share-based awards, the composition of which is determined in the first calendar quarter of the subsequent year. Cash and share-based awards issued under these plans are subject to vesting conditions such that the total expense measured for these plans is recorded over the period from the beginning of the performance year through the vesting date. Based on an accounting policy election, the expense associated with the share-based component of the estimated incentive payout is recognized before the grant date of the stock due to the fact that the terms of the incentive compensation plans have been approved by the Company’s board of directors and the employees of the Company understand the requirements to earn the award. Prior to the grant date, the share-based component-related expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income. Following the award, if any, of the related incentive payout, the share-based component-related expense is reclassified as stock compensation costs within personnel expenses.

3. Stock Compensation

The stock compensation cost that has been charged against income for the three and nine months ended September 30, 2012 was $0.9 million and $2.7 million, respectively, which is recorded in personnel expenses in the consolidated statements of income. The stock compensation cost that has been charged against income for the three and nine months ended September 30, 2011 was $9,000 and $1.4 million, respectively. At September 30, 2012, there was approximately $2.9 million of unrecognized compensation cost related to share based awards. As of September 30, 2012, there were 540,618 restricted stock units outstanding, of which 333,687 units are treated as liability awards and require remeasurement of fair value at the end of each reporting period until settlement. Stock compensation expense related to the liability awards that have been included within income for the three and nine months ended September 30, 2012 was $0.5 million and $1.4 million, respectively. Stock compensation benefit related to the liability awards that has been included within income for the three months ended September 30, 2011 was $0.1 million and stock compensation expense related to the liability awards that has been charged against expense for the nine months ended September 30, 2011 was $0.8 million.

During the three months ended September 30, 2012, no options were granted, exercised, forfeited or vested.

During the three month period ending September 30, 2012, no new restricted stock units were granted, no restricted stock units vested and 1,030 restricted stock units were forfeited.

The fair value of vested restricted stock units was $1.6 million at September 30, 2012.

The weighted average remaining contractual term of the nonvested restricted stock units was 1.1 years as of September 30, 2012.

4. Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	September 30, 2012	December 31, 2011
Furniture and equipment	$4,667	$4,294
Computer equipment	840	852
Capitalized software costs	507	496
Leasehold improvements	6,652	6,617

Subtotal	12,666	12,259
Less accumulated depreciation and amortization	(7,583)	(7,944)

	$5,083	$4,315

At September 30, 2012 and December 31, 2011 the Company has recorded, within furniture and equipment, office equipment under capital leases of $1.1 million and $0.8 million, respectively, including accumulated amortization of $0.5 million and $0.3 million, respectively, which is included within depreciation and amortization expense in the accompanying consolidated statements of income. See Note 7 for discussion of the related capital lease obligations.

5. Intangible Assets

The Company’s intangible assets are summarized as follows (dollars in thousands):

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Mortgage servicing rights	$27,482	$(11,850)	$15,632	$22,338	$(9,301)	$13,037
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$27,582	$(11,850)	$15,732	$22,438	$(9,301)	$13,137

As of September 30, 2012 and December 31, 2011, the Company serviced $29.4 billion and $27.2 billion, respectively, of commercial loans. The Company earned $3.5 million and $10.2 million in servicing fees and interest on float and escrow balances for the three and nine month periods ending September 30, 2012, respectively. The Company earned $3.1 million and $9.1 million in servicing fees and interest on float and escrow balances for the three and nine month periods ending September 30, 2011, respectively. These revenues are recorded as capital markets services revenues in the consolidated statements of income.

The total commercial loan servicing portfolio includes loans for which there are no corresponding mortgage servicing rights recorded on the balance sheet, as these servicing rights were assumed prior to January 1, 2007 and involved no initial consideration paid by the Company. The Company recorded mortgage servicing rights of $15.6 million and $13.0 million on $21.8 billion and $18.7 billion, respectively, of the total loans serviced as of September 30, 2012 and December 31, 2011.

The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (CMBS), Freddie Mac and limited-service life company loans.

Changes in the carrying value of mortgage servicing rights for the nine month periods ended September 30, 2012 and 2011, and the fair value at the end of each period were as follows (dollars in thousands):

Category	12/31/11	Capitalized	Amortized	Sold / Transferred	9/30/12	FV at 9/30/12
Freddie Mac	$6,126	$4,331	$(1,047)	$(2,674)	$6,736	$7,428
CMBS	5,273	391	(914)	2,162	6,912	8,221
Life company	1,492	912	(714)	—	1,690	1,957
Life company – limited	146	236	(88)	—	294	367

Total	$13,037	$5,870	$(2,763)	$(512)	$15,632	$17,973

Category	12/31/10	Capitalized	Amortized	Sold / Transferred	9/30/11	FV at 9/30/11
Freddie Mac	$6,190	$2,654	$(964)	$(2,537)	$5,343	$5,933
CMBS	3,232	306	(575)	2,072	5,035	5,881
Life company	900	968	(502)	0	1,366	1,644
Life company – limited	91	96	(61)	0	126	219

Total	$10,413	$4,024	$(2,102)	$(465)	$11,870	$13,677

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $2.1 million and $4.3 million on $695.2 million and $1.5 billion of loans, respectively, during the three and nine month periods ending September 30, 2012, respectively. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $0.8 million and $2.7 million on $289.3 million and $905.1 million of loans, respectively, during the three and nine month periods ending September 30, 2011, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration of $0.5 million and $1.5 million on $0.8 billion and $3.3 billion of loans, respectively, during the three and nine month periods ending September 30, 2012. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration of $0.6 million and $1.4 million on $1.3 billion and $3.0 billion of loans respectively, during the three and nine month periods ending September 30, 2011. During the nine months ending September 30, 2012 and 2011, the Company sold the cashiering portion of certain Freddie Mac mortgage servicing rights. While the Company transferred the risks and rewards of ownership of the cashiering portion of the mortgage servicing rights, the Company continues to perform limited servicing activities on these loans for a reduced market-based fee. Therefore, the remaining servicing rights were transferred to the CMBS servicing tranche. The net result of these transactions was the Company recording a gain in the three and nine month periods ending September 30, 2012 of $0.7 million and $2.5 million, respectively, and $0.9 million and $4.4 million during the three and nine month periods ending September 30, 2011, respectively, within interest and other income, net in the consolidated statements of income. The Company also received securitization compensation in relation to the sale of the cashiering portion of certain Freddie Mac mortgage servicing rights in the three and nine month periods ending September 30, 2012 of $0.6 million and $2.5 million, respectively, and $0.5 million and $2.2 million during the three and nine month periods ending September 30, 2011, respectively. The securitization compensation is recorded within interest and other income, net in the consolidated statements of income.

Amortization expense related to intangible assets was $1.0 million and $2.8 million during the three and nine month periods ended September 30, 2012, respectively, and $0.7 million and $2.1 million during the three and nine month periods ending September 30, 2011, respectively, and is recorded in depreciation and amortization in the consolidated statements of income.

Estimated amortization expense for the next five years is as follows (dollars in thousands):

Remainder of 2012	$1,033
2013	3,754
2014	3,130
2015	2,329
2016	1,857
2017	1,438

The weighted-average life of the mortgage servicing rights intangible asset was 5.8 years at September 30, 2012.

6. Fair Value Measurement

The Company adopted ASC Topic 820, Fair Value Measurement (ASC 820), as of January 1, 2008. ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into the following three levels: Level 1 inputs which are quoted market prices in active markets for identical assets or liabilities; Level 2 inputs which are observable market-based inputs or unobservable inputs corroborated by market data for the asset or liability; and Level 3 inputs which are unobservable inputs based on management’s assumptions that are not corroborated by market data. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

In May 2011, the Financial Accounting Standards Board issued an accounting pronouncement which amends the fair value measurement and disclosure requirements to achieve common disclosure requirements between GAAP and International Financial Reporting Standards. The accounting pronouncement requires certain disclosures about transfers between Level 1 and Level 2 of the fair value hierarchy, sensitivity of fair value measurements categorized within Level 3 of the fair value hierarchy, and categorization by level of items that are reported at cost but are required to be disclosed at fair value. The disclosures are to be applied prospectively effective in the first interim and annual periods beginning after December 15, 2011. The adoption of this pronouncement had no impact on the Company’s consolidated financial statements.

As of September 30, 2012, the Company did not have any assets or liabilities recognized at fair value on a recurring basis.

In accordance with GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and mortgage notes receivable. The mortgage servicing rights are recorded at fair value upon initial recording and were not re-measured at fair value during the third quarter of 2012 as the Company continues to utilize the amortization method under ASC Topic 860, Transfers and Servicing, and the fair value of the mortgage servicing rights exceeds the carrying value at September 30, 2012. The fair value of the mortgage notes receivable was based on prices observable in the market for similar loans. Due to the short-term nature of the mortgage notes receivable, fair value reasonably approximated carrying value at September 30, 2012. Therefore, no lower of cost or fair value adjustment was required.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of September 30, 2012 (dollars in thousands):

	Carrying Value	September 30, 2012 Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring fair value measurements
Mortgage notes receivable	$231,811	$—	$231,811	$—
Mortgage servicing rights	15,632	—	—	17,973

Total nonrecurring fair value measurements	$247,443	—	$231,811	$17,973

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of December 31, 2011 (dollars in thousands):

	Carrying Value	December 31, 2011 Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring fair value measurements
Mortgage notes receivable	$154,449	$—	$154,449	$—
Mortgage servicing rights	13,037	—	—	14,761

Total nonrecurring fair value measurements	$167,486	—	$154,449	$14,761

Mortgage servicing rights do not trade in an active, open market with readily-available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of September 30, 2012 and 2011 are as follows:

	As of September 30,
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

FASB ASC Topic 825, Financial Instruments also requires disclosure of fair value information about financial instruments, whether or not recognized in the accompanying consolidated balance sheets. Our financial instruments, excluding those included in the preceding fair value tables above, are as follows:

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

7. Capital Lease Obligations and Letters of Credit

(a)	Capital Lease Obligations

Capital lease obligations consist of the following at September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012	December 31, 2011
Capital lease obligations	$627	$569
Less current maturities	318	269

	$309	$300

Capital lease obligations consist primarily of office equipment leases that expire at various dates through February 2017. A summary of future minimum lease payments under capital leases at September 30, 2012 is as follows (dollars in thousands):

Remainder of 2012	$89
2013	283
2014	177
2015	37
2016	30
2017	11

$627

(b) Letters of Credit

As of September 30, 2012, the Company had no outstanding letters of credit. As of December 31, 2011, the Company had one outstanding letter of credit of approximately $0.1 million as security for one lease. The letter of credit was originally set to expire in October 2012; however, the underlying lease to which this letter of credit relates was terminated in March 2012, and the letter of credit was released and the related funds returned to the Company.

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

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. As of September 30, 2012 and December 31, 2011, HFF LP had $231.8 million and $154.4 million, respectively, outstanding on the warehouse lines of credit and a corresponding amount of mortgage notes receivable. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (0.22% and 0.28% at September 30, 2012 and December 31, 2011, respectively) plus a spread. HFF LP is also paid interest on the Freddie Mac note rate from the date of funding through the sale of the loan. The interest payments are secured by a mortgage on a multifamily property.

9. Lease Commitments

The Company leases various corporate offices, parking spaces and office equipment under noncancelable operating leases. These leases have initial terms of one to ten years. Several of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $1.6 million and $4.7 million, respectively, during the three and nine month periods ended September 30, 2012 and $1.4 million and $4.3 million, respectively, during the three and nine month periods ending September 30, 2011 and is recorded within occupancy expense in the consolidated statements of income.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (dollars in thousands):

Remainder of 2012	$1,514
2013	5,848
2014	4,712
2015	3,931
2016	3,093
2017	2,384
Thereafter	4,900

$26,382

The Company subleases certain office space to subtenants, which subleases may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2017. See Note 4 and Note 7 above for further description of the assets and related obligations recorded under these capital leases at September 30, 2012 and December 31, 2011, respectively.

10. Servicing

The Company services commercial real estate loans for investors. The unpaid principal balance of the servicing portfolio totaled $29.4 billion and $27.2 billion at September 30, 2012 and December 31, 2011, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At September 30, 2012 and December 31, 2011, the funds held in escrow totaled $157.1 million and $126.6 million, respectively. These funds, and the offsetting liabilities of the borrowers to external parties, are not presented in the Company’s consolidated financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of income.

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

12. Income Taxes

Income tax expense includes current and deferred taxes as follows (dollars in thousands):

	Current	Deferred	Total
Nine Months Ended September 30, 2012:
Federal	$5,003	$7,268	$12,271
State	1,554	1,568	3,122

	$6,557	$8,836	$15,393

	Current	Deferred	Total
Nine Months Ended September 30, 2011:
Federal	$483	$14,122	$14,605
State	1,095	(1,910)	(815)

	$1,578	$12,212	$13,790

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the nine months ended September 30, 2012 and 2011 (dollars in thousands):

	September 30, 2012	September 30, 2011
Pre-tax book income	$39,851	$42,564
Less: pre-tax income allocated to noncontrolling interest holder	246	1,426

Pre-tax book income after noncontrolling interest	$39,605	$41,138

	September 30,
	2012		2011
Income tax expense / (benefit)		Rate		Rate
Taxes computed at federal rate	$13,862	35.0%	$14,398	35.0%
State and local taxes, net of federal tax benefit	2,125	5.4%	2,327	5.7%
Change in income tax benefit payable to stockholder	257	0.6%	(376)	(0.9)%
Effect of deferred rate change	874	2.2%	(2,697)	(6.6)%
Effect of change in valuation allowance	(2,253)	(5.7)%	(1,058)	(2.6)%
Change in state net operating loss	(78)	(0.2)%	—	0.0%
Stock compensation	—	0.0%	41	0.1%
Meals and entertainment	330	0.8%	250	0.6%
Other	276	0.7%	905	2.2%

Income tax expense	$15,393	38.9%	$13,790	33.5%

Total income tax expense recorded for the nine months ended September 30, 2012 and 2011 included income tax expense of $3,000 and $9,000, respectively, of state and local taxes on income allocated to the noncontrolling interest holder, which represents 0.01% and 0.02% of the total effective rate, respectively.

Deferred income tax assets and liabilities consist of the following at September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012	December 31, 2011
Deferred income tax assets:
Section 754 election tax basis step-up	$171,977	$176,365
Tenant improvements	2,170	1,882
Net operating loss carryforward	1,217	1,144
Restricted stock units	2,294	1,144
Compensation	3,059	4,369
Intangible asset	529	857
Tax credits	123	123
Other	183	205

	181,552	186,089
Less: valuation allowance	(19,489)	(21,902)

Deferred income tax asset	162,063	164,187
Deferred income tax liabilities:
Goodwill	(1,275)	(1,248)
Servicing rights	(5,935)	(4,829)
Deferred rent	(1,566)	(1,473)
Investment in partnership	(559)	(857)

Deferred income tax liability	(9,335)	(8,407)

Net deferred income tax asset	$152,728	$155,780

The primary deferred tax asset represents a tax basis step-up election under Section 754 of the Internal Revenue Code (“Section 754”) made by the Company relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for shares of the Company’s Class A common stock since the date of the Reorganization Transactions. As a result of the step-up in basis from these transactions, the Company is entitled to annual future tax benefits in the form of amortization for income tax purposes. During the nine month period ending September 30, 2012, the deferred tax asset for the Section 754 election tax basis step-up increased $5.8 million due to the exchanges of Operating Partnership units for the Company’s Class A common stock. The annual pre-tax benefit is approximately $27.8 million at September 30, 2012. To the extent that the Company does not have sufficient taxable income in a year to fully utilize this annual deduction, the unused benefit is recharacterized as a net operating loss and can then be carried back two years or carried forward for twenty years. The Company measured the deferred tax asset based on the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships utilizing the enacted tax rates at the date of the transaction. In accordance with ASC Topic 740, Income Taxes (ASC 740), the tax effects of transactions with stockholders that result in changes in the tax basis of a company’s assets and liabilities are recognized in equity. The Company recorded a valuation allowance on a portion of the recognized deferred tax assets recorded in connection with the Reorganization Transactions and the subsequent exercise of exchange rights due to the uncertainty in the timing and level of tax benefits that would be realized when payments are made to HFF Holdings under the tax receivable agreement (see further discussion below). Changes in the measurement of the deferred tax assets or the valuation allowance due to changes in the enacted tax rates upon the finalization of the income tax returns for the year of the exchange transaction will be recorded in equity. All subsequent changes in the measurement of the deferred tax assets due to changes in the enacted tax rates or changes in the valuation allowance are recorded as a component of income tax expense.

In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. In order to realize the annual pre-tax benefit of approximately $27.8 million, the Company needs to generate approximately $169 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit of $27.8 million each year, the shortfall becomes a net operating loss that can be carried back two years to offset prior years’ taxable income or carried forward twenty years to offset future taxable income. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets resulting from the basis step up transactions (initial sale of units in the Operating Partnerships and subsequent exchanges of Operating Partnership units since the date of the Reorganization Transactions). Deferred tax assets representing the tax benefits to be realized when future payments are made to HFF Holdings under the tax receivable agreement of $19.5 million are currently not more likely than not to be realized and, therefore, have a valuation allowance of $19.5 million recorded against them. The combined federal and state tax effected net operating loss carryforwards of $1.2 million at September 30, 2012 represent the cumulative excess of the Section 754 annual tax deductions over taxable income for the nine month period ending September 30, 2012 and prior years. A portion of the net operating loss of $1.2 million is subject to limitation under Section 382 of the Internal Revenue Code. The limitation on the use of the net operating loss in 2012 is $1.2 million, which can be used in future years. The net operating loss limitation does not impact the Company’s ability to fully utilize the net operating loss before its expiration. The federal net operating loss carryforwards expire from 2028 through 2030, while the state net operating loss carryforwards expire from 2020 through 2030.

The Company will recognize interest and penalties related to unrecognized tax benefits in interest and other income, net in the consolidated statements of income. There were no interest or penalties recorded in the nine month periods ending September 30, 2012 and 2011.

Tax Receivable Agreement

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007 and intend to keep that election in effect for each taxable year in which an exchange of partnership units for shares occurs. The initial sale as a result of the Offering and subsequent exchanges of Operating Partnership units for shares of Class A common stock produced increases in the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of tax payments to the extent that the Company has taxable income. During the nine month period ending September 30, 2012, the deferred tax asset for the Section 754 election tax basis step-up increased $5.8 million due to the exchanges of Operating Partnership units for the Company’s Class A common stock. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $172.0 million and has recorded this amount as a deferred tax asset on its consolidated balance sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2011. The Company is obligated, however, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax is computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges had the Company not entered into the tax receivable agreement.

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

The Company believes it is more likely than not that it will realize a portion of the benefit represented by the deferred tax asset, and, therefore, the Company recorded 85% of this estimated amount of the increase in deferred tax assets as a liability to HFF Holdings under the tax receivable agreement and the remaining 15% of the increase in deferred tax assets directly in additional paid-in capital in stockholders’ equity. However, due to uncertainties of timing and amounts of payments, deferred tax assets representing the tax benefits to be realized when future payments are made to HFF Holdings under the tax receivable agreement are currently not more likely than not to be realized and, therefore, have a valuation allowance of $19.5 million recorded against them.

While the actual amount and timing of payments under the tax receivable agreement depends upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the future payments that will be made to HFF Holdings will be $138.2 million, and has recorded this obligation to HFF Holdings as a liability on the consolidated balance sheet. During the nine months ended September 30, 2012, the tax rates used to measure the deferred tax assets were updated, which resulted in an increase of deferred tax assets of $1.4 million, which in turn resulted in an increase in the payable under the tax receivable agreement of $1.2 million. In addition, during the year ended December 31, 2011, the tax rates used to measure the deferred tax assets were updated, which resulted in an increase of deferred tax assets of $4.8 million, which in turn resulted in an increase in the payable under the tax receivable agreement of $4.0 million. To the extent the Company does not realize all of the tax benefits in future years, this liability to HFF Holdings may be reduced.

In conjunction with the filing of the Company’s 2011 federal and state tax returns, the benefit for 2011 relating to the Section 754 basis step-up was finalized resulting in $20.9 million tax benefits being realized by the Company for 2011. As discussed above, the Company is obligated to remit to HFF Holdings 85% of any such cash savings in federal and state tax. As such, during the third quarter of 2012 the Company paid $17.7 million to HFF Holdings under the tax receivable agreement. In conjunction with the filing of the Company’s 2010 federal and state tax returns, the benefit for 2010 relating to the Section 754 basis step-up was finalized resulting in $7.4 million tax benefits being realized by the Company for 2010 and as such, during the third quarter of 2011 the Company paid $6.3 million to HFF Holdings under the tax receivable agreement. As of September 30, 2012, the Company has made payments to HFF Holdings pursuant to the terms of the tax receivable agreement in an aggregate amount of approximately $31.5 million.

13. Noncontrolling Interest

Noncontrolling interest recorded in the consolidated financial statements of the Company relates to the ownership interest of HFF Holdings in the Operating Partnerships. As a result of the Reorganization Transactions discussed in Note 1, partners’ capital was eliminated from equity and noncontrolling interest of $6.4 million was recorded representing HFF Holdings’ remaining interest in the Operating Partnerships following the initial public offering and the underwriters’ exercise of the overallotment option on February 21, 2007, along with HFF Holdings’ proportional share of net income earned by the Operating Partnerships subsequent to the change in ownership. As discussed in Note 1, the Company is a holding company and, as such, does not generate income other than through its proportional share of net income earned by the Operating Partnerships. However, the Company does incur certain costs which have not been allocated or shared with the Operating Partnerships or their direct or indirect partners (including HFF Holdings) and, therefore, the net income as shown on the consolidated statements of income has not been proportionately shared between the noncontrolling interest holder and the controlling interest holder.

As a result of the Reorganization Transactions, HFF Holdings beneficially owned 20,355,000 partnership units in each of the Operating Partnerships. Pursuant to the terms of the Company’s amended and restated certificate of incorporation, HFF Holdings was permitted to from time to time exchange its partnership units in the Operating Partnerships for shares of the Company’s Class A common stock on the basis of two partnership units, one for each Operating Partnership, for one share of Class A common stock, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The table below sets forth the noncontrolling interest amount recorded for the three and nine month periods ended September 30, 2012 and 2011, which includes the exchanges of 133,142 and 997,089 partnership units in each of the Operating Partnerships by members of HFF Holdings for an equal amount of shares of Class A common stock during the three and nine month periods ending September 30, 2012, respectively, and exchanges of zero and 1,113,691 partnership units during the three and nine month periods ending September 30, 2011, respectively. (dollars in thousands).

	Three months ended September 30,			Nine months ended September 30,
	2012		2011	2012		2011
Net income from Operating Partnerships	$17,083		$17,562	$42,245		$48,048
Noncontrolling interest ownership percentage	(A	)	2.8%	(B	)	(C	)

Noncontrolling interest	$47		$488	$243		$1,417

(A)	During the three months ending September 30, 2012, the ownership of the Operating Partnerships changed due to the exercise of the Exchange Right by members of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 0.36% during July and August 2012 and 0.0% during September 2012.
(B)	During the nine months ending September 30, 2012, the ownership of the Operating Partnerships changed due to the exercise of the Exchange Right by members of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 2.71% during January and February 2012, 0.43% during March 2012, 0.41% during April 2012, 0.39% during May 2012, 0.38% during June 2012, 0.36% during July and August 2012 and 0.0% during September 2012.
(C)	During the nine months ending September 30, 2011, the ownership of the Operating Partnerships changed due to the exercise of the Exchange Right by members of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 5.80% during January and February 2011 and 2.78% during March through September 2011.

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

On June 2010, following consultation with the Company’s board of directors, the members of HFF Holdings agreed to modify the Exchange Right. This modification permitted twenty-nine members of HFF Holdings, representing approximately 91% of the voting equity interests in HFF Holdings, to cause HFF Holdings to exchange all of its partnerships units in the Operating Partnerships that corresponded to such twenty-nine members’ interests in HFF Holdings for shares of Class A common stock. This exchange was consummated on June 30, 2010. Such twenty-nine members in turn agreed to future resale restrictions on the shares of Class A common stock received in the exchange and extensions of their individual non-competition and non-solicitation agreements to March 2015. Nine members of HFF Holdings, representing approximately 9% of the voting equity interests in HFF Holdings, elected not to become subject to such restrictions. HFF Holdings’ partnership units in the Operating Partnerships that corresponded to such nine members’ interests in HFF Holdings continued to be subject to the Exchange Right restrictions put in place at the time of the Company’s initial public offering.

On September 30, 2009, a Registration Statement on Form S-3 relating to the offering and sale from time to time by the members of HFF Holdings of the 20,355,000 shares of Class A common stock exchangeable for the 20,355,000 partnership units in each of the Operating Partnerships beneficially owned by members of HFF Holdings immediately following the Reorganization Transactions became effective. At September 30, 2012, all such 20,355,000 partnership units had been exchanged for an equal amount of shares of the Company’s Class A common stock pursuant to the Exchange Right. After giving effect to these changes, HFF Holdings owned 0% of the Operating Partnerships and the Company, through its wholly-owned subsidiaries, became the only equity holder of the Operating Partnerships at September 30, 2012.

As a result of the Reorganization Transactions, HFF Holdings was issued one share of the Company’s Class B common stock. Class B common stock had no economic rights but entitled the holder to a number of votes that is equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings held in the Operating Partnerships, as of the relevant record date for the HFF, Inc. stockholder action, were exchangeable. Since all of the partnership units have been exchanged, the Class B common stock has been transferred to the Company and has been retired in accordance with the Company’s certificate of incorporation.

14. Stockholders Equity

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share, and one share of Class B common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. As part of the Reorganization Transactions, HFF Holdings was issued one share of Class B common stock. Class B common stock had no economic rights but entitled the holder to a number of votes equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings held in the Operating Partnerships, as of the relevant record date for the HFF, Inc. stockholder action, were exchangeable. Since all of the partnership units have been exchanged, the Class B common stock has been transferred to the Company and has been retired in accordance with the Company’s certificate of incorporation. Holders of Class A and Class B common stock vote together as a single class on all matters presented to the stockholders for their vote or approval. The Company had issued 37,221,461 and 36,102,322 shares of Class A common stock and zero and 1 share of Class B common stock as of September 30, 2012 and December 31, 2011, respectively.

15. Earnings Per Share

The Company’s net income and weighted average shares outstanding for the three and nine month periods ended September 30, 2012 and 2011 consist of the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$10,131	$10,939	$24,458	$28,774
Net income attributable to controlling interest	$10,084	$10,451	$24,215	$27,357
Weighted Average Shares Outstanding:
Basic	37,079,810	36,049,354	36,831,772	35,800,678
Diluted	37,336,553	36,336,884	37,024,637	36,081,864

The calculations of basic and diluted net income per share amounts for the three and nine month periods ended September 30, 2012 and 2011 are described and presented below.

Basic Net Income per Share

Numerator — net income attributable to controlling interest for the three and nine month periods ended September 30, 2012 and 2011, respectively.

Denominator — the weighted average shares of Class A common stock for the three and nine month periods ended September 30, 2012 and 2011, including 105,692 and 90,833 restricted stock units that have vested and whose issuance is no longer contingent as of September 30, 2012 and September 30, 2011, respectively.

Diluted Net Income per Share

Numerator — net income attributable to controlling interest for the three and nine month periods ended September 30, 2012 and 2011 as in the basic net income per share calculation described above plus income allocated to noncontrolling interest holder upon assumed exercise of the Exchange Right.

Denominator — the weighted average shares of Class A common stock for the three and nine month periods ended September 30, 2012 and 2011, including 105,692 and 90,833 restricted stock units that have vested and whose issuance is no longer contingent as of September 30, 2012 and September 30, 2011, respectively, plus the dilutive effect of the unvested restricted stock units, stock options, and the issuance of Class A common stock upon exercise of the Exchange Right by HFF Holdings.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to controlling interest	$10,084	$10,451	$24,215	$27,357
Denominator:
Weighted average number of shares of Class A common stock outstanding	37,079,810	36,049,354	36,831,772	35,800,678
Basic net income per share of Class A common stock	$0.27	$0.29	$0.66	$0.76
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to controlling interest	$10,084	$10,451	$24,215	$27,357
Add—dilutive effect of:
Income allocated to noncontrolling interest holder upon assumed exercise of exchange right	—	—	—	—
Denominator:
Basic weighted average number of shares of Class A common stock	37,079,810	36,049,354	36,831,772	35,800,678
Add—dilutive effect of:
Unvested restricted stock units	239,856	269,623	176,166	262,517
Stock options	16,887	17,907	16,699	18,669
Noncontrolling interest holder Exchange Right	—	—	—	—
Weighted average common shares outstanding — diluted	37,336,553	36,336,884	37,024,637	36,081,864
Diluted earnings per share of Class A common stock	$0.27	$0.29	$0.65	$0.76

16. Related Party Transactions

The Company made payments on behalf of two affiliates of $3,272 and $110,732, respectively, during the nine month period ended September 30, 2012. The Company received payments from one affiliate of $228,358 during the nine month period ended September 30, 2012. The Company made payments on behalf of two affiliates of $2,637 and $184,723, respectively, during the nine month period ended September 30, 2011. The Company had a net receivable from affiliates of approximately $108,000 and $223,000 at September 30, 2012 and December 31, 2011, respectively.

As a result of the Company’s initial public offering, the Company entered into a tax receivable agreement with HFF Holdings that provides for the payment by the Company to HFF Holdings of 85% of the amount of the cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increase in tax basis of the assets owned by HFF LP and HFF Securities and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. As members of HFF Holdings, each of John Pelusi, the Company’s chief executive officer, John Fowler, Mark Gibson and Jody Thornton, each a member of the Company’s board of directors and a transaction professional of the Operating Partnerships, is entitled to participate in such payments, in each case on a pro rata basis based upon such person’s ownership of interests in each series of tax receivable payments created by the initial public offering or subsequent exchange of Operating Partnership units. During the third quarter of 2012, Messrs. Pelusi, Fowler, Gibson and Thornton received payment of $1.4 million, $1.1 million, $1.4 million and $1.4 million in connection with the Company’s payment of $17.7 million to HFF Holdings under the tax receivable agreement. During the third quarter of 2011, Messrs. Pelusi, Fowler, Gibson and Thornton received payments of $0.5 million, $0.4 million, $0.5 million and $0.5 million in connection with the Company’s payment of $6.3 million to HFF Holdings under the tax receivable agreement. The Company retains the remaining 15% of cash savings in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax is computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities allocable to the Company as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the offering and will continue until all such tax benefits have been utilized or have expired. See Note 12 for further information regarding the tax receivable agreement and Note 17 for the amount recorded in relation to this agreement.

In August 2011, certain members of HFF Holdings, including Messrs. Pelusi, Fowler, Gibson and Thornton, completed a secondary public offering of 4,047,472 shares of the Company’s Class A common stock owned by such members of HFF Holdings, at a public offering price of $13.50 per share. The Company did not receive any proceeds from the sale of shares in the offering but did pay expenses of approximately $0.3 million in connection with the offering.

17. Commitments and Contingencies

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. The Company has recorded $138.2 million for this obligation to HFF Holdings as a liability on the consolidated balance sheet as of September 30, 2012.

In recent years, the Company has entered into arrangements with newly-hired producers whereby these producers would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the producers only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2012 through 2014. Currently, the Company cannot reasonably estimate the amounts that would be payable under all of these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the producers achieving the performance targets and the probability of each of the producers signing an employment agreement. As of September 30, 2012, $1.5 million has been accrued for these arrangements on the consolidated balance sheet.

18. Subsequent Events

On October 30, 2012, the Board of Directors (the “Board”) of the Company elected Morgan K. O’Brien as a Class III director of the Board. Mr. O’Brien was named to the Audit and Compensation Committees of the Board. Commensurate with Mr. O’Brien’s election to the Board, Mr. O’Brien was awarded 2,641 restricted stock units, of which 480 vested immediately and 2,161 vests over a three year period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of HFF, Inc. and its subsidiaries as of September 30, 2012, and the results of our operations for the three and nine month periods ended September 30, 2012, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

Our Business

We are, based on transaction value, one of the leading providers of commercial real estate and capital markets services to both the users and providers of capital in the U.S. commercial real estate industry and are one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 21 offices nationwide with approximately 226 transaction professionals and 333 support associates as of September 30, 2012.

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

We operate in one reportable segment, the commercial real estate financial intermediary segment, and offer debt placement, investment sales, structured finance, private equity placements, investment banking and advisory services, loan sales and loan sale advisory services, commercial loan servicing, commercial real estate structured financing placements and capital markets advice.

Our business may be significantly affected by factors outside of our control, particularly including:

•

Economic and commercial real estate market downturns. Our business is dependent on international and domestic economic conditions and the demand for commercial real estate and related services in the markets in which we operate. A slow-down, a significant downturn and/or a recession in either the global economy and/or the domestic economy, including even a regional economic downturn, could adversely affect our business as was the case during 2008 and 2009. A general decline in acquisition and disposition activity can lead to a reduction in fees and commissions for arranging such transactions, as well as in fees and commissions for arranging financing for acquirers and property owners that are seeking to recapitalize their existing properties. Likewise, a general decline in commercial real estate investment activity can lead to a reduction in fees and commissions for arranging acquisitions, dispositions and financings for acquisitions as well as for recapitalizations for existing property owners. Such a general decline can also lead to a significant reduction in our loan servicing activities, due to increased delinquencies and defaults and lack of additional loans that we would have otherwise added to our loan servicing portfolio.

•

Global and domestic credit and liquidity issues. Global and domestic credit and liquidity issues have recently contributed and/or led to an economic downturn, including a commercial real estate market downturn. This downturn in turn led to a decrease in transaction activity and lower values. The recent situation in the global credit markets, whereby many world governments (including the U.S., where the Company transacts virtually all of its business) have taken unprecedented and uncharted steps to provide the markets with liquidity as well as to either support the financial institutions in their respective countries from collapse or have taken direct ownership of the same, was unprecedented in the Company’s history. Restrictions on the availability of capital, both debt and/or equity, created significant reductions and could in the future cause further reductions of the liquidity in and the flow of capital to the commercial real estate markets which adversely affected transaction volumes and could do so again in the future. These restrictions in capital flows also caused, and could in the future cause, commercial real estate prices to decrease due to the reduced amount of equity capital and debt financing available. In particular, the above issues did and may reduce the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes, which did adversely affect and in the future could adversely affect our capital markets services revenues, including our servicing revenue.

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

•

Fluctuations in interest rates. Significant fluctuations in interest rates as well as steady and protracted movements of interest rates in one direction (increases or decreases) could adversely affect the operation and income of commercial real estate properties as well as the demand from investors for commercial real estate investments. Both of these events could adversely affect investor demand and the supply of capital for debt and equity investments in commercial real estate. In particular, increased interest rates may cause prices to decrease due to the increased costs of obtaining financing and could lead to decreases in purchase and sale activities, thereby reducing the amounts of investment sales and loan originations and related servicing fees. Additionally, continually decreasing interest rates and low “all in coupon rates” may cause capital sources to re-allocate resources to other asset classes, thereby reducing the amounts of investment sales and loan originations and related servicing fees. If our investment sales origination and servicing businesses are negatively impacted, it is likely that our other lines of business would also suffer due to the relationship among our various capital markets services.

The factors discussed above have in the past adversely affected and continue to be a risk to our business, as evidenced by the effects of the significant recent disruptions in the global capital and credit markets, and in particular the domestic capital markets. While these conditions in 2011 and 2012 have generally improved compared to 2008, 2009 and 2010, they remain fragile and a risk to our business. Also the global and domestic credit and liquidity issues, coupled with the global and domestic economic recession/slow down, reduced transaction volumes in 2008, 2009 and 2010, when compared to 2011 and year-to-date 2012 as well as prior periods in 2002 through 2007, and they may reduce in the future the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes. The above has had, and in the future may have a significant adverse effect on our capital markets services revenues. The significant balance sheet issues faced by many of the CMBS lenders, banks, life insurance companies, mortgage REITS and debt funds, captive finance companies and other financial institutions have adversely affected, and could again in the future adversely affect, the global and domestic economies and the flow of commercial mortgage debt to the U.S. capital markets and, in turn, could potentially adversely affect all of our capital markets services platforms and resulting revenues.

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

Results of Operations

Following is a discussion of our results of operations for the three months ended September 30, 2012 and September 30, 2011. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2011.

	For the Three Months Ended September 30,				Total Dollar Change	Total Percentage Change
	2012		2011
	Dollars	% of Revenue	Dollars	% of Revenue
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$66,944	97.0%	$62,841	98.3%	$4,103	6.5%
Interest on mortgage notes receivable	1,543	2.2%	578	0.9%	965	167.0%
Other	552	0.8%	488	0.8%	64	13.1%

Total revenues	69,039	100.0%	63,907	100.0%	5,132	8.0%
Operating expenses
Cost of services	40,187	58.2%	36,259	56.7%	3,928	10.8%
Personnel	6,334	9.2%	5,216	8.2%	1,118	21.4%
Occupancy	2,043	3.0%	1,815	2.8%	228	12.6%
Travel and entertainment	1,627	2.4%	1,355	2.1%	272	20.1%
Supplies, research and printing	1,286	1.9%	1,288	2.0%	(2)	(0.2)%
Other	5,231	7.6%	4,033	6.3%	1,198	29.7%

Total operating expenses	56,708	82.1%	49,966	78.2%	6,742	13.5%

Operating income	12,331	17.9%	13,941	21.8%	(1,610)	(11.5)%
Interest and other income, net	4,407	6.4%	3,036	4.8%	1,371	45.2%
Interest expense	(11)	(0.0)%	(5)	(0.0)%	(6)	(120.0)%
Increase in payable under tax receivable agreement	(1,204)	(1.7)%	(3,680)	(5.8)%	2,476	67.3%

Income before income taxes	15,523	22.5%	13,292	20.8%	2,231	16.8%
Income tax expense	5,392	7.8%	2,353	3.7%	3,039	129.2%

Net income	10,131	14.7%	10,939	17.1%	(808)	(7.4)%
Net income attributable to noncontrolling interest	47	0.1%	488	0.8%	(441)	(90.4)%

Net income attributable to controlling interest	$10,084	14.6%	$10,451	16.4%	$(367)	(3.5)%

EBITDA (1)	$16,953	24.6%	$14,488	22.7%	$2,465	17.0%

Adjusted EBITDA (1)	$16,413	23.8%	$16,737	26.2%	$(324)	(1.9)%

(1)

The Company defines EBITDA as net income attributable to controlling interest before interest expense, income tax expense, depreciation and amortization and net income attributable to the noncontrolling interest. The items that the Company has eliminated from EBITDA in determining Adjusted EBITDA are: (i) stock-based compensation expense, which is a non-cash charge, (ii) income recognized on the initial recording of mortgage servicing rights that are acquired with no initial consideration, which is also a non-cash income amount that can fluctuate significantly based on the level of mortgage servicing right volumes, and (iii) the increase (decrease) in payable under the tax receivable agreement which represents changes in a liability recorded on the Company’s consolidated balance sheet determined by the ongoing remeasurement of related deferred tax assets and, therefore, can be income or expense in the Company’s consolidated statement of income in any individual period. The Company uses EBITDA and Adjusted EBITDA in its business operations to, among other things, evaluate the performance of its business, develop budgets and measure its performance against those budgets. The Company also believes that analysts and investors use

EBITDA and Adjusted EBITDA as supplemental measures to evaluate its overall operating performance. However, both EBITDA and Adjusted EBITDA have material limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under U.S. generally acceptable accounting principles (GAAP). The Company finds EBITDA and Adjusted EBITDA as useful tools to assist in evaluating performance because they eliminate items related to capital structure and taxes, including, with respect to Adjusted EBITDA, the Company’s tax receivable agreement. Note that the Company classifies the interest expense on its warehouse lines of credit as an operating expense and, accordingly, it is not eliminated from net income attributable to controlling interest in determining EBITDA and Adjusted EBITDA. Some of the items that the Company has eliminated from net income attributable to controlling interest in determining EBITDA and Adjusted EBITDA are significant to the Company’s business. For example, (i) interest expense is a necessary element of the Company’s costs and ability to generate revenue because it incurs interest expense related to any outstanding indebtedness, (ii) payment of income taxes is a necessary element of the Company’s costs, and (iii) depreciation and amortization are necessary elements of the Company’s costs.

Any measure that eliminates components of the Company’s capital structure and costs associated with the Company’s operations has material limitations as a performance measure. In light of the foregoing limitations, the Company does not rely solely on EBITDA and/or Adjusted EBITDA as a performance measure and also considers its GAAP results. EBITDA and Adjusted EBITDA are not measurements of the Company’s financial performance under GAAP and should not be considered as alternatives to net income, operating income or any other measures derived in accordance with GAAP. Because EBITDA and Adjusted EBITDA are not calculated in the same manner by all companies, they may not be comparable to other similarly titled measures used by other companies. Set forth below is a reconciliation of consolidated net income attributable to controlling interest to EBITDA and Adjusted EBITDA for the Company for the three months ended September 30, 2012 and 2011:

EBITDA and Adjusted EBITDA for the Company are calculated as follows:

(dollars in thousands)

	For the Three Months Ended
	September 30,
	2012	2011
Net income attributable to controlling interest	$10,084	$10,451
Add:
Interest expense	11	5
Income tax expense	5,392	2,353
Depreciation and amortization	1,419	1,191
Net income attributable to noncontrolling interest	47	488

EBITDA	$16,953	$14,488
Adjustments:
Stock-based compensation (a)	856	10
Initial recording of mortgage servicing rights	(2,600)	(1,441)
Increase (decrease) in payable under the tax receivable agreement	1,204	3,680

Adjusted EBITDA	$16,413	$16,737

(a)	Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation bonus plan or office profit participation bonus plans that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation bonus plan and office profit participation bonus plans. Stock-based compensation expense for the three months ended September 30, 2012 reflects $0.2 million of expense recognized during such period that was associated with restricted stock granted in March 2012 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2011. Stock-based payments under such plans were first made in 2012 in respect of 2011. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

Revenues. Our total revenues were $69.0 million for the three months ended September 30, 2012 compared to $63.9 million for the same period in 2011, an increase of $5.1 million, or 8.0%. Revenues increased primarily as a result of more transactions and a higher average basis points per transaction.

•

The revenues we generated from capital markets services for the three months ended September 30, 2012 increased $4.1 million, or 6.5%, to $66.9 million from $62.8 million for the same period in 2011. The increase is primarily attributable to a 12.4% higher number of transactions with a higher average basis points per transaction offset by 1.5% lower production volume closed during the third quarter of 2012 compared to the third quarter of 2011. During the third quarter of 2011 there was one usually large loan sale transaction, and if the production volume was adjusted to exclude this transaction in 2011, third quarter 2012 production volume would have increased 10.9% as compared to the adjusted third quarter of 2011 production volume.

•

The revenues derived from interest on mortgage notes receivable were $1.5 million for the three months ended September 30, 2012 compared to $0.6 million for the same period in 2011, an increase of $1.0 million. Revenues increased primarily as a result of an increase in loan originations made in connection with our services as a Freddie Mac Multifamily Program Plus® Seller/Servicer during the third quarter of 2012 compared to the third quarter of 2011.

•

The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $0.6 million for the three month period ended September 30, 2012 and $0.5 million for the three month period ended September 30, 2011, an increase of approximately $0.1 million, or 13.1%.

Total Operating Expenses. Our total operating expenses were $56.7 million for the three months ended September 30, 2012 compared to $50.0 million for the same period in 2011, an increase of $6.7 million, or 13.5%. Expenses increased primarily due to increased cost of services from an increase in capital markets services revenue and a growth in headcount and increased personnel costs from an increase in equity compensation expense.

•

The cost of services for the three months ended September 30, 2012 increased $3.9 million, or 10.8%, to $40.2 million from $36.3 million for the same period in 2011. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the 6.5% increase in capital markets services revenues, higher salary and fringe benefit costs from a net growth in headcount of 71 associates from September 30, 2011 to September 30, 2012 and compensation expense directly tied to perfomance-based metrics achieved by certain transaction professionals recruited in 2010 and 2011. Cost of services as a percentage of capital markets services revenues was approximately 60.0% and 57.7% for the three month periods ended September 30, 2012 and September 30, 2011, respectively.

•

Personnel expenses that are not directly attributable to providing services to our clients increased $1.1 million, or 21.4%, to $6.3 million for the three months ended September 30, 2012 from $5.2 million for the same period in 2011. The increase is primarily related to the mark-to-market adjustment on the existing restricted stock awards accounted as liability awards which are revalued each quarter and resulted in increased expense of $0.7 million during the third quarter 2012 as compared to the third quarter 2011 and by the continued vesting of the 2011 firm and office profit participation plan awards of $0.5 million of which there was no such comparable expense in 2011. Personnel expenses are impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance-based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. The stock compensation cost included in personnel expenses was $0.9 million and $9,000 for the three months ended September 30, 2012 and 2011, respectively. This increase is primarily due to the mark-to-market adjustment on the restricted stock awards accounted for as liability awards and $0.2 million of expense for the 2011 firm and office profit participation plan stock awards. At September 30, 2012, there was approximately $2.9 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the unvested restricted stock units is 1.1 years as of September 30, 2012. The weighted average remaining contractual term of the unvested options is 10.4 years as of September 30, 2012.

•

Occupancy, travel and entertainment, and supplies, research and printing expenses for the three months ended September 30, 2012 increased $0.5 million, or 11.2%, to $5.0 million compared to the same period in 2011. These increases are primarily due to increased occupancy costs and travel and entertainment costs related, in part, to the Company’s headcount growth.

•

Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $5.2 million in the three months ended September 30, 2012, an increase of $1.2 million, or 29.7%, versus $4.0 million in the three months ended September 30, 2011. This increase is primarily related to increased interest on warehouse line of credit of $0.7 million, outsourcing and licensing of $0.2 million and depreciation and amortization of $0.2 million.

Net Income. Our net income for the three months ended September 30, 2012 was $10.1 million, a decrease of $0.8 million versus $10.9 million for the same fiscal period in 2011. This decrease is primarily due to higher costs of services and personnel costs and was partially offset by higher revenues as described above.

•

Interest and other income, net for the three months ended September 30, 2012 was $4.4 million, an increase of $1.4 million as compared to $3.0 million for the same fiscal period in 2011, primarily as a result of increased income recognized on the Company’s initial recording of mortgage servicing rights as well as other income earned in connection with the Company’s Freddie Mac Program Plus Seller Servicer business.

•	The interest expense we incurred in the three months ended September 30, 2012 totaled $11,000, an increase of $6,000 from $5,000 of expenses incurred in the three months ended September 30, 2011.

•

Income tax expense was approximately $5.4 million for the three months ended September 30, 2012, as compared to $2.4 million in the three months ended September 30, 2011. This increase is primarily due to a smaller upwards adjustment in the third quarter of 2012 (as compared to the third quarter of 2011) to the Company’s deferred tax assets due to a change in the tax rate used to measure such assets. The Company’s adjustment was to increase the deferred tax asset by $1.4 million and $4.3 million in 2012 and 2011, respectively, and to correspondingly decrease income tax expense by $1.4 million and $4.3 million in the third quarter of 2012 and 2011, respectively, resulting in a net year-over-year increase to income tax expense of $2.9 million. During the three months ended September 30, 2012, the Company recorded a current income tax expense of $3.7 million and deferred income tax expense of $1.7 million.

•

Net income attributable to noncontrolling interest, representing the ownership interest of HFF Holdings in the Operating Partnerships, equaled $47,000 for the three months ended September 30, 2012, a decrease of approximately $0.4 million from the same period of the prior year. This decrease is due to the lower average ownership interest of HFF Holdings in the Operating Partnerships during the respective periods as a result of exercises of the Exchange Right.

Following is a discussion of our results of operations for the nine months ended September 30, 2012 and September 30, 2011. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2011.

	For the Nine Months Ended September 30,				Total Dollar Change	Total Percentage Change
	2012		2011
	Dollars	% of Revenue	Dollars	% of Revenue
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$182,394	97.2%	$175,366	98.1%	$7,028	4.0%
Interest on mortgage notes receivable	3,866	2.1%	2,056	1.2%	1,810	88.0%
Other	1,411	0.8%	1,318	0.7%	93	7.1%

Total revenues	187,671	100.0%	178,740	100.0%	8,931	5.0%
Operating expenses
Cost of services	110,041	58.6%	101,780	56.9%	8,261	8.1%
Personnel	18,713	10.0%	17,039	9.5%	1,674	9.8%
Occupancy	6,070	3.2%	5,514	3.1%	556	10.1%
Travel and entertainment	5,349	2.9%	4,323	2.4%	1,026	23.7%
Supplies, research and printing	4,037	2.2%	3,403	1.9%	634	18.6%
Other	14,908	7.9%	11,679	6.5%	3,229	27.6%

Total operating expenses	159,118	84.8%	143,738	80.4%	15,380	10.7%

Operating income	28,553	15.2%	35,002	19.6%	(6,449)	(18.4)%
Interest and other income, net	12,543	6.7%	11,264	6.3%	1,279	11.4%
Interest expense	(32)	(0.0)%	(22)	(0.0)%	(10)	45.5%
Increase in payable under tax receivable agreement	(1,213)	(0.6)%	(3,680)	(2.1)%	2,467	67.0%

Income before income taxes	39,851	21.2%	42,564	23.8%	(2,713)	(6.4)%
Income tax expense	15,393	8.2%	13,790	7.7%	1,603	11.6%

Net income	24,458	13.0%	28,774	16.1%	(4,316)	(15.0)%
Net income attributable to noncontrolling interest	243	0.1%	1,417	0.8%	(1,174)	(82.9)%

Net income attributable to controlling interest	$24,215	12.9%	$27,357	15.3%	$(3,142)	(11.5)%

EBITDA (1)	$44,136	23.5%	$45,764	25.6%	$(1,628)	(3.6)%

Adjusted EBITDA (1)	$42,179	22.5%	$46,850	26.2%	$(4,671)	(10.0)%

(1)	Set forth below is a reconciliation of consolidated net income attributable to controlling interest to EBITDA and Adjusted EBITDA for the Company for the nine months ended September 30, 2012 and 2011:

EBITDA and Adjusted EBITDA for the Company are calculated as follows:

(dollars in thousands)

	For the Nine Months Ended September 30,
	2012	2011
Net income attributable to controlling interest	$24,215	$27,357
Add:
Interest expense	32	22
Income tax expense	15,393	13,790
Depreciation and amortization	4,253	3,178
Net income attributable to noncontrolling interest	243	1,417

EBITDA	$44,136	$45,764
Adjustments:
Stock-based compensation (a)	2,698	1,431
Initial recording of mortgage servicing rights	(5,868)	(4,025)
Increase (decrease) in payable under the tax receivable agreement	1,213	3,680

Adjusted EBITDA	$42,179	$46,850

(a)	Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation bonus plan or office profit participation bonus plans that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation bonus plan and office profit participation bonus plans. Stock-based compensation expense for the nine months ended September 30, 2012 reflects $0.7 million of expense recognized during such period that was associated with restricted stock granted in March 2012 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2011. Stock-based payments under such plans were first made in 2012 in respect of 2011. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

Revenues. Our total revenues were $187.7 million for the nine months ended September 30, 2012 compared to $178.7 million for the same period in 2011, an increase of $8.9 million, or 5.0%. Revenues increased primarily as a result of an 8.1% increase in production volumes in several of our capital markets services platforms.

•

The revenues we generated from capital markets services for the nine months ended September 30, 2012 increased approximately $7.0 million, or 4.0%, to $182.4 million from $175.4 million for the same period in 2011. The increase is primarily attributable to a 13.9% increase in the number of transactions closed and an 8.1% increase in aggregate production volumes during the first nine months of 2012 compared to the first nine months of 2011 partially offset by a lower average basis points fee percentage per transaction. During the third quarter of 2011, there was one unusually large transaction. If the Company’s production volumes were adjusted to exclude this transaction in 2011, first nine months of 2012 production volumes would have increased 13.1% as compared to the adjusted first nine months of 2011 production volumes.

•

The revenues derived from interest on mortgage notes receivable were $3.9 million for the nine months ended September 30, 2012 compared to $2.1 million for the same period in 2011, an increase of $1.8 million. Revenues increased primarily as a result of an increase in the number of transactions and average loan size on loan originations made in connection with our services as a Freddie Mac Multifamily Program Plus® Seller/Servicer during the first nine months of 2012 compared to the first nine months of 2011.

•

The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $1.4 million for the nine month period ended September 30, 2012 and $1.3 million for the nine month period ended September 30, 2011, an increase of $0.1, or 7.1%.

Total Operating Expenses. Our total operating expenses were $159.1 million for the nine months ended September 30, 2012 compared to $143.7 million for the same period in 2011, an increase of $15.4 million, or 10.7%. Expenses increased primarily due to increased cost of services resulting primarily from an increase in capital markets services revenue, increased stock compensation costs as reflected in personnel expenses, increased interest on the warehouse line of credit, increased depreciation and amortization and increased travel and entertainment expenses.

•

The cost of services for the nine months ended September 30, 2012 increased $8.3 million, or 8.1%, to $110.0 million from $101.8 million for the same period in 2011. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues. Additionally, contributing to the increase in cost of services are higher salary and fringe benefit costs from increased headcount to support the increase in production volume as well as an increase in compensation expense directly tied to performance-based metrics achieved by certain transaction professionals recruited in 2010 and 2011. Cost of services as a percentage of capital markets services revenues was approximately 60.3% and 58.0% for the nine month periods ended September 30, 2012 and September 30, 2011, respectively. This percentage increase is primarily attributable to the fixed portion of cost of services, such as salaries for our analysts and fringe benefit costs, increasing faster than the revenue base.

•

Personnel expenses that are not directly attributable to providing services to our clients for the nine months ended September 30, 2012 increased $1.7 million, or 9.8%, to $18.7 million from $17.0 million for the same period in 2011. The increase is primarily related to an increase in salary and benefit costs from the net growth in headcount of 71 associates from September 30, 2011 to September 30, 2012. Additionally, there was an increase from the continued vesting of the 2011 firm and office profit participation plan awards of $1.7 million ($0.7 million in the form of stock compensation) of which there was no such comparable expense in 2011 which was offset by a $1.3 million decrease in the 2012 firm and office profit participation plan expense resulting from the lower operating income during the nine months ended September 30, 2012. Personnel expenses are impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance-based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. The stock compensation cost included in personnel expenses was $4.6 million and $1.4 million for the nine months ended September 30, 2012 and 2011, respectively. This increase is primarily due to the award of 212,259 restricted stock units by the Company’s board of directors on March 1, 2012 in connection with the firm and office profit participation plans for fiscal year 2011 and due to increase expense of $0.6 million for the mark-to-market adjustment on the restricted stock awards accounted for as liability awards. As such, $1.9 million for the 2011 firm and office profit participation plans which was previously recorded as incentive compensation expense in 2011 was reclassified as stock compensation costs in the three months ending March 31, 2012. Both incentive compensation expense and stock compensation expense for the firm and office profit participation plans are recorded in personnel expenses in the consolidated statements of income, therefore the $1.9 million reclassification had a net zero impact on personnel expenses in the nine months ending September 30, 2012.

•

Occupancy, travel and entertainment, and supplies, research and printing expenses for the nine months ended September 30, 2012 increased $2.2 million, or 16.7%, to $15.5 million compared to the same period in 2011. These increases are primarily due to increased supplies, research and printing and travel and entertainment costs stemming from the increase in capital markets services revenues and to the Company’s headcount growth.

•

Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $14.9 million in the nine months ended September 30, 2012, an increase of $3.2 million, or 27.6%, versus $11.7 million in the nine months ended September 30, 2011. This increase is primarily related to increased depreciation and amortization of $1.1 million, an increase in interest on warehouse lines of credit of $1.3 million due to an increase in the number of transactions and average loan size and timing of sales of Freddie Mac loans, increased other general and administrative costs of $0.3 million and increased outsourcing/licenses of $0.3 million.

Net Income. Our net income for the nine months ended September 30, 2012 was $24.5 million, a decrease of $4.3 million versus $28.8 million for the same fiscal period in 2011. We attribute this decrease to several factors, among other things, the increase in costs of services and other expenses as described above.

•

Interest and other income, net for the nine months ended September 30, 2012 was $12.5 million, an increase of $1.3 million, or 11.4% as compared to $11.3 million for the same fiscal period in 2011, primarily as a result of increased income recognized on the Company’s initial recording of mortgage servicing rights as well as other income earned in connection with the Company’s Freddie Mac Program Plus Seller Servicer business.

•	The interest expense we incurred in the nine months ended September 30, 2012 totaled $32,000, an increase of $10,000 from $22,000 of expenses incurred in the nine months ended September 30, 2011.

•

(Increase) decrease in payable under the tax receivable agreement reflects the change in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement. The $1.2 million increase in payable under the tax receivable agreement for the nine month period ended September 30, 2012 represents 85% of the increase in the related deferred tax asset of $1.4 million. The $3.7 million increase in the payable under the tax receivable agreement for the nine month period ended September 30, 2011 represents 85% of the increase in the related deferred tax asset of $4.3 million.

•

Income tax expense was approximately $15.4 million for the nine months ended September 30, 2012, as compared to $13.8 million in the nine months ended September 30, 2011, an increase of $1.6 million. This increase is primarily due to a smaller decrease in income tax expense of $4.3 million during the nine months ended September 30, 2011 as a result of an upwards adjustment in the deferred tax asset due to a change in the tax rates used to measure the deferred tax assets. During the nine months ended September 30, 2012, the Company recorded a current income tax expense of $6.6 million and deferred income tax expense of $8.8 million. Our effective tax rate, after adjusting pre-tax income to remove the portion attributable to noncontrolling interest, was 38.9% for the nine months ended September 30, 2012 as compared to 33.5% for the nine months ended September 30, 2011. The changes in our provision for income taxes and our effective tax rate were primarily the result of the decrease in taxable income during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 and the update of the tax rates used to value the deferred tax assets.

•

Net income attributable to noncontrolling interest, representing the ownership interest of HFF Holdings in the Operating Partnerships, equaled $0.2 million for the nine months ended September 30, 2012, a decrease of $1.2 million from the same period of the prior year. This decrease is due to the lower average ownership interest of HFF Holdings in the Operating Partnerships as a result of the exercises of the Exchange Right that occurred during 2012 and 2011, and the lower net income from the Operating Partnership in the first nine months of 2012 as compared to the first nine months of 2011.

Financial Condition

Total assets increased to $568.4 million at September 30, 2012 from $478.5 million at December 31, 2011, primarily due to:

•	An increase in cash and cash equivalents of $10.6 million primarily due to the net income recognized during the nine months ending September 30, 2012.

•	An increase in mortgage notes receivable of $77.4 million due to a higher number of loans pending sale to Freddie Mac at September 30, 2012 compared to December 31, 2011.

•	An increase in accounts receivable of $1.3 million, intangible assets, net of $2.6 million and property and equipment, net of $0.8 million.

These increases were partially offset by a decrease in deferred tax asset, net of $3.1 million.

Total liabilities increased to $411.1 million at September 30, 2012 from $348.1 million at December 31, 2011, primarily due to:

•	An increase in amounts outstanding under the warehouse lines of credit of $77.4 million due to a higher number of loans pending sale to Freddie Mac at September 30, 2012 compared to December 31, 2011.

•	An increase in deferred rent credit of $1.2 million.

These increases were partially offset by a decrease in the payable under the tax receivable agreement of $11.6 million primarily due to the payment of $17.7 million to HFF Holdings for the 2011 tax year which was offset by an increase of $5.0 for the step-up in basis from the partnership unit exchanges as a result of the exercises of the Exchange Right and an increase of $1.2 million due to the change in the tax rates used to measure the deferred tax assets.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of distributions to members of HFF Holdings and payment of commissions and bonuses to employees.

First Nine Months of 2012

Cash and cash equivalents increased $10.6 million in the nine months ended September 30, 2012. Net cash of $14.4 million was provided by operating activities, primarily resulting from net income of $24.5 million, a decrease in deferred tax assets of $8.8 million and proceeds from the sale of mortgage servicing rights of $3.0 million. These increases in cash were partially offset by a $17.7 million payment under the tax receivable agreement, a $2.3 million decrease in other accrued liabilities, a $1.1 million increase in prepaid taxes, prepaid expenses and other current assets, a $1.3 million increase in accounts receivable and a $0.6 million decrease in accounts payable. Cash of $2.0 million was used for investing in property and equipment. Financing activities used $0.2 million for the payments on certain capital leases, $0.6 million to purchase shares of Class A common stock in connection with employee tax withholdings and $1.0 million for a distribution to HFF Holdings in connection with the Operating Partnerships’ 2011 tax distributions.

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

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At September 30, 2012, our cash and cash equivalents of approximately $152.3 million were invested or held in a mix of money market funds and bank demand deposit accounts at two financial institutions. Our liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash level, credit lines, interest and payments on debt, capital expenditures and other matters relating to liquidity and to compliance with regulatory net capital requirements.

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

Over the nine month period ended September 30, 2012, we generated approximately $14.4 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the nine months ended September 30, 2012, we incurred approximately $159.1 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the nine months ended September 30, 2012, approximately 61.0% of our operating expenses were considered variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. However, if the economy deteriorates at the rate it did during 2008 and 2009, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings in U.S. federal, state and local income tax that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. During the third quarter of 2012, we paid $17.7 million to HFF Holdings under the tax receivable agreement. We have estimated that future payments that will be made to HFF Holdings will be $138.2 million. Our liquidity needs related to our long term obligations are primarily related to our facility leases. Additionally, for the nine months ended September 30, 2012, we incurred approximately $6.1 million in occupancy expenses and approximately $32,000 in interest expense.

We are a party to an uncommitted $350 million financing arrangement with PNC Bank, N.A. (PNC) and an uncommitted $75 million financing arrangement with The Huntington National Bank (Huntington), with an additional $25 million available from Huntington for four consecutive months anytime during the last six months of 2012 upon our election, to fund our Freddie Mac loan closings. Pursuant to these arrangements, PNC or Huntington funds the multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting our participation in Freddie Mac’s Program Plus Seller Servicer program and cannot be used for any other purpose. As of September 30, 2012, we had outstanding borrowings of $231.8 million under the PNC/Huntington arrangements and a corresponding amount of mortgage notes receivable. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

Critical Accounting Policies; Use of Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). In applying many of these accounting principles, we need to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and our actual results may change negatively based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. See the notes to our consolidated financial statements for a summary of our significant accounting policies.

Goodwill. We evaluate goodwill for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the estimated fair value of the Company. In determining the fair value of the Company for purposes of evaluating goodwill for impairment, we utilize a combined market and discounted cash flows approach. In applying the market approach, we use the stock price of our Class A common stock as of the measurement date multiplied by the number of current outstanding shares as of the measurement date and an estimated control premium. In applying the discounted cash flows approach, we project our cash flows for the next five years plus a terminal value and discount this stream of cash to determine an estimated fair value. We then apply a weighted factor to both the market approach and discounted cash flows approach to determine the estimated fair value of the Company. As of October 30, 2012, management’s analysis indicates that that a greater than 79% decline in the estimated fair value of the Company may result in the recorded goodwill being potentially impaired and would require management to measure the amount of the impairment charge. Goodwill is considered impaired if the recorded book value of goodwill exceeds the implied fair value of goodwill as determined under this valuation technique. We use our best judgment and information available to us at the time to perform this review.

Intangible Assets. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing, prepayment rates and discount rates are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of September 30, 2012, the fair value and net book value of the servicing rights were $18.0 million and $15.6 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 93%, the discount rate increased 42% or if there is a 12% increase in the cost of servicing at the stratum level, the estimate fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.

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

The net deferred tax asset of $152.7 million at September 30, 2012 is comprised mainly of a $172.0 million deferred tax asset related to the Section 754 of the Internal Revenue Code (“Section 754”) election tax basis step up, net of a $19.5 million valuation allowance. The net deferred tax asset related to the Section 754 election tax basis step up of $152.5 million represents annual pre-tax deductions of approximately $27.8 million through 2021, then decreasing over the next six years to approximately $0.1 million in 2027. In order to realize the annual pre-tax benefit of approximately $27.8 million, the Company needs to generate approximately $169 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit of $27.8 million each year, the shortfall becomes a net operating loss that can be carried back two years to offset prior years’ taxable income, if any, or carried forward twenty years to offset future taxable income. During 2008 and 2009, based on the decline in production volume and corresponding impact on operating results, we did not realize the entire benefit of the annual deduction. Currently, $1.2 million of this cumulative benefit is characterized as a net operating loss and can be carried forward for periods that begin to expire in 2028. The net operating loss of $1.2 million is subject to limitation under Section 382 of the Internal Revenue Code. The limitation on the use of the net operating loss in 2012 is $1.2 million, which can be used in future years. The net operating loss limitation does not impact the Company’s ability to fully utilize the net operating loss before its expiration. In evaluating the realizability of these deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets. Based on revenue and taxable income generated through September 30, 2012, management currently expects to realize the entire $27.8 million annual pre-tax benefit and be able to utilize a portion of the net operating loss carryforward. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction would be made in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets.

Leases. The Company leases all of its facilities under operating lease agreements. These lease agreements typically contain tenant improvement allowances. The Company records tenant improvement allowances as a leasehold improvement asset, included in property and equipment, net in the consolidated balance sheet, and a related deferred rent liability and amortizes them on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense and a reduction to rent expense, respectively. Lease agreements sometimes contain rent escalation clauses or rent holidays, which are recognized on a straight-line basis over the life of the lease in accordance with ASC Topic 840, Leases (ASC 840). Lease terms generally range from one to ten years. An analysis is performed on each equipment lease to determine whether it should be classified as a capital or operating lease according to ASC 840.

Share Based Compensation. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The weighted average assumptions used in the option pricing model as of September 30, 2012 are: i) zero dividend yield, ii) expected volatility of 63.9%, iii) risk free interest rate of 3.2% and iv) expected life of 10.0 years. The Company also has restricted stock awards that are accounted for as liability awards and require remeasurement to fair value at the end of each reporting period. The Company’s awards are generally subject to graded or cliff vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary.

Employment / Non-compete Agreements. In recent years, the Company has entered into arrangements with newly hired producers whereby these producers would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the producers only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2012 through 2014. Currently, the Company cannot reasonably estimate the amounts that would be payable under all of these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the producers achieving the performance targets and the probability of each of the producers signing an employment agreement. As of September 30, 2012, an accrual of $1.5 million has been made for these arrangements.

Firm and Office Profit Participation Plans. The Company’s firm and office profit participation plans provide for payments in cash and share-based awards if certain performance targets are achieved during the year. The expense associated with the plans is included in personnel expenses in the consolidated statements of income. The expense recorded for these plans is estimated during the year based on actual results at each interim reporting date and an estimate of future results for the remainder of the year. The plans allow for payments to be made in both cash and share-based awards, the composition of which is determined in the first calendar quarter of the subsequent year. Cash and share-based awards issued under these plans are subject to vesting conditions over the subsequent year, such that the total expense measured for these plans is recorded over the period from the beginning of the performance year through the vesting date. Based on an accounting policy election, the expense associated with the share-based component of the estimated incentive payout is recognized before the grant date of the stock due to the fact that the terms of the profit participation plans have been approved by the Company’s board of directors and the employees of the Company understand the requirements to earn the award. Prior to the grant date, the share-based component-related expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income. Following the award, if any, the related incentive payout, the share-based component-related expense is reclassified as stock compensation costs with personnel expenses.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued an accounting pronouncement which amends the fair value measurement and disclosure requirements to achieve common disclosure requirements between GAAP and International Financial Reporting Standards. The accounting pronouncement requires certain disclosures about transfers between Level 1 and Level 2 of the fair value hierarchy, sensitivity of fair value measurements categorized within Level 3 of the fair value hierarchy, and categorization by level of items that are reported at cost but are required to be disclosed at fair value. The disclosures are to be applied prospectively effective in the first interim and annual periods beginning after December 15, 2011. The adoption of this pronouncement had no impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Due to the nature of our business and the manner in which we conduct our operations, in particular that our financial instruments which are exposed to concentrations of credit risk consist primarily of short-term cash deposits and investments and in light of the recent support provided by the U.S. government related to the macroeconomic credit and liquidity issues, we believe we do not face any material interest rate risk, foreign currency exchange rate risk, equity price risk or other market risk.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

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

HFF, INC.

Dated: November 7, 2012	By:	/s/ John H. Pelusi, Jr.
John H. Pelusi, Jr.
Chief Executive Officer,
Director and Executive Managing Director (Principal Executive Officer)

Dated: November 7, 2012	By:	/s/ Gregory R. Conley
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