Form 10-K
period 2012-12-31
HFF, Inc.
filed 2013-03-15
CIK 1380509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

As of March 6, 2013, there were 37,063,844 shares of Class A common stock, par value $0.01 per share, of the registrant outstanding.

The aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2012 was approximately $456.6 million, based on the closing price per share of Class A common stock on that date of $13.94 as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and officers of the registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

SPECIAL NOTE REGARDING THE REGISTRANT

In connection with our initial public offering of our Class A common stock in February 2007, we effected a reorganization of our business, which had previously been conducted through HFF Holdings LLC (“HFF Holdings”) and certain of its wholly-owned subsidiaries, including Holliday Fenoglio Fowler, L.P. and HFF Securities L.P. (together, the “Operating Partnerships”) and Holliday GP Corp. (“Holliday GP”). In the reorganization, HFF, Inc., a newly-formed Delaware corporation, purchased from HFF Holdings all of the shares of Holliday GP, which is the sole general partner of each of the Operating Partnerships, and approximately 44.7% of the partnership units in each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP) in exchange for the net proceeds from the initial public offering and one share of Class B common stock of HFF, Inc. Following this reorganization, HFF, Inc. became, and continues to be, a holding company holding partnership units in the Operating Partnerships and all of the outstanding shares of Holliday GP. As of August 31, 2012, HFF Holdings had exchanged all of the remaining partnership units in each of the Operating Partnerships for shares of Class A common stock of the Company pursuant to the Exchange Right (as defined in this Annual Report on Form 10-K). As of August 31, 2012 and continuing through the filing date of this Annual Report on Form 10-K, HFF, Inc. through its wholly-owned subsidiaries, holds 100% of the partnership units in the Operating Partnerships and is the only equity holder of the Operating Partnerships. We refer to these transactions collectively in this Annual Report on Form 10-K as the “Reorganization Transactions.” Unless we state otherwise, the information in this Annual Report on Form 10-K gives effect to these Reorganization Transactions.

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

ii

PART I

Item 1.    Business

Overview

We are, based on transaction volume, one of the leading providers of commercial real estate and capital markets services to both the users and providers of capital in the U.S. commercial real estate industry and one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 21 offices nationwide with approximately 574 associates including approximately 229 transaction professionals. During 2012, we advised on approximately $41.9 billion of completed commercial real estate transactions, a 17.6% increase compared to the approximately $35.6 billion of completed transactions we advised on during 2011.

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

Substantially all of our revenues are in the form of capital markets services fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We also earn fees from commercial loan servicing activities. We believe that our multiple product offerings and platform services, diverse client mix, expertise in a wide range of property types and national platform have the potential to create a diversified revenue stream within the U.S. commercial real estate sector. Our revenues and net income available to controlling interest were $285.0 million and $43.9 million, respectively, for the year ended December 31, 2012, compared to revenues and net income available to controlling interest of $254.7 million and $40.0 million, respectively, for the year ended December 31, 2011.

We have established strong relationships with our clients. Our clients are both users of capital, such as property owners, and providers of capital, such as lenders and equity investors. Many of our clients act as both users and providers of capital in different transactions, which enables us to leverage our existing relationships and execute multiple transactions across multiple platform services and product offerings with the same clients.

We believe we have a reputation for high ethical standards, dedicated teamwork and a strong focus on serving the interests of our clients. We take a long-term view of our business and client relationships, and our culture and philosophy are firmly centered on putting the clients’ interests first.

The recent situation in the global credit markets whereby many world governments (including the U.S., where the Company transacts virtually all of its business) had to take unprecedented and uncharted steps to support the financial institutions in their respective countries from collapse was unprecedented in the Company’s history. Restrictions on the availability of capital, both debt and/or equity, created significant reductions of liquidity in, and flow of capital to, many global financial markets including the commercial real estate financial markets in the U.S. In addition, such restrictions, coupled with the downturn in the U.S. economy caused commercial real estate prices to decrease in the U.S. While conditions in 2012 and 2011 were generally improved, global and domestic credit and liquidity issues, as well as the downturn in the global and domestic economies, could reduce in the future the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes. Further detail regarding the effect of the recent situation in the credit markets and the commercial real estate markets can be found under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Annual Report on Form 10-K.

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

Our Competitive Strengths

We attribute our success and distinctiveness to our ability to leverage a number of key competitive strengths, including:

People, Expertise and Culture

We and our predecessor companies have been in the commercial real estate business for over 30 years, and our transaction professionals have significant experience and long-standing relationships with our clients. We employ approximately 229 transaction professionals with an average of 17.4 years of commercial real estate transaction experience. The transaction history accumulated among our transaction professionals ensures a high degree of market knowledge on a macro level, knowledge of commercial real estate markets, long term relationships with the most active investors and a comprehensive understanding of commercial real estate capital markets products. Our employees come from a wide range of real estate related backgrounds, including investment advisors and managers, investment bankers, attorneys, brokers and mortgage bankers.

Our culture is governed by our commitment to high ethical standards, putting the clients’ interests first and treating clients and our own associates fairly and with respect. These distinctive characteristics of our culture are highly evident in our ability to retain and attract employees. The average tenure for our senior transaction professionals is 13.6 years, and the average production tenure for the top 25 senior transaction professionals compiled by initial leads during the last five years was 18.1 years (including tenure with predecessor companies). Furthermore, several of our senior transaction professionals have a personal economic interest in our firm, which further aligns their individual interests with those of the Company and its stockholders, as a whole, and our clients.

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

Extensive Cross-Selling Opportunities

As some participants in the commercial real estate market are frequently buyers, sellers, lenders and borrowers at various times, we believe our relationships with these participants across all aspects of their businesses provide us with multiple revenue opportunities throughout the life cycle of their commercial real estate investments. In addition, we sometimes provide more than one service in a particular transaction, such as in an investment sale where we not only represent the seller of a commercial real estate investment but also represent the buyer in arranging acquisition financing. In 2012, 2011 and 2010, we executed multiple transactions across multiple platform services with 20, 23 and 17, respectively, of our top 25 clients.

Broad and Deep Network of Relationships

We have developed broad and deep-standing relationships with the users and providers of capital in the industry and have completed multiple transactions for many of the top institutional commercial real estate investors in the U.S. as well as several global investors who invest in the U.S. Importantly, our transaction professionals, analysts and closing specialists foster relationships with their respective counterparts within each client’s organization. This provides, in our opinion, a deeper relationship with our firm relative to our competitors. In 2012 and 2011, no one borrower or no one seller client, represented more than 1% of our total capital markets services revenues. The combined fees from our top 10 seller clients for the years 2012 and 2011, were less than 10% of our capital markets services revenues for each year, and the combined fees from our top 10 borrower clients were less than 7% of our capital markets services revenues for each year.

Proprietary Transaction Database

We believe that the extensive volume of commercial real estate transactions that we advise on throughout the U.S. and across multiple property types and capital markets service lines provides our transaction professionals with valuable, real-time market information. We maintain a proprietary database on numerous clients and potential clients and databases that track key terms and provisions of the majority of all closed and pending transactions for which we are involved as well as historical and current flows and the pricing of debt, structured finance, investment sales, loan sales and equity transactions. Included in the databases are real-time quotes and bids on pipeline transactions, status reports on all current transactions as well as historical information on clients, lenders and buyers. Furthermore, our internal databases maintain current and historical information on our loan servicing portfolio, which we believe enables us to track real-time property level performance and market trends. These internal databases are updated regularly and are available to our transaction professionals, analysts and other internal support groups to share client contact information and real-time market information. We believe this information strengthens our competitive position by enhancing the advice we provide to clients and improving the probability of successfully closing a transaction. We believe our associates also understand the confidential nature of this information, and if it is misused, depending on the circumstances, such misuse can be cause for immediate dismissal from the Company.

Our Strategic Growth Plan

We seek to improve our market position by focusing on the following strategic growth initiatives:

Increase Market Share Across Each of our Capital Markets Services

We believe that we have the opportunity to increase our market share in each of the various capital markets services we provide to our clients by penetrating deeper into our national, regional and local client relationships. We also intend to increase our market share by selectively hiring transaction professionals in our existing offices and in new locations, predicated on finding the most experienced professionals in the market who have the highest integrity, work ethic and reputation, while fitting into our culture and sharing our business philosophy and business practices. Since 2010, in addition to opening offices in Tampa, FL, Austin, TX and most recently, Denver, CO (January 2012) and Orlando, FL (May 2012), we have significantly added to the platform services in our Dallas, San Diego, Portland, Denver and Austin offices.

•	Debt Placement. In 2012, our transaction volume in debt placements was approximately $23.4 billion, an increase of 25.1% from approximately $18.7 billion in 2011.

•

Investment Sales.    In 2012, we completed investment sales of approximately $15.1 billion, an increase of approximately 19.6% from the approximately $12.6 billion completed in 2011. According to Real Capital Analytics, commercial real estate sales volume for office, industrial, multifamily, retail, hotel properties and land in the U.S. in 2012 and 2011 were $283 billion and $229 billion, respectively.

•

Structured Finance and Advisory Services.    In 2012, we completed approximately $2.5 billion of structured finance and advisory services transactions (which include amounts that we internally allocate to the structured finance reporting category, even though the transaction may have been funded through a single mortgage note) for our clients, representing an increase of 27.2% over the $2.0 billion completed in 2011.

•

Private Equity and Investment Banking Services.    Our broker-dealer subsidiary, HFF Securities, undertakes both discretionary and non-discretionary private equity raises, select property specific joint ventures and select investment banking activities for our clients. At December 31, 2012 and 2011, we had $2.0 billion and $1.9 billion of active private equity discretionary fund transactions on which HFF Securities was engaged, which may result in additional future revenue.

•

Loan Sales.    We have consummated $0.9 billion and $2.3 billion in loan sales transactions in 2012 and 2011, respectively, a decrease of 60.7%. In 2011, there was one unusually large loan sale transaction, if we would adjust the production volume to exclude this transaction our 2012 loan sales production volume would have decreased 24.6% as compared to the adjusted 2011 transactions. This business is based on the desire of lenders seeking to diversify concentration risk (geographic, borrower or product type), manage potential problems in their loan portfolios or sell loans rejected from commercial-mortgage backed securities (CMBS) securitization pools.

•

Loan servicing.    The principal balance of HFF’s loan servicing portfolio increased 15.2% to approximately $31.3 billion at December 31, 2012 from approximately $27.2 billion at December 31, 2011. We currently have approximately 32 correspondent lender relationships with life insurers.

While the volume increases relating to our debt placement, investment sales, structured finance and advisory services, private equity and investment banking services and loan servicing services referenced above were principally the effect of improved market conditions and increased activity in the commercial real estate market, we believe that our efforts to open new offices and expand our platform services and product specialties have also aided us in our achievements.

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

Our debt transaction professionals originated approximately $1.9 billion and $1.7 billion of debt for clients that purchased properties sold by our investment sales professionals for their clients in 2012 and 2011, respectively. Our investment sales professionals also referred clients to our debt transaction professionals who arranged debt financings totaling approximately $2.0 billion and $1.8 billion in 2012 and 2011, respectively. Our debt transaction professionals also referred clients to our investment sales transaction professionals who sold approximately $2.8 billion and $1.7 billion of properties in 2012 and 2011, respectively. Also, in 2012 and 2011, our subsidiary HFF Securities originated debt volumes of approximately $23.5 million and $41.1 million, respectively, in addition to its other equity placement activities.

Expand Our Geographic Footprint

We believe that opportunities exist to strategically establish and increase our presence in several key domestic, and potentially international, markets. When strategic opportunities present themselves with high quality transaction professionals, it is our intention to capitalize on such opportunities as we recently did in Austin, Texas and Tampa, Florida in 2011, Denver, Colorado in January 2012 and Orlando, Florida in May 2012. While our transactional professionals, located in 21 offices throughout the U.S., advised clients on transactions in 45 states (and the District of Columbia) and in more than 530 cities in 2012, there are a number of major metropolitan areas where we do not maintain an office. We have no overseas offices, but do, on a periodic basis, send our transaction professionals overseas to meet with capital sources and global clients. By comparison, a number of our large public competitors have in excess of 100 offices worldwide and some have nearly 100 in the U.S alone. We constantly review key demand drivers of commercial real estate by market, including growth in population, households, employment, commercial real estate inventory by product type, and new construction. By doing so, we can determine not only where future strategic growth should occur, but more importantly, we can also ensure our transaction professionals are constantly calling on the most attractive markets where we do not have offices. Since 2010, we have opened offices in Tampa, FL, Austin, TX and most recently, Denver, CO and Orlando, FL. In addition, during this same period, we have significantly added to the platform services and specialties in our Dallas, Denver (February 2013), San Diego, Portland and Austin offices.

We expect to achieve future strategic geographic expansion through a combination of recruitment of key transaction professionals, organic growth of analysts to transaction professionals and possible acquisitions of smaller local and regional firms across all services in both new and existing markets as well as the possible expansion into other platform lines of business. However, in all cases, our strategic growth will be focused on serving our clients’ interests and predicated on finding the most experienced professionals in the market who have the highest integrity, work ethic and reputation, while fitting into our culture and sharing our business philosophy and business practices.

Align our Leadership and Compensation Structures with Our Long-term Growth

Under the management and leadership structure for our Operating Partnerships that we adopted in December 2010, each Operating Partnership’s existing operating committee was replaced with a three-person executive committee (including an ad-hoc member) and a leadership committee which includes in excess of fifty of our senior transaction professionals and managers, which includes the executive committee members. The executive committee for each partnership consists of three individuals (in addition to ad-hoc members), one of whom is the managing member of the Operating Partnerships. The executive committee currently consists of three of our inside directors, Mark Gibson, John Pelusi and Jody Thornton, and Mr. Pelusi, our chief executive officer, also serves as the Operating Partnerships’ managing member. The executive committee is primarily responsible for the day-to-day oversight of the Operating Partnerships’ lines of business and specialties. The leadership committee is composed of (i) the executive committee members, (ii) individual leaders chosen from each line of business and property and/or product specialty, (iii) the office heads from each office and (iv) individuals from other line and support functions at the discretion of the executive committee. The members of the leadership committee are responsible for either overseeing their respective lines of business, property and/or product specialties or their office as well as facilitating communication and educating all of our transaction professionals within each office, each line of business and each of the property and/or product specialties to better serve our clients.

We also aim to insure continued emphasis on annual production, maintain our partnership culture and continue the alignment of employee, management and stockholder interests through our profit participation bonus plans. Under our HFF LP and HFF Securities profit participation bonus plans, with respect to each applicable office or line of business and for each calendar year, if a 14.5% or greater profit margin is generated by such office or line of business, an amount equal to 15% of the adjusted operating income (as defined under such plan) generated by such office or business line funds a cash bonus pool payable to selected employees of HFF LP or HFF Securities, as the case may be. These plans were adopted in 2007 in connection with our initial public offering. In December 2010, we amended these plans to provide that our board of directors, or any appropriate committee thereof, may elect to pay up to one-third of the profit participation bonuses payable under the plans in the form of equity-based awards. In December 2010, we also adopted a new HFF, Inc. firm profit participation bonus plan. Under this plan, for each calendar year, if we achieve a 17.5% or greater adjusted operating income margin (as defined under such plan), a bonus pool will be funded by a percentage, ranging from 15% to 25%, of our adjusted operating income (as defined under such plan) beyond predefined adjusted operating income margin thresholds. Our board of directors, or an appropriate committee thereof, may elect to pay up to two-thirds of the profit participation bonuses payable under this plan in the form of equity-based awards.

Our Services

Debt Placement Services

We offer our clients a complete range of debt instruments, including construction and construction/mini-permanent loans, adjustable and fixed rate mortgages, entity level debt, mezzanine debt, forward delivery loans, tax exempt financing and sale/leaseback financing.

Our clients are owners of various types of property, including office, retail, industrial, hotel, multi-housing, student housing, self-storage, assisted living, nursing homes, condominiums and condominium conversions, mixed-use properties and land. Our clients range in size from individual entrepreneurs who own a single property to the largest real estate funds and institutional property owners throughout the world who invest globally, especially in the United States. Debt is or has been placed with major capital funding sources, both domestic and foreign, including life insurance companies, CMBS conduits, investment banks, commercial banks, thrifts, agency lenders, pension funds, pension fund advisors, real estate investment trusts (REITs), credit companies, opportunity funds and individual investors.

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

Structured Finance and Private Equity Services

We offer a wide array of structured finance and private equity alternatives and solutions at both the property and ownership entity level. We believe this allows us to provide financing alternatives at every level of the capital structure, including mezzanine and equity, thereby providing potential buyers and existing owners with the highest appropriate leverage at the lowest blended cost of capital to purchase properties or recapitalize existing ones versus an out-right sale alternative. By focusing on the inefficiencies in the structured finance capital markets, such as mezzanine, preferred equity, participating and/or convertible debt structures, pay and accrual debt structures, pre-sales, stand-by commitments and bridge loans, we believe we are able to access capital for stabilized properties or properties in transition, with predevelopment and development loans and/or joint ventures and/or structured debt and/or equity transactions, which provide maximum flexibility for our clients.

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

Commercial Loan Servicing

We provide commercial loan servicing (primary and sub-servicing) for life insurance companies, Federal Home Loan Mortgage Corporation (Freddie Mac), Fannie Mae through strategic relationships with several delegated underwriting and servicing (DUS®) lenders, CMBS originators, mortgage REITS and debt funds, groups that purchase performing and/or non-performing loans as well as owners who sell commercial real estate subject to a purchase money mortgage. Additionally, we are a rated CMBS primary and special servicer by Fitch Ratings. The primary servicer rating reflects our experienced and tenured management and staff and our long history as a commercial mortgage primary servicer, including with respect to Freddie Mac and CMBS servicing. The special servicer rating is based on our ability to work out, manage and resolve commercial mortgage loans and real estate owned (REO) assets. We believe our servicing platform, experienced personnel and hands-on service allow us to maintain close contact with both borrowers and lenders, and as a result, we are often the first point of contact in connection with refinancing, restructuring or sale of commercial real estate assets. Revenue is earned primarily from servicing fees charged to the lender.

To avoid potential conflicts, our transaction professionals do not directly share in servicing revenue, eliminating conflicts which can occur with serviced versus non-serviced lenders, but they can be compensated, in part for this as well as other activities, through the office profit participation plan, if available and applicable, at the discretion of the office heads in our respective offices. However, throughout the servicing life of a loan, the transaction professional who originated the loan usually remains the main contact for both the borrower and lender, or the master and/or special servicer, as the case may be, to assist our servicing group with annual inspections, operating statement reviews and other major servicing issues affecting a property or properties and in some circumstances, may be compensated for services rendered.

Competition

The commercial real estate services industry, and all of the services that we provide, are highly competitive, and we expect them to remain so. We compete on a national, regional and local basis as well as on a number of other critical factors, including the quality of our people and client service, historical track record and expertise and range of services and execution skills, absence of conflicts and business reputation. Depending on the product or service, we face competition from other international and domestic commercial real estate service providers, institutional lenders, banks and savings and loans, CMBS conduits, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. Top competitors we face on national, regional and local levels include CBRE Capital Markets, Cushman & Wakefield, Eastdil Secured (owned by Wells Fargo), Jones Lang LaSalle, Colliers, Cassidy Turley, Northmarq Capital (Marquette) and Berkadia. There are numerous other local and regional competitors in each of the local markets where we are located as well as the markets in which we do business.

Competition to attract and retain qualified employees is also intense in each of the capital markets services we provide our clients. We compete by offering what we believe to be competitive compensation packages to our transaction professionals and our other associates as well as equity-based incentives through our office and firm profit participation plans for key associates who lead our efforts in terms of running our offices or lead our efforts in each of our capital markets services and product specialties. Our ability to continue to compete effectively will depend upon our ability to retain, motivate and compensate appropriately our existing transaction professionals and other key associates as well as our ability to attract new ones, all predicated on finding the most experienced professionals in the market who have the highest integrity, work ethic and reputation, while fitting into our culture and sharing our philosophy and business practices.

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

Seasonality

We believe our capital markets services revenue is typically seasonal. Historically, we believe during normal economic and capital markets conditions, this seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. We believe the concentration of earnings and cash flows in the last six months of the year has historically been due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. However, this seasonality did not occur in 2007 or 2008 during the disruptions facing all global capital markets, and in particular the U.S. commercial real estate markets and this historical pattern of seasonality may or may not continue.

Employees

Our total employment was 574 employees as of December 31, 2012, which represents a 15.3% increase from the December 31, 2011 total employment of 498 employees.

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

As previously discussed in “Special Note Regarding the Registrant,” in connection with our initial public offering of our Class A common stock in February 2007, we effected a reorganization of our business. In connection with the Reorganization Transactions, HFF, Inc. was incorporated in Delaware in November 2006 and became, and continues to be, a holding company holding partnership units in the Operating Partnerships and all of the outstanding shares of Holliday GP. Following the Reorganization Transaction and prior to August, 31, 2012, HFF Holdings and HFF, Inc., through their wholly-owned subsidiaries, were the only limited partners of the Operating Partnerships. During the period between November 30, 2009 and August 31, 2012, HFF Holdings exchanged all of the remaining partnership units that it held in each of the Operating Partnerships for shares of Class A common stock of the Company pursuant to the Exchange Right. Following such exchanges and continuing through the filing date of this Annual Report on Form 10-K, HFF, Inc., through its wholly-owned subsidiaries, holds 100% of the partnership units in the Operating Partnerships and is the only equity holder of the Operating Partnerships.

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

For example:

•

Slowdowns in economic activity and/or disruptions in capital markets could cause tenant demand for space to decline, which would adversely affect the operation and income of commercial real estate properties and thereby affect investor demand and the supply of capital for debt and equity investments in commercial real estate.

•

Declines in the regional or local demand for commercial real estate, or significant disruptions in other segments of the real estate markets and/or capital markets, could adversely affect our results of operations. During 2012, approximately 25.4%, 13.2%, 6.5%, 5.4%, 5.2%, 5.0% and 6.1% of our capital markets services revenues was derived from transactions involving commercial real estate located in Texas, California, Florida, Massachusetts, New York, Illinois, and the region consisting of the District of Columbia, Maryland and Virginia, respectively. As a result, a significant portion of our business is dependent on the economic conditions in general and in certain markets for commercial real estate such as in these areas, which, like other commercial real estate markets, have experienced price volatility or economic downturns in the past.

•

Global and domestic credit and liquidity issues, significant fluctuations in interest rates as well as steady and protracted increases or decreases of interest rates could adversely affect the operation and income of commercial real estate properties as well as the demand from investors for commercial real estate investments. Any of these events could adversely affect investor demand and the supply of capital for debt and equity investments in commercial real estate. In particular, the lack of debt and/or equity for commercial real estate transactions, the resulting re-pricing of debt and equity risk and/or increased/decreased interest rates may reduce the number of acquisitions, dispositions and loan originations, as well as the respective transaction volumes. These factors and events could also cause prices to decrease due to the reduced amount of financing available as well as the increased cost of obtaining financing, and could lead to a decrease in purchase and sale activity.

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

In addition, cyclicality in the commercial real estate markets may result in cyclicality in our results of operation as well as significant volatility in the market price of our Class A common stock. Similar to other providers of commercial real estate and capital markets services, the stock price of our Class A common stock has had significant declines and fluctuations in the past and may decline in the future.

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

Despite the general improvement in the U.S. stock markets that started in the second half of 2009, global and domestic credit restrictions and market uncertainties continue and we cannot predict with any degree of certainty the magnitude or duration of the recent developments in the credit markets and/or commercial real estate markets as it is inherently difficult to make accurate predictions with respect to such macroeconomic movements that are beyond our control. This uncertainty limits our ability to plan for future developments. In addition, the uncertainty regarding current market conditions may limit the ability of other participants in the credit markets and/or commercial real estate markets to plan for the future. As a result, market participants may act more conservatively than they might in a stabilized market, which may perpetuate and amplify the adverse developments in the markets we service. While business opportunities may emerge from assisting clients with transactions relating to distressed commercial real estate assets, there can be no assurance that the volume of such transactions will be sufficient to meaningfully offset the declines in transaction volumes within the overall commercial real estate market.

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

We use a combination of cash compensation, equity, equity-based incentives and other employee benefits rather than solely cash compensation to motivate and retain our transaction professionals. Our compensation mechanisms may not be effective, however, if the market price of our Class A common stock experiences significant declines such as what occurred during 2008 and 2009. Even if we are able to retain our most valuable transaction professionals, we may not be able to retain them at compensation levels that will allow us to achieve our target ratio of compensation expense to operating revenue.

In addition, our competitors may attempt to recruit our transaction professionals. The employment arrangements, non-competition agreements and retention agreements we have entered into with members of HFF Holdings or may enter into with our key associates may not prevent our transaction professionals and other key associates from resigning or competing against us. Any such arrangements and agreements have expired for some members of HFF Holdings and will expire after a certain period of time for other members of HFF Holdings, at which point each such person would be free to compete against us and solicit our clients and employees. In particular, non-competition agreements entered into with 29 of our transaction professionals (including our Chief Executive Officer and two other inside directors), who consist of the majority of the members of HFF Holdings, terminate on the earlier of March 2015 or two years following the termination of a member’s services with us. We may not be able or attempt to renew these agreements and/or we may not want to renew these agreements prior to their expiration. Additionally, we currently do not have employment agreements with certain other key associates and there is no assurance that we will be able to retain their services.

A significant component of our growth has also occurred through the recruiting, hiring and retention of key experienced transaction professionals as well as through the recruiting, hiring and retention of associates who have subsequently become transaction professionals. Any future growth through recruiting these types of transaction professionals and associates will be partially dependent upon the continued availability of attractive candidates fitting the culture of our firm at advantageous employment terms and conditions. However, individuals whom we would like to hire may not be available upon advantageous employment terms and conditions. In addition, the hiring of new personnel involves risks that the persons acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of persons acquired will prove incorrect.

Negative developments in the business of certain of our clients or counterparties could adversely affect our results of operation and financial condition.

Our clients are both users of capital, such as property owners, and providers of capital, such as lenders and equity investors. Defaults or non-performance by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity crises and could lead to losses or defaults by one or more of our clients, which, in turn, could have a material adverse effect on our results of operations and financial condition. In addition, a client may fail to make payments when due, become insolvent or declare bankruptcy. Any client bankruptcy or insolvency or the failure of any client to make payments when due could result in material losses to our company. In particular, if any of our significant clients becomes insolvent or suffers a downturn in its business, it may seriously harm our business. While in 2012 and 2011 no one borrower or no one seller client represented more than 1% of our total capital markets services revenues, bankruptcy filings by or relating to one of our clients could delay or bar us from collecting pre-bankruptcy debts from that client.

The bankruptcy or insolvency of a significant counterparty (which may include co-brokers, lenders including but not limited to Freddie Mac and/or FNMA which are in conservatorship, insurance companies, banks, hedging counterparties, service providers or other organizations with which we do business), or the failure of any significant counterparty to perform its contractual commitments, may also result in a disruption to our business or material losses to our company.

We have numerous significant competitors and potential future competitors, some of which may have greater resources than we do, and we may not be able to continue to compete effectively.

We compete across a variety of businesses within the commercial real estate industry. In general, with respect to each of our businesses, we cannot give assurance that we will be able to continue to compete effectively or maintain our current fee arrangements or margin levels or that we will not encounter increased competition. Each of the services we provide to our clients is highly competitive on an international, national, regional and local level. Depending on the product or service, we face competition from international and domestic groups, commercial real estate service providers, private owners and developers, institutional lenders, insurance companies banks, CMBS originators, debt funds, hedge funds, investment banking firms, investment managers and accounting firms, some of whom are clients and many of whom may have greater financial resources than we do. In addition, future changes in laws and regulations could lead to the entry of other competitors. Many of our competitors are local, regional, national or international firms. Although some are substantially smaller than we are, some of these competitors are significantly larger on a local, regional, national or international basis. We may face increased competition from even stronger competitors in the future due to a trend toward consolidation, especially in times of severe economic stress such as what we experienced in 2008 through 2010. In recent years, there has been substantial consolidation and convergence among companies in our industry. Our existing and future competitors may choose to undercut our fees, increase the levels of compensation they are willing to pay to their employees and either recruit our employees or cause us to increase our level of compensation necessary to retain our own employees or recruit new employees. These occurrences could cause our revenue to decrease or negatively impact our target ratio of compensation to operating revenue, both of which could have an adverse effect on our business, financial condition and results of operations.

Our business could be hurt if we are unable to retain our business philosophy and partnership culture and efforts to retain our philosophy and culture could adversely affect our ability to maintain and grow our business.

We are deeply committed to maintaining the philosophy and culture which we have built. Our Mission and Vision Statement defines our business philosophy as well as the emphasis that we place on our clients, our people and our culture. We seek to reinforce to each of our associates our commitment to our clients, our culture and values by sharing with everyone in the firm what is expected from each of them. We strive to maintain a work environment that reinforces our owner-operator culture and the collaboration, motivation, alignment of interests and sense of ownership and reward associates based on their value-added performance who adhere to this culture. Our status as a public company, including potential changes in our compensation structure, could adversely affect this culture. If we do not continue to develop and implement the right processes, tools and appropriate compensation for our associates in order to manage our changing enterprise and maintain this culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.

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

In the event that we experience significant growth in the future, such growth could place additional demands on our resources and increase our expenses. Our future growth will depend, among other things, on our ability to successfully identify experienced transaction professionals to join our firm and continue to retain, grow and develop the leadership to manage our business. It may take years for us to determine whether new transaction professionals will be profitable or effective. During that time, we may incur significant expenses and expend significant time and resources toward training, integration and business development. If we are unable to hire and retain profitable transaction professionals as well as our leadership, we will not be able to implement our growth strategy, which could adversely affect our business, financial condition and results of operations.

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

Moreover, we may have to delay, alter or eliminate the implementation of certain aspects of our growth strategy due to events beyond our control, including, but not limited to, changes in general economic conditions, flows in the capital markets and negative changes in commercial real estate market conditions. Such delays or changes to our growth strategy may adversely affect our business.

If we acquire companies or significant groups of personnel in the future, we may experience high transaction and integration costs, the integration process may be disruptive to our business and the acquired businesses and/or personnel may not perform as we expect.

Future acquisitions of companies and/or people and any necessary related financings may involve significant transaction-related expenses. Transaction-related expenditures include severance costs, lease termination costs, transaction costs, deferred financing costs, possible regulatory costs and merger-related costs, among others. We may also experience difficulties in integrating operations and accounting systems acquired from other companies. These challenges include the diversion of management’s attention from the regular operations of our business and the potential loss of our key clients, our key associates or those of the acquired operations, each of which could harm our financial condition and results of operation. We believe that most acquisitions will initially have an adverse impact on revenues, expenses, operating income and net income. Acquisitions also frequently involve significant costs related to integrating culture, people, information technology, accounting, reporting and management services and rationalizing personnel levels. If we are unable to fully integrate the culture, accounting, reporting and other systems of the businesses we acquire, we may not be able to effectively manage them and our financial results may be materially affected. Moreover, the integration process itself may be disruptive to our business as it requires coordination of culture, people and geographically diverse organizations and implementation of new accounting and information technology systems.

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

•	making it more difficult to continue to fund our current operations as well as our strategic growth initiatives and retain and attract key individuals; and

•	placing us at a competitive disadvantage compared to our competitors with less debt and greater financial resources.

Our future cash flow may not be sufficient to meet our obligations and commitments. In addition, with the exception of our uncommitted warehouse lines of credit used exclusively in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, we do not currently maintain a revolving or other credit facility. While we currently believe that cash flows from operating activities and our existing cash balances will be sufficient to meet our working capital needs for the foreseeable future, we cannot make any assurances that we will not be required to incur indebtedness under another source of indebtedness financing in the future. If we are unable to obtain additional financing or generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as closing offices, selling material assets or operations, seeking to raise additional debt or equity capital, eliminating certain lines of our capital markets platforms or terminating significant numbers of key associates. These actions may not be effected on a timely basis or on satisfactory terms or at all, and these actions may not enable us to continue to satisfy our operating and/or capital requirements. As a result, we may not be able to maintain or accelerate our growth, and any failure to do so could adversely affect our ability to generate revenue and control our expenses, which could adversely affect our business, financial condition and results of operations.

The financial institutions with whom we currently do business may be unable or unwilling to provide funding under our current financing arrangements.

A diminution in the ease at which our current financing sources can be drawn upon could negatively impact our liquidity. While we are party to an uncommitted $350 million warehouse line of credit with PNC Bank, National Association (“PNC”) and an uncommitted $75 million warehouse line of credit with The Huntington National Bank (“Huntington”) to fund our Freddie Mac loan closings in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, such warehouse line of credit arrangements are uncommitted and funded on a transaction-by-transaction basis. As of December 31, 2012, we had aggregate outstanding borrowings of $261.3 million under the PNC and Huntington arrangements (and a corresponding amount of mortgage notes receivable). Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

We have experienced and continue to experience significant fluctuations in revenues and net income as a result of many factors, including economic conditions, capital market disruptions, the timing of transactions, the commencement and termination of contracts, revenue mix and the timing of additional selling, general and administrative expenses to support new business activities. We provide many of our services without written contracts or pursuant to contracts that are terminable at will. Consequently, many of our clients can terminate or significantly reduce their relationships with us on very short notice for any reason.

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

As of December 31, 2012, our recorded goodwill was approximately $3.7 million and our other intangible assets, net, were $17.9 million. As of March 6, 2013, management’s analysis indicates that a greater than 85% decline in the Company’s estimated enterprise value may result in the recorded goodwill being potentially impaired and would require management to measure the amount of the impairment charge, which could result in a substantial impairment of our goodwill. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. As of December 31, 2012, the fair value and net book value of the servicing rights were $19.8 million and $17.8 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 20%, the discount rate increased 9% or if there is a 10% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. For further detail, refer to the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies; Use of Estimates” in this Annual Report on Form 10-K. Any impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which charge could materially adversely affect our reported results of operations and the market price of our Class A common stock in future periods.

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

The net deferred tax asset of $169.9 million at December 31, 2012 is comprised mainly of a $169.5 million deferred tax asset related to the a tax basis step-up election under Section 754 of the Internal Revenue Code, as amended (“Section 754”), made by HFF, Inc. relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for shares of the Company’s Class A common stock since the date of the Reorganization Transactions. The deferred tax asset related to the Section 754 election tax basis step up of $169.5 million represents annual pre-tax deductions on the Section 754 basis step up and past payments under the tax receivable agreement of approximately $27.8 million through 2021 then decreasing over the next six years to approximately $0.1 million in 2027. In order to realize the annual pre-tax benefit of approximately $27.8 million, the Company needs to generate approximately $204 million in revenue each year, assuming our current cost structure. In the event that the Company cannot realize the annual benefit of $27.8 million each year, the shortfall becomes a net operating loss that can be carried back 2 years to offset prior years’ taxable income or carried forward 20 years to offset future taxable income. During 2008 and 2009, based on the decline in production volume and corresponding impact on operating results, we did not realize the entire benefit of the annual deduction. Currently, $1.2 million of this cumulative benefit is characterized as a net operating loss and can be carried forward for periods that begin to expire in 2028. The net operating loss of $1.2 million is subject to limitation under Section 382 of the Internal Revenue Code. The limitation on the use of the net operating loss in 2012 was $1.2 million, which can be carried forward to future years. The net operating loss limitation does not impact the Company’s ability to fully utilize the net operating loss before its expiration. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income. Prior to the fourth quarter of 2012, a valuation allowance was established on a portion of the deferred tax assets resulting from the Section 754 step up. In the fourth quarter of 2012, the Company concluded that it was more likely than not that it would be able to generate sufficient taxable income to realize the net deferred tax assets resulting from the tax basis step up transactions (initial sale of units in the Operating

Partnerships and subsequent exchanges of Operating Partnership units since the date of the Reorganization Transactions). As a result, the Company released the remaining previously established valuation allowance of $19.5 million related to its deferred tax assets.

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

Additionally, changes in risk retention rules related to the Dodd-Frank Act and Basel III global regulations could adversely affect financial institutions and their ability, willingness and competitiveness in providing capital to the commercial real estate industry both globally and domestically. Any of these events could result in a general decline in acquisition, disposition and financing activities, which could lead to a reduction in our fees for arranging such transactions as well as a reduction in our loan servicing activities due to increased delinquencies and lack of additional loans that we would have otherwise added to our portfolio, all of which could adversely affect our business, financial condition and results of operation.

In addition, we may be adversely affected as a result of new or revised legislation or regulations adopted by the SEC, state, local or national governmental regulatory authorities or self-regulatory organizations that supervise the financial and commercial real estate markets as well as changes in administrations or enforcement priorities of any of these authorities or organizations.

We could be adversely affected if the Terrorism Risk Insurance Act of 2002 is not renewed beyond 2014, or is adversely amended, or if insurance for other natural or manmade disasters is interrupted or constrained

Our business could be adversely affected if the Terrorism Risk Insurance Act of 2002, or TRIA, is not renewed beyond 2014, or is adversely amended, or if insurance for other natural and manmade disasters is interrupted or constrained. In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attack, the Terrorism Risk Insurance Act of 2002 was enacted to ensure the availability of commercial insurance coverage for terrorist acts in the United States. This law established a federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and required that coverage for terrorist acts be offered by insurers. Although TRIA was amended and extended through 2014, it is possible that TRIA will not be renewed beyond 2014, or could be adversely amended, which could adversely affect the commercial real estate markets and capital markets if a material subsequent event occurred. Lenders generally require owners of commercial real estate to maintain terrorism insurance. In the event TRIA is not renewed, terrorism insurance may become difficult or impossible to obtain. Natural disasters and the lack of commercially available wind damage and flood insurance could also have a negative impact on the acquisition, disposition and financing of the commercial properties in certain areas. Any of these events could result in a general decline in acquisition, disposition and financing activities, which could lead to a reduction in our fees for arranging such transactions as well as a reduction in our loan servicing activities due to increased delinquencies and lack of additional loans that we would have otherwise added to our portfolio, all of which could adversely affect our business, financial condition and results of operation.

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

HFF, Inc. is a holding company and has no material assets other than its ownership of partnership units in the Operating Partnerships. HFF, Inc. has no independent means of generating revenue. We intend to cause the Operating Partnerships to make distributions to its partners in an amount sufficient to cover all expenses, applicable taxes payable and dividends, if any, declared by our board of directors. To the extent that HFF, Inc. needs funds, and the Operating Partnerships are restricted from making such distributions under applicable law or regulation or under any future debt covenants, or are otherwise unable to provide such funds, it could materially adversely affect our business, liquidity, financial condition and results of operation.

We will be required to pay HFF Holdings for most of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of the tax basis step-up we receive and related transactions with HFF Holdings.

As part of the Reorganization Transactions, approximately 45% of the partnership units in each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP) held by Holdings Sub, a wholly-owned subsidiary of HFF Holdings, were sold to HoldCo LLC, our wholly-owned subsidiary, for cash raised in the initial public offering. In addition, HFF Holdings gained, through the issuance of one share of HFF, Inc.’s Class B common stock to HFF Holdings, the right to exchange its remaining partnership units in the Operating Partnerships held by HFF Holdings for shares of Class A common stock, subject to certain restrictions (the “Exchange Right”). As of August 31, 2012, all of the 20,355,000 partnership units previously held by Holdings had been exchanged for an equal number of shares of our Class A common stock. These sales and exchanges have resulted in increases in the tax basis of the assets of HFF LP and HFF Securities that have been allocated to HFF, Inc. These increases in tax basis will likely reduce the amount of tax that we would otherwise be required to pay in the future depending on the amount, character and timing of our taxable income, but there can be no assurances that such treatment will continue in the future.

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

While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income we generate in the future, the value of our individual assets, the portion of our payments under the tax receivable agreement constituting imputed interest, changes in the tax rates and increases in the tax basis of our assets resulting in payments to HFF Holdings, we expect that the payments that may be made to HFF Holdings will be substantial. The payments under the tax receivable agreement are not conditioned upon HFF Holdings’ or its affiliates’ ownership of us. We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise.

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

Risks Related to Our Class A Common Stock

Ownership by certain of our transaction professionals of substantial voting power in HFF, Inc. may give rise to conflicts of interests and may prevent new investors from influencing significant corporate decisions.

Members of HFF Holdings, who consist of our senior transaction professionals, held in their individual capacity approximately 25% of the voting power in HFF, Inc. as of March 6, 2013. As a result, and in combination with the fact that our certificate of incorporation does not provide for cumulative voting, the members of HFF Holdings, collectively, have the ability to exert significant influence in the election of the members of our board of directors and thereby the control of our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends. In addition, the members of HFF Holdings will be able to significantly influence the outcome of all matters requiring stockholder approval, including a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. We cannot assure you that the interests of the members of HFF Holdings will not conflict with your interests.

The concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might ultimately affect the market price of our

Class A common stock. In addition, as a result of the influence exercised by the members of HFF Holdings over us at the time of the Reorganization Transactions, we cannot assure you that we would not have received more favorable terms from an unaffiliated party in our existing agreements with HFF Holdings.

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

In June 2010, following the consultation with our board of directors, 29 members of HFF Holdings agreed to impose resale restrictions on a portion of their shares of Class A common stock in connection with the modification of the Exchange Right and the extension of our employment agreements with such members of HFF Holdings. These modifications to the Exchange Right permitted HFF Holdings to exchange in June 2010 all of its partnership units in the Operating Partnerships that corresponded to the participating members’ interests in HFF Holdings for shares of Class A common stock. During 2010, HFF Holdings exchanged 17,574,374 partnership units for 17,574,374 shares of our Class A common stock. Of these shares of our Class A Common Stock, 4,020,640 shares are subject to the resale restrictions imposed in June 2010. In March 2013, 33% or approximately 1.34 million of such restricted shares of Class A common stock became eligible to be freely sold, with a like amount of such restricted shares of Class A common stock being eligible to be freely sold in each of March 2014 and in March 2015.

In addition, as of March 6, 2013, 991,136 shares of our Class A common stock were reserved for issuance under outstanding awards of vested and unvested restricted stock or options to purchase our Class A common stock and 2,087,367 shares of our Class A common stock were reserved for future issuance under our 2006 Omnibus Incentive Compensation Plan.

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

None.

Item 2.    Properties

Our principal executive offices are located in leased office space at One Oxford Centre, 301 Grant Street, Suite 600, Pittsburgh, Pennsylvania. We also lease or sublease space for our offices at Boston, Massachusetts; Hartford, Connecticut; New York, New York; Florham Park, New Jersey; Washington, D.C.; Miami, Florida; Orlando, Florida; Tampa, Florida; Atlanta, Georgia; Indianapolis, Indiana; Chicago, Illinois; Houston, Texas; Dallas, Texas; Austin, Texas; San Diego, California; Orange County, California; Los Angeles, California; San Francisco, California; Denver, Colorado; and Portland, Oregon. We do not own any real property. We believe that our existing facilities will be sufficient for the conduct of our business during the next fiscal year.

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

Market Information

Our Class A common stock, par value $0.01 per share, trades on the New York Stock Exchange (“NYSE”) under the symbol “HF.” In connection with our initial public offering, our Class A common stock was priced for initial sale on January 30, 2007. There was no established public trading market for our common stock prior to that date. On March 6, 2013 the closing sales price, as reported by the NYSE, was $18.62.

The following table sets forth the high and low sale prices for our Class A common stock as reported by the NYSE for the periods indicated:

	2012
	High	Low
1st Quarter	$16.92	$10.61
2nd Quarter	16.93	12.35
3rd Quarter	16.24	12.52
4th Quarter	16.01	12.54

	2011
	High	Low
1st Quarter	$15.32	$9.24
2nd Quarter	16.98	13.16
3rd Quarter	15.40	7.83
4th Quarter	12.34	8.43

For equity compensation plan information, please refer to Item 12 in Part III of the Annual Report on Form 10-K.

Holders

On March 6, 2013, we had 86 stockholders of record of our Class A common stock.

Dividends

On November 30, 2012, our board of directors declared a special cash dividend of $1.52 per share of Class A common stock to stockholders of record on December 10, 2012. The aggregate dividend payment was paid on December 20, 2012 and totaled approximately $56.3 million based on the number of shares of Class A common stock then outstanding. Additionally, 69,273 restricted stock units (dividend units) were granted for those unvested and vested but not issued restricted stock units as of the record date of December 10, 2012. These dividend units follow the same vesting terms as the underlying restricted stock units. We have not otherwise declared any dividends on any class of common stock since our initial public offering. We currently do not intend to pay any additional cash dividends on our Class A common stock. The declaration and payment of any future dividends will be at the sole discretion of our board of directors.

HFF, Inc. is a holding company and has no material assets other than its ownership of partnership units in the Operating Partnerships. If we declare a dividend at some point in the future, we intend to cause the Operating Partnerships to make distributions to HFF, Inc. in an amount sufficient to cover any such dividends. Our ability to declare and pay a dividend will be limited to the extent that the Operating Partnerships are restricted from making such distributions under applicable law or regulation or under any future debt covenants, or are otherwise unable to provide such funds.

Performance Graph

The following graph shows our cumulative total stockholder return for the period beginning with our initial public offering on January 30, 2007 and ending on December 31, 2012. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, and an industry peer group for this period.

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

COMPARISON OF 71-MONTH CUMULATIVE TOTAL RETURN

Among HFF, Inc., The S&P 500 Index, and a Peer Group

	1/31/07	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
HFF, Inc.	100.00	41.39	13.10	33.42	51.66	55.24	79.68
S&P 500 Index	100.00	102.09	62.80	77.53	87.44	87.44	99.16
Peer Group	100.00	63.04	19.36	47.88	68.80	50.70	68.43

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities of the Company during 2012.

Item 6.	Selected Financial Data

The selected historical consolidated financial data as of and for the years ended December 31, 2012, 2011, and 2010 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data for the year ended December 31, 2009 and 2008 was also derived from our audited consolidated financial statements not otherwise included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future performance or results of operations. You should read the combined historical financial data together with our consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K.

	For The Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Income Data:
Total revenue	$284,974	$254,679	$139,972	$77,476	$131,687
Operating expenses	234,857	201,307	124,607	81,390	130,401

Operating income (loss)	50,117	53,372	15,365	(3,914)	1,286
Interest and other income, net	20,049	14,968	9,487	6,431	4,928
Interest expense	(42)	(29)	(64)	(419)	(20)
(Increase) decrease in payable under the tax receivable agreement	(17,358)	(3,890)	813	1,889	3,862

Income before income taxes	52,766	64,421	25,601	3,987	10,056
Income taxes	8,661	22,371	8,612	2,208	5,043

Net income	44,105	42,050	16,989	1,779	5,013
Net income attributable to noncontrolling interest	243	2,031	6,098	2,531	4,784

Net income (loss) attributable to controlling interest	$43,862	$40,019	$10,891	$(752)	$229

Diluted earnings per common share	$1.18	$1.11	$0.40	$(0.05)	$0.01

Adjusted EBITDA (1)	$70,002	$68,995	$25,554	$3,019	$6,192
Balance Sheet Data:
Total assets	$589,199	$478,451	$333,150	$223,644	$202,498
Long term debt, excluding current portion	$279	$300	$138	$123	$60
Total liabilities	$468,177	$348,051	$243,467	$156,639	$136,872

(1)

The Company defines Adjusted EBITDA as net income attributable to controlling interest before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) net income attributable to the noncontrolling interest, (v) stock-based compensation expense, which is a non-cash charge, (vi) income recognized on the initial recording of mortgage servicing rights that are acquired with no initial consideration, which is also a non-cash income amount that can fluctuate significantly based on the level of mortgage servicing right volumes, and (vii) the increase (decrease) in payable under the tax receivable agreement, which represents changes in a liability recorded on the Company’s consolidated balance sheet determined by the ongoing remeasurement of related deferred tax assets and, therefore, can be income or expense in the Company’s consolidated statement of income in any individual period. The Company uses Adjusted EBITDA in its business operations to, among other things, evaluate the performance of its business, develop budgets and measure its performance against those budgets. The Company also believes that analysts and investors use Adjusted EBITDA as supplemental measures to evaluate its overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP.

The Company finds Adjusted EBITDA as a useful tool to assist in evaluating performance because it eliminates items related to capital structure and taxes, including, the Company’s tax receivable agreement. Note that the Company classifies the interest expense on its warehouse lines of credit as an operating expense and, accordingly, it is not eliminated from net income attributable to controlling interest in determining Adjusted EBITDA. Some of the items that the Company has eliminated from net income attributable to controlling interest in determining Adjusted EBITDA are significant to the Company’s business. For example, (i) interest expense is a necessary element of the Company’s costs and ability to generate revenue because it incurs interest expense related to any outstanding indebtedness, (ii) payment of income taxes is a necessary element of the Company’s costs and (iii) depreciation and amortization are necessary elements of the Company’s costs.

Any measure that eliminates components of the Company’s capital structure and costs associated with the Company’s operations has material limitations as a performance measure. In light of the foregoing limitations, the Company does not rely solely on Adjusted EBITDA as a performance measure and also considers its GAAP results. Adjusted EBITDA is not a measurement of the Company’s financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies.

Set forth below is an unaudited reconciliation of consolidated net income (loss) attributable to controlling interest to Adjusted EBITDA for the Company for the periods set forth below:

Adjusted EDITDA for the Company is calculated as follows:

(dollars in thousands)

	For the year ended December 31,
	2012	2011	2010	2009	2008
Net income (loss) attributable to controlling interest	$43,862	$40,019	$10,891	$(752)	$229
Add:
Interest expense	42	29	64	419	20
Income tax expense	8,661	22,371	8,612	2,208	5,043
Depreciation and amortization	5,767	4,627	3,655	3,523	3,475
Net income attributable to noncontrolling interest	243	2,031	6,098	2,531	4,784
Stock-based compensation (a)	3,442	2,053	970	1,136	876
Initial recording of mortgage servicing rights	(9,373)	(6,025)	(3,923)	(4,157)	(3,653)
Increase (decrease) in payable under the tax receivable agreement	17,358	3,890	(813)	(1,889)	(3,862)

Adjusted EBITDA	$70,002	$68,995	$25,554	$3,019	$6,912

(a)

Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation bonus plan or office profit participation bonus plans that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation bonus plan and office profit participation bonus plans. Stock-based compensation expense for the year ended December 31, 2012 reflects $1.0 million of expense recognized during such period that was associated with restricted stock granted in March 2012 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2011. Stock-based payments under such plans were first made in 2012 in respect of 2011. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

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

Overview

Our Business

We are, based on transaction volume, one of the leading providers of commercial real estate and capital markets services to both the users and providers of capital in the U.S. commercial real estate industry and are one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 21 offices nationwide with approximately 574 associates and approximately 229 transaction professionals. During 2012, we advised on approximately $41.9 billion of completed commercial real estate transactions, a 17.6% increase compared to the approximately $35.6 billion of completed transactions we advised on in 2011.

Substantially all of our revenues are in the form of capital markets services fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We also earn fees from commercial loan servicing activities. We believe that our multiple product offerings, diverse client mix, expertise in a wide range of property types and national platform have the potential to create a diversified revenue stream within the U.S. commercial real estate sector. Our revenues and net income attributable to controlling interest were $285.0 million and $43.9 million, respectively, for the year ended December 31, 2012, compared to revenues and net income attributable to controlling interest of $254.7 million and $40.0 million, respectively, for the year ended December 31, 2011.

Our business may be significantly affected by factors outside of our control, particularly including:

•

Economic and commercial real estate market downturns.    Our business is dependent on international and domestic economic conditions and the demand for commercial real estate and related services in the markets in which we operate. A slow down, a significant downturn and/or a recession in either the global economy and/or the domestic economy, including even a regional economic downturn, could adversely affect our business. A general decline in acquisition and disposition activity, as well as a general decline in commercial real estate investment activity, can lead to a reduction in fees and commissions for arranging such transactions, as well as in fees and commissions for arranging financing for acquirers and property owners that are seeking to recapitalize their existing properties. Such a general decline can also lead to a significant reduction in our loan servicing activities, due to increased delinquencies and defaults and lack of additional loans that we would have otherwise added to our loan servicing portfolio.

•

Global and domestic credit and liquidity issues.    Global and domestic credit and liquidity issues recently led to an economic downturn, including a commercial real estate market downturn. This downturn in turn led to a decrease in transaction activity and lower values. Restrictions on the availability of capital, both debt and/or equity, created significant reductions, and could in the future cause, further reductions of the liquidity in and flow of capital to the commercial real estate markets. These restrictions also caused, and could in the future cause, commercial real estate prices to decrease due to the reduced amount of equity capital and debt financing available.

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

The factors discussed above have adversely affected and continue to be a risk to our business, as evidenced by the effects of the significant recent disruptions in the global capital and credit markets, and in particular the domestic capital markets. In particular, global and domestic credit and liquidity issues and reductions in debt and/or equity allocations to commercial real estate reduced, and could in the future reduce, the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes, which could in turn adversely affect our capital markets services revenues including our servicing revenue. While conditions in 2011 and 2012 have generally improved, the global and domestic credit and liquidity issues, coupled with the global and domestic economic recession/slow down, could reduce in the future the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes. This has had, and could again have in the future, a significant adverse effect on our capital markets services revenues (including our servicing revenues). The significant balance sheet issues of many CMBS lenders, banks, life insurance companies, mortgage REITS and debt funds, captive finance companies and other financial institutions have adversely affected, and could again in the future adversely affect, the flow of commercial mortgage debt to the U.S. capital markets, and, in turn, could potentially adversely affect all of our capital markets services platforms and resulting revenues.

Other factors that may adversely affect our business are discussed under the heading “Forward-Looking Statements” and under the caption “Risk Factors” in this Annual Report on Form 10-K.

Key Financial Measures and Indicators

Revenues

Substantially all of our revenues are derived from capital markets services. These capital markets services revenues are in the form of fees collected from our clients, usually negotiated on a transaction-by-transaction basis, which includes origination fees, investment sales fees earned for brokering sales of commercial real estate, loan servicing fees and loan sales and other production fees. We also earn interest on mortgage notes receivable during the period between the origination of the loan and the subsequent sale to Freddie Mac in connection with our participation in the Freddie Mac Program Plus Seller Servicer program. For the year ended December 31, 2012, we had total revenues of $285.0 million, of which approximately 97.2% were attributable to capital markets services revenue, 2.1% were attributable to interest on mortgage notes receivable and 0.7% were attributable to other revenue sources. For the year ended December 31, 2011, our total revenues equaled $254.7 million, of which 98.0% were generated by our capital markets services, 1.3% were attributable to interest on mortgage notes receivable and 0.8% were attributable to other revenue sources.

Total Revenues:

Capital markets services revenues.    We earn our capital markets services revenue through the following activities and sources:

•

Origination fees.    Our origination fees are earned through the placement of debt, equity and structured financing. Debt placements (along with investment sales fees — see below) represent the majority of our business, with approximately $23.4 billion and $18.7 billion of debt transaction volume in 2012 and 2011, respectively. Fees earned by HFF Securities for discretionary and non-discretionary equity capital raises and other investment banking services are also included with capital markets services revenue in our consolidated statements of income. We recognize origination revenues at the closing of the applicable financing and funding of capital, when such fees are generally collected. We recognize fees earned by HFF Securities at the time the capital is funded or committed, based on the underlying fee agreement, unless collectibility of our fee is not reasonably assured, in which case we recognize fees as they are collected.

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

Interest on mortgage notes receivable.    We recognize interest income on the accrual basis during the approximately one month holding period based on the contract interest rate in the loan that is to be purchased by Freddie Mac in connection with our participation in the Freddie Mac Program Plus Seller Servicer program, provided that the debt service is paid by the borrower.

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

Costs and Expenses

The largest components of our expenses are our operating expenses, which consist of cost of services, personnel expenses not directly attributable to providing services to our clients, occupancy expenses, travel and entertainment expenses, supplies, research and printing expenses and other expenses. For the years ended December 31, 2012 and 2011, our total operating expenses were $234.9 million and $201.3 million, respectively.

Operating Expenses:

Cost of Services.    The largest portion of our expenses is cost of services. We consider employee expenses directly attributable to providing services to our clients and certain purchased services to be directly attributable to the generation of our capital markets services revenue, and classify these expenses as cost of services in the consolidated statements of income. These employee expenses include employee-related compensation and benefits. Most of our transaction professionals are paid commissions; however, there are some transaction professionals who are initially paid a salary or draw with commissions credited against the salary or draw. Additionally, some transaction professionals are paid super-commissions (as defined in their respective employment contracts) based on successfully achieved contractual performance based metrics. Analysts, who support transaction professionals in executing transactions, are paid a salary plus a discretionary bonus, which is usually calculated as a percentage of an analyst bonus pool or as direct bonuses for each transaction, depending on the policy of each regional office. All other employees may receive a combination of salary and an incentive bonus based on performance or job function.

Personnel.    Personnel expenses include employee-related compensation and benefits that are not directly attributable to providing services to our clients, profit participation bonuses, stock based compensation and any other incentive bonus compensation that is not directly attributable to providing services to our clients. Offices or lines of business that generate profit margins of 14.5% or more are entitled to profit participation bonuses equal to 15% of adjusted operating income (as defined in the HFF LP or HFF Securities profit participation bonus plan, as applicable) generated by the office or line of business. The allocation of the office profit participation bonus payment to the employees is determined by the office head with a review by the managing member of HFF LP or HFF Securities, as the case may be, provided that any profit participation bonuses to be paid to any executive officer or inside director of HFF, Inc. must be approved in advance by our board of directors or an appropriate committee thereof. In 2012 and 2011, total office profit participation bonus expense was approximately 19.1% and 15.8% respectively of operating income before the office and firm profit participation bonus expense. This increased percentage is due to the continued vesting of the 2011 profit participation award, partially offset by lower operating income achieved in 2012. Due to vesting conditions within the office profit participation plan, approximately 12% and 2% of the 2012 total bonus amount is expected to be expensed in 2013 and 2014, respectively.

In addition, in January 2011, we adopted the HFF, Inc. firm profit participation bonus plan. For each calendar year, beginning in 2011, if we achieve a 17.5% or greater adjusted operating income margin (as defined under such plan), a bonus pool is funded by a percentage, ranging from 15% to 25%, of our adjusted operating income (as defined under such plan) beyond predefined adjusted operating income margin thresholds. Members of the executive and leadership committees of the Operating Partnerships are eligible to receive a bonus payment under the firm profit participation bonus plan. The firm profit participation bonus plan is administered by our chief executive officer, provided that any profit participation bonuses to be paid to any executive officer or inside director of HFF, Inc. must be approved in advance by our board of directors or an appropriate committee thereof. In 2012 and 2011, total firm profit participation bonus expense was approximately 3.0% and 4.7% of operating income before the firm profit participation bonus expense. Due to vesting conditions within the firm profit participation plan, approximately 23% and 4% of the 2012 total bonus amount is expected to be expensed in 2013 and 2014, respectively.

Stock Based Compensation.    Effective January 1, 2006, the Company adopted ASC 718, Compensation — Stock Compensation (ASC 718), using the modified prospective method. Under this method, the Company recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the adoption for which requisite service has not been provided as of January 1, 2006. The Company did not grant any share-based awards prior to January 31, 2007. ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The fair value of the restricted stock awards is calculated as the market value of the Company’s Class A common stock on the date of grant. The Company also has restricted stock awards that are accounted for as liability awards and require remeasurement to fair value at the end of each reporting period, the total expense for which was $1.8 million in 2012. The Company’s awards are subject to graded or cliff vesting. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions for all stock-based payment awards are evaluated on a quarterly basis and updated as necessary.

Expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation bonus plan or office profit participation bonus plans that are anticipated to be paid in respect of the applicable year is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation bonus plan and office profit participation bonus plans.

Occupancy.    Occupancy expenses include rental expenses and other expenses related to our 21 offices nationwide.

Travel and entertainment.    Travel and entertainment expenses include travel and other entertainment expenses incurred in conducting our business activities.

Supplies, research and printing.    Supplies, research and printing expenses represent expenses related to office supplies, market and other research and printing.

Other.    The balance of our operating expenses include costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses. We refer to all of these expenses below as “Other” expenses.

Interest and Other Income, net:

Interest and other income, net consists of income recognized upon the initial recording of mortgage servicing rights for which no consideration is exchanged, gains on the sale of loans, gains on the sale of mortgage servicing rights, securitization compensation from the sale of mortgage servicing rights that were part of a securitization pool, trading profits on certain Fannie Mae loans and interest earned from the investment of our cash and cash equivalents and short-term investments.

Interest Expense:

Interest expense represents the interest on our outstanding debt instruments.

(Increase) Decrease in Payable Under the Tax Receivable Agreement:

The increase or decrease in the payable under the tax receivable agreement represents the increase or decrease in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement due to a change in the effective tax rate used to value the deferred tax benefit and any changes in the valuation allowance on the deferred tax assets. This increase or decrease in tax benefits owed to HFF Holdings represents 85% of the increase or decrease in the related deferred tax asset.

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

Noncontrolling Interest:

We record noncontrolling interest relating to the ownership interest of HFF Holdings in the Operating Partnerships. HoldCo LLC, a wholly-owned subsidiary of HFF, Inc., owns the sole general partner of the Operating Partnerships. HFF, Inc. has a majority economic interest and majority voting interest in the Operating Partnerships and controls the management of the Operating Partnerships. The limited partners in the Operating Partnerships do not have kick-out rights or other substantive participating rights. As a result, HFF, Inc. consolidates the Operating Partnerships and records a noncontrolling interest for the economic interest in the Operating Partnerships indirectly held by HFF Holdings. During the period between November 30, 2009 and August 31, 2012, HFF Holdings exchanged all of the remaining partnership units that it held in each of the Operating Partnerships for shares of Class A common stock of the Company pursuant to the Exchange Right. Following such exchanges and as of December 31, 2012, HFF, Inc., through its wholly-owned subsidiaries, owns 100% of the partnership units in the Operating Partnerships and is the only equity holder of the Operating Partnerships.

Results of Operations

Following is a discussion of our results of operation for the years ended December 31, 2012, 2011 and 2010. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	For The Year Ended December 31,
	2012		2011		Total Dollar	Total Percentage
		% of		% of
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(Dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$276,907	97.2%	$249,460	98.0%	$27,447	11.0%
Interest on mortgage notes receivable	5,990	2.1%	3,237	1.3%	2,753	85.0%
Other	2,077	0.7%	1,982	0.8%	95	4.8%

Total revenues	284,974	100.0%	254,679	100.0%	30,295	11.9%
Operating expenses
Cost of services	163,937	57.5%	143,979	56.5%	19,958	13.9%
Personnel	29,062	10.2%	23,375	9.2%	5,687	24.3%
Occupancy	8,159	2.9%	7,012	2.8%	1,147	16.4%
Travel and entertainment	7,825	2.7%	6,247	2.5%	1,578	25.3%
Supplies, research and printing	5,089	1.8%	4,452	1.7%	637	14.3%
Other	20,785	7.3%	16,242	6.4%	4,543	28.0%

Total operating expenses	234,857	82.4%	201,307	79.0%	33,550	16.7%

Operating income	50,117	17.6%	53,372	21.0%	(3,255)	(6.1)%
Interest and other income, net	20,049	7.0%	14,968	5.9%	5,081	33.9%
Interest expense	(42)	(0.0)%	(29)	(0.0)%	(13)	44.8%
(Increase) decrease in payable under the tax receivable agreement	(17,358)	(6.1)%	(3,890)	(1.5)%	(13,468)	346.2%

Income before taxes	52,766	18.5%	64,421	25.3%	(11,655)	(18.1)%
Income tax expense	8,661	3.0%	22,371	8.8%	(13,710)	(61.3)%

Net income	44,105	15.5%	42,050	16.5%	2,055	4.9%
Net income attributable to noncontrolling interest	243	0.1%	2,031	0.8%	(1,788)	(88.0)%

Net income attributable to controlling interest	$43,862	15.4%	$40,019	15.7%	$3,843	9.6%

Adjusted EBITDA (1)	$70,002	24.6%	$68,995	27.1%	$1,007	1.5%

(1)

The Company defines Adjusted EBITDA as net income attributable to controlling interest before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) net income attributable to the noncontrolling interest, (v) stock-based compensation expense, which is a non-cash charge, (vi) income recognized on the initial recording of mortgage servicing rights that are acquired with no initial consideration, which is also a non-cash income amount that can fluctuate significantly based on the level of mortgage servicing right volumes, and (vii) the increase (decrease) in payable under the tax receivable agreement, which represents changes in a liability recorded on the Company’s consolidated balance sheet determined by the ongoing remeasurement of related deferred tax assets and, therefore, can be income or expense in the Company’s consolidated statement of income in any individual period. The Company uses Adjusted EBITDA in its business operations to, among other things, evaluate the performance of its business, develop budgets and measure its performance against those budgets. The Company also believes that analysts and investors use Adjusted EBITDA as supplemental measures to evaluate its overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP. The Company finds Adjusted EBITDA as a useful tool to assist in evaluating performance because it eliminates items related to capital structure and taxes, including, the Company’s tax receivable agreement. Note that the Company classifies the interest expense on its warehouse lines of credit as an operating expense and, accordingly, it is not eliminated from net income attributable to controlling interest in determining Adjusted EBITDA. Some of the items that the Company has eliminated from net income attributable to controlling interest in determining Adjusted EBITDA are significant to the Company’s business. For example, (i) interest expense is a necessary element of the Company’s costs and ability to generate revenue because it incurs interest expense related to any outstanding indebtedness, (ii) payment of income taxes is a necessary element of the Company’s costs and (iii) depreciation and amortization are necessary elements of the Company’s costs.

Any measure that eliminates components of the Company’s capital structure and costs associated with the Company’s operations has material limitations as a performance measure. In light of the foregoing limitations, the Company does not rely solely on Adjusted EBITDA as a performance measure and also considers its GAAP results. Adjusted EBITDA is not a measurement of the Company’s financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies.

Revenues.    Our total revenues were $285.0 million for the year ended December 31, 2012 compared to $254.7 million for the same period in 2011, an increase of $30.3 million, or 11.9%. Revenues increased primarily as a result of a 17.6% increase in production volumes and related revenues in a majority of our capital markets services platforms. There was one unusually large loan sale during 2011. If we would adjust the 2011 production volumes to exclude this transaction, the Company’s production volume would have increased by approximately 21.4% from 2011 to 2012.

•

The revenues we generated from capital markets services for the year ended December 31, 2012 increased $27.4 million, or 11.0%, to $276.9 million from $249.5 million for the same period in 2011. The increase is primarily attributable to the 17.6% increase in production volumes.

•

The revenues derived from interest on mortgage notes receivable was $6.0 million for the year ended December 31, 2012 compared to $3.2 million for the same period in 2011, an increase of $2.8 million, or 85.0%. The increase is due to a higher average loan value and a higher number of loans originated in our participation in Freddie Mac’s Program Plus Seller Servicer® Program during 2012 as compared to 2011.

•

The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were $2.1 million for the year ended December 31, 2012 compared to $2.0 million for the same period in 2011, an increase of approximately $0.1 million, or 4.8%.

Total Operating Expenses.    Our total operating expenses were $234.9 million for the year ended December 31, 2012 compared to $201.3 million for the same period in 2011, an increase of $33.6 million, or 16.7%. Expenses increased primarily due to increased compensation-related costs within cost of services and personnel costs as a result of increases in commissions and other incentive compensation directly related to the increase in capital markets services revenue, an increase in headcount and an increase in performance-based compensation. Additionally, due to the increased production volume and headcount, we experienced increased expenses for supplies, research and printing, travel and entertainment, occupancy and interest on the warehouse line of credit.

•

The costs of services for the year ended December 31, 2012 increased approximately $20.0 million, or 13.9%, to $163.9 million from $144.0 million for the same period in 2011. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the 11.0% increase in capital markets services revenues. Additionally, contributing to the increase in cost of services are higher salary and fringe benefit costs from increased headcount to support the increase in production volume as well as an increase in compensation expense directly tied to performance-based metrics achieved by certain transaction professionals recruited in 2009 and 2010. Cost of services as a percentage of capital markets services revenues were approximately 59.2% and 57.7% for the years ended December 31, 2012 and December 31, 2011, respectively. This percentage increase in 2012 is primarily attributable to the fixed portion of cost of services, such as salaries for our analysts and fringe benefit costs, increasing at a higher percentage than the increase in capital markets services revenues and due to the increase in compensation expense directly tied to performance-based metrics achieved by certain transaction professional recruited in 2009 and 2010.

•

Personnel expenses that are not directly attributable to providing services to our clients for the year ended December 31, 2012 increased $5.7 million, or 24.3%, to $29.1 million from $23.4 million for the same period in 2011. The increase is primarily related to an increase in salaries, incentive compensation and benefit costs. Additionally, a portion of the increase related to the continued vesting of the 2011 firm and office profit participation plan awards of $2.2 million ($1.0 million in the form of stock compensation) of which there was no such comparable expense in 2011 which was offset by a $0.6 decrease in the 2012 firm and office profit participation plan expense resulting from the lower operating income during the year ending December 31, 2012. Personnel expenses are impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors.

The stock compensation cost, which is included in personnel expenses, for the year ended December 31, 2012 was $3.4 million as compared to $2.1 million for the same period in 2011. This increase is primarily due to the award of 212,259 restricted stock units by the Company’s board of directors on March 1, 2012 in connection with the firm and office profit participation plans for fiscal year 2011 of $1.0 million and due to increased expense of $0.6 million for the mark-to-market adjustment on the restricted stock awards accounted for as liability awards. These increases were partially offset by approximately $0.3 million due to the final vesting in January of 2012 of certain restricted stock awards which were granted in 2007. At December 31, 2012, there was approximately $2.7 million of unrecognized compensation cost related to share-based awards. The weighted average remaining contractual term of the nonvested restricted stock units is 0.9 years as of December 31, 2012. The weighted average remaining contractual term of the nonvested options is 10.3 years as of December 31, 2012.

•

Occupancy, travel and entertainment, and supplies, research and printing expenses for the year ended December 31, 2012 increased $3.4 million, or 19.0%, to $21.1 million compared to the same period in 2011. This increase is primarily due to increased occupancy costs associated with our increased headcount, supplies, research and printing and travel and entertainment costs stemming from the increase in capital markets services revenues.

•

Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $20.8 million in the year ended December 31, 2012, an increase of $4.5 million, or 28.0%, versus $16.2 million in the year ended December 31, 2011. This increase is primarily related to increases in a number of cost categories such as outsourcing/licenses, dues and subscriptions, depreciation and amortization and interest expense on our warehouse lines of credit supporting our Freddie Mac Program Plus Seller Servicer business.

Operating income.    Our operating income in 2012 was $50.1 million, a decrease of $3.3 million from $53.4 million in 2011 attributable to the factors discussed above.

Interest and other income, net.    Interest and other income, net in 2012 increased $5.1 million, or 33.9%, to $20.0 million from $15.0 million in 2011. This increase was primarily due to increased income from our mortgage servicing rights and securitization compensation from the sale of certain mortgage servicing rights that were part of a securitization pool.

Interest expense.    The interest expense we incurred during the year ended December 31, 2012 totaled $42,000, compared to $29,000 of similar expenses incurred in the year ended December 31, 2011.

Net Income.    Our net income for the year ended December 31, 2012 was $44.1 million, an increase of $2.1 million, or 4.9%, versus $42.1 million for the same fiscal period in 2011. In addition to the factors affecting operating income, interest and other income, net and interest expense discussed above, other factors impacting net income included:

•

The increase in the payable under the tax receivable agreement of $17.4 million and $3.9 million for the years ended December 31, 2012 and 2011, respectively, primarily reflects the increase in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement as we are obligated to pay HFF Holdings 85% of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis pursuant to our election under Section 754. Each year we update the tax rates used to measure the deferred tax assets which resulted in a decrease in deferred tax assets of $1.2 million and an increase of $4.6 million for 2012 and 2011, respectively, as such, 85% of these amounts impacted the amounts anticipated to be paid to HFF Holdings and therefore we decreased the payable under the tax receivable agreement by $1.1 million in 2012 and increased it by $3.9 million in 2011. Additionally, during 2012, we reversed the remaining balance of the deferred tax asset valuation allowance of $21.9 million as management believes it is more likely than not that the deferred tax assets will be fully utilized. This reversal of the valuation allowance increased the payable under the tax receivable agreement by $18.6 million.

•

Income tax expense was approximately $8.7 million for the year ended December 31, 2012, a decrease of $13.7 million from $22.4 million in the year ended December 31, 2011. This decrease is primarily due to the reversal of the deferred tax asset valuation allowance of $21.9 million. During the year ended December 31, 2012, the Company recorded current income tax expense of $16.3 million and a deferred income tax benefit of approximately $7.7 million primarily relating reversal of the valuation allowance. During the year ended December 31, 2011, the Company recorded current income tax expense of $7.9 million and deferred income tax expense of $14.4 million. For further detail relating to the Operating Partnerships’ tax basis step-up election under Section 754, refer to Note 13 to our consolidated financial statements.

Net income attributable to noncontrolling interest equaled $0.2 million for the year ended December 31, 2012, representing the ownership interest of HFF Holdings in the Operating Partnerships, a decrease of $1.8 million from the same period of the prior year. This decrease is due to lower average ownership interest of HFF Holdings in the Operating Partnerships due to the exercise of the Exchange Rights that occurred during 2012 and 2011, offset in part by higher net income from the Operating Partnerships in 2012 as compared to 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	For The Year Ended December 31,
	2011		2010		Total Dollar Change	Total Percentage Change
	Dollars	% of Revenue	Dollars	% of Revenue
	(Dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$249,460	98.0%	$136,837	97.8%	$112,623	82.3%
Interest on mortgage notes receivable	3,237	1.3%	2,087	1.5%	1,150	55.1%
Other	1,982	0.8%	1,048	0.7%	934	89.1%

Total revenues	254,679	100.0%	139,972	100.0%	114,707	81.9%
Operating expenses
Cost of services	143,979	56.5%	80,050	57.2%	63,929	79.9%
Personnel	23,375	9.2%	16,103	11.5%	7,272	45.2%
Occupancy	7,012	2.8%	7,054	5.0%	(42)	(0.6)%
Travel and entertainment	6,247	2.5%	3,837	2.7%	2,410	62.8%
Supplies, research and printing	4,452	1.7%	3,117	2.2%	1,335	42.8%
Other	16,242	6.4%	14,446	10.3%	1,796	12.4%

Total operating expenses	201,307	79.0%	124,607	89.0%	76,700	61.6%

Operating income	53,372	21.0%	15,365	11.0%	38,007	247.4%
Interest and other income, net	14,968	5.9%	9,487	6.8%	5,481	57.8%
Interest expense	(29)	(0.0)%	(64)	(0.0)%	35	(54.7)%
(Increase) decrease in payable under the tax receivable agreement	(3,890)	(1.5)%	813	0.6%	(4,703)	(578.5)%

Income before taxes	64,421	25.3%	25,601	18.3%	38,820	151.6%
Income tax expense	22,371	8.8%	8,612	6.2%	13,759	159.8%

Net income	42,050	16.5%	16,989	12.1%	25,061	147.5%
Net income attributable to noncontrolling interest	2,031	0.8%	6,098	4.4%	(4,067)	(66.7)%

Net income attributable to controlling interest	$40,019	15.7%	$10,891	7.8%	$29,128	267.5%

Adjusted EBITDA (1)	$68,995	27.1%	$25,554	18.3%	$43,441	170.0%

(1)

The Company defines Adjusted EBITDA as net income attributable to controlling interest before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) net income attributable to the noncontrolling interest, (v) stock-based compensation expense, which is a non-cash charge, (vi) income recognized on the initial recording of mortgage servicing rights that are acquired with no initial consideration, which is also a non-cash income amount that can fluctuate significantly based on the level of mortgage servicing right volumes, and (vii) the increase (decrease) in payable under the tax receivable agreement, which represents changes in a liability recorded on the Company’s consolidated balance sheet determined by the ongoing remeasurement of related deferred tax assets and, therefore, can be income or expense in the Company’s consolidated statement of income in any individual period. See footnote 1 to the selected financial data included in “Selected Financial Data” in this Annual Report on Form 10-K for a full description of Adjusted EBITDA and a reconciliation of consolidated net income attributable to controlling interest to Adjusted EBITDA for the Company for the years ended December 31, 2011 and 2010. Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP. Any measure that eliminates components of the Company’s capital structure and costs associated with the Company’s operations has material limitations as a performance measure. In light of the foregoing limitations, the Company does not rely solely on Adjusted EBITDA as a performance measure and also considers its GAAP results. Adjusted EBITDA is not a measurement of the Company’s financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies.

Revenues.    Our total revenues were $254.7 million for the year ended December 31, 2011 compared to $140.0 million for the same period in 2010, an increase of $114.7 million, or 81.9%. Revenues increased primarily as a result of an 82.8% increase in production volumes and related revenues in all of our capital markets services platforms. A portion of the 82.8% increase in production volume was achieved due to one unusually large loan sale during 2011. Additionally there two unusually large investment sale and related debt placement transactions which closed during 2010. If we would adjust the production volumes to exclude these three transactions, the Company’s production volume would have increased by approximately 110.6%.

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

Net Income.    Our net income for the year ended December 31, 2011 was $42.1 million, an increase of $25.1 million, or 147.5%, versus $17.0 million for the same fiscal period in 2010. We attribute this increase to several factors, with the most significant cause being an increase of revenues of $114.7 million substantially as a result of improved market conditions and the resulting higher operating income. Factors slightly offsetting this increase included:

•

The (increase) decrease in the payable under the tax receivable agreement of $(3.9) million and $0.8 million for the years ended December 31, 2011 and 2010, respectively, primarily reflects the (increase) decrease in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement as we are obligated to pay HFF Holdings 85% of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis pursuant to our election under Section 754. Each year we update the tax rates used to measure the deferred tax assets which resulted in an increase in deferred tax assets of $4.6 million for 2011 and a reduction of deferred tax assets of $1.0 million for 2010.

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

Net income attributable to noncontrolling interest equaled $2.0 million for the year ended December 31, 2011, representing the ownership interest of HFF Holdings in the Operating Partnerships, a decrease of $4.1 million from the same period of the prior year. This decrease is due to lower average ownership interest of HFF Holdings in the Operating Partnerships due to the exercise of the Exchange Rights that occurred during 2010 and 2011 offset in part by higher net income from the Operating Partnerships in 2011 as compared to 2010,

Financial Condition

Total assets increased to $589.2 million at December 31, 2012 compared to $478.5 million at December 31, 2011 due primarily to:

•

An increase in deferred tax asset, net of $14.1 million to $169.9 million at December 31, 2012 from $155.8 million at December 31, 2011 primarily due to the reversal of the remaining balance amount of the valuation allowance of $21.9 million and the increase in tax basis pursuant to our election under Section 754 from the Exchange Right transactions that occurred during 2012 (which was in turn partially offset by amortization of the section 754 step-up in basis).

•

An increase in mortgage notes receivable of $106.8 million to $261.3 million at December 31, 2012 from $154.4 million at December 31, 2011 due to an increase in the loans outstanding related to our Freddie Mac Program Plus Seller Servicer business at December 31, 2012 as compared to December 31, 2011.

•

An increase in intangible assets, net of $4.8 million to $17.9 million at December 31, 2012. This increase is primarily due to the recognition of acquired mortgage servicing rights in 2012, net of amortization for the year.

These increases were partially offset by a decrease in cash and cash equivalents of $15.4 million from $141.8 million at December 31, 2011, due in part to a special cash dividend of $56.3 million paid in December 2012 to holders of our Class A common stock.

Total liabilities increased to $468.2 million at December 31, 2012 compared to $348.1 million at December 31, 2011, due primarily to:

•

An increase our warehouse lines of credit of $106.8 million due to an increase in the loans outstanding related to our Freddie Mac Program Plus Seller Servicer business at December 31, 2012 as compared to December 31, 2011.

•

An increase in the payable under the tax receivable agreement of $5.1 million primarily due to an increase of $18.6 million from the reversal of the valuation allowance, an increase of $5.5 million resulting from the step-up in basis from the partnership unit exchanges that occurred during 2012. These increases were partially offset by the payment of $17.7 million to HFF Holdings for the 2011 tax year and a decrease of $0.3 million from the remeasurement of the rates that impact the deferred tax asset.

•

An increase in accrued compensation and related taxes of $4.9 million primarily due to the increased production volumes, an increase in performance-based compensation and the continued vesting of the 2011 firm and office profit participation awards.

Stockholders’ equity decreased to $121.0 million at December 31, 2012 from $130.4 million at December 31, 2011 primarily due to the $56.3 million dividend that we paid to holders of our Class A common stock in December 2012, partially offset by $44.1 million of net income earned during the year ended December 31, 2012 and the recording of stock based compensation of $3.6 million in 2012. Noncontrolling interest was zero and $3.6 million at December 31, 2012 and 2011, respectively. The final exchanges pursuant to the Exchange Right of the remaining Operating Partnership partnership units held by HFF Holdings for shares of our Class A common stock occurred on August, 31, 2012. From December 31, 2011 to December 31, 2012, noncontrolling interest decreased $3.6 million due to the Operating Partnership partnership unit exchanges by HFF Holdings which decrease was partially offset by an increase of $0.2 million due to HFF Holdings’ proportionate share of the Operating Partnerships’ net income.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of tax distributions to members of HFF Holdings, the timing of payments under the tax receivable agreement and payment of commissions and bonuses to employees.

2012

Cash and cash equivalents decreased $15.4 million in the year ended December 31, 2012. Net cash of $45.1 million was provided by operating activities, primarily resulting from $44.1 million of net income, $4.6 million of proceeds from the sale of mortgage servicing rights and an increase in accrued compensation and related taxes of $4.9 million. These increases of cash were partially offset by a $17.7 million payment to HFF Holdings under the tax receivable agreement. Cash of $2.1 million was used for investing in property and equipment. Financing activities used $58.4 million of cash which was primarily due to a dividend payment of $56.3 million that we made to holders of our Class A common stock on December 10, 2012. Additionally, payments on capital leases used $0.3 million, $0.6 million was used to purchase shares of Class A common stock in connection with the minimum employee tax statutory withholdings and $1.1 million of cash was used to make tax distributions to the noncontrolling interest holder.

2011

Cash and cash equivalents increased $68.4 million in the year ended December 31, 2011. Net cash of $73.7 million was provided by operating activities, primarily resulting from $42.1 million of net income, $5.3 million of proceeds from the sale of mortgage servicing rights, an increase in accrued compensation and related taxes of $15.5 million. These increases of cash were partially offset by a $6.3 million payment to HFF Holdings under the tax receivable agreement. Cash of $2.0 million was used for investing in property and equipment. Financing activities used $3.2 million of cash. Payments on capital leases used $0.2 million, $0.1 million was used to purchase shares of Class A common stock in connection with the minimum employee tax statutory withholdings and $2.9 million of cash was used to make a tax distribution to the noncontrolling interest holder.

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At December 31, 2012, our cash and cash equivalents of $126.3 million were invested or held at two financial institutions in a mix of money market funds and bank demand deposit accounts. Our current liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash levels, credit lines, interest and payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. Prior to February 2010, we maintained a line of credit under our revolving credit facility in excess of anticipated liquidity requirements. Our latest revolving credit facility matured on February 5, 2010, and we chose not to extend it for an additional term. We had not borrowed on this revolving line of credit facility since it was put in place in February 2007.

In accordance with the Operating Partnerships’ partnership agreements, and approval from the board of directors of HFF, Inc. and Holliday GP (as general partner of the Operating Partnerships), the Operating Partnerships may make quarterly distributions to its partners, including HFF, Inc., based on taxable income, if any, in an amount sufficient to cover all applicable taxes payable by the members of HFF Holdings and by us and to cover dividends, if any, declared by the board of directors. During the years ended December 31, 2012 and 2011, the Operating Partnerships distributed $1.1 million and $2.9 million, respectively to HFF Holdings relating to taxes payable by it in connection with its role as a partner in the Operating Partnerships. These distributions decreased the noncontrolling interest balance on our consolidated balance sheet.

Over the twelve month period ended December 31, 2012, we generated approximately $45.1 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the year ended December 31, 2012, we incurred approximately $234.9 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the year ended December 31, 2012, approximately 63.1% of our operating expenses were variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our working capital needs. However, if the economy deteriorates again in the future at the rate it did during 2008 and 2009, or greater, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. As of March 8, 2013, our cash and cash equivalents were $108.0 million. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

On November 30, 2012, our board of directors declared a special cash dividend of $1.52 per share of Class A common stock to stockholders of record on December 10, 2012. The aggregate dividend payment was paid on December 20, 2012 and totaled approximately $56.3 million based on the number of shares of Class A common stock then outstanding. Additionally, 69,273 restricted stock units (dividend units) were granted for those unvested and vested but not issued restricted stock units as of the record date of December 10, 2012. These dividend units follow the same vesting terms as the underlying restricted stock units. We have not otherwise declared any dividends on any class of common stock since our initial public offering. We currently do not intend to pay any additional cash dividends on our Class A common stock. The declaration and payment of any future dividends will be at the sole discretion of our board of directors.

Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. We have estimated that the payments that will be made to HFF Holdings will be $154.9 million, of which approximately $9.9 million is anticipated to be paid during 2013. Our liquidity needs related to our long term obligations are primarily related to our facility leases and capital lease obligations. Additionally, for the year ended December 31, 2012, we incurred approximately $8.2 million in occupancy expenses and approximately $42,000 in interest expense.

We are a party to an uncommitted $350 million financing arrangement with PNC Bank, N.A. (PNC) and an uncommitted $75 million financing arrangement with The Huntington National Bank (Huntington) to fund our Freddie Mac loan closings. Pursuant to these arrangements, PNC or Huntington funds the multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington National Bank financing arrangements are only for the purpose of supporting our participation in Freddie Mac’s Program Plus Seller Servicer program and cannot be used for any other purpose. As of December 31, 2012, we had outstanding borrowings of $261.3 million under the PNC/Huntington National Bank arrangements and a corresponding amount of mortgage notes receivable. Non-cash activity totaling $106.8 million and $79.9 million increased these financing arrangements and the corresponding mortgage notes receivable during the years ended December 31, 2012 and 2011, respectively. Although we believe that our current financing arrangements with PNC and Huntington National Bank are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

Goodwill.    We evaluate goodwill for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the estimated fair value of the Company. In determining the fair value of the Company for purposes of evaluating goodwill for impairment, we utilize a combination of a market and discounted cash flow approach. In applying the market approach, we use the stock price of our Class A common stock as of the measurement date multiplied by the sum of current outstanding shares as of the measurement date and an estimated control premium. In applying the discounted cash flow approach, we project our cash flows for the next five years plus a terminal value and discount this stream of cash to determine an estimated fair value. We then apply a weighted factor to both the market approach and discounted cash flow approach to determine the estimated fair value of the Company. As of March 6, 2013, management’s analysis indicates that a greater than 85% decline in the estimated fair value of the Company may result in the recorded goodwill being potentially impaired and would require management to measure the amount of the impairment charge. Goodwill is potentially impaired if the recorded book value of goodwill exceeds the implied fair value of goodwill as determined under this valuation technique. We use our best judgment and information available to us at the time to perform this review.

Intangible Assets.    Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders and deferred financing costs. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing, prepayment rates and discount rates are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of December 31, 2012, the fair value and net book value of the servicing rights were $19.8 million and $17.8 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 20%, the discount rate increased 9% or if there is a 10% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization over its expected life. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.

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

The net deferred tax asset of $169.9 million at December 31, 2012 is comprised mainly of a $169.5 million deferred tax asset related to the Section 754 election tax basis step up. The deferred tax asset related to the Section 754 election tax basis step up of $169.5 million represents annual pre-tax deductions on the Section 754 basis step up and past payments under the tax receivable agreement of approximately $27.8 million through 2021, then decreasing over the next six years to approximately $0.1 million in 2027. In order to realize the annual pre-tax benefit of approximately $27.8 million, the Company needs to generate approximately $204 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit of $27.8 million each year, the shortfall becomes a net operating loss that can be carried back 2 years to offset prior years’ taxable income or carried forward 20 years to offset future taxable income. During 2008 and 2009, based on the decline in production volume and corresponding impact on operating results, we did not realize the entire benefit of the annual deduction. Currently, $1.2 million of this cumulative benefit is characterized as a net operating loss (NOL) and can be carried forward for periods that begin to expire in 2028. The net operating loss of $1.2 million is subject to limitation under Section 382 of the Internal Revenue Code. The limitation on the use of the net operating loss in 2012 was $1.2 million, which can be used in future years. The net operating loss limitation does not impact the Company’s ability to fully utilize the net operating loss before its expiration. Prior to the fourth quarter of 2012, a valuation allowance was established on a portion of the deferred tax assets resulting from the Section 754 step ups. In evaluating the realizability of these deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets. As a result, during the fourth quarter of 2012, the Company reversed the remaining amount of the previously established valuation allowance of $19.5 million related to its deferred tax assets. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets

Leases.    The Company leases all of its facilities under operating lease agreements. These lease agreements typically contain tenant improvement allowances. The Company records tenant improvement allowances as a leasehold improvement asset, included in property and equipment, net in the Consolidated Balance Sheets, and a related deferred rent liability and amortizes them on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense and a reduction to rent expense, respectively. Lease agreements sometimes contain rent escalation clauses or rent holidays, which are recognized on a straight-line basis over the life of the lease in accordance with ASC 840, Leases (ASC 840). Lease terms generally range from one to ten years. An analysis is performed on all equipment leases to determine whether a lease should be classified as a capital or an operating lease according to ASC 840.

Stock Based Compensation.    The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The weighted average assumptions used in the option pricing model as of December 31, 2012 are: (i) zero dividend yield, (ii) expected volatility of 63.9%, (iii) risk free interest rate of 3.2% and (iv) expected life of 6.2 years. The fair value of the restricted stock awards is calculated as the market value of the Company’s Class A common stock on the date of grant. The Company also has restricted stock awards that are accounted for as liability awards and require remeasurement to fair value at the end of each reporting period. The Company’s awards are subject to graded or cliff vesting. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions for all stock-based payment awards are evaluated on a quarterly basis and updated as necessary.

Firm and Office Profit Participation Plans.    The Company’s firm and office profit participation plans provide for payments in cash and share-based awards if certain performance targets are achieved during the year. The expense recorded for these plans is estimated during the year based on actual results at each interim reporting date and an estimate of future results for the remainder of the year. The plans allow for payments to be made in both cash and share-based awards, the composition of which is determined in the first calendar quarter of the subsequent year. Cash and share-based awards issued under these plans are subject to vesting conditions over the subsequent year, such that the total expense measured for these plans is recorded over the period from the beginning of the performance year through the vesting date. Based on an accounting policy election, the expense associated with the share-based component of the estimated incentive payout is recognized before the grant date of the stock due to the fact that the terms of the profit participation plans have been approved by the Company’s board of directors and the employees of the Company understand the requirements to earn the award. Expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation bonus plan or office profit participation bonus plans that are anticipated to be paid in respect of the applicable year is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation bonus plan and office profit participation bonus plans.

Certain Information Concerning Off-Balance Sheet Arrangements

We do not currently invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at December 31, 2012 (dollars in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Warehouse line of credit	$261,272	$261,272	$—	$—	$—
Capital lease obligations	578	299	242	37	—
Operating lease obligations	25,807	6,003	8,984	5,839	4,981
Purchase obligations	—	—	—	—	—
Employment agreements(1)	2,882	1,378	1,504	—	—

Total contractual obligations	$290,539	$268,952	$10,730	$5,876	$4,981

(1)

From time to time we enter into employment agreements with our transaction professionals. Some of these agreements may include payments to be made to the individual at a specific time, if certain conditions have been met. The Company accrues for these payments over the life of the agreement.

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007 and kept that election in effect for each taxable year in which an exchange of Operating Partnership partnership units for shares of Class A common stock occurred. The initial sale as a result of the Company’s initial public offering increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows us to reduce the amount of future tax payments to the extent that we have future taxable income. We are obligated, however, pursuant to our Tax Receivable Agreement with HFF Holdings, to pay to HFF Holdings, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of these increases in tax basis and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of our payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of our assets resulting in payments to HFF Holdings, we have estimated the payments that will be made to HFF Holdings will be $154.9 million, of which $9.9 million is anticipated to be paid in 2013, and have recorded this obligation to HFF Holdings as a liability on the consolidated balance sheets.

Seasonality

Our capital markets services revenue has historically been seasonal during normal economic and capital market conditions, which can affect an investor’s ability to compare our financial condition and results of operation on a quarter-by-quarter basis. This seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. The typical concentration of earnings and cash flows in the last six months of the year has historically been due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. However, given the recent disruptions facing all global capital markets, and in particular the U.S. commercial real estate markets, this historical pattern of seasonality may or may not continue. For example, while the seasonality described above did occur in 2012, 2011, 2010 and 2009, it did not occur in 2007 or 2008, causing historical comparisons to be even more difficult to gauge.

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

Management assessed the effectiveness of HFF’s internal control over financial reporting as of December 31, 2012, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2012, its system of internal control over financial reporting is properly designed and operating effectively to achieve the criteria of the “Internal Control — Integrated Framework.” Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued an attestation report on HFF’s internal control over financial reporting.

Dated: March 15, 2013	/s/ John H. Pelusi, Jr.
John H. Pelusi, Jr.
Chief Executive Officer

Dated: March 15, 2013	/s/ Gregory R. Conley
Gregory R. Conley
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

HFF, Inc.

We have audited the accompanying consolidated balance sheets of HFF, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HFF, Inc. at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HFF, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

March 15, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

HFF, Inc.

We have audited HFF, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HFF Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, HFF, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HFF, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of HFF, Inc. and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

March 15, 2013

HFF, Inc.

Consolidated Balance Sheets

	December 31
	2012	2011
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$126,331	$141,763
Restricted cash (Note 7)	—	80
Accounts receivable	1,784	1,411
Receivable from affiliate (Note 18)	124	223
Mortgage notes receivable (Note 8)	261,272	154,449
Prepaid taxes	828	79
Prepaid expenses and other current assets	1,749	2,205
Deferred tax asset, net	4,052	4,556

Total current assets	396,140	304,766
Property and equipment, net (Note 4)	4,800	4,315
Deferred tax asset	165,877	151,224
Goodwill	3,712	3,712
Intangible assets, net (Note 5)	17,899	13,137
Other noncurrent assets	771	1,297

Total assets	$589,199	$478,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$299	$269
Warehouse line of credit (Note 8)	261,272	154,449
Accrued compensation and related taxes	35,597	30,828
Accounts payable	1,344	1,670
Current portion of payable under the tax receivable agreement (Note 13)	9,919	17,876
Other current liabilities	9,926	7,227

Total current liabilities	318,357	212,319
Deferred rent credit	4,516	3,508
Payable under the tax receivable agreement (Note 13)	145,025	131,924
Other long-term liabilities	—	—
Long-term debt, less current portion (Note 7)	279	300

Total liabilities	468,177	348,051
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 shares authorized; 37,221,461 and 36,102,322 shares issued, respectively; and 37,063,844 and 35,983,965 outstanding, respectively	371	360
Class B common stock, par value $0.01 per share, 0 and 1 share authorized, issued and outstanding	—	—
Treasury stock, 157,617 and 118,357 shares at cost, respectively	(1,055)	(490)
Additional paid-in-capital	71,267	64,049
Retained earnings	50,439	62,914

Total parent stockholders’ equity	121,022	126,833

Noncontrolling interest (Note 14)	—	3,567
Total equity	121,022	130,400

Total liabilities and stockholders’ equity	$589,199	$478,451

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Income

	Years Ending December 31,
	2012	2011	2010
	(Dollars in thousands)
Revenues
Capital markets services revenue	$276,907	$249,460	$136,837
Interest on mortgage notes receivable	5,990	3,237	2,087
Other	2,077	1,982	1,048

	284,974	254,679	139,972
Expenses
Cost of services	163,937	143,979	80,050
Personnel	29,062	23,375	16,103
Occupancy	8,159	7,012	7,054
Travel and entertainment	7,825	6,247	3,837
Supplies, research, and printing	5,089	4,452	3,117
Insurance	1,849	1,643	1,776
Professional fees	3,991	3,849	4,088
Depreciation and amortization	5,767	4,627	3,655
Interest on warehouse line of credit	4,012	2,062	1,333
Other operating	5,166	4,061	3,594

	234,857	201,307	124,607

Operating income	50,117	53,372	15,365
Interest and other income, net	20,049	14,968	9,487
Interest expense	(42)	(29)	(64)
(Increase) decrease in payable under the tax receivable agreement	(17,358)	(3,890)	813

Income before taxes	52,766	64,421	25,601
Income tax expense	8,661	22,371	8,612

Net income	44,105	42,050	16,989
Net income attributable to noncontrolling interest	243	2,031	6,098

Net income attributable to controlling interest	$43,862	$40,019	$10,891

Earnings per share — Basic and Diluted
Income available to HFF, Inc. common stockholders — Basic	$1.19	$1.12	$0.40

Weighted average shares outstanding — Basic	36,917,096	35,867,610	26,900,261

Income available to HFF, Inc. common stockholders —Diluted	$1.18	$1.11	$0.40

Weighted average shares outstanding — Diluted	37,151,792	36,125,173	27,085,646

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity

	Controlling Interest
	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2009	17,183,232	$172	80,049	$(173)	$28,498	$12,004	$26,504	$67,005
Issuance of Class A common stock, net(1)	17,676,641	176	—	—	27,014	—	(27,190)	—
Repurchase of Class A common stock	(30,491)	—	30,491	(223)	—	—	—	(223)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	6,049	—	—	6,049
Stock compensation and other, net	—	—	—	—	924	—	—	924
Distributions	—	—	—	—	—	—	(1,061)	(1,061)
Net income	—	—	—	—	—	10,891	6,098	16,989

Stockholders’ equity, December 31, 2010	34,829,382	$348	110,540	$(396)	$62,485	$22,895	$4,351	$89,683
Issuance of Class A common stock, net(1)	1,162,400	12	—	—	(101)	—	89	—
Repurchase of Class A common stock	(7,817)	—	7,817	(94)	—	—	—	(94)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	820	—	—	820
Stock compensation and other, net	—	—	—	—	845	—	—	845
Distributions	—	—	—	—	—	—	(2,904)	(2,904)
Net income	—	—	—	—	—	40,019	2,031	42,050

Stockholders’ equity, December 31, 2011	35,983,965	$360	118,357	$(490)	$64,049	$62,914	$3,567	$130,400
Issuance of Class A common stock, net(1)	1,119,139	11	—	—	2,670	—	(2,681)	—
Repurchase of Class A common stock	(39,260)	—	39,260	(565)	—	—	—	(565)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	962	—	—	962
Stock compensation and other, net	—	—	—	—	3,586	—	—	3,586
Distributions	—	—	—	—	—	—	(1,129)	(1,129)
Dividends paid	—	—	—	—	—	(56,337)	—	(56,337)
Net income	—	—	—	—	—	43,862	243	44,105

Stockholders’ equity, December 31, 2012	37,063,844	$371	157,617	$(1,055)	$71,267	$50,439	$—	$121,022

(1)	Includes the effect of the exchange of the Operating Partnerships units by HFF Holdings and the effect of the timing of the tax distribution payments on the ownership of the Operating Partnerships.

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2012	2011	2010
	(Dollars in thousands)
Operating activities
Net income	$44,105	$42,050	$16,989
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	3,442	2,053	970
Deferred income taxes	(7,659)	14,426	8,239
Payable under the tax receivable agreement	17,358	3,890	(813)
Depreciation and amortization:
Property and equipment	1,917	1,730	1,263
Intangibles	3,850	2,888	2,393
Gain on sale or disposition or impairment of assets	(10,772)	(8,918)	(5,713)
Mortgage service rights assumed	(2,373)	(1,932)	(993)
Proceeds from sale of mortgage servicing rights	4,576	5,344	3,093
Increase (decrease) in cash from changes in:
Restricted cash	80	—	63
Accounts receivable	(373)	(382)	(460)
Payable to/(receivable from) affiliate	99	(204)	(73)
Payable under the tax receivable agreement	(17,741)	(6,289)	—
Mortgage notes receivable	(106,823)	(79,855)	(35,794)
Net borrowings on warehouse line of credit	106,823	79,855	35,794
Prepaid taxes, prepaid expenses and other current assets	(293)	(935)	151
Other noncurrent assets	526	(593)	(292)
Accrued compensation and related taxes	4,913	15,452	9,011
Accounts payable	(326)	599	205
Other accrued liabilities	2,699	3,862	646
Other long-term liabilities	1,043	618	(370)

Net cash provided by operating activities	45,071	73,659	34,309
Investing activities
Purchases of property and equipment	(2,132)	(2,003)	(357)

Net cash used in investing activities	(2,132)	(2,003)	(357)
Financing activities
Payments on long-term debt	(340)	(234)	(260)
Treasury stock	(565)	(94)	(223)
Dividends paid	(56,337)	—	—
Distributions to noncontrolling interest holder	(1,129)	(2,904)	(1,061)

Net cash used in financing activities	(58,371)	(3,232)	(1,544)

Net (decrease) increase in cash	(15,432)	68,424	32,408
Cash and cash equivalents, beginning of period	141,763	73,339	40,931

Cash and cash equivalents, end of period	$126,331	$141,763	$73,339

Supplemental disclosure of cash flow information
Cash paid for income taxes	$14,167	$3,545	$52

Cash paid for interest	$3,908	$1,997	$1,374

Supplemental disclosure of non-cash financing activities
Property acquired under capital leases	$353	$491	$227

Dividends on unissued restricted stock units	$986	$—	$—

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

Organization

HFF, Inc., a Delaware corporation (the “Company”), through its Operating Partnerships, Holliday Fenoglio Fowler, L.P., a Texas limited partnership (“HFF LP”), and HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”), is a commercial real estate financial intermediary and provides capital markets services including debt placement, investment sales, structured finance, private equity, investment banking and advisory services, loan sales and commercial loan servicing and commercial real estate structured financing placements in 21 cities in the United States. The Company’s operations are impacted by the availability of equity and/or debt as well as credit and liquidity in the domestic and global capital markets especially in the commercial real estate sector. Significant disruptions or changes in domestic and global capital market flows, as well as credit and liquidity issues in the global and domestic capital markets, regardless of their duration, could adversely affect the supply and/or demand for capital from investors for commercial real estate investments which could have a significant impact on all of the Company’s capital market services revenues.

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

In addition to cash received for its sale of all of the shares of Holliday GP and approximately 45% of partnership units of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP), HFF Holdings also received, through the issuance of one share of HFF, Inc.’s Class B common stock to HFF Holdings, an exchange right that permitted, subject to certain restrictions, HFF Holdings to exchange interests in the Operating Partnerships for shares of (i) the Company’s Class A common stock (the “Exchange Right”) and (ii) rights under a tax receivable agreement between the Company and HFF Holdings (the “TRA”). See Notes 14 and 13 for further discussion of the exchange right held by HFF Holdings and the tax receivable agreement.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

As a result of the reorganization into a holding company structure in connection with the initial public offering, the Company became a holding company through a series of transactions pursuant to a sale and purchase agreement. As a result of the initial public offering and reorganization, the Company’s sole assets are partnership interests in Operating Partnerships (that are held through its wholly-owned subsidiary HFF Partnership Holdings, LLC, a Delaware limited liability company) and all of the shares of Holliday GP, the sole general partner of each of the Operating Partnerships. The transactions that occurred in connection with the initial public offering and reorganization are referred to as the “Reorganization Transactions.”

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

Basis of Presentation

The accompanying consolidated financial statements of the Company as of December 31, 2012 and December 31, 2011 include the accounts of HFF LP, HFF Securities and the Company’s direct wholly-owned subsidiaries, Holliday GP and Partnership Holdings. All significant intercompany accounts and transactions have been eliminated.

The purchase of shares of Holliday GP and partnership units in each of the Operating Partnerships are treated as reorganization under common control for financial reporting purposes. HFF Holdings owned 100% of Holliday GP, HFF LP Acquisition, LLC, a Delaware limited liability company (“Holdings Sub”), and the Operating Partnerships prior to the Reorganization Transactions. The initial purchase of shares of Holliday GP and the initial purchase of units in the Operating Partnerships are accounted for at historical cost, with no change in basis for financial reporting purposes. Accordingly, the net assets of HFF Holdings purchased by the Company are reported in the consolidated financial statements of the Company at HFF Holdings’ historical cost.

As the sole stockholder of Holliday GP (the sole general partner of the Operating Partnerships), HFF, Inc. operates and controls all of the business and affairs of the Operating Partnerships. The Company consolidates the financial results of the Operating Partnerships, and the ownership interest of HFF Holdings in the Operating Partnerships is treated as a noncontrolling interest in the Company’s consolidated financial statements. HFF Holdings through its wholly-owned subsidiary (Holdings Sub), and the Company, through its wholly-owned subsidiaries (Partnership Holdings and Holliday GP), were the only partners of the Operating Partnerships following the Reorganization Transactions. As of August 31, 2012, HFF Holdings had exchanged all of its remaining interests in the Operating Partnerships and therefore the Company, through its wholly-owned subsidiaries, became and continues to be the only equity holder of the Operating Partnerships.

2.	Summary of Significant Accounting Policies

Consolidation

HFF, Inc. controls the activities of the operating partnerships through its 100% ownership interest of Holliday GP. As such, in accordance with ASC 810 Consolidation, Holliday GP consolidates the Operating Partnerships as

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Holliday GP is the sole general partner of the Operating Partnerships and the limited partners do not have substantive participating rights or kick out rights. The ownership interest of HFF Holdings in the Operating Partnerships that HFF Holdings held prior to the exchange on August 31, 2012 of its final remaining Operating Partnership units is reflected as a noncontrolling interest in the Company’s consolidated financial statements.

The accompanying consolidated financial statements of the Company include the accounts of HFF LP, HFF Securities and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP and Partnership Holdings. The ownership interest of HFF Holdings in HFF LP and HFF Securities that HFF Holdings held prior to the exchange on August 31, 2012 of its final Operating Partnership units is treated as a noncontrolling interest in the consolidated financial statements of the Company. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts and short-term investments with original maturities of three months or less. At December 31, 2012, our cash and cash equivalents were invested or held in a mix of money market funds and bank demand deposit accounts at two financial institutions.

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

Certain of the Company’s fee agreements provide for reimbursement of transaction-related costs which the Company recognizes as revenue. Certain reimbursements received from clients for out-of-pocket expenses are characterized as revenue in the statement of income rather than as a reduction of expenses incurred. Since the Company is the primary obligor, has supplier discretion, and bears the credit risk for such expenses, the Company records reimbursement revenue for such out-of-pocket expenses. Reimbursement revenue is recognized when billed if collectibility is reasonably assured. Reimbursement revenue is classified as other revenue in the consolidated statements of income.

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

Freddie Mac requires HFF LP to meet minimum net worth and liquid assets requirements and to comply with certain other standards. As of December 31, 2012, HFF LP met Freddie Mac’s minimum net worth and liquid assets requirements.

Advertising

Costs associated with advertising are expensed as incurred. Advertising expense was $0.6 million, $0.7 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts are included in other operating expenses in the accompanying consolidated statements of income.

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

Depreciation expense was $1.9 million, $1.7 million and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Prepaid Compensation Under Employment Agreements

The Company entered into employment agreements with certain employees whereby sign-up bonuses and incentive compensation payments were made during 2012, 2011 and 2010. In most cases, the sign-up bonuses and the incentive compensation are to be repaid to the Company upon voluntary termination by the employee or termination by cause (as defined) by the Company prior to the termination of the employment agreement. The total cost of the employment agreements is being amortized by the straight-line method over the term of the agreements and is included in cost of services on the accompanying consolidated statements of income. As of December 31, 2012 and 2011, there was a total of approximately $0.8 million and $1.1 million of unamortized costs related to HFF LP agreements, respectively.

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

Effective January 1, 2007, the Company adopted the provisions of ASC 860, Transfers and Servicing (ASC 860). ASC 860 requires an entity to recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract, regardless of whether explicit consideration is exchanged. The statement also permits a company to choose to either subsequently measure servicing rights at fair value and to report changes in fair value in earnings, or to retain the amortization method whereby servicing rights are recorded at the lower of cost or fair value and are amortized over their expected life. The Company retained the amortization method upon adoption of ASC 860, but began recognizing the fair value of servicing contracts involving no consideration assumed after January 1, 2007. The fair value of servicing rights assumed without consideration and recognized as intangible assets and income in 2012 and 2011 was $2.4 million and $1.9 million, respectively. These amounts are recorded in Interest and other income, net in the consolidated statements of income.

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

Firm and Office Profit Participation Plans

The Company’s firm and office profit participation plans provide for payments in cash and share-based awards if certain performance targets are achieved during the year. The expense recorded for these plans is estimated during the year based on actual results at each interim reporting date and an estimate of future results

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

for the remainder of the year. The plans allow for payments to be made in both cash and share-based awards, the composition of which is determined in the first calendar quarter of the subsequent year. Cash and share-based awards issued under these plans are subject to vesting conditions over the subsequent year, such that the total expense measured for these plans is recorded over the period from the beginning of the performance year through the vesting date. Based on an accounting policy election, the expense associated with the share-based component of the estimated incentive payout is recognized before the grant date of the stock due to the fact that the terms of the profit participation plans have been approved by the Company’s board of directors and the employees of the Company understand the requirements to earn the award. Expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation bonus plan or office profit participation bonus plans that are anticipated to be paid in respect of the applicable year is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses.

Stock Based Compensation

ASC 718, Compensation — Stock Compensation (ASC 718), requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The fair value of the restricted stock awards is calculated as the market value of the Company’s Class A common stock on the date of grant. The Company also has restricted stock awards that are accounted for as liability awards and require remeasurment to fair value at the end of each reporting period. The Company’s awards are subject to graded or cliff vesting. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions for all stock-based payment awards are evaluated on a quarterly basis and updated as necessary.

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

Segment Reporting

The Company operates in one reportable segment, the commercial real estate financial intermediary segment and offers debt placement, investment sales, loan sales, structured finance, equity placement and investment banking services through its 21 offices. The results of each office have been aggregated for segment reporting purposes as they have similar economic characteristics and provide similar services to a similar class of customer.

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

3.	Stock Compensation

ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. For stock options, the Company uses the simplified method to determine the expected term of the option as the Company does not have enough history as a public company to estimate an expected term. Expected volatility used to value stock options is based on the Company’s historical volatility. The fair value of the restricted stock awards is calculated as the market value of the Company’s Class A common stock on the date of grant. The Company also has restricted stock awards that are accounted for as liability awards and require remeasurement to fair value at the end of each reporting period. The Company’s awards are subject to graded or cliff vesting. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions for all stock-based payment awards are evaluated on a quarterly basis and updated as necessary. A summary of the cost of the awards granted during the years ended December 31, 2012 and 2011 is provided below.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

full copy of the Plan, see Exhibit 10.9 to the Registration Statement on Form S-1 filed with the SEC on January 8, 2007.

The stock compensation cost that has been charged against income for the years ended December 31, 2012, 2011 and 2010 was $3.4 million, $2.1 million and $1.0 million, respectively, which is recorded in “Personnel” expenses in the consolidated statements of income. At December 31, 2012, there was approximately $2.7 million of unrecognized compensation cost related to share based awards.

The fair value of stock options is estimated on the grant date using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for the year ended December 31, 2012:

Dividend yield	0.0%
Expected volatility	63.9%
Risk-free interest rate	3.2%
Expected life (in years)	6.2

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2010	44,605	$10.31	11.4 years	$266
Granted	12,319	7.58	13.0 years	60
Exercised	—	—	—	—
Forfeited or expired	(5,338)	17.41	—	(52)

Balance at December 31, 2010	51,586	$8.92	11.0 years	$274
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Balance at December 31, 2011	51,586	$8.92	10.0 years	$274
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Balance at December 31, 2012	51,586	$8.92	9.0 years	$274

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of option activity and related information during 2010, 2011 and 2012 was as follows:

	Options	Weighted Average Exercise Price
Nonvested at January 1, 2010	30,311	$7.41
Granted	12,319	7.58
Vested	(14,869)	10.31
Forfeited or expired	—	—

Nonvested at December 31, 2010	27,761	$5.93
Granted	—	—
Vested	(12,639)	5.73
Forfeited or expired	—	—

Nonvested at December 31, 2011	15,122	$6.10
Granted	—	—
Vested	(11,017)	5.55
Forfeited or expired	—	—

Nonvested at December 31, 2012	4,105	$7.58

No options were granted or exercised during either of the years ended December 31, 2012 and 2011. The option exercises will be settled through the issuance of new shares of Class A common stock.

A summary of restricted stock units (“RSU”) activity and related information during the period was as follows:

	RSU’s with no vesting period	RSU’s with graded or cliff vesting period	Total
Balance at January 1, 2010	81,408	90,624	172,032
Granted	55,565	456,029	511,594
Converted to common stock	(58,170)	(44,097)	(102,267)
Forfeited or expired	—	—	—

Balance at December 31, 2010	78,803	502,556	581,359
Granted	12,030	1,804	13,834
Converted to common stock	—	(23,265)	(23,265)
Forfeited or expired	—	—	—

Balance at December 31, 2011	90,833	481,095	571,928
Granted	20,161	238,955	259,116
Dividend on unissued RSU’s	11,332	57,941	69.273
Converted to common stock	(4,822)	(117,228)	(122,050)
Forfeited or expired	—	(60,043)	(60,043)

Balance at December 31, 2012	117,504	600,720	718,224

As of December 31, 2012, there were 718,224 RSU’s outstanding, of which 369,308 units are treated as liability awards, which requires the remeasurement of fair value at the end of each reporting period until settlement. The liability awards were granted on December 14, 2010 with a cliff vesting on March 1, 2014. The

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

fair value of vested RSU’s was $1.8 million and $0.9 million at December 31, 2012 and December 31, 2011, respectively. The RSU exercises will be settled through the issuance of new shares of Class A common stock.

The weighted average remaining contractual term of the nonvested restricted stock units is 0.9 years as of December 31, 2012.

On March 1, 2013, the board of directors for the Company granted 221,706 restricted stock units with a fair value of $4.1 million in connection with the 2012 office and firm profit participation plans and other 2012 bonuses. 67,859 of these restricted stock units will vest in 2013.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31
	2012	2011
Furniture and equipment	$4,583	$4,294
Computer equipment	678	852
Capitalized software costs	475	496
Leasehold improvements	6,718	6,617

Subtotal	12,454	12,259
Less accumulated depreciation and amortization	(7,654)	(7,944)

	$4,800	$4,315

At December 31, 2012 and 2011, the Company has recorded capital leased office equipment within furniture and equipment of $1.1 million and $0.8 million, respectively, including accumulated amortization of $0.5 million and $0.3 million, respectively, which is included within depreciation and amortization expense on the accompanying consolidated statements of income. See Note 7 for discussion of the related capital lease obligations.

5.	Intangible Assets

The Company’s intangible assets are summarized as follows (in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Mortgage servicing rights	$30,644	$(12,845)	$17,799	$22,338	$(9,301)	$13,037
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$30,744	$(12,845)	$17,899	$22,438	$(9,301)	$13,137

As of December 31, 2012, 2011 and 2010, the Company serviced $31.3 billion, $27.2 billion and $25.1 billion, respectively, of commercial loans. The Company earned $14.0 million, $12.3 million and

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

$11.7 million in servicing fees and interest on float and escrow balances for the years ended December 31, 2012, 2011 and 2010, respectively. These revenues are recorded as capital markets services revenues in the consolidated statements of income.

The total commercial loan servicing portfolio includes loans for which there is no corresponding mortgage servicing right recorded on the balance sheet, as these servicing rights were assumed prior to January 1, 2007 and involved no initial consideration paid by the Company. The Company has recorded mortgage servicing rights of $17.8 million and $13.0 million on $24.1 billion and $18.7 billion, respectively, of the total loans serviced as of December 31, 2012 and 2011.

The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (CMBS), Freddie Mac and limited-service life company loans.

Changes in the carrying value of mortgage servicing rights for the years ended December 31, 2012 and 2011, and the fair value at the end of each year were as follows:

Category	12/31/11	Capitalized	Amortized	Sold / Transferred	12/31/12	FV at 12/31/12

Freddie Mac	$6,126	$7,000	$(1,431)	$(4,054)	$7,641	$7,812
CMBS	5,273	566	(1,294)	3,293	7,838	9,357
Life company	1,492	1,529	(1,000)	—	2,021	2,310
Life company — limited	146	278	(125)	—	299	369

Total	$13,037	$9,373	$(3,850)	$(761)	$17,799	$19,848

Category	12/31/10	Capitalized	Amortized	Sold / Transferred	12/31/11	FV at 12/31/11

Freddie Mac	$6,190	$4,131	$(1,296)	$(2,899)	$6,126	$6,583
CMBS	3,232	391	(822)	2,472	5,273	6,169
Life company	900	1,368	(708)	(68)	1,492	1,767
Life company — limited	91	135	(80)	—	146	242

Total	$10,413	$6,025	$(2,906)	$(495)	$13,037	$14,761

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $7.0 million and $4.1 million on $2.3 billion and $1.4 billion of loans, respectively, during the years ended December 31, 2012 and 2011, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration of $2.4 million and $1.9 million on $5.1 billion and $4.2 billion of loans, respectively, during the years ended December 31, 2012 and 2011. These amounts are recorded in Interest and other income, net in the consolidated statements of income. During each of 2012 and 2011, the Company sold the cashiering portion of certain Freddie Mac mortgage servicing rights. While the Company transferred the risks and rewards of ownership of the cashiering portion of the relevant mortgage servicing rights, the Company continues to perform limited servicing activities on these loans for a reduced market-based fee. Therefore, the remaining servicing rights were transferred to the CMBS servicing tranche. The net result of these transactions was the Company recording a gain in each of the years ended December 31, 2012 and 2011 of $3.8 million and $4.8 million, respectively, within interest and other income, net in the consolidated income statements.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Amortization expense related to intangible assets was $3.9 million, $2.9 million, and $2.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is reported in Depreciation and Amortization in the consolidated statements of income.

Estimated amortization expense for the next five years is as follows (in thousands):

2012	$4,371
2013	3,698
2014	2,828
2015	2,162
2016	1,722

The weighted-average remaining life of the mortgage servicing rights intangible asset was 6.0 and 5.7 years at December 31, 2012 and 2011, respectively.

6.	Fair Value Measurement

ASC Topic 820, Fair Value Measurement (ASC 820) establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into the following three levels: Level 1 inputs which are quoted market prices in active markets for identical assets or liabilities; Level 2 inputs which are observable market-based inputs or unobservable inputs corroborated by market data for the asset or liability; and Level 3 inputs which are unobservable inputs based on our own assumptions that are not corroborated by market data. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

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

As of December 31, 2012 and 2011, the Company did not have any assets or liabilities recognized at fair value on a recurring basis.

In accordance with GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and mortgage notes receivable. The mortgage servicing rights were not measured at fair value during 2012 as the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at December 31, 2012. See Note 5 for further discussion on the assumptions used in valuing the mortgage servicing rights and impact on earnings during the period. The fair value of the mortgage notes receivable was based on prices observable in the market for similar loans and equaled carrying value at December 31, 2012 and 2011. Therefore, no lower of cost or fair value adjustment was required.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of December 31, 2012 (in thousands):

		December 31, 2012 Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring fair value measurements
Mortgage notes receivable	$261,272	$—	$261,272	$—
Mortgage servicing rights	17,799	—	—	19,848

Total nonrecurring fair value measurements	$279,071	$—	$261,272	$19,848

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of December 31, 2011 (in thousands):

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

Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of December 31, 2012 and 2011 are as follows:

	As of December 31,
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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

7.	Capital Lease Obligations and Letters of Credit

(a)    Capital Lease Obligation

Capital lease obligations consist of the following at December 31, 2012 and 2011 (in thousands):

	December 31
	2012	2011
Capital lease obligations	$578	$569
Less current maturities	299	269

	$279	$300

Capital lease obligations consist primarily of office equipment leases that expire at various dates through April 2017. A summary of future minimum lease payments under capital leases at December 31, 2012 is as follows (in thousands):

2013	$299
2014	191
2015	51
2016	30
2017	7

$578

(b)    Letters of Credit

As of December 31, 2012, the Company had no outstanding letters of credit. As of December 31, 2011, the Company had one outstanding letter of credit of approximately $0.1 million as security for one lease. The letter of credit was originally set to expire in October 2012; however, the underlying lease to which this letter of credit relates was terminated in March 2012, and the letter of credit was released and the related funds returned to the Company.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

8.	Warehouse Line of Credit

HFF LP maintains two uncommitted warehouse revolving lines of credit for the purpose of funding the Freddie Mac mortgage loans that it originates in connection with its services as a Freddie Mac Multifamily Program Plus® Seller/Servicer. The Company is a party to an uncommitted $350 million financing arrangement with PNC Bank, N.A. (PNC) and an uncommitted $75 million financing arrangement with The Huntington National Bank (Huntington). On April 23, 2012, HFF LP entered into a fourth amended and restated line of credit with Huntington which provided for an additional $25 million of availability ($100 million in total), upon election of HFF LP, for a four consecutive month period commencing after June 30, 2012 and ending December 31, 2012. HFF LP did not utilize this election. HFF LP’s warehouse line of credit with PNC originally provided for $175 million of availability. In May 2011, availability under the PNC line increased to $250 million and in June 2012 the availability increased to $350 million.

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington National Bank financing arrangements are only for the purpose of supporting the Company’s participation in Freddie Mac’s Program Plus Seller Servicer program and cannot be used for any other purpose. As of December 31, 2012 and December 31, 2011, HFF LP had $261.3 million and $154.4 million, respectively, outstanding on the warehouse lines of credit and a corresponding amount of mortgage notes receivable. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (0.21% and 0.28% at December 31, 2012 and December 31, 2011, respectively) plus a spread. HFF LP is also paid interest on its loans secured by multifamily loans at the rate in the Freddie Mac note.

9.	Lease Commitments

The Company leases various corporate offices, parking spaces, and office equipment under noncancelable operating leases. These leases have initial terms of one to ten years. Several of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $6.4 million, $5.3 million, and $5.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is recorded within occupancy expense in the consolidated statements of income.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (in thousands):

2013	$6,003
2014	4,878
2015	4,106
2016	3,281
2017	2,558
Thereafter	4,981

$25,807

The Company subleases certain office space to subtenants, some of which may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company also leases certain office equipment under capital leases that expire at various dates through 2017. See Note 4 and Note 7 for further description of the assets and related obligations recorded under these capital leases at December 31, 2012 and 2011, respectively.

HFF Holdings is not an obligor under, nor does it guarantee, any of the Company’s leases.

10.	Retirement Plan

The Company maintains a retirement savings plan for all eligible employees, in which employees may make deferred salary contributions up to the maximum amount allowable by the IRS. After-tax contributions may also be made up to 50% of compensation. The Company makes matching contributions equal to 50% of the first 6% of both deferred and after-tax salary contributions, up to a maximum of $5,000. Between April 1, 2009 and September 1, 2010, the matching contributions were suspended by the Company. Effective September 1, 2010, the Company reinstated the matching contributions with the same criteria in effect prior to its suspension. During 2008 and 2009, any employee that was involuntarily terminated was vested at 100% in the Company’s matching contributions made through the termination date due to the 401(k) partial plan guidelines. The Company’s contributions charged to expense for the plan were $1.6 million, $1.4 million, and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

11.	Servicing

The Company services commercial real estate loans for investors. The servicing portfolio totaled $31.3 billion, $27.2 billion, and $25.1 billion at December 31, 2012, 2011 and 2010, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At December 31, 2012, 2011 and 2010, the funds held in escrow totaled $172.9 million, $126.6 million and $108.3 million, respectively. These funds, and the offsetting obligations, are not presented in the Company’s financial statements as they do not represent assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of income.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

13.	Income Taxes

Income tax expense includes current and deferred taxes as follows (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2012:
Federal	$13,142	$(7,554)	$5,588
State	3,178	(105)	3,073

	$16,320	$(7,659)	$8,661

	Current	Deferred	Total
Year Ended December 31, 2011:
Federal	$5,734	$15,735	$21,469
State	2,211	(1,309)	902

	$7,945	$14,426	$22,371

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the year ended December 31, 2012 and 2011 (dollars in thousands):

	Dec. 31, 2012	Dec. 31, 2011
Pre-tax book income	$52,766	$64,421
Less: pre-tax income allocated to noncontrolling interest holder	(246)	(2,044)

Pre-tax book income after noncontrolling interest	$52,520	$62,377

	December 31,
	2012		2011
Income Tax expense		Rate		Rate
Taxes computed at federal rate	$18,382	35.0%	$21,832	35.0%
State and local taxes, net of federal tax benefit	3,433	6.5%	3,287	5.3%
Effect of deferred tax rate change	976	1.9%	(3,475)	(5.6)%
Effect of change in valuation allowance	(21,087)	(40.1)%	(1,058)	(1.7)%
Change in income tax benefit payable to stockholder	6,075	11.6%	1,361	2.2%
Change in state net operating loss	(200)	(0.4)%	(55)	(0.1)%
Compensation limitation	490	0.9%	—	0.0%
Stock compensation	—	0.0%	41	0.1%
Meals and entertainment	582	1.1%	437	0.7%
Other	10	0.0%	1	0.0%

	$8,661	16.5%	$22,371	35.9%

Total income tax expense recorded for the year ended December 31, 2012 and 2011, included income tax expense of $3,000 and $13,000, respectively, of state and local taxes on income allocated to the noncontrolling interest holder, which represents 0.01% and 0.02% of the total effective rate, respectively.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred income tax assets and liabilities consist of the following at December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Deferred income tax assets:
Section 754 election tax basis step-up	$169,487	$176,365
Tenant improvements	2,232	1,882
Net operating loss carryforward	1,212	1,144
Restricted stock units	2,572	1,144
Compensation	3,736	4,369
Intangible asset	548	857
Tax credits	123	123
Other	278	205

	180,188	186,089
Less: valuation allowance	—	(21,902)

Deferred income tax asset	180,188	164,187
Deferred income tax liabilities:
Goodwill	(1,270)	(1,248)
Servicing rights	(6,750)	(4,829)
Deferred rent	(1,653)	(1,473)
Investment in partnership	(586)	(857)

Deferred income tax liability	(10,259)	(8,407)

Net deferred income tax asset	$169,929	$155,780

The primary deferred tax asset represents a tax basis step-up election under Section 754 of the Internal Revenue Code, as amended (“Section 754”), made by HFF, Inc. relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for the Company’s Class A common stock since the date of the Reorganization Transactions. As a result of the step-up in basis from these transactions, the Company is entitled to annual future tax benefits in the form of amortization for income tax purposes. During 2012, the deferred tax asset for the Section 754 election tax basis step-up increased $6.5 million due to the exchanges of Operating Partnership units for the Company’s Class A common stock. The annual pre-tax benefit on the Section 754 basis step-up and past payments under the tax receivable agreement was approximately $27.8 million at December 31, 2012. To the extent that the Company does not have sufficient taxable income in a year to fully utilize this annual deduction, the unused benefit is recharacterized as a net operating loss and can then be carried back two years or carried forward for twenty years. The Company measured the deferred tax asset based on the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships utilizing the enacted tax rates at the date of the transaction. In accordance with ASC 740, the tax effects of transactions with shareholders that result in changes in the tax basis of a company’s assets and liabilities are recognized in equity. The Company initially recorded a valuation allowance on a portion of the recognized deferred tax assets recorded in connection with the Reorganization Transactions and the subsequent exercise of exchange rights due to the uncertainty in the timing and level of tax benefits that would be realized when payments are made to HFF Holdings under the Tax Receivable Agreement (see further discussion below). Prior to the fourth quarter of 2012, a valuation allowance was established on a portion of the deferred tax assets from the Section 754 step-up. In the fourth quarter of 2012, the Company determined based on its analysis that the valuation allowance on the deferred tax assets was no longer required and therefore reversed this allowance. Changes in the measurement of

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

the deferred tax assets or the valuation allowance due to changes in the enacted tax rates upon the finalization of the income tax returns for the year of the exchange transaction are recorded in equity. All subsequent changes in the measurement of the deferred tax assets due to changes in the enacted tax rates or changes in the valuation allowance are recorded as a component of income tax expense.

In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. In order to realize the annual pre-tax benefit of approximately $27.8 million, the Company needs to generate approximately $204 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit of $27.8 million each year, the shortfall becomes a net operating loss that can be carried back two years to offset prior years’ taxable income or carried forward 20 years to offset future taxable income. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets resulting from the basis step up transactions (initial sale of units in the Operating Partnerships and subsequent exchanges of Operating Partnership units since the date of the Reorganization Transactions). The combined federal and state tax effected net operating loss carryforwards of $1.2 million at December 31, 2012 represent the cumulative excess of the Section 754 annual tax deductions over taxable income for 2012 and prior years. The use of the net operating loss is subject to limitation under Section 382 of the Internal Revenue Code, as amended. The limitation on the use of the net operating loss in 2012 is $1.2 million, which can be used in future years. The net operating loss limitation does not impact the Company’s ability to fully utilize the net operating loss before its expiration. The federal net operating loss carryforwards expire from 2028 to 2030 while the state net operating loss carryforwards expire from 2015 through 2030.

The Company will recognize interest and penalties related to unrecognized tax benefits in interest and other income, net in the consolidated statements of income. There were no interest or penalties recorded in the twelve months ended December 31, 2012 or December 31, 2011.

Tax Receivable Agreement

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007 and intend to keep that election in effect for each taxable year in which an exchange of Operating Partnership partnership units for shares of the Company’s Class A common stock occurred. The initial sale as a result of the offering and the subsequent exchanges of partnership units increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of future tax payments to the extent that the Company has future taxable income. During 2012, the deferred tax asset for the Section 754 election tax basis step-up increased $6.5 million due to the exchanges of Operating Partnership units for the Company’s Class A common stock. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $6.5 million and has recorded this amount as a deferred tax asset on its consolidated balance sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2012 and 2011. The Company is obligated, however, pursuant to its Tax Receivable Agreement with HFF Holdings, to pay to HFF Holdings, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company accounts for the income tax effects and corresponding tax receivable agreement effects as a result of the initial purchase and the sale of units of the Operating Partnerships in connection with the Reorganization Transactions and exchanges of Operating Partnership units for the Company’s Class A shares by recognizing a deferred tax asset for the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships, based on enacted tax rates at the date of the transaction, less any tax valuation allowance the Company believes is required. In accordance with ASC 740, the tax effects of transactions with shareholders that result in changes in the tax basis of a company’s assets and liabilities will be recognized in equity. If transactions with shareholders result in the recognition of deferred tax assets from changes in the company’s tax basis of assets and liabilities, the valuation allowance initially required upon recognition of these deferred assets will be recorded in equity. Subsequent changes in enacted tax rates or any valuation allowance are recorded as a component of income tax expense.

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

While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the payments that will be made to HFF Holdings will be $154.9 million and has recorded this obligation to HFF Holdings as a liability on the consolidated balance sheet. During the year ended December 31, 2012, the tax rates used to measure the deferred tax assets were updated which resulted in a decrease of deferred tax assets of $1.2 million and the valuation allowance was reversed which resulted in an increase of deferred tax assets of $21.9 million, which collectively resulted in an increase in the payable under the tax receivable agreement of $17.4 million. In addition, during the year ended December 31, 2011, the tax rates used to measure the deferred tax assets were updated which resulted in an increase of deferred tax assets of $4.6 million, which resulted in an increase in the payable under the tax receivable agreement of $3.9 million. To the extent the Company does not realize all of the tax benefits in future years, this liability to HFF Holdings may be reduced.

In conjunction with the filing of the Company’s 2011 federal and state tax returns, the benefit for 2011 relating to the Section 754 basis step-up was finalized resulting in $20.9 million in tax benefits realized by the Company for 2011. As discussed above, the Company is obligated to remit to HFF Holdings 85% of any such cash savings in federal and state tax. As such, during August 2012, the Company paid $17.7 million to HFF Holdings under this tax receivable agreement. In conjunction with filing of the Company’s 2010 federal and state tax returns, the benefit for 2010 relating to the Section 754 basis step-up was finalized resulting in $7.4 million of tax benefits being realized by the Company for 2010. As such during 2011, the Company paid $6.3 million to HFF Holdings under the tax receivable agreement. As of December 31, 2012, the Company has made payments to HFF Holdings pursuant to the terms of the tax receivable agreement in an aggregate amount of approximately $31.5 million and the Company anticipates to make a payment of approximately $9.9 million to HFF Holdings in 2013.

14.	Noncontrolling Interest

Noncontrolling interest recorded in the consolidated financial statements of HFF, Inc. relates to the ownership interest of HFF Holdings in the Operating Partnerships that HFF Holdings held prior to August 31,

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

2012. As a result of the Reorganization Transactions discussed in Note 1, partners’ capital was eliminated from equity and a noncontrolling interest of $6.4 million was recorded representing HFF Holdings remaining interest in the Operating Partnerships following the initial public offering and the underwriters’ exercise of the overallotment option on February 21, 2007, along with HFF Holdings’ proportional share of net income earned by the Operating Partnerships subsequent to the change in ownership. As discussed in Note 1, HFF, Inc. is a holding company and, as such, does not generate income other than through its proportional share of net income earned by the Operating Partnerships. However, HFF, Inc. does incur certain costs which are not allocated or shared with the Operating Partnerships or their direct or indirect partners (including, prior to August 31, 2012, HFF Holdings) and, therefore, the net income as shown on the consolidated statements of income is not proportionately shared between the noncontrolling interest holder and the controlling interest holder.

As a result of the Reorganization Transactions, HFF Holdings beneficially owned 20,355,000 partnership units in each of the Operating Partnerships. Pursuant to the terms of HFF, Inc.’s amended and restated certificate of incorporation, HFF Holdings was entitled from time to time to exchange, subject to certain restrictions, its partnership units in the Operating Partnerships for shares of the Company’s Class A common stock on the basis of two partnership units, one for each Operating Partnership, for one share of Class A common stock, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The table below sets forth the noncontrolling interest amount recorded during the years ending December 31, 2012 and 2011, which includes the exchange of 845,947 partnership units for 845,947 shares of Class A common stock during the three months ended March 31, 2012, 18,000 partnership units for 18,000 shares of Class A common stock during the three months ended June 30, 2012, 133,142 partnership units for 133,142 shares of Class A common stock during the three months ended September 30, 2012, 1,113,691 partnership units for 1,113,691 shares of Class A common stock during the three months ended March 31, 2011, and 25,444 partnership units for 25,444 shares of Class A common stock during the three months ended December 31, 2011 (dollars in thousands).

	Three Months Ended 3/31/12		Three Months Ended 6/30/12		Three Months Ended 9/30/12		Three Months Ended 12/31/12		Year Ended 12/31/12
Net income from operating partnerships	$6,124		$19,039		$17,083		$29,402		$71,648
Noncontrolling interest ownership percentage	(A	)	(B	)	(C	)	0.00%

Noncontrolling interest	$121		$75		$47		$—		$243

	Three Months Ended 3/31/11		Three Months Ended 6/30/11		Three Months Ended 9/30/11		Three Months Ended 12/31/11		Year Ended 12/31/11
Net income from operating partnerships	$7,753		$22,733		$17,562		$22,529		$70,577
Noncontrolling interest ownership percentage	(D	)	2.78%		2.78%		(E	)

Noncontrolling interest	$297		$632		$488		$614		$2,031

(A)

During the three months ending March 31, 2012, the ownership of the Operating Partnerships changed due to the exercise of exchange rights of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 2.71% during January and February 2012 and 0.43% during March 2012.

(B)

During the three months ending June 30, 2012, the ownership of the Operating Partnerships changed due to the exercise of exchange rights of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 0.41% during April 2012, 0.39% during May 2012 and 0.38% during June 2012.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

(C)

During the three months ending September 30, 2012, the ownership of the Operating Partnerships changed due to the exercise of exchange rights of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 0.36% during July and August 2012 and 0.00% during September 2012.

(D)

During the three months ending March 31, 2011, the ownership of the Operating Partnerships changed due to the exercise of exchange rights of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 5.8% during January and February 2011 and 2.8% during March 2011.

(E)

During the three months ending December 31, 2011, the ownership of the Operating Partnerships changed due to the exercise of exchange rights of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 2.8% during October 2011 and 2.7% during November and December 2011.

On September 30, 2009, a Registration Statement on Form S-3 relating to the offering and sale from time to time by the members of HFF Holdings of the 20,355,000 shares of Class A common stock exchangeable for the 20,355,000 partnership units in each of the Operating Partnerships beneficially owned by members of HFF Holdings immediately following the Reorganization Transactions became effective. At December 31, 2012, all such 20,355,000 partnership units had been exchanged for an equal amount of shares of the Company’s Class A common stock pursuant to the Exchange Right. After giving effect to these changes, HFF Holdings owned 0% of the Operating Partnerships and the Company, through its wholly-owned subsidiaries, became on August 31, 2012, and continues to be, the only equity holder of the Operating Partnerships.

As a result of the Reorganization Transactions, HFF Holdings was issued one share of the Company’s Class B common stock. Class B common stock had no economic rights but entitled the holder to a number of votes that is equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings held in the Operating Partnerships, as of the relevant record date for the HFF, Inc. stockholder action, were exchangeable. Since all of the partnership units had been exchanged as of August 31, 2012, the Class B common stock was transferred to the Company and retired on August 31, 2012 in accordance with the Company’s certificate of incorporation.

15.	Stockholders Equity

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share, and one share of Class B common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. As part of the Reorganization Transactions, HFF Holdings was issued one share of Class B common stock. Class B common stock had no economic rights but entitled the holder to a number of votes equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings held in the Operating Partnerships, as of the relevant record date for the HFF, Inc. stockholder action, were exchangeable. Holders of Class A and Class B common stock voted together as a single class on all matters presented to the stockholders for their vote or approval. Since all of the partnership units have been exchanged as of August 31, 2012, the Class B common stock was transferred to the Company and retired on August 31, 2012 in accordance with the Company’s certificate of incorporation. The Company had issued 37,221,461 and 36,102,322 shares of Class A common stock and zero and 1 share of Class B common stock as of December 31, 2012 and December 31, 2011, respectively.

On November 30, 2012, the Company’s board of directors declared a special cash dividend of $1.52 per share of Class A common stock to stockholders of record on December 10, 2012. The aggregate dividend payment was paid on December 20, 2012 and totaled approximately $56.3 million based on the number of shares of Class A common stock then outstanding. Additionally, 69,273 restricted stock units (dividend units) were granted for those unvested and vested but not issued restricted stock units as of the record date of December 10, 2012. These dividend units follow the same vesting terms as the underlying restricted stock units. The Company has not otherwise declared any dividends on any class of its common stock since its initial public offering.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

16.	Earnings Per Share

The Company’s net income and weighted average shares outstanding for the years ended December 31, 2012 and 2011, consists of the following (dollars in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Net income	$44,105	$42,050
Net income attributable to controlling interest	$43,862	$40,019
Weighted Average Shares Outstanding:
Basic	36,917,096	35,867,610
Diluted	37,151,792	36,125,173

The calculations of basic and diluted net income per share amounts for the years ended December 31, 2012 and 2011 are described and presented below.

Basic Net Income per Share

Numerator — net income attributable to the controlling interest for the three and twelve months ended December 31, 2012 and 2011, respectively.

Denominator — the weighted average shares of Class A common stock for the three and twelve months ended December 31, 2012 and 2011, including 117,504 and 90,833 restricted stock units that have vested and whose issuance is no longer contingent as of December 31, 2012 and 2011, respectively.

Diluted Net Income per Share

Numerator — net income attributable to controlling interest for the three and twelve month periods ended December 31, 2012 and 2011 as in the basic net income per share calculation described above plus income allocated to noncontrolling interest holder upon assumed exercise of exchange rights.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Denominator — the weighted average shares of Class A common stock for the three and twelve months ended December 31, 2012 and 2011, including 117,504 and 90,833 restricted stock units that have vested and whose issuance is no longer contingent as of December 31 2012 and 2011, respectively, plus the dilutive effect of the unrestricted stock units, stock options, and the issuance of Class A common stock upon the exercise of the Exchange Right by HFF Holdings.

	Three Months Ended December 31, 2012	Year Ended December 31, 2012	Three Months Ended December 31, 2011	Year Ended December 31, 2011
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common stockholders	$19,647	$43,862	$12,662	$40,019
Denominator:
Weighted average number of shares of Class A common stock outstanding	37,171,214	36,917,096	36,066,224	35,867,610
Basic net income per share of Class A common stock	$0.53	$1.19	$0.35	$1.12
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common stockholders	$19,647	$43,862	$12,662	$40,019
Add — dilutive effect of:
Income allocated to noncontrolling interest holder upon assumed exercise of exchange right	—	—	—	—
Denominator:
Basic weighted average number of shares of Class A common stock	37,171,214	36,917,096	36,066,224	35,867,610
Add — dilutive effect of:
Unvested restricted stock units	343,136	217,907	251,884	239,592
Stock options	17,057	16,789	15,979	17,971
Noncontrolling interest holder exchange right	—	—	—	—
Weighted average common shares outstanding — diluted	37,531,407	37,151,792	36,334,087	36,125,173
Diluted earnings per share of Class A common stock	$0.52	$1.18	$0.35	$1.11

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

17.	Concentrations

A significant portion of the Company’s capital markets services revenues is derived from transactions involving commercial real estate located in specific geographic areas. During 2012, approximately 25.4%, 13.2%, 6.5%, 5.4%, 5.2%, 5.0% and 6.1% of the Company’s capital markets services revenues were derived from transactions involving commercial real estate located in Texas, California, Florida, Massachusetts, New York, Illinois and the region consisting of the District of Columbia, Maryland and Virginia, respectively. During 2011, approximately 23.7%, 8.4%, 7.1%, 5.6%, 5.5% and 8.8% of the Company’s capital markets services revenues was derived from transactions involving commercial real estate located in Texas, California, Florida, New York, Illinois and the region consisting of the District of Columbia, Maryland and Virginia, respectively. As a result, a significant portion of the Company’s business is dependent on the economic conditions in general and the markets for commercial real estate in these areas.

18.	Related Party Transactions

The Company made payments on behalf of two affiliates, HFF Holdings and Holdings Sub (the “Holdings Affiliates”), of $4,222 and $196,227 during the year ended December 31, 2012. The Holdings Affiliates paid $299,159 of the intercompany balance to the Company during the year ended December 31, 2012. The Company made payments on behalf of the Holdings Affiliates of $2,918 and $200,879 during the year ended December 31, 2011. These payments by the Company are primarily for professional services fees and other miscellaneous operating expenses on behalf of the Holdings Affiliates. The Company had a net receivable from the Holdings Affiliates of approximately $124,000 and $223,000 as of December 31, 2012 and 2011, respectively.

As a result of the Company’s initial public offering, the Company entered into a tax receivable agreement with HFF Holdings that provides for the payment by the Company to HFF Holdings of 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increase in tax basis of the assets owned by HFF LP and HFF Securities and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. As members of HFF Holdings, each of John Pelusi, the Company’s chief executive officer, Mark Gibson and Jody Thornton, each a member of the Company’s board of directors and a transaction professional of the Operating Partnerships, and John Fowler, a current director emeritus of the Company’s board of directors and a transaction professional of the Operating Partnerships, is entitled to participate in such payments, in each case on a pro rata basis based upon such person’s ownership of interests in each series of tax receivable payments created by the initial public offering or subsequent exchange of Operating Partnership units. During the third quarter of 2012, Messrs. Pelusi, Fowler, Gibson and Thornton received payments of $1.4 million, $1.1 million, $1.4 million and $1.4 million in connection with the Company’s payment of $17.7 million to HFF Holdings under the tax receivable agreement. During the third quarter of 2011, Messrs. Pelusi, Fowler, Gibson and Thornton received payments of $0.5 million, $0.4 million, $0.5 million and $0.5 million in connection with the Company’s payment of $6.3 million to HFF Holdings under the tax receivable agreement. The Company will retain the remaining 15% of cash savings, if any, in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities allocable to the Company as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the offering and will continue until all such tax benefits have been utilized or have expired. See Note 13 for further information regarding the tax receivable agreement and Note 19 for the amount recorded in relation to this agreement.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. During the year ended December 31, 2012, the Company paid HFF Holdings $17.7 million, which represents 85% of the actual cash savings realized by the Company in 2011. During the year ended December 31, 2011, the Company paid HFF Holdings $6.3 million, which represents 85% of the actual cash savings realized by the Company in 2010. The Company has recorded $154.9 million and $149.8 million for this obligation to HFF Holdings as a liability on the consolidated balance sheets as of December 31, 2012 and 2011, respectively. The Company anticipates making a payment to HFF Holdings of approximately $9.9 million in 2013.

In recent years, the Company has entered into arrangements with newly-hired producers whereby these producers would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the producers only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2013 through 2015. Currently, the Company cannot reasonably estimate the amounts that would be payable under all of these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the producers achieving the performance targets and the probability of each of the producers signing an employment agreement. As of December 31, 2012, $2.9 million has been accrued for these arrangements on the consolidated balance sheet.

20.	Selected Quarterly Financial Data (unaudited, in thousands except for per share data)

	Quarter Ended
2012	March 31	June 30	September 30	December 31
Net revenue	$51,878	$66,754	$69,039	$97,303
Operating income	2,756	13,466	12,331	21,564
Interest and other income, net	2,836	5,300	4,407	7,506
Increase in payable under the tax receivable agreement	(9)	—	(1,204)	(16,145)
Net income	3,397	10,930	10,131	19,647
Net income attributable to controlling interest	3,276	10,855	10,084	19,647
Per share data (1)
Basic earnings per share	$0.09	$0.29	$0.27	$0.53
Diluted earnings per share	$0.09	$0.29	$0.27	$0.52

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Quarter Ended
2011	March 31	June 30	September 30	December 31
Net revenue	$41,936	$72,897	$63,907	$75,939
Operating income	4,311	16,750	13,941	18,370
Interest and other income, net	2,867	5,361	3,036	3,704
Increase in payable under the tax receivable agreement	—	—	(3,680)	(210)
Net income	4,347	13,488	10,939	13,276
Net income attributable to controlling interest	4,049	12,857	10,451	12,662
Per share data (1)
Basic earnings per share	$0.11	$0.36	$0.29	$0.35
Diluted earnings per share	$0.11	$0.35	$0.29	$0.35

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2012, our current disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s report on internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.

Item 9B.    Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2012.

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

The following table provides information as of December 31, 2012 with respect to shares of the Company’s Class A common stock that may be issued under its 2006 Omnibus Incentive Compensation Plan:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	769,430	$11.07	2,309,073
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	769,430	$11.07	2,309,073

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)(2) The financial statements and financial statement schedules filed as part of this Annual Report are set forth under Item 8. Reference is made to the index on page 49. All schedules are omitted because they are not applicable, not required or the information appears in the Company’s consolidated financial statements or notes thereto.

(3) Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2013.

HFF, INC.

By:	/s/ John H. Pelusi, Jr.
John H. Pelusi, Jr. Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John H. Pelusi, Jr. John H. Pelusi, Jr.	Chief Executive Officer, Director and Executive Managing Director (Principal Executive Officer)	March 15, 2013

/s/ Gregory R. Conley Gregory R. Conley	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2013

/s/ Mark D. Gibson Mark D. Gibson	Director	March 15, 2013

/s/ Deborah H. McAneny Deborah H. McAneny	Director	March 15, 2013

/s/ Susan P. McGalla Susan P. McGalla	Director	March 15, 2013

/s/ George L. Miles, Jr. George L. Miles, Jr.	Director	March 15, 2013

/s/ Morgan K. O’Brien Morgan K. O’Brien	Director	March 15, 2013

/s/ Lenore M. Sullivan Lenore M. Sullivan	Director	March 15, 2013

/s/ Joe B. Thornton, Jr. Joe B. Thornton, Jr.	Director	March 15, 2013

/s/ Steven E. Wheeler Steven E. Wheeler	Director	March 15, 2013

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

10.11

Employment Agreement between the Registrant and John H. Pelusi, Jr., dated January 30, 2007 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

10.12

First Amendment to Amended and Restated Employment Agreement, by and between John H. Pelusi, Jr., and Holliday Fenoglio Fowler, L.P. dated June 30, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33280) filed with the SEC on June 30, 2010)

10.13

Employment Agreement between the Registrant and Gregory R. Conley, dated January 30, 2007 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

10.14

Employment Agreement between the Registrant and Nancy Goodson, dated January 30, 2007 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

10.15

Form of Contribution Agreement with John H. Pelusi, Jr., John P. Fowler, Mark D. Gibson, Deborah H. McAneny, Susan P. McGalla, George L. Miles, Jr., Morgan K. O’Brien, Lenore M. Sullivan, Joe B. Thornton, Jr. and Steven E. Wheeler (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33280) filed with the SEC on March 17, 2008)

21.1

Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002