Form 10-Q
period 2013-06-30
HFF, Inc.
filed 2013-08-01
CIK 1380509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding as of July 26, 2013 was 37,248,416 shares.

HFF, INC. AND SUBSIDIARIES

June 30, 2013

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

SPECIAL NOTE REGARDING THE REGISTRANT

In connection with our initial public offering of our Class A common stock in February 2007, we effected a reorganization of our business, which had previously been conducted through HFF Holdings LLC (“HFF Holdings”) and certain of its wholly-owned subsidiaries, including Holliday Fenoglio Fowler, L.P. and HFF Securities L.P. (together, the “Operating Partnerships”) and Holliday GP Corp. (“Holliday GP”). In the reorganization, HFF, Inc., a newly-formed Delaware corporation, purchased from HFF Holdings all of the shares of Holliday GP, which is the sole general partner of each of the Operating Partnerships, and approximately 44.7% of the partnership units in each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP) in exchange for the net proceeds from the initial public offering and one share of Class B common stock of HFF, Inc. Following this reorganization, HFF, Inc. became and continues to be a holding company holding partnership units in the Operating Partnerships and all of the outstanding shares of Holliday GP. As of August 31, 2012, HFF Holdings had exchanged all of the remaining partnership units in each of the Operating Partnerships for shares of Class A common stock of the Company pursuant to the Exchange Right (as defined in this Quarterly Report on Form 10-Q). As of August 31, 2012 and continuing through the filing date of this Quarterly Report on Form 10-Q, HFF, Inc. through its wholly-owned subsidiaries, holds 100% of the partnership units in the Operating Partnerships and is the only equity holder of the Operating Partnerships. Since all of the partnership units had been exchanged, the Class B common stock was transferred to the Company and retired on August 31, 2012 in accordance with the Company’s certificate of incorporation. We refer to these transactions collectively in this Quarterly Report on Form 10-Q as the “Reorganization Transactions.” Unless we state otherwise, the information in this Quarterly Report on Form 10-Q gives effect to these Reorganization Transactions.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HFF, Inc.

Consolidated Balance Sheets

(Dollars in Thousands)

(Current period unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$138,184	$126,331
Accounts receivable	2,049	1,784
Receivable from affiliate (Note 16)	—	124
Mortgage notes receivable (Note 6)	62,910	261,272
Prepaid taxes	2,848	828
Prepaid expenses and other current assets	2,974	1,749
Deferred tax asset, net	2,434	4,052

Total current assets, net	211,399	396,140
Property and equipment, net (Note 4)	4,739	4,800
Deferred tax asset, net	160,607	165,877
Goodwill	3,712	3,712
Intangible assets, net (Note 5)	16,951	17,899
Other noncurrent assets	760	771

Total Assets	$398,168	$589,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$289	$299
Warehouse line of credit (Note 8)	62,910	261,272
Accrued compensation and related taxes	33,566	35,597
Accounts payable	861	1,344
Payable under tax receivable agreement (Note 12)	10,258	9,919
Other current liabilities	1,934	9,926

Total current liabilities	109,818	318,357
Deferred rent credit	4,175	4,516
Payable under the tax receivable agreement, less current portion (Note 12)	145,025	145,025
Long-term debt, less current portion (Note 7)	265	279

Total liabilities	259,283	468,177
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 authorized; 37,498,796 and 37,221,461 shares issued, respectively; 37,248,416 and 37,063,844 shares outstanding, respectively	372	371
Treasury stock, 250,380 and 157,617 shares at cost, respectively	(2,760)	(1,055)
Additional paid-in-capital	75,418	71,267
Retained earnings	65,855	50,439

Total equity	138,885	121,022

Total liabilities and stockholders’ equity	$398,168	$589,199

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Income

(Dollars in Thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Capital markets services revenue	$79,999	$64,895	$132,963	$115,450
Interest on mortgage notes receivable	475	1,332	1,320	2,323
Other	534	527	940	859

	81,008	66,754	135,223	118,632
Expenses
Cost of services	46,592	37,487	81,434	69,854
Personnel	8,462	5,595	17,194	12,379
Occupancy	2,159	2,171	4,295	4,027
Travel and entertainment	2,249	1,950	4,568	3,722
Supplies, research, and printing	1,273	1,275	2,403	2,751
Insurance	492	435	988	858
Professional fees	924	982	1,932	1,973
Depreciation and amortization	2,008	1,318	3,596	2,834
Interest on warehouse line of credit	284	832	835	1,480
Other operating	1,155	1,243	2,689	2,532

	65,598	53,288	119,934	102,410
Operating income	15,410	13,466	15,289	16,222
Interest and other income, net	6,424	5,300	10,611	8,136
Interest expense	(9)	(12)	(18)	(21)
(Increase) decrease in payable under the tax receivable agreement	(339)	—	(339)	(9)

Income before income taxes	21,486	18,754	25,543	24,328
Income tax expense	8,386	7,824	10,127	10,001

Net income	13,100	10,930	15,416	14,327
Net income attributable to noncontrolling interest	—	75	—	196

Net income attributable to controlling interest	$13,100	$10,855	$15,416	$14,131

Earnings per share - Basic and Diluted
Income available to HFF, Inc. common stockholders - Basic	$0.35	$0.29	$0.41	$0.38
Income available to HFF, Inc. common stockholders - Diluted	$0.35	$0.29	$0.41	$0.38

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars in Thousands, except share data)

(Unaudited)

	Controlling Interest
	Common Stock		Treasury Stock		Additional
					Paid in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity
Stockholders’ equity, December 31, 2012	37,063,844	$371	157,617	$(1,055)	$71,267	$50,439	$—	$121,022
Stock compensation and other, net	—	—	—	—	3,660	—	—	3,660
Excess tax benefits from share-based award activities	—	—	—	—	491	—	—	491
Issuance of Class A common stock, net	277,335	2	—	—	—	—	—	2
Repurchase of Class A common stock	(92,763)	(1)	92,763	(1,705)	—	—	—	(1,706)
Net income	—	—	—	—	—	15,416	—	15,416

Stockholders’ equity, June 30, 2013	37,248,416	$372	250,380	$(2,760)	$75,418	$65,855	$—	$138,885

	Controlling Interest
	Common Stock		Treasury Stock		Additional
					Paid in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity
Stockholders’ equity, December 31, 2011	35,983,965	$360	118,357	$(490)	$64,049	$62,914	$3,567	$130,400
Stock compensation and other, net	—	—	—	—	2,886	—	—	2,886
Issuance of Class A common stock, net (1)	985,997	9	—	—	2,227	—	(2,286)	—
Repurchase of Class A common stock	(39,260)	—	39,260	(565)	—	—	—	(565)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	778	—	—	778
Distributions	—	—	—	—	—	—	(1,046)	(1,046)
Net income	—	—	—	—	—	14,131	196	14,327

Stockholders’ equity, June 30, 2012	36,930,702	$369	157,617	$(1,055)	$69,990	$77,045	$431	$146,780

(1)	Includes the effect of the exchange of the Operating Partnerships units by HFF Holdings and the effect of the timing of the tax distribution payments on the ownership of the Operating Partnerships.

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

(Dollars In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income	$15,416	$14,327
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	3,203	1,842
Excess tax benefits from share-based award activities	(491)	—
Deferred taxes	6,888	7,107
Increase (decrease) in payable under the tax receivable agreement	339	9
Depreciation and amortization:
Property and equipment	856	1,070
Intangibles	2,740	1,764
Gain on sale or disposition of assets, net	(4,974)	(4,001)
Mortgage service rights assumed	(908)	(1,052)
Proceeds from sale of mortgage servicing rights	4,090	2,192
Increase (decrease) in cash from changes in:
Restricted cash	—	80
Accounts receivable	(265)	(1,753)
Receivable from affiliates	124	190
Mortgage notes receivable	198,362	(172,843)
Net borrowings on warehouse line of credit	(198,362)	172,843
Prepaid taxes, prepaid expenses and other current assets	(3,245)	(2,507)
Other noncurrent assets	11	148
Accrued compensation and related taxes	(1,573)	(5,179)
Accounts payable	(483)	(843)
Other accrued liabilities	(7,501)	(4,198)
Other long-term liabilities	(341)	1,202

Net cash provided by operating activities	13,886	10,398
Investing activities
Purchases of property and equipment	(644)	(1,850)

Net cash used in investing activities	(644)	(1,850)
Financing activities
Payments on long-term debt	(175)	(163)
Excess tax benefits from share-based award activities	491	—
Treasury stock	(1,705)	(565)
Distributions to noncontrolling interest	—	(1,046)

Net cash used in financing activities	(1,389)	(1,774)

Net increase in cash	11,853	6,774
Cash and cash equivalents, beginning of period	126,331	141,763

Cash and cash equivalents, end of period	$138,184	$148,537

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization

HFF, Inc., a Delaware corporation (the “Company”), through its Operating Partnerships, Holliday Fenoglio Fowler, L.P., a Texas limited partnership (“HFF LP”), and HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”), is a commercial real estate financial intermediary and provides commercial real estate and capital markets services including debt placement, investment sales, distressed debt and real estate owned advisory services, structured finance, private equity placements, investment banking and capital market advisory services, loan sales and loan sale advisory services and commercial loan servicing in 21 offices in the United States.

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

Basis of Presentation

The accompanying consolidated financial statements of HFF, Inc. as of June 30, 2013 and December 31, 2012 and for the three and six month periods ended June 30, 2013 and June 30, 2012, include the accounts of HFF LP, HFF Securities, and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP and HoldCo LLC. All significant intercompany accounts and transactions have been eliminated.

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

As the sole stockholder of Holliday GP (the sole general partner of the Operating Partnerships), HFF, Inc. now operates and controls all of the business and affairs of the Operating Partnerships. HFF, Inc. consolidates the financial results of the Operating Partnerships, and the prior ownership interest of HFF Holdings in the Operating Partnerships was treated as a noncontrolling interest in HFF, Inc.’s consolidated financial statements. HFF Holdings, through its wholly-owned subsidiary (Holdings Sub), and HFF, Inc., through its wholly-owned subsidiaries (HoldCo LLC and Holliday GP), were the only partners of the Operating Partnerships following the Reorganization Transactions. As of August 31, 2012, HFF Holdings had exchanged all of its remaining interests in the Operating Partnerships and, therefore, the Company, through its wholly-owned subsidiaries, became and continues to be the only equity holder of the Operating Partnerships.

2. Summary of Significant Accounting Policies

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Accordingly, significant accounting policies and disclosures normally provided have been omitted as such items are disclosed therein. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results expected for the year ending December 31, 2013.

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

3. Stock Compensation

The stock compensation cost that has been charged against income for the three and six months ended June 30, 2013 was $0.7 million, $3.2 million, respectively, which is recorded in personnel expenses in the consolidated statements of income. The stock compensation cost that has been charged against income for the three and six months ended June 30, 2012 was $0.2 million and $1.8 million, respectively. At June 30, 2013, there was approximately $2.8 million of unrecognized compensation cost related to non-vested restricted stock units with a weighted average remaining contractual term of 0.7 years. As of June 30, 2013, there were 676,985 restricted stock units outstanding, of which 374,673 units are treated as liability awards and require remeasurement of fair value at the end of each reporting period until settlement. Stock compensation expense related to the liability awards that has been included within income for the three and six months ended June 30, 2013 was $0.1 million and $2.0 million, respectively. Stock compensation (benefit)/expense related to the liability awards that has been included within income for the three and six months ended June 30, 2012 was $(0.4) million and $0.9 million, respectively.

During the three months ended June 30, 2013, no options were granted, exercised or forfeited and 1,942 options vested.

During the three month period ending June 30, 2013, 14,730 new restricted stock units were granted, 14,117 restricted stock units vested of which 2,000 were converted to Class A common stock and 340 restricted stock units were forfeited.

The fair value of vested restricted stock units was $2.3 million at June 30, 2013.

4. Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	June 30, 2013	December 31, 2012
Furniture and equipment	$5,073	$4,583
Computer equipment	684	678
Capitalized software costs	501	475
Leasehold improvements	6,833	6,718

Subtotal	13,091	12,454
Less accumulated depreciation and amortization	(8,352)	(7,654)

	$4,739	$4,800

At June 30, 2013 and December 31, 2012 the Company has recorded, within furniture and equipment, office equipment under capital leases of $1.2 million and $1.1 million, respectively, including accumulated amortization of $0.7 million and $0.5 million, respectively, which is included within depreciation and amortization expense in the accompanying consolidated statements of income. See Note 7 for discussion of the related capital lease obligations.

5. Intangible Assets

The Company’s intangible assets are summarized as follows (dollars in thousands):

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Mortgage servicing rights	$32,090	$(15,239)	$16,851	$30,644	$(12,845)	$17,799
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$32,190	$(15,239)	$16,951	$30,744	$(12,845)	$17,899

As of June 30, 2013 and December 31, 2012, the Company serviced $32.3 billion and $31.3 billion, respectively, of commercial loans. The Company earned $3.9 million and $7.8 million in servicing fees and interest on float and escrow balances for the three and six month periods ending June 30, 2013, respectively. The Company earned $3.5 million and $6.8 million in servicing fees and interest on float and escrow balances for the three and six month periods ending June 30, 2012, respectively. These revenues are recorded as capital markets services revenues in the consolidated statements of income.

The total commercial loan servicing portfolio includes loans for which there are no corresponding mortgage servicing rights recorded on the balance sheet, as these servicing rights were assumed prior to the Company’s adoption of ASC 860, Transfers and Servicing (ASC 860) on January 1, 2007 and involved no initial consideration paid by the Company. The Company recorded mortgage servicing rights of $16.9 million and $17.8 million on $25.6 billion and $24.1 billion, respectively, of the total loans serviced as of June 30, 2013 and December 31, 2012.

The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (CMBS), Freddie Mac and limited-service life company loans.

Changes in the carrying value of mortgage servicing rights for the six month periods ended June 30, 2013 and 2012 (dollars in thousands):

Category	12/31/12	Capitalized	Amortized	Sold / Transferred	6/30/13
Freddie Mac	$7,641	$1,831	$(747)	$(4,067)	$4,658
CMBS	7,838	378	(912)	3,112	10,416
Life company	2,021	412	(986)	—	1,447
Life company – limited	299	118	(87)	—	330

Total	$17,799	$2,739	$(2,732)	$(955)	$16,851

Category	12/31/11	Capitalized	Amortized	Sold / Transferred	6/30/12
Freddie Mac	$6,126	$2,217	$(685)	$(1,938)	$5,720
CMBS	5,273	270	(569)	1,560	6,534
Life company	1,492	581	(456)	—	1,617
Life company – limited	146	201	(53)	—	294

Total	$13,037	$3,269	$(1,763)	$(378)	$14,165

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $0.9 million and $1.8 million on $289.6 million and $648.9 million of loans, respectively, during the three and six month periods ending June 30, 2013, respectively, and $1.3 million and $2.2 million on $438.1 million and $774.1 million of loans, respectively, during the three and six month periods ending June 30, 2012, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration on the CMBS and Life company tranches of $0.5 million and $0.9 million on $1.0 billion and $2.1 billion of loans, respectively, during the three month periods ending June 30, 2013, and $0.5 million and $1.1 million on $1.1 billion and $2.5 billion of loans, respectively, during the three and six month periods ending June 30, 2012. During the six months ending June 30, 2013 and 2012, the Company sold the cashiering portion of certain Freddie Mac mortgage servicing rights. While the Company transferred the risks and rewards of ownership of the cashiering portion of the mortgage servicing rights, the Company continues to perform limited servicing activities on these loans for a reduced market-based fee. Therefore, the remaining servicing rights were transferred to the CMBS servicing tranche. The net result of these transactions was the Company recording a gain in the three and six month periods ending June 30, 2013 of $2.2 million and $3.1 million, respectively, and $1.4 million and $1.8 million during the three and six month periods ending June 30, 2012, respectively, within interest and other income, net in the consolidated statements of income. The Company also received securitization compensation in relation to the sale of the cashiering portion of certain Freddie Mac mortgage servicing rights in the three and six months ending June 30, 2013 of $2.4 million and $3.5 million, respectively, and $1.5 million and $1.9 million during the three and six month periods ending June 30, 2012, respectively. The securitization compensation is recorded within interest and other income, net in the consolidated statements of income.

Amortization expense related to intangible assets was $1.6 million and $2.7 million during the three and six month periods ended June 30, 2013 and $0.9 million and $1.8 million during the three and six month periods ending June 30, 2012, respectively, and is recorded in depreciation and amortization in the consolidated statements of income.

Estimated amortization expense for the next five years is as follows (dollars in thousands):

Remainder of 2013	$2,198
2014	3,899
2015	3,087
2016	2,371
2017	1,850
2018	1,339

The weighted-average life of the mortgage servicing rights intangible asset was 6.0 years at June 30, 2013.

6. Fair Value Measurement

ASC Topic 820, Fair Value Measurement (ASC 820) establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into the following three levels: Level 1 inputs which are quoted market prices in active markets for identical assets or liabilities; Level 2 inputs which are observable market-based inputs or unobservable inputs corroborated by market data for the asset or liability; and Level 3 inputs which are unobservable inputs based on the Company’s assumptions that are not corroborated by market data. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

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

As of June 30, 2013, the Company did not have any assets or liabilities recognized at fair value on a recurring basis.

In accordance with generally accepted accounting principles, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and mortgage notes receivable. The mortgage servicing rights are recorded at fair value upon initial recording and were not re-measured at fair value during the second quarter of 2013 because the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at June 30, 2013. The fair value of the mortgage notes receivable was based on prices observable in the market for similar loans. Due to the short term nature of the mortgage note receivable, fair value approximated carrying value at June 30, 2013 and therefore no lower of cost or fair value adjustment was required.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of June 30, 2013 (in thousands):

		June 30, 2013 Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring fair value measurements
Mortgage notes receivable	$62,910	$—	$62,910	$—
Mortgage servicing rights	16,851	—	—	19,457

Total nonrecurring fair value measurements	$79,761	$—	$62,910	$19,457

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

Mortgage servicing rights do not trade in an active, open market with readily-available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Expected life of cash flows	3 years to 10 years	3 years to 10 years
Discount rate (1)	15% to 20%	15% to 20%
Prepayment rate	1% to 8%	0% to 8%
Inflation rate	2%	2%
Cost of service per loan	$1,600 to $3,995	$1,600 to $3,989

(1)	Reflects the time value of money and the risk of future cash flows related to the possible cancellation of servicing contracts, transferability restrictions on certain servicing contracts, concentration in the life company portfolio and large loan risk.

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

7. Capital Lease Obligations

Capital lease obligations consist of the following at June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013	December 31, 2012
Capital lease obligations	$554	$578
Less current maturities	289	299

	$265	$279

Capital lease obligations consist primarily of office equipment leases that expire at various dates through April 2017. A summary of future minimum lease payments under capital leases at June 30, 2013 is as follows (dollars in thousands):

Remainder of 2013	$159
2014	241
2015	103
2016	44
2017	7

$554

8. Warehouse Line of Credit

HFF LP maintains two uncommitted warehouse revolving lines of credit for the purpose of funding the Freddie Mac mortgage loans that it originates in connection with its services as a Freddie Mac Multifamily Program Plus® Seller/Servicer. The Company is party to an uncommitted $350 million financing arrangement with PNC Bank, N.A. (“PNC”) and an uncommitted $125 million financing arrangement with The Huntington Bank (“Huntington”). In May 2013, availability under the Huntington line increased to $125 million from $75 million.

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting the Company’s participation in Freddie Mac’s Program Plus Seller/Servicer program and cannot be used for any other purpose. As of June 30, 2013 and December 31, 2012, HFF LP had $62.9 million and $261.3 million, respectively, outstanding on the warehouse lines of credit and a corresponding amount of mortgage notes receivable. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (0.19% and 0.21% at June 30, 2013 and December 31, 2012, respectively) plus a spread. HFF LP is also paid interest on its loan secured by a multifamily loan at the rate in the Freddie Mac note.

9. Lease Commitments

The Company leases various corporate offices and office equipment under noncancelable operating leases. These leases have initial terms of one to ten years. Several of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $1.7 million and $3.4 million, respectively, during the three and six month periods ended June 30, 2013 and $1.7 million and $3.1 million, respectively, during the three and six month periods ending June 30, 2012 and is recorded within occupancy expense in the consolidated statements of income.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (dollars in thousands):

Remainder of 2013	$2,934
2014	4,992
2015	4,271
2016	3,472
2017	2,839
2018	1,912
Thereafter	3,593

$24,013

The Company subleases certain office space to subtenants, which subleases may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2017. See Note 4 and Note 7 above for further description of the assets and related obligations recorded under these capital leases at June 30, 2013 and December 31, 2012, respectively.

10. Servicing

The Company services commercial real estate loans for investors. The unpaid principal balance of the servicing portfolio totaled $32.3 billion and $31.3 billion at June 30, 2013 and December 31, 2012, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At June 30, 2013 and December 31, 2012, the funds held in escrow totaled $139.9 million and $172.9 million, respectively. These funds, and the offsetting liabilities of the borrowers to external parties, are not presented in the Company’s consolidated financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of income.

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

12. Income Taxes

Income tax expense includes current and deferred taxes as follows (dollars in thousands):

	Current	Deferred	Total
Six Months Ended June 30, 2013:
Federal	$3,249	$6,187	$9,436
State	(10)	701	691

	$3,239	$6,888	$10,127

	Current	Deferred	Total
Six Months Ended June 30, 2012:
Federal	$1,817	$6,379	$8,196
State	1,077	728	1,805

	$2,894	$7,107	$10,001

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the six months ended June 30, 2013 and 2012 (dollars in thousands):

	June 30, 2013	June 30, 2012
Pre-tax book income	$25,543	$24,328
Less: pre-tax income allocated to noncontrolling interest holder	—	199

Pre-tax book income after noncontrolling interest	$25,543	$24,129

	June 30,
	2013		2012
Income tax expense / (benefit)		Rate		Rate
Taxes computed at federal rate	$8,940	35.0%	$8,445	35.0%
State and local taxes, net of federal tax benefit	1,152	4.5%	1,400	5.8%
Change in income tax benefit payable to stockholder	(360)	(1.4)%	(3)	(0.0)%
Compensation limitation	174	0.7%	—	0.0%
Meals and entertainment	216	0.8%	207	0.9%
Other	5	0.0%	(48)	(0.2)%

Income tax expense	$10,127	39.6%	$10,001	41.4%

Total income tax expense recorded for the six months ended June 30, 2013 and 2012 included income tax expense of zero and $3,000, respectively, of state and local taxes on income allocated to the noncontrolling interest holder, which represents 0.0% and 0.01% of the total effective rate, respectively.

Deferred income tax assets and liabilities consist of the following at June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013	December 31, 2012
Deferred income tax assets:
Section 754 election tax basis step-up	$163,849	$169,487
Tenant improvements	2,375	2,232
Net operating loss carryforward	503	1,212
Restricted stock units	3,276	2,572
Compensation	2,139	3,736
Intangible asset	528	548
Tax credits	123	123
Other	301	278

Deferred income tax asset	173,094	180,188
Deferred income tax liabilities:
Goodwill	(1,272)	(1,270)
Servicing rights	(6,382)	(6,750)
Deferred rent	(1,813)	(1,653)
Investment in partnership	(586)	(586)

Deferred income tax liability	(10,053)	(10,259)

Net deferred income tax asset	$163,041	$169,929

The primary deferred tax asset represents a tax basis step-up election under Section 754 of the Internal Revenue Code (“Section 754”) made by HFF, Inc. relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for shares of the Company’s Class A common stock since the date of the Reorganization Transactions. As a result of the step-up in basis from these transactions, the Company is entitled to annual future tax benefits in the form of amortization for income tax purposes. The annual pre-tax benefit on the Section 754 step-up and past payments under the tax receivable agreement is approximately $27.8 million at June 30, 2013. To the extent that the Company does not have sufficient taxable income in a year to fully utilize this annual deduction, the unused benefit is recharacterized as a net operating loss and can then be carried back two years or carried forward for twenty years. The Company measured the deferred tax asset based on the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships utilizing the enacted tax rates at the date of the transaction. All subsequent changes in the measurement of the deferred tax assets due to changes in the enacted tax rates or changes in the valuation allowance, if any, are recorded as a component of income tax expense.

In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. In order to realize the annual pre-tax benefit of approximately $27.8 million, the Company needs to generate approximately $204 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit of $27.8 million each year, the shortfall becomes a net operating loss that can be carried back two years to offset prior years’ taxable income or carried forward twenty years to offset future taxable income. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets resulting from the basis step up transactions (initial sale of units in the Operating Partnerships and subsequent exchanges of Operating Partnership units since the date of the Reorganization Transactions). The combined federal and state tax effected net operating loss carryforwards of $0.5 million at June 30, 2013 represent the cumulative excess of the Section 754 annual tax deductions over taxable income for the six month period ending June 30, 2013 and prior years. The use of a portion of the net operating loss of $0.5 million is subject to limitation under Section 382 of the Internal Revenue Code. The limitation on the use of the net operating loss in 2013 is $0.3 million, which can be used in future years. The net operating loss limitation does not impact the Company’s ability to fully utilize the net operating loss before its expiration. The federal net operating loss carryforwards expire from 2028 through 2030, while the state net operating loss carryforwards expire from 2020 through 2030.

The Company will recognize interest and penalties related to unrecognized tax benefits in interest and other income, net in the consolidated statements of income. There were no interest or penalties recorded in the three and six month periods ending June 30, 2013 and 2012.

Tax Receivable Agreement

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007 and kept that election in effect for each taxable year in which partnership units were exchanged for shares of Class A common stock of the Company. The initial sale as a result of the Offering and subsequent exchanges of Operating Partnership units for shares of Class A common stock produced increases in the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of tax payments to the extent that the Company has taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $163.8 million and has recorded this amount as a deferred tax asset on its consolidated balance sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2013. The Company is obligated, however, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax is computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges had the Company not entered into the tax receivable agreement.

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

While the actual amount and timing of payments under the tax receivable agreement depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the future payments that will be made to HFF Holdings will be $155.3 million, and has recorded this obligation to HFF Holdings as a liability on the consolidated balance sheet. To the extent the Company does not realize all of the tax benefits in future years, this liability to HFF Holdings may be reduced.

As of June 30, 2013, the Company has made payments to HFF Holdings pursuant to the terms of the tax receivable agreement in an aggregate amount of approximately $31.5 million and the Company anticipates to make a payment of $10.3 million to HFF Holdings in 2013.

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

The table below sets forth the noncontrolling interest amount recorded for the three and six month periods ended June 30, 2013 and 2012. All of the partnership units were exchanged as of August 31, 2012 by members of HFF Holdings for an equal amount of shares of Class A common stock. During each of the three and six month periods ending June 30, 2012, 18,000 and 863,947 partnership units were exchanged. (dollars in thousands).

	Three months ended June 30,			Six months ended June 30,
	2013	2012		2013	2012
Net income from Operating Partnerships	$22,505	$19,039		$27,094	$25,162
Noncontrolling interest ownership percentage	0.0%	(A	)	0.0%	(B	)

Noncontrolling interest	$—	$75		$—	$196

(A)	During the three months ending June 30, 2012, the ownership of the Operating Partnerships changed due to the exercise of the Exchange Right by members of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 0.41% during April 2012, 0.39% during May 2012 and 0.38% during June 2012.
(B)	During the three months ending June 30, 2012, the ownership of the Operating Partnerships changed due to the exercise of the Exchange Right by members of HFF Holdings. HFF Holdings’ ownership percentage in the Operating Partnerships was 2.71% during January and February 2012, 0.43% during March 2012, 0.41% during April 2012, 0.39% during May 2012 and 0.38% during June 2012.

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

14. Stockholders Equity

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. Holders of Class A common stock vote together as a single class on all matters presented to our stockholders for their vote or approval. The Company had issued 37,498,796 and 37,221,461 shares of Class A common stock as of June 30, 2013 and December 31, 2012, respectively.

15. Earnings Per Share

The Company’s net income and weighted average shares outstanding for the three and six month periods ended June 30, 2013 and 2012 consist of the following (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$13,100	$10,930	$15,416	$14,327
Net income attributable to controlling interest	$13,100	$10,855	$15,416	$14,131
Weighted Average Shares Outstanding:
Basic	37,369,753	37,015,153	37,312,994	36,706,390
Diluted	37,743,679	37,219,360	37,612,733	36,861,561

The calculations of basic and diluted net income per share amounts for the three and six month periods ended June 30, 2013 and 2012 are described and presented below.

Basic Net Income per Share

Numerator — net income attributable to controlling interest for the three and six month periods ended June 30, 2013 and 2012, respectively.

Denominator — the weighted average shares of Class A common stock for the three and six month periods ended June 30, 2013 and 2012, including 129,621 and 105,692 restricted stock units that have vested and whose issuance is no longer contingent as of June 30, 2013 and June 30, 2012, respectively.

Diluted Net Income per Share

Numerator — net income attributable to controlling interest for the three and six month periods ended June 30, 2013 and 2012 as in the basic net income per share calculation described above plus income allocated to noncontrolling interest holder upon assumed exercise of the Exchange Right.

Denominator — the weighted average shares of Class A common stock for the three and six month periods ended June 30, 2013 and 2012, including 129,621 and 105,692 restricted stock units that have vested and whose issuance is no longer contingent as of June 30, 2013 and June 30, 2012, respectively, plus the dilutive effect of the unvested restricted stock units, stock options, and the issuance of Class A common stock upon exercise of the Exchange Right by HFF Holdings.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to controlling interest	$13,100	$10,855	$15,416	$14,131
Denominator:
Weighted average number of shares of Class A common stock outstanding	37,369,753	37,015,153	37,312,994	36,706,390
Basic net income per share of Class A common stock	$0.35	$0.29	$0.41	$0.38
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to controlling interest	$13,100	$10,855	$15,416	$14,131
Add—dilutive effect of:
Income allocated to noncontrolling interest holder upon assumed exercise of exchange right	—	—	—	—
Denominator:
Basic weighted average number of shares of Class A common stock	37,369,753	37,015,153	37,312,994	36,706,390
Add—dilutive effect of:
Unvested restricted stock units	354,421	198,960	280,825	144,320
Stock options	19,505	16,757	18,915	16,606
Noncontrolling interest holder Exchange Right	—	—	—	—
Weighted average common shares outstanding — diluted	37,743,679	37,219,360	37,612,733	36,861,561
Diluted earnings per share of Class A common stock	$0.35	$0.29	$0.41	$0.38

16. Related Party Transactions

The Company made payments on behalf of two affiliates of $488 and $48,481, respectively, during the six month period ended June 30, 2013. The Company made payments on behalf of two affiliates of $525 and $37,846, respectively, during the six month period ended June 30, 2012. These payments by the Company are primarily for professional services fees and other miscellaneous operating expenses on behalf of the affiliates. The Company received payments from one affiliate of $172,834 and $228,358 during the six month period ended June 30, 2013 and June 30, 2012, respectively. The Company had a net receivable from affiliates of zero and $124,000 at June 30, 2013 and December 31, 2012, respectively.

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

17. Commitments and Contingencies

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. The Company has recorded $155.3 million for this obligation to HFF Holdings as a liability on the consolidated balance sheet as of June 30, 2013.

In recent years, the Company has entered into arrangements with newly-hired producers whereby these producers would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the producers only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2014 through 2016. Currently, the Company cannot reasonably estimate the amounts that would be payable under all of these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the producers achieving the performance targets and the probability of each of the producers signing an employment agreement. As of June 30, 2013, $2.1 million has been accrued for these arrangements on the consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of HFF, Inc. and its subsidiaries as of June 30, 2013, and the results of our operations for the three and six month periods ended June 30, 2013, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

Our Business

We are, based on transaction volume, one of the leading providers of commercial real estate and capital markets services to both the users and providers of capital in the U.S. commercial real estate industry and are one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 21 offices nationwide with approximately 607 associates including approximately 244 transaction professionals as of June 30, 2013.

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

We operate in one reportable segment, the commercial real estate financial intermediary segment, and offer debt placement, investment sales, distressed debt and real estate owned advisory services, structured finance, private equity placements, investment banking and capital market advisory services, loan sales and loan sale advisory services and commercial loan servicing.

Our business may be significantly affected by factors outside of our control, particularly including:

•

Economic and commercial real estate market downturns. Our business is dependent on international and domestic economic conditions and the demand for commercial real estate and related services in the markets in which we operate. A slow-down, a significant downturn and/or recession in either the global economy and/or the domestic economy, including even a regional economic downturn or slowdown, could adversely affect our business. A general decline in acquisition and disposition activity, as well as a general decline in commercial real estate investment activity, can lead to a reduction in fees and commissions for arranging such transactions, as well as in fees and commissions for arranging financing for acquirers and property owners that are seeking to recapitalize their existing properties. Such a general decline can also lead to a significant reduction in our loan servicing activities, due to increased delinquencies and defaults and lack of additional loans that we would have otherwise added to our loan servicing portfolio.

•

Global and domestic credit and liquidity issues. Global and domestic credit and liquidity issues have recently led to an economic downturn, including a commercial real estate market downturn. This downturn in turn led to a decrease in transaction activity and lower values. Restrictions on the availability of capital, both debt and/or equity, created significant reductions, and could in the future cause further reductions, of the liquidity in and the flow of capital to the commercial real estate markets. These restrictions also caused, and could in the future cause, commercial real estate prices to decrease due to the reduced amount of equity capital and debt financing available and could lead to decreases in purchase and sale activities, thereby reducing the amount of investment sales, loan originations and related servicing fees. If our investment sales, loan origination and servicing businesses are negatively impacted, it is likely that our other lines of business would also suffer due to the relationship among our various capital markets services.

•

Decreased investment allocation to commercial real estate class. Allocations to commercial real estate as an asset class for investment portfolio diversification may decrease for a number of reasons beyond our control, including poor performance of the asset class relative to other asset classes or the superior performance of other asset classes when compared with continued good performance of the commercial real estate asset class or the poor performance of all asset classes. In addition, while commercial real estate is now viewed as an accepted and valid class for portfolio diversification, if this perception changes, there could be a significant reduction in the amount of debt and equity capital available in the commercial real estate sector and could lead to decreases in purchase and sale activities, thereby reducing the amount of investment sales, loan originations and related servicing fees. If our investment sales, loan origination and servicing businesses are negatively impacted, it is likely that our other lines of business would also suffer due to the relationship among our various capital markets services.

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

The factors discussed above have adversely affected and continue to be a risk to our business, as evidenced by the effects of the significant recent disruptions in the global capital and credit markets, and in particular the domestic capital markets. While conditions in 2011, 2012 and to-date in 2013 have generally improved, the global and domestic credit and liquidity issues, coupled with the global and domestic economic recession/slow down, reduced in 2008, 2009 and 2010, when compared to 2011, 2012 and to-date 2013, and prior periods during 2002 through 2007, and may reduce in the future the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes. This has had, and may have in the future, a significant adverse effect on our capital markets services revenues (including our servicing revenues). The recent significant balance sheet issues of many of the CMBS lenders, the Agencies (Freddie Mac® and Fannie Mae®), banks, life insurance companies, mortgage REITS and debt funds, captive finance companies and other financial institutions have adversely affected, and could again in the future adversely affect, the global and domestic economies and the flow of commercial mortgage debt to the U.S. capital markets, and, in turn, could potentially adversely affect all of our capital markets services platforms and resulting revenues.

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

Results of Operations

Following is a discussion of our results of operations for the three months ended June 30, 2013 and June 30, 2012. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2012.

	For the Three Months Ended June 30,
	2013		2012
	Dollars	% of Revenue	Dollars	% of Revenue	Total Dollar Change	Total Percentage Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$79,999	98.8%	$64,895	97.2%	$15,104	23.3%
Interest on mortgage notes receivable	475	0.6%	1,332	2.0%	(857)	(64.3)%
Other	534	0.7%	527	0.8%	7	1.3%

Total revenues	81,008	100.0%	66,754	100.0%	14,254	21.4%
Operating expenses
Cost of services	46,592	57.5%	37,487	56.2%	9,105	24.3%
Personnel	8,462	10.4%	5,595	8.4%	2,867	51.2%
Occupancy	2,159	2.7%	2,171	3.3%	(12)	(0.6)%
Travel and entertainment	2,249	2.8%	1,950	2.9%	299	15.3%
Supplies, research and printing	1,273	1.6%	1,275	1.9%	(2)	(0.2)%
Other	4,863	6.0%	4,810	7.2%	53	1.1%

Total operating expenses	65,598	81.0%	53,288	79.8%	12,310	23.1%

Operating income	15,410	19.0%	13,466	20.2%	1,944	14.4%
Interest and other income, net	6,424	7.9%	5,300	7.9%	1,124	21.2%
Interest expense	(9)	(0.0)%	(12)	(0.0)%	3	(25.0)%
(Increase) decrease in payable under tax receivable agreement	(339)	(0.4)%	—	0.0%	(339)	100.0%

Income before income taxes	21,486	26.5%	18,754	28.1%	2,732	14.6%
Income tax expense	8,386	10.4%	7,824	11.7%	562	7.2%

Net income	13,100	16.2%	10,930	16.4%	2,170	19.9%
Net income attributable to noncontrolling interest	—	0.0%	75	0.1%	(75)	100.0%

Net income attributable to controlling interest	$13,100	16.2%	$10,855	16.3%	$2,245	20.7%

Adjusted EBITDA (1)	$23,097	28.5%	$18,489	27.7%	$4,608	24.9%

(1)	The Company defines Adjusted EBITDA as net income attributable to controlling interest before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) net income attributable to the noncontrolling interest, (v) stock-based compensation expense, which is a non-cash charge, (vi) income recognized on the initial recording of mortgage servicing rights that are acquired with no initial consideration, which is also a non-cash income amount that can fluctuate significantly based on the level of mortgage servicing right volumes, and (vii) the increase (decrease) in payable under the tax receivable agreement, which represents changes in a liability recorded on the Company’s consolidated balance sheet determined by the ongoing remeasurement of related deferred tax assets and, therefore, can be income or expense based in the Company’s consolidated statement of income in any individual period. The Company uses Adjusted EBITDA in its business operations to, among other things, evaluate the performance of its business, develop budgets and measure its performance against those budgets. The Company also believes that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate its overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under U.S. generally acceptable accounting principles (GAAP). The Company finds Adjusted EBITDA as a useful tool to assist in evaluating performance because it eliminates items related to capital structure and taxes, including the Company’s tax receivable agreement. Note that the Company classifies the interest expense on its warehouse lines of credit as an operating expense and, accordingly, it is not eliminated from net income attributable to controlling interest in determining Adjusted EBITDA. Some of the items that the Company has eliminated from net income attributable to controlling interest in determining Adjusted EBITDA are significant to the Company’s business. For example, (i) interest expense is a necessary element of the Company’s costs and ability to generate revenue because it incurs interest expense related to any outstanding indebtedness, (ii) payment of income taxes is a necessary element of the Company’s costs, and (iii) depreciation and amortization are necessary elements of the Company’s costs.

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

Set forth below is a reconciliation of consolidated net income attributable to controlling interest to Adjusted EBITDA for the Company for the three months ended June 30, 2013 and 2012:

Adjusted EBITDA for the Company is calculated as follows:

(dollars in thousands)

	For the Three Months Ended June 30,
	2013	2012
Net income attributable to controlling interest	$13,100	$10,855
Add:
Interest expense	9	12
Income tax expense	8,386	7,824
Depreciation and amortization	2,008	1,318
Net income attributable to noncontrolling interest	—	75
Stock-based compensation (a)	670	195
Initial recording of mortgage servicing rights	(1,415)	(1,790)
Increase (decrease) in payable under the tax receivable agreement	339	—

Adjusted EBITDA	$23,097	$18,489

(a)	Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation bonus plan or office profit participation bonus plans that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation bonus plan and office profit participation bonus plans. Stock-based compensation expense for the three months ended June 30, 2013 reflects $0.3 million expense recognized during such period that was associated with restricted stock granted in March 2013 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2012. Stock-based compensation expense for the three months ended June 30, 2012 reflects $0.3 million expense recognized during such period that was associated with restricted stock granted in March 2012 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2011. Stock-based payments under such plans were first made in 2012 in respect of 2011. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

Revenues. Our total revenues were $81.0 million for the three months ended June 30, 2013 compared to $66.8 million for the same period in 2012, an increase of $14.3 million, or 21.4%. The increase in revenues is primarily due to the 27.4% increase in total production volumes as compared to the second quarter of 2012.

•

The revenues we generated from capital markets services for the three months ended June 30, 2013 increased $15.1 million, or 23.3%, to $80.0 million from $64.9 million for the same period in 2012. The increase is primarily attributable to the 27.4% increase in total production volumes during the second quarter of 2013 compared to the second quarter of 2012.

•

The revenues derived from interest on mortgage notes receivable were $0.5 million for the three months ended June 30, 2013 compared to $1.3 million for the same period in 2012, a decrease of approximately $0.9 million. Revenues decreased primarily as a result of a decrease in the number of loans originated in the second quarter of 2013 compared to the second quarter of 2012 in connection with our services as a Freddie Mac Multifamily Program Plus® Seller/Servicer.

•

The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $0.5 million for each of the three month periods ended June 30, 2013 and June 30, 2012.

Total Operating Expenses. Our total operating expenses were $65.6 million for the three months ended June 30, 2013 compared to $53.3 million for the same period in 2012, an increase of $12.3 million, or 23.1%. Expenses increased primarily due to increased cost of services and increased personnel costs resulting primarily from an increase in capital markets services revenue and increased headcount.

•

The cost of services for the three months ended June 30, 2013 increased $9.1 million, or 24.3%, to $46.6 million from $37.5 million for the same period in 2012. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues. Also contributing to the increase in cost of services are higher salary and fringe benefit costs from increased headcount. Cost of services as a percentage of capital markets services revenues was approximately 58.2% and 57.8% for the three month periods ended June 30, 2013 and June 30, 2012, respectively.

•

Personnel expenses that are not directly attributable to providing services to our clients increased $2.9 million, or 51.2%, to $8.5 million for the three months ended June 30, 2013 from $5.6 million for the same period in 2012. The increase is primarily related to an increase in salaries and incentive compensation costs of $1.0 million and the non-cash mark-to-market adjustment on the existing restricted stock awards accounted for as liability awards which are revalued each quarter and resulted in increased expense of $0.4 million during the second quarter 2013 as compared to the second quarter 2012. Personnel expenses are also impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance-based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. The stock compensation cost included in personnel expenses was $0.7 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively. The increase in stock compensation costs is primarily due to the non-cash mark-to-market adjustment on existing restricted stock awards accounted for as liability awards which resulted in $0.1 million of expense (or a $0.4 million increase as compared to the second quarter of 2012 benefit of $0.4 million). At June 30, 2013, there was approximately $2.8 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the unvested restricted stock units is 0.7 years as of June 30, 2013. There are no unvested options as of June 30, 2013. The weighted average remaining contractual term of the vested options is 5.2 years as of June 30, 2013.

•

Travel and entertainment expenses for the three months ended June 30, 2013 increased $0.3 million, or 15.3%, to $2.2 million compared to the same period in 2012. This increase is primarily due to increased costs stemming from the increase in headcount and higher production volume. Occupancy and supplies, research and printing costs were $3.4 million in each of the three months ended June 30, 2013 and June 30, 2012.

•

Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $4.9 million in the three months ended June 30, 2013, an increase of $0.1 million, or 1.1%, versus $4.8 million in the three months ended June 30, 2012. Depreciation and amortization increased $0.7 million due to increased amortization of $0.7 million due to a higher balance of mortgage servicing rights, which was partially offset by lower interest on warehouse line of credit of $0.5 million and lower professional fees of $0.1 million.

Net Income. Our net income for the three months ended June 30, 2013 was $13.1 million, an increase of $2.2 million versus $10.9 million for the same fiscal period in 2012. This increase is primarily due to the increase in capital markets services revenue net of the increased commissions and other incentive compensation as described above.

•

Interest and other income, net for the three months ended June 30, 2013 was $6.4 million, an increase of $1.1 million as compared to $5.3 million for the same fiscal period in 2012 primarily due to a larger gain on sale of servicing rights on certain loans and higher securitization compensation from the sale of servicing rights.

•	The interest expense we incurred in the three months ended June 30, 2013 was $9,000 as compared to $12,000 in the three months ended June 30, 2012.

•

(Increase) decrease in payable under the tax receivable agreement reflects the change in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement. The $339,000 increase in payable under the tax receivable agreement for the three month period ended June 30, 2012 represents 85% of the increase in the related deferred tax asset of $399,000.

•

Income tax expense was approximately $8.4 million for the three months ended June 30, 2013, as compared to $7.8 million in the three months ended June 30, 2012. This increase is primarily due to the higher income before income taxes during the three months ended June 30, 2013 compared to the same period of the prior year. During the three months ended June 30, 2013, the Company recorded current income tax expense of $3.3 million and deferred income tax expense of $5.1 million.

•

There was no net income attributable to noncontrolling interest, representing the ownership interest of HFF Holdings in the Operating Partnerships, for the three months ended June 30, 2013, a decrease of $0.1 million from the same period of the prior year, as a result of the exchange of all of the remaining partnership units in the Operating Partnerships owned by HFF Holdings pursuant to the Exchange Right as of August 31, 2012.

Following is a discussion of our results of operations for the six months ended June 30, 2013 and June 30, 2012. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2012.

	For the Six Months Ended June 30,
	2013		2012
	Dollars	% of Revenue	Dollars	% of Revenue	Total Dollar Change	Total Percentage Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$132,963	98.3%	$115,450	97.3%	$17,513	15.2%
Interest on mortgage notes receivable	1,320	1.0%	2,323	2.0%	(1,003)	(43.2)%
Other	940	0.7%	859	0.7%	81	9.4%

Total revenues	135,223	100.0%	118,632	100.0%	16,591	14.0%
Operating expenses
Cost of services	81,434	60.2%	69,854	58.9%	11,580	16.6%
Personnel	17,194	12.7%	12,379	10.4%	4,815	38.9%
Occupancy	4,295	3.2%	4,027	3.4%	268	6.7%
Travel and entertainment	4,568	3.4%	3,722	3.1%	846	22.7%
Supplies, research and printing	2,403	1.8%	2,751	2.3%	(348)	(12.6)%
Other	10,040	7.4%	9,677	8.2%	363	3.8%

Total operating expenses	119,934	88.7%	102,410	86.3%	17,524	17.1%

Operating income	15,289	11.3%	16,222	13.7%	(933)	(5.8)%
Interest and other income, net	10,611	7.8%	8,136	6.9%	2,475	30.4%
Interest expense	(18)	(0.0)%	(21)	(0.0)%	3	(14.3)%
(Increase) decrease in payable under tax receivable agreement	(339)	(0.3)%	(9)	(0.0)%	(330)	NM

Income before income taxes	25,543	18.9%	24,328	20.5%	1,215	5.0%
Income tax expense	10,127	7.5%	10,001	8.4%	126	1.3%

Net income	15,416	11.4%	14,327	12.1%	1,089	7.6%
Net income attributable to noncontrolling interest	—	0.0%	196	0.2%	(196)	100.0%

Net income attributable to controlling interest	$15,416	11.4%	$14,131	11.9%	$1,285	9.1%

Adjusted EBITDA (1)	$29,957	22.2%	$25,765	21.7%	$4,192	16.3%

NM – Not meaningful

(1)	Set forth below is a reconciliation of consolidated net income attributable to controlling interest to Adjusted EBITDA for the Company for the six months ended June 30, 2013 and 2012:

Adjusted EBITDA for the Company is calculated as follows:

(dollars in thousands)

	For the Six Months Ended June 30,
	2013	2012
Net income attributable to controlling interest	$15,416	$14,131
Add:
Interest expense	18	21
Income tax expense	10,127	10,001
Depreciation and amortization	3,596	2,834
Net income attributable to noncontrolling interest	—	196
Stock-based compensation (a)	3,200	1,842
Initial recording of mortgage servicing rights	(2,739)	(3,269)
Increase (decrease) in payable under the tax receivable agreement	339	9

Adjusted EBITDA	$29,957	$25,765

(a)	Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation bonus plan or office profit participation bonus plans that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation bonus plan and office profit participation bonus plans. Stock-based compensation expense for the six months ended June 30, 2013 reflects $0.6 million expense recognized during such period that was associated with restricted stock granted in March 2013 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2012. Stock-based compensation expense for the six months ended June 30, 2012 reflects $0.5 million expense recognized during such period that was associated with restricted stock granted in March 2012 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2011. Stock-based payments under such plans were first made in 2012 in respect of 2011. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

Revenues. Our total revenues were $135.2 million for the six months ended June 30, 2013 compared to $118.6 million for the same period in 2012, an increase of $16.6 million, or 14.0%. The increase in revenues is primarily due to the 13.8% increase in total production volumes as compared to the first six months of 2012.

•

The revenues we generated from capital markets services for the six months ended June 30, 2013 increased $17.5 million, or 15.2%, to $133.0 million from $115.5 million for the same period in 2012. The increase is primarily attributable to the 13.8% increase in total production volumes as compared to the first six months of 2012.

•

The revenues derived from interest on mortgage notes receivable were $1.3 million for the six months ended June 30, 2013 compared to $2.3 million for the same period in 2012, a decrease of approximately $1.0 million. Revenues decreased primarily as a result of a decrease in the number of loans originated in the first six months of 2013 compared to the first six months of 2012 in connection with our services as a Freddie Mac Multifamily Program Plus® Seller/Servicer.

•

The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $0.9 million in each of the six month periods ended June 30, 2013 and June 30, 2012, respectively.

Total Operating Expenses. Our total operating expenses were $119.9 million for the six months ended June 30, 2013 compared to $102.4 million for the same period in 2012, an increase of $17.5 million, or 17.1%. Expenses increased primarily due to increased cost of services and increased personnel costs resulting primarily from an increase in capital markets services revenue and increased headcount.

•

The cost of services for the six months ended June 30, 2013 increased $11.6 million, or 16.6%, to $81.4 million from $69.9 million for the same period in 2012. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues as well as higher salary and fringe benefit costs from increased headcount. Cost of services as a percentage of capital markets services revenues was approximately 61.2% and 60.5% for the six month periods ended June 30, 2013 and June 30, 2012, respectively.

•

Personnel expenses that are not directly attributable to providing services to our clients increased $4.8 million, or 38.9%, to $17.2 million for the six months ended June 30, 2013 from $12.4 million for the same period in 2012. The increase is primarily related to an increase in salaries and incentive compensation costs of $2.0 million and the non-cash mark-to-market adjustment on the existing restricted stock awards accounted for as liability awards which are revalued each quarter and resulted in increased expense of $1.1 million during the first six months of 2013 as compared to the first six months of 2012. Personnel expenses are also impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance-based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. The stock compensation cost included in personnel expenses was $3.2 million and $1.8 million for the six months ended June 30, 2013 and 2012, respectively. The increase in stock compensation costs is primarily due to the non-cash mark-to-market adjustment on existing restricted stock awards accounted for as liability awards which resulted in $2.0 million of expense (or a $1.1 million increase as compared to the first six months of 2012). At June 30, 2013, there was approximately $2.8 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the unvested restricted stock units is 0.7 years as of June 30, 2013. There are no unvested options as of June 30, 2013. The weighted average remaining contractual term of the vested options is 5.2 years as of June 30, 2013.

•

Occupancy and travel and entertainment expenses for the six months ended June 30, 2013 increased $1.1 million, or 14.4%, to $8.9 million compared to the same period in 2012. These increases are primarily due to increased travel and entertainment costs stemming from the increase in headcount and office expansion, which were slightly offset by lower supplies, research and printing costs which decreased $0.3 million compared to the first six months of 2012.

•

Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $10.0 million in the six months ended June 30, 2013, an increase of $0.4 million, or 3.8%, versus $9.7 million in the six months ended June 30, 2012. This increase is primarily related to increased amortization of $1.0 million due to a higher balance of mortgage servicing rights, insurance costs of $0.1 million and outsourcing/licenses costs of $0.2 million. These costs were slightly offset by lower depreciation costs of $0.2 million due to the first six months of 2012 realizing accelerated depreciation on certain offices’ tenant and leasehold improvements due to office relocations.

Net Income. Our net income for the six months ended June 30, 2013 was $15.4 million, an increase of $1.1 million versus $14.3 million for the same fiscal period in 2012. This increase is primarily due the increase in capital markets services revenue net of the increased commissions and other incentive compensation as described above.

•

Interest and other income, net for the six months ended June 30, 2013 was $10.6 million, an increase of $2.5 million as compared to $8.1 million for the same fiscal period in 2012 primarily due to a larger gain on sale of servicing rights on certain loans and higher securitization compensation from the sale of servicing rights.

•	The interest expense we incurred during the six months ended June 30, 2013 was $18,000 as compared to $21,000 during the six months ended June 30, 2012.

•

(Increase) decrease in payable under the tax receivable agreement reflects the change in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement. The $339,000 increase in payable under the tax receivable agreement for the six month period ended June 30, 2013 represents 85% of the increase in the related deferred tax asset of $399,000.

•

Income tax expense was approximately $10.1 million for the six months ended June 30, 2013, as compared to $10.0 million in the six months ended June 30, 2012. This increase is primarily due to the higher income before income taxes during the six months ended June 30, 2013 compared to the same period of the prior year. During the six months ended June 30, 2013, the Company recorded current income tax expense of $3.2 million and deferred income tax expense of $6.9 million.

•

There was no net income attributable to noncontrolling interest, representing the ownership interest of HFF Holdings in the Operating Partnerships, for the six months ended June 30, 2013, a decrease of $0.2 million from the same period of the prior year, as a result of the exchange of the remaining partnership units in the Operating Partnerships owned by HFF Holdings pursuant to the Exchange Right as of August 31, 2012.

Financial Condition

Total assets decreased to $398.2 million at June 30, 2013 from $589.2 million at December 31, 2012, primarily due to:

•	A decrease in mortgage notes receivable of $198.4 million due to a lower number of loans pending sale to Freddie Mac at June 30, 2013, compared to December 31, 2012.

•	A decrease in the deferred tax asset, net of $6.9 million primarily due to the amortization of the Section 754 step-up in basis.

These decreases in assets were partially offset by increases in cash and cash equivalents of $11.9 million, prepaid taxes of $2.0 million and prepaid expenses and other assets of $1.2 million.

Total liabilities decreased to $259.3 million at June 30, 2013 from $468.2 million at December 31, 2012, primarily due to:

•	A decrease in amounts outstanding under the warehouse lines of credit of $198.4 million due to a lower number of loans pending sale to Freddie Mac at June 30, 2013, compared to December 31, 2012.

•

A decrease in accrued compensation and related taxes of $2.0 million due to the payment of incentive compensation that was accrued as of December 31, 2012 and a decrease in other current liabilities of $8.0 million primarily from the payment of federal, state and local income taxes.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of distributions to members of HFF Holdings and payment of commissions and bonuses to employees.

First Six Months of 2013

Cash and cash equivalents increased $11.9 million in the six months ended June 30, 2013. Net cash of $13.9 million was provided by operating activities, primarily resulting from net income of $15.4 million. This source of cash was partially offset by a $7.5 decrease in other accrued liabilities, a $1.6 million decrease in accrued compensation and related taxes, and a decrease of $3.2 million in prepaid taxes, prepaid expenses and other current assets. Cash of $0.6 million was used for investing in property and equipment. Financing activities used $0.2 million for the payments on certain capital leases and $1.7 million to purchase shares of Class A common stock in connection with employee tax withholdings, and we recognized a $0.5 million excess tax benefit related to share-based award activities.

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

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At June 30, 2013, our cash and cash equivalents of approximately $138.2 million were invested or held in a mix of money market funds and bank demand deposit accounts at two financial institutions. Our liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash level, credit lines, interest and payments on debt, capital expenditures and other matters relating to liquidity and to compliance with regulatory net capital requirements.

Over the six month period ended June 30, 2013, we generated approximately $13.9 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the six months ended June 30, 2013, we incurred approximately $119.9 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the six months ended June 30, 2013, approximately 60.1% of our operating expenses were considered variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. However, if the economy deteriorates at the rate it did during 2008 and 2009, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings in U.S. federal, state and local income tax that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. We have estimated that future payments that will be made to HFF Holdings will be $155.3 million, of which approximately $10.3 million is anticipated to be paid in 2013. Our liquidity needs related to our long term obligations are primarily related to our facility leases. Additionally, for the six months ended June 30, 2013, we incurred approximately $4.3 million in occupancy expenses and approximately $18,000 in interest expense.

We are a party to an uncommitted $350 million financing arrangement with PNC Bank, N.A. (PNC) and an uncommitted $125 million financing arrangement with The Huntington National Bank (Huntington), to fund our Freddie Mac loan closings. Pursuant to these arrangements, PNC or Huntington funds the multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington National Bank financing arrangements are only for the purpose of supporting our participation in Freddie Mac’s Program Plus Seller Servicer program and cannot be used for any other purpose. As of June 30, 2013, we had outstanding borrowings of $62.9 million under the PNC/Huntington arrangements and a corresponding amount of mortgage notes receivable. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

Goodwill. We evaluate goodwill for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the estimated fair value of the Company. In determining the fair value of the Company for purposes of evaluating goodwill for impairment, we utilize a combined market and discounted cash flows approach. In applying the market approach, we use the stock price of our Class A common stock as of the measurement date multiplied by the number of current outstanding shares as of the measurement date and an estimated control premium. In applying the discounted cash flows approach, we project our cash flows for the next five years plus a terminal value and discount this stream of cash to determine an estimated fair value. We then apply a weighted factor to both the market approach and discounted cash flows approach to determine the estimated fair value of the Company. As of July 26, 2013, management’s analysis indicates that that a greater than 85.0% decline in the estimated fair value of the Company may result in the recorded goodwill being potentially impaired and would require management to measure the amount of the impairment charge. Goodwill is considered impaired if the recorded book value of goodwill exceeds the implied fair value of goodwill as determined under this valuation technique. We use our best judgment and information available to us at the time to perform this review.

Intangible Assets. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing, prepayment rates and discount rates are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of June 30, 2013, the fair value and net book value of the servicing rights were $19.5 million and $16.9 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 34%, the discount rate increased 11% or if there is a 1% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.

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

The net deferred tax asset of $163.0 million at June 30, 2013 is comprised mainly of a $163.8 million deferred tax asset related to the Section 754 of the Internal Revenue Code (“Section 754”) election tax basis step up. The net deferred tax asset related to the Section 754 election tax basis step up of $163.8 million represents annual pre-tax deductions on the Section 754 basis step up and past payments under the tax receivable agreement of approximately $27.8 million through 2021, then decreasing over the next six years to approximately $0.1 million in 2027. In order to realize the annual pre-tax benefit of approximately $27.8 million, the Company needs to generate approximately $204 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit of $27.8 million each year, the shortfall becomes a net operating loss that can be carried back two years to offset prior years’ taxable income, if any, or carried forward twenty years to offset future taxable income. During 2008 and 2009, based on the decline in production volume and corresponding impact on operating results, we have not realized the entire benefit of the annual deduction. Currently, $0.5 million of this cumulative benefit is characterized as a net operating loss and can be carried forward for periods that begin to expire in 2028. A portion of the net operating loss of $0.5 million is subject to limitation under Section 382 of the Internal Revenue Code. The limitation on the use of the net operating loss in 2013 is $0.3 million, which can be used in future years. The net operating loss limitation does not impact the Company’s ability to fully utilize the net operating loss before its expiration. In evaluating the realizability of these deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets. Based on revenue and taxable income generated through June 30, 2013, management currently expects to realize the entire $27.8 million annual pre-tax benefit and be able to utilize a portion of the net operating loss carryforward. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction would be made in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets.

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

Share Based Compensation. The Company calculates the fair value of restricted stock awards as the market value of the Company’s Class A common stock on the date of grant. The Company also has restricted stock awards that are accounted for as liability awards and require remeasurement to fair value at the end of each reporting period. The Company’s awards are generally subject to graded or cliff vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary.

Employment / Non-compete Agreements. The Company has entered into arrangements with newly-hired producers whereby these producers would be paid additional compensation if certain performance targets are met over a defined period. Some of these agreements contain provisions that the payments will be made to the producers only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2014 through 2016. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the producers achieving the performance targets and the probability of each of the producers signing an employment agreement, if applicable. As of June 30, 2013, an accrual of $2.1 million has been made for these arrangements.

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

Seasonality

Our capital markets services revenue has historically been seasonal, which can affect an investor’s ability to compare our financial condition and results of operation on a quarter-by-quarter basis. This seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. The typical concentration of earnings and cash flows in the last six months of the year has historically been due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. However, given the recent disruptions, write-offs and credit losses in the global and domestic capital markets, the liquidity issues facing all global capital markets, and in particular the U.S. commercial real estate markets, this historical pattern of seasonality may or may not continue. For example, the seasonality described above did not occur in the years 2007 or 2008, causing historical comparisons to be even more difficult to gauge.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

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

HFF, INC.

Dated: August 1, 2013	By:	/s/ John H. Pelusi, Jr.
John H. Pelusi, Jr.
Chief Executive Officer,
Director and Executive Managing Director
(Principal Executive Officer)

Dated: August 1, 2013	By:	/s/ Gregory R. Conley
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