Form 10-Q
period 2013-09-30
HFF, Inc.
filed 2013-11-08
CIK 1380509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding as of October 31, 2013 was 37,248,416 shares.

HFF, INC. AND SUBSIDIARIES

September 30, 2013

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HFF, Inc.

Consolidated Balance Sheets

(Dollars in Thousands)

(Current period unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$159,268	$126,331
Accounts receivable	3,726	1,784
Receivable from affiliate (Note 16)	—	124
Mortgage notes receivable (Note 6)	6,660	261,272
Prepaid taxes	3,112	828
Prepaid expenses and other current assets	3,044	1,749
Deferred tax asset, net	3,294	4,052

Total current assets, net	179,104	396,140
Property and equipment, net (Note 4)	6,951	4,800
Deferred tax asset, net	158,991	165,877
Goodwill	3,712	3,712
Intangible assets, net (Note 5)	16,868	17,899
Other noncurrent assets	630	771

Total Assets	$366,256	$589,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$271	$299
Warehouse line of credit (Note 8)	6,660	261,272
Accrued compensation and related taxes	45,460	35,597
Accounts payable	1,576	1,344
Payable under tax receivable agreement (Note 12)	10,831	9,919
Other current liabilities	8,015	9,926

Total current liabilities	72,813	318,357
Deferred rent credit	5,882	4,516
Payable under the tax receivable agreement, less current portion (Note 12)	134,785	145,025
Long-term debt, less current portion (Note 7)	217	279

Total liabilities	213,697	468,177
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 authorized; 37,498,796 and 37,221,461 shares issued, respectively; 37,248,416 and 37,063,844 shares outstanding, respectively	372	371
Treasury stock, 250,380 and 157,617 shares at cost, respectively	(2,760)	(1,055)
Additional paid-in-capital	75,747	71,267
Retained earnings	79,200	50,439

Total equity	152,559	121,022

Total liabilities and stockholders’ equity	$366,256	$589,199

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Income

(Dollars in Thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Capital markets services revenue	$88,546	$66,944	$221,509	$182,394
Interest on mortgage notes receivable	299	1,543	1,619	3,866
Other	569	552	1,509	1,411

	89,414	69,039	224,637	187,671
Expenses
Cost of services	49,752	40,187	131,186	110,041
Personnel	11,029	6,334	28,223	18,713
Occupancy	2,406	2,043	6,701	6,070
Travel and entertainment	2,130	1,627	6,698	5,349
Supplies, research, and printing	1,307	1,286	3,710	4,037
Insurance	490	499	1,478	1,357
Professional fees	970	913	2,902	2,886
Depreciation and amortization	1,550	1,419	5,146	4,253
Interest on warehouse line of credit	142	1,070	977	2,550
Other operating	993	1,330	3,682	3,862

	70,769	56,708	190,703	159,118
Operating income	18,645	12,331	33,934	28,553
Interest and other income, net	3,546	4,407	14,157	12,543
Interest expense	(8)	(11)	(26)	(32)
(Increase) decrease in payable under the tax receivable agreement	(701)	(1,204)	(1,040)	(1,213)

Income before income taxes	21,482	15,523	47,025	39,851
Income tax expense	8,137	5,392	18,264	15,393

Net income	13,345	10,131	28,761	24,458
Net income attributable to noncontrolling interest	—	47	—	243

Net income attributable to controlling interest	$13,345	$10,084	$28,761	$24,215

Earnings per share - Basic and Diluted
Income available to HFF, Inc. common stockholders - Basic	$0.36	$0.27	$0.77	$0.66
Income available to HFF, Inc. common stockholders - Diluted	$0.35	$0.27	$0.76	$0.65

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars in Thousands, except share data)

(Unaudited)

	Controlling Interest
	Common Stock		Treasury Stock		Additional
					Paid in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity
Stockholders’ equity, December 31, 2012	37,063,844	$371	157,617	$(1,055)	$71,267	$50,439	$—	$121,022
Stock compensation and other, net	—	—	—	—	3,986	—	—	3,986
Excess tax benefits from share-based award activities	—	—	—	—	494	—	—	494
Issuance of Class A common stock, net	277,335	2	—	—	—	—	—	2
Repurchase of Class A common stock	(92,763)	(1)	92,763	(1,705)	—	—	—	(1,706)
Net income	—	—	—	—	—	28,761	—	28,761

Stockholders’ equity, September 30, 2013	37,248,416	$372	250,380	$(2,760)	$75,747	$79,200	$—	$152,559

	Controlling Interest
	Common Stock		Treasury Stock		Additional
					Paid in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity
Stockholders’ equity, December 31, 2011	35,983,965	$360	118,357	$(490)	$64,049	$62,914	$3,567	$130,400
Stock compensation and other, net	—	—	—	—	3,228	—	—	3,228
Issuance of Class A common stock, net (1)	1,119,139	11	—	—	2,753	—	(2,764)	—
Repurchase of Class A common stock	(39,260)	—	39,260	(565)	—	—	—	(565)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	857	—	—	857
Distributions	—	—	—	—	—	—	(1,046)	(1,046)
Net income	—	—	—	—	—	24,215	243	24,458

Stockholders’ equity, September 30, 2012	37,063,844	$371	157,617	$(1,055)	$70,887	$87,129	$—	$157,332

(1)	Includes the effect of the exchange of the Operating Partnerships units by HFF Holdings and the effect of the timing of the tax distribution payments on the ownership of the Operating Partnerships.

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

(Dollars In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income	$28,761	$24,458
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	6,450	2,698
Excess tax benefits from share-based award activities	(494)	—
Deferred taxes	7,644	8,836
Increase in payable under the tax receivable agreement	1,040	1,213
Depreciation and amortization:
Property and equipment	1,262	1,490
Intangibles	3,885	2,763
Gain on sale or disposition of assets, net	(6,684)	(6,795)
Mortgage service rights assumed	(1,569)	(1,539)
Proceeds from sale of mortgage servicing rights	5,425	3,013
Increase (decrease) in cash from changes in:
Restricted cash	—	80
Accounts receivable	(1,942)	(1,277)
Receivable from affiliates	124	115
Payable under the tax receivable agreement	(10,368)	(17,741)
Mortgage notes receivable	254,612	(77,362)
Net borrowings on warehouse line of credit	(254,612)	77,362
Prepaid taxes, prepaid expenses and other current assets	(3,579)	(1,091)
Other noncurrent assets	141	471
Accrued compensation and related taxes	7,400	(548)
Accounts payable	232	(642)
Other accrued liabilities	(1,417)	(2,300)
Other long-term liabilities	1,366	1,200

Net cash provided by operating activities	37,677	14,404
Investing activities
Purchases of property and equipment	(3,272)	(1,988)

Net cash used in investing activities	(3,272)	(1,988)
Financing activities
Payments on long-term debt	(257)	(249)
Excess tax benefits from share-based award activities	494	—
Treasury stock	(1,705)	(565)
Distributions to noncontrolling interest	—	(1,046)

Net cash used in financing activities	(1,468)	(1,860)

Net increase in cash	32,937	10,556
Cash and cash equivalents, beginning of period	126,331	141,763

Cash and cash equivalents, end of period	$159,268	$152,319

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

Initial Public Offering and Reorganization

The Company was formed in November 2006 in connection with a proposed initial public offering of its Class A common stock. On November 9, 2006, the Company filed a registration statement on Form S-1 with the United States Securities and Exchange Commission (the “SEC”) relating to a proposed underwritten initial public offering of 14,300,000 shares of Class A common stock of the Company (the “Offering”). On January 30, 2007, the SEC declared the registration statement on Form S-1 effective and the Company priced 14,300,000 shares for the initial public offering at a price of $18.00 per share. On January 31, 2007, the Company’s common stock began trading on the New York Stock Exchange under the symbol “HF.”

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

Basis of Presentation

The accompanying consolidated financial statements of the Company as of September 30, 2013 and December 31, 2012 and for the three and nine month periods ended September 30, 2013 and September 30, 2012, include the accounts of HFF LP, HFF Securities, and the Company’s wholly-owned subsidiaries, Holliday GP and HoldCo LLC. All significant intercompany accounts and transactions have been eliminated.

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

As the sole stockholder of Holliday GP (the sole general partner of the Operating Partnerships), the Company now operates and controls all of the business and affairs of the Operating Partnerships. The Company consolidates the financial results of the Operating Partnerships, and the prior ownership interest of HFF Holdings in the Operating Partnerships was treated as a noncontrolling interest in the Company’s consolidated financial statements. HFF Holdings, through its wholly-owned subsidiary (Holdings Sub), and the Company, through its wholly-owned subsidiaries (HoldCo LLC and Holliday GP), were the only partners of the Operating Partnerships following the Reorganization Transactions. As of August 31, 2012, HFF Holdings had exchanged all of its remaining interests in the Operating Partnerships and, therefore, the Company, through its wholly-owned subsidiaries, became and continues to be the only equity holder of the Operating Partnerships.

2. Summary of Significant Accounting Policies

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Accordingly, significant accounting policies and disclosures normally provided have been omitted as such items are disclosed therein. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results expected for the year ending December 31, 2013.

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

3. Stock Compensation

The stock compensation cost that has been charged against income for the three and nine months ended September 30, 2013 was $3.2 million and $6.4 million, respectively, which is recorded in personnel expenses in the consolidated statements of income. The stock compensation cost that has been charged against income for the three and nine months ended September 30, 2012 was $0.9 million and $2.7 million, respectively. At September 30, 2013, there was approximately $2.2 million of unrecognized compensation cost related to non-vested restricted stock units with a weighted average remaining contractual term of 0.5 years. As of September 30, 2013, there were 675,080 restricted stock units outstanding, of which 374,673 units are treated as liability awards and require remeasurement of fair value at the end of each reporting period until settlement. Stock compensation expense related to the liability awards that has been included within income for the three and nine months ended September 30, 2013 was $2.9 million and $4.9 million, respectively. Stock compensation expense related to the liability awards that has been included within income for the three and nine months ended September 30, 2012 was $0.5 million and $1.4 million, respectively.

During the three months ended September 30, 2013, no options were granted, exercised, vested or forfeited.

During the three month period ending September 30, 2013, no new restricted stock units were granted or vested, and 1,905 restricted stock units were forfeited.

The fair value of vested restricted stock units was $3.2 million at September 30, 2013.

4. Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	September 30, 2013	December 31, 2012
Furniture and equipment	$4,983	$4,583
Computer equipment	808	678
Capitalized software costs	542	475
Leasehold improvements	9,345	6,718

Subtotal	15,678	12,454
Less accumulated depreciation and amortization	(8,727)	(7,654)

	$6,951	$4,800

At September 30, 2013 and December 31, 2012 the Company has recorded, within furniture and equipment, office equipment under capital leases of $1.1 million and $1.1 million, respectively, including accumulated amortization of $0.6 million and $0.5 million, respectively, which is included within depreciation and amortization expense in the accompanying consolidated statements of income. See Note 7 for discussion of the related capital lease obligations.

5. Intangible Assets

The Company’s intangible assets are summarized as follows (dollars in thousands):

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Mortgage servicing rights	$33,088	$(16,320)	$16,768	$30,644	$(12,845)	$17,799
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$33,188	$(16,320)	$16,868	$30,744	$(12,845)	$17,899

As of September 30, 2013 and December 31, 2012, the Company serviced $32.2 billion and $31.3 billion, respectively, of commercial loans. The Company earned $4.0 million and $11.8 million in servicing fees and interest on float and escrow balances for the three and nine month periods ending September 30, 2013, respectively. The Company earned $3.5 million and $10.2 million in servicing fees and interest on float and escrow balances for the three and nine month periods ending September 30, 2012, respectively. These revenues are recorded as capital markets services revenues in the consolidated statements of income.

The total commercial loan servicing portfolio includes loans for which there are no corresponding mortgage servicing rights recorded on the balance sheet, as these servicing rights were assumed prior to the Company’s adoption of ASC 860, Transfers and Servicing (ASC 860) on January 1, 2007 and involved no initial consideration paid by the Company. The Company recorded mortgage servicing rights of $16.8 million and $17.8 million on $26.0 billion and $24.1 billion, respectively, of the total loans serviced as of September 30, 2013 and December 31, 2012.

The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (CMBS), Freddie Mac and limited-service life company loans.

Changes in the carrying value of mortgage servicing rights for the nine month periods ended September 30, 2013 and 2012 (dollars in thousands):

Category	12/31/12	Capitalized	Amortized	Sold / Transferred	9/30/13
Freddie Mac	$7,641	$2,463	$(1,041)	$(5,133)	$3,930
CMBS	7,838	606	(1,463)	3,948	10,929
Life company	2,021	748	(1,236)	—	1,533
Life company – limited	299	215	(138)	—	376

Total	$17,799	$4,032	$(3,878)	$(1,185)	$16,768

Category	12/31/11	Capitalized	Amortized	Sold / Transferred	9/30/12
Freddie Mac	$6,126	$4,331	$(1,047)	$(2,674)	$6,736
CMBS	5,273	391	(914)	2,162	6,912
Life company	1,492	912	(714)	—	1,690
Life company – limited	146	236	(88)	—	294

Total	$13,037	$5,870	$(2,763)	$(512)	$15,632

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $0.6 million and $2.5 million on $181.0 million and $829.9 million of loans, respectively, during the three and nine month periods ending September 30, 2013, respectively, and $2.1 million and $4.3 million on $695.2 million and $1.5 billion of loans, respectively, during the three and nine month periods ending September 30, 2012, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration on the CMBS and Life company tranches of $0.7 million and $1.6 million on $1.5 billion and $3.6 billion of loans, respectively, during the three and nine month periods ending September 30, 2013, respectively, and $0.5 million and $1.5 million on $0.8 billion and $3.3 billion of loans, respectively, during the three and nine month periods ending September 30, 2012 respectively. During the nine months ending September 30, 2013 and 2012, the Company sold the cashiering portion of certain Freddie Mac mortgage servicing rights. While the Company transferred the risks and rewards of ownership of the cashiering portion of the mortgage servicing rights, the Company continues to perform limited servicing activities on these loans for a reduced market-based fee. Therefore, the remaining servicing rights were transferred to the CMBS servicing tranche. The result of these transactions was the Company recording a gain in the three and nine month periods ending September 30, 2013 of $1.1 million and $4.2 million, respectively, and $0.7 million and $2.5 million during the three and nine month periods ending September 30, 2012, respectively, within interest and other income, net in the consolidated statements of income. The Company also received securitization compensation in relation to the sale of the cashiering portion of certain Freddie Mac mortgage servicing rights in the three and nine months ending September 30, 2013 of $0.8 million and $4.4 million, respectively, and $0.6 million and $2.5 million during the three and nine month periods ending September 30, 2012, respectively. The securitization compensation is recorded within interest and other income, net in the consolidated statements of income.

Amortization expense related to intangible assets was $1.1 million and $3.9 million during the three and nine month periods ended September 30, 2013 respectively, and $1.0 million and $2.8 million during the three and nine month periods ending September 30, 2012, respectively, and is recorded in depreciation and amortization in the consolidated statements of income.

Estimated amortization expense for the next five years is as follows (dollars in thousands):

Remainder of 2013	$1,140
2014	4,140
2015	3,305
2016	2,524
2017	1,915
2018	1,398

The weighted-average life of the mortgage servicing rights intangible asset was 6.0 years at September 30, 2013.

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

As of September 30, 2013, the Company did not have any assets or liabilities recognized at fair value on a recurring basis.

In accordance with generally accepted accounting principles, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and mortgage notes receivable. The mortgage servicing rights are recorded at fair value upon initial recording and were not re-measured at fair value during the third quarter of 2013 because the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at September 30, 2013. The fair value of the mortgage notes receivable was based on prices observable in the market for similar loans. Due to the short term nature of the mortgage note receivable, fair value approximated carrying value at September 30, 2013 and therefore no lower of cost or fair value adjustment was required.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of September 30, 2013 (in thousands):

		September 30, 2013 Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring fair value measurements
Mortgage notes receivable	$6,660	$—	$6,660	$—
Mortgage servicing rights	16,768	—	—	20,070

Total nonrecurring fair value measurements	$23,428	$—	$6,660	$20,070

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

Mortgage servicing rights do not trade in an active, open market with readily-available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Expected life of cash flows	3 years to 10 years	3 years to 10 years
Discount rate (1)	15% to 20%	15% to 20%
Prepayment rate	1% to 8%	0% to 8%
Inflation rate	2%	2%
Cost of service per loan	$1,600 to $3,995	$1,600 to $3,989

(1)	Reflects the time value of money and the risk of future cash flows related to the possible cancellation of servicing contracts, transferability restrictions on certain servicing contracts, concentration in the life company portfolio and large loan risk.

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

7. Capital Lease Obligations

Capital lease obligations consist of the following at September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Capital lease obligations	$488	$578
Less current maturities	271	299

	$217	$279

Capital lease obligations consist primarily of office equipment leases that expire at various dates through April 2017. A summary of future minimum lease payments under capital leases at September 30, 2013 is as follows (dollars in thousands):

Remainder of 2013	$78
2014	247
2015	109
2016	47
2017	7

$488

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

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting the Company’s participation in Freddie Mac’s Program Plus Seller/Servicer program and cannot be used for any other purpose. As of September 30, 2013 and December 31, 2012, HFF LP had $6.7 million and $261.3 million, respectively, outstanding on the warehouse lines of credit and a corresponding amount of mortgage notes receivable. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (0.18% and 0.21% at September 30, 2013 and December 31, 2012, respectively) plus a spread. HFF LP is also paid interest on its loan secured by a multifamily loan at the rate in the Freddie Mac note.

9. Lease Commitments

The Company leases various corporate offices and office equipment under noncancelable operating leases. These leases have initial terms of one to ten years. Several of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $1.9 million and $5.4 million, respectively, during the three and nine month periods ended September 30, 2013 and $1.6 million and $4.7 million, respectively, during the three and nine month periods ending September 30, 2012 and is recorded within occupancy expense in the consolidated statements of income.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (dollars in thousands):

Remainder of 2013	$1,408
2014	5,975
2015	5,942
2016	5,176
2017	4,563
2018	3,650
Thereafter	7,631

$34,345

The Company subleases certain office space to subtenants, which subleases may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2017. See Note 4 and Note 7 above for further description of the assets and related obligations recorded under these capital leases at September 30, 2013 and December 31, 2012, respectively.

10. Servicing

The Company services commercial real estate loans for investors. The unpaid principal balance of the servicing portfolio totaled $32.2 billion and $31.3 billion at September 30, 2013 and December 31, 2012, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At September 30, 2013 and December 31, 2012, the funds held in escrow totaled $145.1 million and $172.9 million, respectively. These funds, and the offsetting liabilities of the borrowers to external parties, are not presented in the Company’s consolidated financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of income.

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

12. Income Taxes

Income tax expense includes current and deferred taxes as follows (dollars in thousands):

	Current	Deferred	Total
Nine Months Ended September 30, 2013:
Federal	$9,678	$7,069	$16,747
State	942	575	1,517

	$10,620	$7,644	$18,264

	Current	Deferred	Total
Nine Months Ended September 30, 2012:
Federal	$5,003	$7,268	$12,271
State	1,554	1,568	3,122

	$6,557	$8,836	$15,393

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	September 30, 2013	September 30, 2012
Pre-tax book income	$47,025	$39,851
Less: pre-tax income allocated to noncontrolling interest holder	—	246

Pre-tax book income after noncontrolling interest	$47,025	$39,605

	September 30,
	2013		2012
Income tax expense / (benefit)		Rate		Rate
Taxes computed at federal rate	$16,459	35.0%	$13,862	35.0%
State and local taxes, net of federal tax benefit	2,247	4.8%	2,125	5.4%
Change in income tax benefit payable to stockholder	(399)	(0.8)%	257	0.6%
Effect of deferred rate change	(822)	(1.7)%	874	2.2%
Effect of change in valuation allowance	—	0.0%	(2,253)	(5.7)%
Change in state net operating loss	(155)	(0.3)%	(78)	(0.2)%
Compensation limitation	319	0.7%	—	0.0%
Meals and entertainment	397	0.8%	330	0.8%
Other	218	0.5%	276	0.7%

Income tax expense	$18,264	38.8%	$15,393	38.9%

Total income tax expense recorded for the nine months ended September 30, 2013 and 2012 included income tax expense of zero and $3,000, respectively, of state and local taxes on income allocated to the noncontrolling interest holder, which represents 0.0% and 0.01% of the total effective rate, respectively.

Deferred income tax assets and liabilities consist of the following at September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Deferred income tax assets:
Section 754 election tax basis step-up	$161,008	$169,487
Tenant improvements	2,447	2,232
Net operating loss carryforward	380	1,212
Restricted stock units	4,550	2,572
Compensation	3,003	3,736
Intangible asset	520	548
Tax credits	123	123
Other	316	278

Deferred income tax asset	172,347	180,188
Deferred income tax liabilities:
Goodwill	(1,276)	(1,270)
Servicing rights	(6,368)	(6,750)
Deferred rent	(1,831)	(1,653)
Investment in partnership	(587)	(586)

Deferred income tax liability	(10,062)	(10,259)

Net deferred income tax asset	$162,285	$169,929

The primary deferred tax asset represents a tax basis step-up election under Section 754 of the Internal Revenue Code (“Section 754”) made by the Company relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for shares of the Company’s Class A common stock since the date of the Reorganization Transactions. As a result of the step-up in basis from these transactions, the Company is entitled to annual future tax benefits in the form of amortization for income tax purposes. The annual pre-tax benefit on the Section 754 step-up and past payments under the tax receivable agreement is approximately $28.7 million at September 30, 2013. To the extent that the Company does not have sufficient taxable income in a year to fully utilize this annual deduction, the unused benefit is recharacterized as a net operating loss and can then be carried back two years or carried forward for twenty years. The Company measured the deferred tax asset based on the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships utilizing the enacted tax rates at the date of the transaction. All subsequent changes in the measurement of the deferred tax assets due to changes in the enacted tax rates or changes in the valuation allowance, if any, are recorded as a component of income tax expense.

In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. In order to realize the annual pre-tax benefit of approximately $28.7 million, the Company needs to generate approximately $204 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit of $28.7 million each year, the shortfall becomes a net operating loss that can be carried back two years to offset prior years’ taxable income or carried forward twenty years to offset future taxable income. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets resulting from the basis step up transactions (initial sale of units in the Operating Partnerships and subsequent exchanges of Operating Partnership units since the date of the Reorganization Transactions). The combined federal and state tax effected net operating loss carryforwards of $0.4 million at September 30, 2013 represent the cumulative excess of the Section 754 annual tax deductions over taxable income for the nine month period ending September 30, 2013 and prior years. The use of a portion of the net operating loss of $0.4 million is subject to limitation under Section 382 of the Internal Revenue Code. The limitation on the use of the net operating loss in 2013 is $0.3 million, which can be used in future years. The net operating loss limitation does not impact the Company’s ability to fully utilize the net operating loss before its expiration. The federal net operating loss carryforwards expire from 2028 through 2030, while the state net operating loss carryforwards expire from 2020 through 2030.

The Company will recognize interest and penalties related to unrecognized tax benefits in interest and other income, net in the consolidated statements of income. There were no interest or penalties recorded in the three and nine month periods ending September 30, 2013 and 2012.

Tax Receivable Agreement

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007 and kept that election in effect for each taxable year in which partnership units were exchanged for shares of Class A common stock of the Company. The initial sale as a result of the Offering and subsequent exchanges of Operating Partnership units for shares of Class A common stock produced increases in the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of tax payments to the extent that the Company has taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $161.0 million and has recorded this amount as a deferred tax asset on its consolidated balance sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2013. The Company is obligated, however, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax is computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges had the Company not entered into the tax receivable agreement.

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

While the actual amount and timing of payments under the tax receivable agreement depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the future payments that will be made to HFF Holdings will be $145.6 million, and has recorded this obligation to HFF Holdings as a liability on the consolidated balance sheet. To the extent the Company does not realize all of the tax benefits in future years, this liability to HFF Holdings may be reduced.

In conjunction with the filing of the Company’s 2012 federal and state tax returns, the benefit for 2012 relating to the Section 754 basis step-up was finalized resulting in $12.2 million of tax benefits being realized by the Company. As discussed above, the Company is obligated to remit to HFF Holdings 85% of any such cash savings in federal and state tax. As such, during the third quarter of 2013, the Company paid $10.4 million to HFF Holdings under the tax receivable agreement. In conjunction with the filing of the Company’s 2011 federal and state tax returns, the benefit for 2011 relating to the Section 754 basis step-up was finalized resulting in $20.9 million of tax benefits being realized by the Company and as such, during the third quarter of 2012, the Company paid $17.7 million to HFF Holdings under the tax receivable agreement. As of September 30, 2013, the Company has made payments to HFF Holdings pursuant to the terms of the tax receivable agreement in an aggregate amount of approximately $41.9 million and the Company anticipates to make a payment of $10.8 million to HFF Holdings in 2014.

13. Noncontrolling Interest

Noncontrolling interest recorded in the consolidated financial statements of the Company relates to the ownership interest of HFF Holdings in the Operating Partnerships that HFF Holdings held prior to August 31, 2012. As a result of the Reorganization Transactions discussed in Note 1, partners’ capital was eliminated from equity and noncontrolling interest of $6.4 million was recorded representing HFF Holdings’ remaining interest in the Operating Partnerships following the initial public offering and the underwriters’ exercise of the overallotment option on February 21, 2007, along with HFF Holdings’ proportional share of net income earned by the Operating Partnerships subsequent to the change in ownership. As discussed in Note 1, the Company is a holding company and, as such, does not generate income other than through its proportional share of net income earned by the Operating Partnerships. However, the Company does incur certain costs which are not allocated or shared with the Operating Partnerships or their direct or indirect partners (including, prior to August 31, 2012, HFF Holdings) and, therefore, the net income as shown on the consolidated statements of income is not proportionately shared between the noncontrolling interest holder and the controlling interest holder.

As a result of the Reorganization Transactions, HFF Holdings beneficially owned 20,355,000 partnership units in each of the Operating Partnerships. Pursuant to the terms of the Company’s amended and restated certificate of incorporation, HFF Holdings could from time to time exchange its partnership units in the Operating Partnerships for shares of the Company’s Class A common stock on the basis of two partnership units, one for each Operating Partnership, for one share of Class A common stock, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

All of the partnership units were exchanged as of August 31, 2012 by members of HFF Holdings for an equal amount of shares of Class A common stock. During each of the three and nine month periods ending September 30, 2012, 133,142 and 997,089 partnership units were exchanged.

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

As a result of the Reorganization Transactions, HFF Holdings was issued one share of the Company’s Class B common stock. Class B common stock had no economic rights but entitled the holder to a number of votes that was equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings held in the Operating Partnerships, as of the relevant record date for the Company stockholder action, were exchangeable. Since all of the partnership units had been exchanged as of August 31, 2012, the Class B common stock was transferred to the Company and retired on August 31, 2012 in accordance with the Company’s certificate of incorporation.

14. Stockholders Equity

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. Holders of Class A common stock vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval. The Company had issued 37,498,796 and 37,221,461 shares of Class A common stock as of September 30, 2013 and December 31, 2012, respectively.

15. Earnings Per Share

The Company’s net income and weighted average shares outstanding for the three and nine month periods ended September 30, 2013 and 2012 consist of the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$13,345	$10,131	$28,761	$24,458
Net income attributable to controlling interest	$13,345	$10,084	$28,761	$24,215
Weighted Average Shares Outstanding:
Basic	37,378,037	37,079,810	37,334,913	36,831,772
Diluted	37,816,501	37,336,553	37,680,894	37,024,637

The calculations of basic and diluted net income per share amounts for the three and nine month periods ended September 30, 2013 and 2012 are described and presented below.

Basic Net Income per Share

Numerator — net income attributable to controlling interest for the three and nine month periods ended September 30, 2013 and 2012, respectively.

Denominator — the weighted average shares of Class A common stock for the three and nine month periods ended September 30, 2013 and 2012, including 129,621 and 105,692 restricted stock units that have vested and whose issuance is no longer contingent as of September 30, 2013 and September 30, 2012, respectively.

Diluted Net Income per Share

Numerator — net income attributable to controlling interest for the three and nine month periods ended September 30, 2013 and 2012 as in the basic net income per share calculation described above plus.

Denominator — the weighted average shares of Class A common stock for the three and nine month periods ended September 30, 2013 and 2012, including 129,621 and 105,692 restricted stock units that have vested and whose issuance is no longer contingent as of September 30, 2013 and September 30, 2012, respectively, plus the dilutive effect of the unvested restricted stock units and stock options.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to controlling interest	$13,345	$10,084	$28,761	$24,215
Denominator:
Weighted average number of shares of Class A common stock outstanding	37,378,037	37,079,810	37,334,913	36,831,772
Basic net income per share of Class A common stock	$0.36	$0.27	$0.77	$0.66
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to controlling interest	$13,345	$10,084	$28,761	$24,215
Denominator:
Basic weighted average number of shares of Class A common stock	37,378,037	37,079,810	37,334,913	36,831,772
Add—dilutive effect of:
Unvested restricted stock units	415,513	239,856	325,721	176,166
Stock options	22,951	16,887	20,260	16,699
Weighted average common shares outstanding — diluted	37,816,501	37,336,553	37,680,894	37,024,637
Diluted earnings per share of Class A common stock	$0.35	$0.27	$0.76	$0.65

16. Related Party Transactions

The Company made payments on behalf of two affiliates of $488 and $48,481, respectively, during the nine month period ended September 30, 2013. The Company made payments on behalf of two affiliates of $3,272 and $110,732, respectively, during the nine month period ended September 30, 2012. These payments by the Company are primarily for professional services fees and other miscellaneous operating expenses on behalf of affiliates. The Company received payments from one affiliate of $172,834 and $228,358 during the nine month period ended September 30, 2013 and September 30, 2012, respectively. The Company had a net receivable from affiliates of zero and $124,000 at September 30, 2013 and December 31, 2012, respectively.

As a result of the Company’s initial public offering, the Company entered into a tax receivable agreement with HFF Holdings that provides for the payment by the Company to HFF Holdings of 85% of the amount of the cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increase in tax basis of the assets owned by HFF LP and HFF Securities and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. As members of HFF Holdings, each of John Pelusi, the Company’s chief executive officer, Mark Gibson and Jody Thornton, each a member of the Company’s board of directors and a transaction professional of the Operating Partnerships, and John Fowler, a current director emeritus of the Company’s board of directors and a transaction professional of the Operating Partnerships, is entitled to participate in such payments, in each case on a pro rata basis based upon such person’s ownership of interests in each series of tax receivable payments created by the initial public offering or subsequent exchange of Operating Partnership units. During the third quarter of 2013, Messrs. Pelusi, Gibson, Thornton and Fowler received payments of $0.9 million, $0.9 million, $0.9 million and $0.7 million in connection with the Company’s payment of $10.4 million to HFF Holdings under the tax receivable agreement. During the third quarter of 2012, Messrs. Pelusi, Gibson, Thornton and Fowler received payments of $1.4 million, $1.4 million, $1.4 million and $1.1 million in connection with the Company’s payment of $17.7 million to HFF Holdings under the tax receivable agreement. The Company retains the remaining 15% of cash savings in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax is computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities allocable to the Company as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the offering and will continue until all such tax benefits have been utilized or have expired. See Note 12 for further information regarding the tax receivable agreement and Note 17 for the amount recorded in relation to this agreement.

17. Commitments and Contingencies

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. The Company has recorded $145.6 million for this obligation to HFF Holdings as a liability on the consolidated balance sheet as of September 30, 2013.

In recent years, the Company has entered into arrangements with newly-hired producers whereby these producers would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the producers only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2014 through 2018. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the producers achieving the performance targets and the probability of each of the producers signing an employment agreement. As of September 30, 2013, $2.3 million has been accrued for these arrangements on the consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of the Company and its subsidiaries as of September 30, 2013, and the results of our operations for the three and nine month periods ended September 30, 2013, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

Our Business

We are, based on transaction volume, one of the leading providers of commercial real estate and capital markets services to both the users and providers of capital in the U.S. commercial real estate industry and are one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 21 offices nationwide with approximately 626 associates including approximately 251 transaction professionals as of September 30, 2013.

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

The factors discussed above have adversely affected and continue to be a risk to our business, as evidenced by the effects of the significant recent disruptions in the global capital and credit markets, and in particular the domestic capital markets. While conditions in 2011, 2012 and to-date in 2013 have generally improved, the global and domestic credit and liquidity issues, coupled with the global and domestic economic recession/slow down, reduced in 2008, 2009 and 2010, when compared to 2011, 2012 and to-date 2013, and prior periods during 2002 through 2007, and may reduce in the future the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes. This has had, and may have in the future, a significant adverse effect on our capital markets services revenues (including our servicing revenues). The recent significant balance sheet issues, in late 2007, 2008, 2009 and early 2010, of many of the CMBS lenders, the Agencies (Freddie Mac® and Fannie Mae®), banks, life insurance companies, mortgage REITS and debt funds, captive finance companies and other financial institutions have adversely affected, and could again in the future adversely affect, the global and domestic economies and the flow of commercial mortgage debt to the U.S. capital markets, and, in turn, could potentially adversely affect all of our capital markets services platforms and resulting revenues.

The recent economic slowdown and domestic and global recession also continue to be a risk, not only due to the potential negative adverse impacts on the performance of global economies, including the U.S. and its commercial real estate markets, but also due to the ability of lenders and equity investors to generate significant funds to continue to make loans and equity available to the commercial real estate market and, in particular, in the U.S., where we operate.

Other factors that may adversely affect our business are discussed under the heading “Forward-Looking Statements” and under the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

Results of Operations

Following is a discussion of our results of operations for the three months ended September 30, 2013 and September 30, 2012. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2012.

	For the Three Months Ended September 30,
	2013		2012
	Dollars	% of Revenue	Dollars	% of Revenue	Total Dollar Change	Total Percentage Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$88,546	99.0%	$66,944	97.0%	$21,602	32.3%
Interest on mortgage notes receivable	299	0.3%	1,543	2.2%	(1,244)	(80.6)%
Other	569	0.6%	552	0.8%	17	3.1%

Total revenues	89,414	100.0%	69,039	100.0%	20,375	29.5%
Operating expenses
Cost of services	49,752	55.6%	40,187	58.2%	9,565	23.8%
Personnel	11,029	12.3%	6,334	9.2%	4,695	74.1%
Occupancy	2,406	2.7%	2,043	3.0%	363	17.8%
Travel and entertainment	2,130	2.4%	1,627	2.4%	503	30.9%
Supplies, research and printing	1,307	1.5%	1,286	1.9%	21	1.6%
Other	4,145	4.6%	5,231	7.6%	(1,086)	(20.8)%

Total operating expenses	70,769	79.1%	56,708	82.1%	14,061	24.8%

Operating income	18,645	20.9%	12,331	17.9%	6,314	51.2%
Interest and other income, net	3,546	4.0%	4,407	6.4%	(861)	(19.5)%
Interest expense	(8)	(0.0)%	(11)	(0.0)%	3	(27.3)%
(Increase) decrease in payable under tax receivable agreement	(701)	(0.8)%	(1,204)	(1.7)%	503	(41.8)%

Income before income taxes	21,482	24.0%	15,523	22.5%	5,959	38.4%
Income tax expense	8,137	9.1%	5,392	7.8%	2,745	50.9%

Net income	13,345	14.9%	10,131	14.7%	3,214	31.7%
Net income attributable to noncontrolling interest	—	0.0%	47	0.1%	(47)	100.0%

Net income attributable to controlling interest	$13,345	14.9%	$10,084	14.6%	$3,261	32.3%

Adjusted EBITDA (1)	$25,698	28.7%	$16,413	23.8%	$9,285	56.6%

(1)	The Company defines Adjusted EBITDA as net income attributable to controlling interest before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) net income attributable to the noncontrolling interest, (v) stock-based compensation expense, which is a non-cash charge, (vi) income recognized on the initial recording of mortgage servicing rights that are acquired with no initial consideration, which is also a non-cash income amount that can fluctuate significantly based on the level of mortgage servicing right volumes, and (vii) the increase (decrease) in payable under the tax receivable agreement, which represents changes in a liability recorded on the Company’s consolidated balance sheet determined by the ongoing remeasurement of related deferred tax assets and, therefore, can be income or expense based in the Company’s consolidated statement of income in any individual period. The Company uses Adjusted EBITDA in its business operations to, among other things, evaluate the performance of its business, develop budgets and measure its performance against those budgets. The Company also believes that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate its overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under U.S. generally acceptable accounting principles (GAAP). The Company finds Adjusted EBITDA as a useful tool to assist in evaluating performance because it eliminates items related to capital structure and taxes, including the Company’s tax receivable agreement. Note that the Company classifies the interest expense on its warehouse lines of credit as an operating expense and, accordingly, it is not eliminated from net income attributable to controlling interest in determining Adjusted EBITDA. Some of the items that the Company has eliminated from net income attributable to controlling interest in determining Adjusted EBITDA are significant to the Company’s business. For example, (i) interest expense is a necessary element of the Company’s costs and ability to generate revenue because it incurs interest expense related to any outstanding indebtedness, (ii) payment of income taxes is a necessary element of the Company’s costs, and (iii) depreciation and amortization are necessary elements of the Company’s costs.

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

Set forth below is a reconciliation of consolidated net income attributable to controlling interest to Adjusted EBITDA for the Company for the three months ended September 30, 2013 and 2012:

Adjusted EBITDA for the Company is calculated as follows:

(dollars in thousands)

	For the Three Months Ended September 30,
	2013	2012
Net income attributable to controlling interest	$13,345	$10,084
Add:
Interest expense	8	11
Income tax expense	8,137	5,392
Depreciation and amortization	1,550	1,419
Net income attributable to noncontrolling interest	—	47
Stock-based compensation (a)	3,250	856
Initial recording of mortgage servicing rights	(1,293)	(2,600)
Increase (decrease) in payable under the tax receivable agreement	701	1,204

Adjusted EBITDA	$25,698	$16,413

(a)	Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation bonus plan or office profit participation bonus plans that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation bonus plan and office profit participation bonus plans. Stock-based compensation expense for the three months ended September 30, 2013 reflects $0.3 million expense recognized during such period that was associated with restricted stock granted in March 2013 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2012. Stock-based compensation expense for the three months ended September 30, 2012 reflects $0.3 million expense recognized during such period that was associated with restricted stock granted in March 2012 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2011. Stock-based payments under such plans were first made in 2012 in respect of 2011. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

Revenues. Our total revenues were $89.4 million for the three months ended September 30, 2013 compared to $69.0 million for the same period in 2012, an increase of $20.4 million, or 29.5%. The increase in revenues is primarily due to the 50.3% increase in total production volumes as compared to the third quarter of 2012.

•	The revenues we generated from capital markets services for the three months ended September 30, 2013 increased $21.6 million, or 32.3%, to $88.5 million from $66.9 million for the same period in 2012. The increase is primarily attributable to the 50.3% increase in total production volumes during the third quarter of 2013 compared to the third quarter of 2012. During the third quarter of 2013, there was one unusually large transaction. If the Company’s production volumes were adjusted to exclude this transaction in 2013, the third quarter of 2013 adjusted production volumes would have increased 39.1% as compared to the third quarter of 2012.

•	The revenues derived from interest on mortgage notes receivable were $0.3 million for the three months ended September 30, 2013 compared to $1.5 million for the same period in 2012, a decrease of approximately $1.2 million. Revenues decreased primarily as a result of a decrease in the number of loans originated in the third quarter of 2013 compared to the third quarter of 2012 in connection with our services as a Freddie Mac Multifamily Program Plus® Seller/Servicer.

•	The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $0.6 million for each of the three month periods ended September 30, 2013 and September 30, 2012.

Total Operating Expenses. Our total operating expenses were $70.8 million for the three months ended September 30, 2013 compared to $56.7 million for the same period in 2012, an increase of $14.1 million, or 24.8%. Expenses increased primarily due to increased cost of services and increased personnel costs resulting primarily from an increase in capital markets services revenue, increased headcount and increased stock compensation expense.

•	The cost of services for the three months ended September 30, 2013 increased $9.6 million, or 23.8%, to $49.8 million from $40.2 million for the same period in 2012. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues. Also contributing to the increase in cost of services are higher salary and fringe benefit costs from increased headcount. Cost of services as a percentage of capital markets services revenues was approximately 56.2% and 60.0% for the three month periods ended September 30, 2013 and September 30, 2012, respectively.

•	Personnel expenses that are not directly attributable to providing services to our clients increased $4.7 million, or 74.1%, to $11.0 million for the three months ended September 30, 2013 from $6.3 million for the same period in 2012. The increase is primarily related to an increase in salaries and incentive compensation costs of $1.0 million, a $1.4 million increase in profit participation expense and the non-cash mark-to-market adjustment on the existing restricted stock awards accounted for as liability awards which are revalued each quarter and resulted in increased expense of $2.4 million during the third quarter 2013 as compared to the third quarter 2012. Personnel expenses are impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance-based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. The stock compensation cost included in personnel expenses was $3.2 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively. The increase in stock compensation costs is primarily due to the non-cash mark-to-market adjustment on existing restricted stock awards accounted for as liability awards which resulted in $2.9 million of expense (or a $2.4 million increase as compared to the third quarter of 2012 expense of $0.5 million). At September 30, 2013, there was approximately $2.2 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the unvested restricted stock units is 0.5 years as of September 30, 2013. There are no unvested options as of September 30, 2013. The weighted average remaining contractual term of the vested options is 5.0 years as of September 30, 2013.

•	Occupancy, travel and entertainment, and supplies, research and printing expenses for the three months ended September 30, 2013 increased $0.9 million, or 17.9%, to $5.8 million compared to the same period in 2012. This increase is primarily due to increased costs stemming from the increase in headcount and higher production volume.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $4.1 million in the three months ended September 30, 2013, a decrease of $1.1 million, or 20.8%, versus $5.2 million in the three months ended September 30, 2012. This decrease is primarily due to lower interest on warehouse line of credit of $0.9 million.

Net Income. Our net income for the three months ended September 30, 2013 was $13.3 million, an increase of $3.2 million versus $10.1 million for the same fiscal period in 2012. This increase is primarily due to the increase in capital markets services revenue net of the increased commissions and other incentive compensation as described above.

•	Interest and other income, net for the three months ended September 30, 2013 was $3.5 million, a decrease of $0.9 million as compared to $4.4 million for the same fiscal period in 2012 primarily due to lower income recognized on the Company’s initial recording of mortgage servicing rights which was slightly offset by a larger gain on sale of servicing rights on certain loans and higher securitization compensation from the sale of servicing rights.

•	The interest expense we incurred in the three months ended September 30, 2013 was $8,000 as compared to $11,000 in the three months ended September 30, 2012.

•	(Increase) decrease in payable under the tax receivable agreement reflects the change in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement. The $0.7 million increase in payable under the tax receivable agreement for the three month period ended September 30, 2013 represents 85% of the increase in the related deferred tax asset of $0.8 million.

•	Income tax expense was approximately $8.1 million for the three months ended September 30, 2013, as compared to $5.4 million in the three months ended September 30, 2012. This increase is primarily due to the higher income before income taxes during the three months ended September 30, 2013 compared to the same period of the prior year. During the three months ended September 30, 2013, the Company recorded current income tax expense of $7.4 million and deferred income tax expense of $0.8 million.

•	There was no net income attributable to noncontrolling interest, representing the ownership interest of HFF Holdings in the Operating Partnerships, for the three months ended September 30, 2013, a decrease of $47,000 from the same period of the prior year, as a result of the exchange of all of the remaining partnership units in the Operating Partnerships owned by HFF Holdings pursuant to the Exchange Right as of August 31, 2012.

Following is a discussion of our results of operations for the nine months ended September 30, 2013 and September 30, 2012. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2012.

	For the Nine Months Ended September 30,
	2013		2012
	Dollars	% of Revenue	Dollars	% of Revenue	Total Dollar Change	Total Percentage Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$221,509	98.6%	$182,394	97.2%	$39,115	21.4%
Interest on mortgage notes receivable	1,619	0.7%	3,866	2.1%	(2,247)	(58.1)%
Other	1,509	0.7%	1,411	0.8%	98	6.9%

Total revenues	224,637	100.0%	187,671	100.0%	36,966	19.7%
Operating expenses
Cost of services	131,186	58.4%	110,041	58.6%	21,145	19.2%
Personnel	28,223	12.6%	18,713	10.0%	9,510	50.8%
Occupancy	6,701	3.0%	6,070	3.2%	631	10.4%
Travel and entertainment	6,698	3.0%	5,349	2.9%	1,349	25.2%
Supplies, research and printing	3,710	1.7%	4,037	2.2%	(327)	(8.1)%
Other	14,185	6.3%	14,908	7.9%	(723)	(4.8)%

Total operating expenses	190,703	84.9%	159,118	84.8%	31,585	19.9%

Operating income	33,934	15.1%	28,553	15.2%	5,381	18.8%
Interest and other income, net	14,157	6.3%	12,543	6.7%	1,614	12.9%
Interest expense	(26)	(0.0)%	(32)	(0.0)%	6	(18.8)%
(Increase) decrease in payable under tax receivable agreement	(1,040)	(0.5)%	(1,213)	(0.6)%	173	(14.3)%

Income before income taxes	47,025	20.9%	39,851	21.2%	7,174	18.0%
Income tax expense	18,264	8.1%	15,393	8.2%	2,871	18.7%

Net income	28,761	12.8%	24,458	13.0%	4,303	17.6%
Net income attributable to noncontrolling interest	—	0.0%	243	0.1%	(243)	100.0%

Net income attributable to controlling interest	$28,761	12.8%	$24,215	12.9%	$4,546	18.8%

Adjusted EBITDA (1)	$55,655	24.8%	$42,179	22.5%	$13,476	31.9%

(1)	Set forth below is a reconciliation of consolidated net income attributable to controlling interest to Adjusted EBITDA for the Company for the nine months ended September 30, 2013 and 2012:

Adjusted EBITDA for the Company is calculated as follows:

(dollars in thousands)

	For the Nine Months Ended September 30,
	2013	2012
Net income attributable to controlling interest	$28,761	$24,215
Add:
Interest expense	26	32
Income tax expense	18,264	15,393
Depreciation and amortization	5,146	4,253
Net income attributable to noncontrolling interest	—	243
Stock-based compensation (a)	6,450	2,698
Initial recording of mortgage servicing rights	(4,032)	(5,868)
Increase (decrease) in payable under the tax receivable agreement	1,040	1,213

Adjusted EBITDA	$55,655	$42,179

(a)	Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation bonus plan or office profit participation bonus plans that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation bonus plan and office profit participation bonus plans. Stock-based compensation expense for the nine months ended September 30, 2013 reflects $0.9 million expense recognized during such period that was associated with restricted stock granted in March 2013 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2012. Stock-based compensation expense for the nine months ended September 30, 2012 reflects $0.7 million expense recognized during such period that was associated with restricted stock granted in March 2012 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2011. Stock-based payments under such plans were first made in 2012 in respect of 2011. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

Revenues. Our total revenues were $224.6 million for the nine months ended September 30, 2013 compared to $187.7 million for the same period in 2012, an increase of $37.0 million, or 19.7%. The increase in revenues is primarily due to the 27.0% increase in total production volumes as compared to the first nine months of 2012.

•	The revenues we generated from capital markets services for the nine months ended September 30, 2013 increased $39.1 million, or 21.4%, to $221.5 million from $182.4 million for the same period in 2012. The increase is primarily attributable to a 27.0% increase in total production volumes as compared to the first nine months of 2012. During the third quarter of 2013, there was one unusually large transaction. If the Company’s production volumes were adjusted to exclude this transaction in 2013, the first nine months of 2013 adjusted production volumes would have increased 23.0% as compared to the first nine months of 2012.

•	The revenues derived from interest on mortgage notes receivable were $1.6 million for the nine months ended September 30, 2013 compared to $3.9 million for the same period in 2012, a decrease of approximately $2.2 million. Revenues decreased primarily as a result of a decrease in the number of loans originated in the first nine months of 2013 compared to the first nine months of 2012 in connection with our services as a Freddie Mac Multifamily Program Plus® Seller/Servicer.

•	The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $1.5 million in the nine month period ended September 30, 2013, an increase of $0.1 million as compared to the nine month period ended September 30, 2012.

Total Operating Expenses. Our total operating expenses were $190.7 million for the nine months ended September 30, 2013 compared to $159.1 million for the same period in 2012, an increase of $31.6 million, or 19.9%. Expenses increased primarily due to increased cost of services and increased personnel costs resulting primarily from an increase in capital markets services revenue and increased headcount in addition to increased stock compensation and depreciation and amortization costs.

•	The cost of services for the nine months ended September 30, 2013 increased $21.1 million, or 19.2%, to $131.2 million from $110.0 million for the same period in 2012. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues as well as higher salary and fringe benefit costs from increased headcount. Cost of services as a percentage of capital markets services revenues was approximately 59.2% and 60.3% for the nine month periods ended September 30, 2013 and September 30, 2012, respectively.

•	Personnel expenses that are not directly attributable to providing services to our clients increased $9.5 million, or 50.8%, to $28.2 million for the nine months ended September 30, 2013 from $18.7 million for the same period in 2012. The increase is primarily related to an increase in salaries and incentive compensation costs of $3.0 million, increased profit participation expense of $3.1 million and the non-cash mark-to-market adjustment on the existing restricted stock awards accounted for as liability awards which are revalued each quarter and resulted in increased expense of $3.5 million during the first nine months of 2013 as compared to the first nine months of 2012. Personnel expenses are impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance-based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. The stock compensation cost included in personnel expenses was $6.4 million and $2.7 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in stock compensation costs is primarily due to the non-cash mark-to-market adjustment on existing restricted stock awards accounted for as liability awards which resulted in $4.9 million of expense (or a $3.5 million increase as compared to the first nine months of 2012). At September 30, 2013, there was approximately $2.2 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the unvested restricted stock units is 0.5 years as of September 30, 2013. There are no unvested options as of September 30, 2013. The weighted average remaining contractual term of the vested options is 5.0 years as of September 30, 2013.

•	Occupancy and travel and entertainment expenses for the nine months ended September 30, 2013 increased $2.0 million, or 17.3%, to $13.4 million compared to the same period in 2012. These increases are primarily due to increased travel and entertainment costs stemming from the increase in headcount and office expansion, which were slightly offset by lower supplies, research and printing costs which decreased $0.3 million compared to the first nine months of 2012.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $14.2 million in the nine months ended September 30, 2013, a decrease of $0.7 million, or 4.8%, versus $14.9 million in the nine months ended September 30, 2012. This decrease is primarily related to the decrease in interest on warehouse line of credit of $1.6 million and lower depreciation costs of $0.2 million due to the first nine months of 2012 realizing accelerated depreciation on certain offices’ tenant and leasehold improvements due to office relocations. These decreases were partially offset by increased amortization of $1.1 million due to a higher balance of mortgage servicing rights.

Net Income. Our net income for the nine months ended September 30, 2013 was $28.7 million, an increase of $4.3 million versus $24.5 million for the same fiscal period in 2012. This increase is primarily due the increase in capital markets services revenue net of the increased commissions and other incentive compensation as described above.

•	Interest and other income, net for the nine months ended September 30, 2013 was $14.2 million, an increase of $1.6 million as compared to $12.5 million for the same fiscal period in 2012 primarily due to a larger gain on sale of servicing rights on certain loans and higher securitization compensation from the sale of servicing rights. These increases were partially offset by lower income recognized on the Company’s initial recording of mortgage servicing rights.

•	The interest expense we incurred during the nine months ended September 30, 2013 was $26,000 as compared to $32,000 during the nine months ended September 30, 2012.

•	(Increase) decrease in payable under the tax receivable agreement reflects the change in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement. The $1.0 million increase in payable under the tax receivable agreement for the nine month period ended September 30, 2013 represents 85% of the increase in the related deferred tax asset of $1.2 million.

•	Income tax expense was approximately $18.3 million for the nine months ended September 30, 2013, as compared to $15.4 million in the nine months ended September 30, 2012. This increase is primarily due to the higher income before income taxes during the nine months ended September 30, 2013 compared to the same period of the prior year. During the nine months ended September 30, 2013, the Company recorded current income tax expense of $10.6 million and deferred income tax expense of $7.7 million.

•	There was no net income attributable to noncontrolling interest, representing the ownership interest of HFF Holdings in the Operating Partnerships, for the nine months ended September 30, 2013, a decrease of $0.2 million from the same period of the prior year, as a result of the exchange of the remaining partnership units in the Operating Partnerships owned by HFF Holdings pursuant to the Exchange Right as of August 31, 2012.

Financial Condition

Total assets decreased to $366.3 million at September 30, 2013 from $589.2 million at December 31, 2012, primarily due to:

•	A decrease in mortgage notes receivable of $254.6 million due to a lower number of loans pending sale to Freddie Mac at September 30, 2013, compared to December 31, 2012.

•	A decrease in the deferred tax asset, net of $7.6 million primarily due to the amortization of the Section 754 step-up in basis.

These decreases in assets were partially offset by increases in cash and cash equivalents of $32.9 million, property and equipment, net of $2.2 million, prepaid taxes of $2.3 million and prepaid expenses and other assets of $1.3 million.

Total liabilities decreased to $213.7 million at September 30, 2013 from $468.2 million at December 31, 2012, primarily due to:

•	A decrease in amounts outstanding under the warehouse lines of credit of $254.6 million due to a lower number of loans pending sale to Freddie Mac at September 30, 2013, compared to December 31, 2012.

•	A decrease in the payable under the tax receivable agreement of $9.3 million primarily due to the payment of $10.4 million to HFF Holdings for the 2012 tax year which was partially offset by an increase of $1.0 million due to the change in the tax rates used to measure the deferred tax assets.

These decreases in liabilities were partially offset by increases in accrued compensation and related taxes of $9.9 million and deferred rent credit of $1.4 million,

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of distributions to members of HFF Holdings and payment of commissions and bonuses to employees.

First Nine Months of 2013

Cash and cash equivalents increased $32.9 million in the nine months ended September 30, 2013. Net cash of $37.7 million was provided by operating activities, primarily resulting from net income of $28.8 million and an increase in accrued compensation and related taxes of $7.4 million. These sources of cash were partially offset by a $10.4 million payment under the tax receivable agreement, a $1.9 million increase in accounts receivable, a $1.4 million decrease in other accrued liabilities, and a decrease of $3.6 million in prepaid taxes, prepaid expenses and other current assets. Cash of $3.3 million was used for investing in property and equipment. Financing activities used $0.3 million for the payments on certain capital leases and $1.7 million to purchase shares of Class A common stock in connection with employee tax withholdings, and we recognized a $0.5 million excess tax benefit related to share-based award activities.

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

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At September 30, 2013, our cash and cash equivalents of approximately $159.3 million were invested or held in a mix of money market funds and bank demand deposit accounts at two financial institutions. Our liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash level, credit lines, interest and payments on debt, capital expenditures and other matters relating to liquidity and to compliance with regulatory net capital requirements.

Over the nine month period ended September 30, 2013, we generated approximately $37.7 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the nine months ended September 30, 2013, we incurred approximately $190.7 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the nine months ended September 30, 2013, approximately 62.2% of our operating expenses were considered variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. However, if the economy deteriorates at the rate it did during 2008 and 2009, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings in U.S. federal, state and local income tax that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. During the third quarter of 2013, we paid $10.4 million to HFF Holdings under the tax receivable agreement. We have estimated that future payments that will be made to HFF Holdings will be $145.6 million, of which approximately $10.8 million is anticipated to be paid in 2014. Our liquidity needs related to our long term obligations are primarily related to our facility leases. Additionally, for the nine months ended September 30, 2013, we incurred approximately $6.7 million in occupancy expenses and approximately $26,000 in interest expense.

We are a party to an uncommitted $350 million financing arrangement with PNC Bank, N.A. (PNC) and an uncommitted $125 million financing arrangement with The Huntington National Bank (Huntington), to fund our Freddie Mac loan closings. Pursuant to these arrangements, PNC or Huntington funds the multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington National Bank financing arrangements are only for the purpose of supporting our participation in Freddie Mac’s Program Plus Seller Servicer program and cannot be used for any other purpose. As of September 30, 2013, we had outstanding borrowings of $6.7 million under the PNC/Huntington arrangements and a corresponding amount of mortgage notes receivable. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

Goodwill. We evaluate goodwill for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, we make estimates and assumptions in order to determine the estimated fair value of the Company. In determining the fair value of the Company for purposes of evaluating goodwill for impairment, we utilize a combined market and discounted cash flows approach. In applying the market approach, we use the stock price of our Class A common stock as of the measurement date multiplied by the number of current outstanding shares as of the measurement date and an estimated control premium. In applying the discounted cash flows approach, we project our cash flows for the next five years plus a terminal value and discount this stream of cash to determine an estimated fair value. We then apply a weighted factor to both the market approach and discounted cash flows approach to determine the estimated fair value of the Company. As of October 31, 2013, management’s analysis indicates that that a greater than 85.0% decline in the estimated fair value of the Company may result in the recorded goodwill being potentially impaired and would require management to measure the amount of the impairment charge. Goodwill is considered impaired if the recorded book value of goodwill exceeds the implied fair value of goodwill as determined under this valuation technique. We use our best judgment and information available to us at the time to perform this review.

Intangible Assets. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing, prepayment rates and discount rates are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of September 30, 2013, the fair value and net book value of the servicing rights were $20.1 million and $16.8 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 51%, the discount rate increased 6% or if there is a 1% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.

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

The net deferred tax asset of $162.3 million at September 30, 2013 is comprised mainly of a $161.0 million deferred tax asset related to the Section 754 of the Internal Revenue Code (“Section 754”) election tax basis step up. The net deferred tax asset related to the Section 754 election tax basis step up of $161.0 million represents annual pre-tax deductions on the Section 754 basis step up and past payments under the tax receivable agreement of approximately $28.7 million through 2021, then decreasing over the next six years to approximately $0.1 million in 2027. In order to realize the annual pre-tax benefit of approximately $28.7 million, the Company needs to generate approximately $204 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit of $28.7 million each year, the shortfall becomes a net operating loss that can be carried back two years to offset prior years’ taxable income, if any, or carried forward twenty years to offset future taxable income. During 2008 and 2009, based on the decline in production volume and corresponding impact on operating results, we did not realize the entire benefit of the annual deduction. Currently, $0.4 million of this cumulative benefit is characterized as a net operating loss and can be carried forward for periods that begin to expire in 2028. A portion of the net operating loss of $0.4 million is subject to limitation under Section 382 of the Internal Revenue Code. The limitation on the use of the net operating loss in 2013 is $0.3 million, which can be used in future years. The net operating loss limitation does not impact the Company’s ability to fully utilize the net operating loss before its expiration. In evaluating the realizability of these deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets. Based on revenue and taxable income generated through September 30, 2013, management currently expects to realize the entire $28.7 million annual pre-tax benefit and be able to utilize a portion of the net operating loss carryforward. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction would be made in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets.

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

Employment / Non-compete Agreements. The Company has entered into arrangements with newly-hired producers whereby these producers would be paid additional compensation if certain performance targets are met over a defined period. Some of these agreements contain provisions that the payments will be made to the producers only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2014 through 2018. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the producers achieving the performance targets and the probability of each of the producers signing an employment agreement, if applicable. As of September 30, 2013, an accrual of $2.3 million has been made for these arrangements.

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

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

A. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HFF, INC.

Dated: November 8, 2013	By:	/s/ John H. Pelusi, Jr.
John H. Pelusi, Jr.
Chief Executive Officer,
Director and Executive Managing Director
(Principal Executive Officer)

Dated: November 8, 2013	By:	/s/ Gregory R. Conley
Gregory R. Conley
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase