Form 10-K
period 2013-12-31
HFF, Inc.
filed 2014-03-14
CIK 1380509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

As of March 7, 2014, there were 37,250,495 shares of Class A common stock, par value $0.01 per share, of the registrant outstanding.

The aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2013 was approximately $591.1 million, based on the closing price per share of Class A common stock on that date of $17.77 as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and officers of the registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

ii

PART I

Item 1.    Business

Overview

We are, based on transaction volume, one of the leading providers of commercial real estate and capital markets services to both the users and providers of capital in the U.S. commercial real estate industry and one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 22 offices nationwide with approximately 637 associates including approximately 251 transaction professionals. During 2013, we advised on approximately $55.8 billion of completed commercial real estate transactions, a 33.1% increase compared to the approximately $41.9 billion of completed transactions we advised on during 2012.

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

Substantially all of our revenues are in the form of capital markets services fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We also earn fees from commercial loan servicing activities. We believe that our multiple product offerings and platform services, diverse client mix, expertise in a wide range of property types and national platform have the potential to create a diversified revenue stream within the U.S. commercial real estate sector. Our revenues and net income available to controlling interest were $355.6 million and $51.4 million, respectively, for the year ended December 31, 2013, compared to revenues and net income available to controlling interest of $285.0 million and $43.9 million, respectively, for the year ended December 31, 2012.

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

The situation in the global credit markets during late 2007 continuing through today, whereby many world governments (including the U.S., where the Company transacts virtually all of its business) had to take and continue to take unprecedented and uncharted steps to support the financial institutions in their respective countries from collapse was unprecedented in the Company’s history. Restrictions on the availability of capital, both debt and/or equity, during late 2007 through 2010, created significant reductions of liquidity in, and flow of capital to, many global financial markets including the commercial real estate financial markets in the U.S. In addition, such restrictions, coupled with the downturn in the U.S. economy caused commercial real estate prices to decrease in the U.S. While conditions in 2011 through 2013 were generally improved, unresolved global and domestic credit and liquidity issues, as well as the unresolved downturns in many of the global and domestic economies, could reduce in the future, the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes in the markets which the Company competes. Further detail regarding the effect of the recent situation in the credit markets and the commercial real estate markets can be found under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Annual Report on Form 10-K.

HFF, Inc. is a Delaware corporation with its principal executive offices located at 301 Grant Street, One Oxford Centre, Suite 600, Pittsburgh, Pennsylvania, 15219, telephone number (412) 281-8714.

Reportable Segments

We operate in one reportable segment, the commercial real estate financial intermediary segment, and offer debt placement, investment sales, distressed debt and real estate owned advisory services, structured finance, private equity placement, investment banking and advisory services, loan sales and commercial loan servicing.

Our Competitive Strengths

We attribute our success and distinctiveness to our ability to leverage a number of key competitive strengths, including:

People, Expertise and Culture

We and our predecessor companies have been in the commercial real estate business for over 30 years, and our transaction professionals have significant experience and long-standing relationships with our clients. We employ approximately 251 transaction professionals with an average of 17.7 years of commercial real estate transaction experience. The transaction history accumulated among our transaction professionals ensures a high degree of market knowledge on a macro level, knowledge of commercial real estate markets, long term relationships with the most active investors and a comprehensive understanding of commercial real estate capital markets products. Our employees come from a wide range of real estate related backgrounds, including investment advisors and managers, investment bankers, attorneys, brokers and mortgage bankers.

Our culture is governed by our commitment to high ethical standards, putting the clients’ interests first and treating clients and our own associates fairly and with respect. These distinctive characteristics of our culture are highly evident in our ability to retain and attract employees. The average tenure for our senior transaction professionals is 12.4 years, and the average production tenure for the top 25 senior transaction professionals compiled by initial leads during the last five years was 14.4 years (including tenure with predecessor companies). Furthermore, several of our senior transaction professionals have a personal economic interest in our firm, which further aligns their individual interests with those of the Company and its stockholders, as a whole, and our clients.

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

Extensive Cross-Selling Opportunities

As some participants in the commercial real estate market are frequently buyers, sellers, lenders and borrowers at various times, we believe our relationships with these participants across all aspects of their businesses provide us with multiple revenue opportunities throughout the life cycle of their commercial real estate investments. In addition, we sometimes provide more than one service in a particular transaction, such as in an investment sale where we not only represent the seller of a commercial real estate investment but also represent the buyer in arranging acquisition financing. In 2013, 2012 and 2011, we executed multiple transactions across multiple platform services with 24, 20 and 23, respectively, of our top 25 clients.

Broad and Deep Network of Relationships

We have developed broad and deep-standing relationships with the users and providers of capital in the industry and have completed multiple transactions for many of the top institutional commercial real estate investors in the U.S. as well as several global investors who invest in the U.S. Importantly, our transaction professionals, analysts and closing specialists foster relationships with their respective counterparts within each client’s organization. This provides, in our opinion, a deeper relationship with our firm relative to our competitors. In 2013 and 2012, no one borrower or no one seller client, represented more than 4% of our total capital markets services revenues. The combined fees from our top 10 seller clients for the years 2013 and 2012, were less than 12% of our capital markets services revenues for each year, and the combined fees from our top 10 borrower clients were less than 7% of our capital markets services revenues for each year.

Proprietary Transaction Database

We believe that the extensive volume of commercial real estate transactions that we advise on throughout the U.S. and across multiple property types and capital markets service lines provides our transaction professionals with valuable, real-time market information. We maintain a proprietary database on numerous capital sources and clients and potential capital sources and clients and databases that track key terms and provisions of the majority of all closed and pending transactions for which we are involved as well as historical and current flows and the pricing of debt, structured finance, investment sales, loan sales and equity transactions. Included in the databases are real-time quotes and bids on pipeline transactions, status reports on all current transactions as well as historical information on clients, lenders and buyers. Furthermore, our internal databases maintain current and historical information on our loan servicing portfolio, which we believe enables us to track real-time property level performance and market trends. These internal databases are updated regularly and are available to our transaction professionals, analysts and other internal support groups to share client contact information and real-time market information. We believe this information strengthens our competitive position by enhancing the advice we provide to clients and improving the probability of successfully closing a transaction. We believe our associates also understand the confidential nature of this information, and if it is misused, depending on the circumstances, such misuse can be cause for immediate dismissal from the Company.

Our Strategic Growth Plan

We seek to improve our market position by focusing on the following strategic growth initiatives:

Increase Market Share Across Each of our Capital Markets Services

We believe that we have the opportunity to increase our market share in each of the various capital markets services we provide to our clients by penetrating deeper into our national, regional and local client relationships. We also intend to increase our market share by selectively hiring transaction professionals in our existing offices and in new locations, predicated on finding the most experienced professionals in the market who have the highest integrity, work ethic and reputation, while fitting into our culture and sharing our business philosophy and business practices. Since 2011, in addition to opening offices in Tampa, FL, Austin, TX, Denver, CO, Orlando, FL and most recently, Philadelphia, PA (December 2013), we have significantly added to the platform services and product specialty types in a majority of our offices.

•	Debt Placement. In 2013, our transaction volume in debt placements was approximately $27.8 billion, an increase of 18.9% from approximately $23.4 billion in 2012.

•

Investment Sales.    In 2013, we completed investment sales of approximately $25.9 billion, an increase of approximately 71.6% from the approximately $15.1 billion completed in 2012. According to Real Capital Analytics, commercial real estate sales volume for office, industrial, multifamily, retail, hotel properties and land in the U.S. in 2013 and 2012 were $359 billion and $299 billion, respectively.

•

Structured Finance and Advisory Services.    In 2013, we completed approximately $1.5 billion of structured finance and advisory services transactions (which include amounts that we internally allocate to the structured finance reporting category, even though the transaction may have been funded through a single mortgage note) for our clients, representing a decrease of 41.5% from the $2.5 billion completed in 2012.

•

Private Equity and Investment Banking Services.    Our broker-dealer subsidiary, HFF Securities, undertakes both discretionary and non-discretionary private equity raises, select property specific joint ventures and select investment banking activities for our clients. At December 31, 2013 and 2012, we had $1.6 billion and $2.0 billion of active private equity discretionary fund transactions on which HFF Securities was engaged, which may result in additional future revenue.

•

Loan Sales.    We have consummated $0.6 billion and $0.9 billion in loan sales transactions in 2013 and 2012, respectively, a decrease of 35.8%. This business is based on the desire of lenders seeking to diversify concentration risk (geographic, borrower or product type), manage potential problems in their loan portfolios or sell loans rejected from commercial-mortgage backed securities (CMBS) securitization pools.

•

Loan servicing.    The principal balance of HFF’s loan servicing portfolio increased 5.5% to approximately $33.1 billion at December 31, 2013 from approximately $31.3 billion at December 31, 2012. We currently have approximately 31 correspondent lender relationships with life insurers.

While the volume increases relating to our debt placement, investment sales, and loan servicing services referenced above were principally the effect of improved market conditions and increased activity in the commercial real estate market, we believe that our efforts to open new offices and expand our platform services and product specialties have also aided us in our achievements.

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

Our debt transaction professionals originated approximately $4.2 billion and $1.9 billion of debt for clients that purchased properties sold by our investment sales professionals for their clients in 2013 and 2012, respectively. Our investment sales professionals also referred clients to our debt transaction professionals who arranged debt financings totaling approximately $3.3 billion and $2.0 billion in 2013 and 2012, respectively. Our debt transaction professionals also referred clients to our investment sales transaction professionals who sold approximately $1.5 billion and $2.8 billion of properties in 2013 and 2012, respectively. Also, in 2013 and 2012, our subsidiary HFF Securities originated debt volumes of approximately $170.4 million and $23.5 million, respectively, in addition to its other equity placement activities.

Expand Our Geographic Footprint

We believe that opportunities exist to strategically establish and increase our presence in several key domestic, and potentially international, markets. When strategic opportunities present themselves with high quality transaction professionals, it is our intention to capitalize on such opportunities as we recently did in Philadelphia, PA in December 2013, Denver, CO in January 2012 and Orlando, FL in May 2012. While our transactional professionals, located in 22 offices throughout the U.S., advised clients on transactions in 46 states (and the District of Columbia) and in more than 580 cities in 2013, there are a number of major metropolitan areas where we do not maintain an office. We have no overseas offices, but do, on a periodic basis, send our transaction professionals overseas to meet with capital sources and global clients. By comparison, a number of our large public competitors have in excess of 100 offices worldwide and some have nearly 100 in the U.S alone. We constantly review key demand drivers of commercial real estate by market, including growth in population, households, employment, commercial real estate inventory by product type, and new construction. By doing so, we can determine not only where future strategic growth should occur, but more importantly, we can also ensure our transaction professionals are constantly calling on the most attractive markets where we do not have offices. Since 2011, we have opened offices in Tampa, FL, Austin, TX, Denver, CO, Orlando, FL and most recently, Philadelphia, PA. In addition, during this same period, we have significantly added to the platform services and product specialties in nearly all of our offices.

We expect to achieve future strategic geographic expansion through a combination of recruitment of key transaction professionals, organic growth of analysts to transaction professionals and possible acquisitions of smaller local and regional firms across all services in both new and existing markets as well as the possible expansion into other platform lines of business and product specialties. However, in all cases, our strategic growth will be focused on serving our clients’ interests and predicated on finding the most experienced professionals in the market who have the highest integrity, work ethic and reputation, while fitting into our culture and sharing our business philosophy and business practices.

Align our Leadership and Compensation Structures with Our Long-term Growth

Under the management and leadership structure for our Operating Partnerships that we adopted in December 2010, each Operating Partnership’s existing operating committee was replaced with an executive committee (including ad-hoc members) and a leadership committee which includes in excess of fifty of our senior transaction professionals and managers, which includes the executive committee members. The executive committee for each partnership consists of at least three, but no more than seven, individuals (in addition to ad-hoc members), one of whom is the managing member of the Operating Partnerships. The executive committee consists of three of our inside directors, Mark D. Gibson, Joe B. Thornton and John H. Pelusi, Jr., our chief executive officer, who serves as the Operating Partnerships’ managing member, and four new executive managing directors, who were members of the Operating Partnership’s Leadership Team as well as ad-hoc members of the 2013 executive committee. Effective January 2014, as part of our ongoing succession planning efforts to continue to provide critical training, mentoring and education for the future leaders of our business, we added seven additional non-voting ad-hoc members to our Executive Committee. The executive committee is primarily responsible for the day-to-day oversight of the Operating Partnerships’ lines of business and specialties. The leadership committee is composed of (i) the executive committee members, (ii) individual leaders chosen from each line of business and property and/or product specialty, (iii) the office heads from each office and (iv) individuals from other line and support functions at the discretion of the executive committee. The members of the leadership committee are responsible for either overseeing their respective lines of business, property and/or product specialties or their office as well as facilitating communication and educating all of our transaction professionals within each office, each line of business and each of the property and/or product specialties to better serve our clients. On November 12, 2013, Mr. Pelusi voluntarily resigned from his positions as chief executive officer and vice chairman of the Company, managing member of the Operating Partnerships and as a voting member of the Executive Committee of the Operating Partnerships, effective April 1, 2014. He will, however, remain a member of the Executive Committee as a non-voting ad-hoc member after April 1, 2014. On November 12, 2013, the board appointed Mr. Gibson as chief executive officer and Mr. Thornton as president of the Company and managing member of the Operating Partnerships, effective April 1, 2014. Mr. Gibson and Mr. Thornton will also remain in the positions they currently hold in the Company, the Operating Partnerships and the Executive Committee. Mr. Pelusi informed us that he entered into Rule 10b5-1 trading plans pursuant to which he plans to sell his shares of our common stock in the future.

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

Our Services

Debt Placement Services

We offer our clients access to a complete range of debt instruments, including construction and construction/mini-permanent loans, adjustable and fixed rate mortgages, entity level debt, mezzanine debt, forward delivery loans, tax exempt financing and sale/leaseback financing.

Our clients are owners of various types of property, including but not limited to office including medical office related product, retail, industrial, hotel, multi-housing, student housing, self-storage, senior living, independent living, assisted living, nursing homes, condominiums and condominium conversions, mixed-use properties and land. Our clients range in size from individual entrepreneurs who own a single property to the largest real estate funds and institutional property owners throughout the world who invest globally, especially in the United States. Debt is or has been placed with major capital funding sources, both domestic and foreign, including life insurance companies, CMBS conduits, investment banks, commercial banks, thrifts, agency lenders, pension funds, pension fund advisors, real estate investment trusts (REITs), credit companies, opportunity funds and individual investors.

Investment Sales Services

We provide investment sales services to commercial real estate owners who are seeking to sell one or more properties or property interests. We seek to maximize proceeds and certainty of closure for our clients through our knowledge of the commercial real estate and capital markets, our extensive database of potential buyers, many of whom we have deep and long-standing relationships, and our experienced transaction professionals. We believe the real time data on comparable transactions, recent financings of similar assets and market trends enable our transaction professionals to better advise our clients on valuation and certainty of execution based on a prospective buyer’s proposed capital structure and track record for closing transactions.

Structured Finance and Private Equity Services

We offer a wide array of structured finance and private equity alternatives and solutions at both the property and ownership entity level. We believe this allows us to provide financing alternatives at every level of the capital structure, including mezzanine and preferred equity, thereby providing potential buyers and existing owners with the highest appropriate leverage at the lowest blended cost of capital to purchase properties or recapitalize existing ones versus an out-right sale alternative. By focusing on the inefficiencies in the structured finance capital markets, such as mezzanine, preferred equity, participating and/or convertible debt structures, pay and accrual debt structures, pre-sales, stand-by commitments and bridge loans, we believe we are able to access capital for stabilized properties or properties in transition, with predevelopment and development loans and/or joint ventures and/or structured debt and/or equity transactions, which provide maximum flexibility for our clients.

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

Commercial Loan Servicing

We provide commercial loan servicing (primary and sub-servicing) for life insurance companies, Federal Home Loan Mortgage Corporation (Freddie Mac), Fannie Mae through strategic relationships with several delegated underwriting and servicing (DUS®) lenders, CMBS originators, mortgage REITS and debt funds, groups that purchase performing and/or non-performing loans as well as owners who sell commercial real estate subject to a purchase money mortgage. Additionally, we are a rated CMBS primary and special servicer by Fitch Ratings. The primary servicer rating reflects our experienced and tenured management and staff and our long history as a commercial mortgage primary servicer, including Freddie Mac and CMBS servicing. The special servicer rating is based on our ability to work out, manage and resolve commercial mortgage loans and real estate owned (REO) assets. We believe our servicing platform, experienced personnel and hands-on service allow us to maintain close contact with both borrowers and lenders, and as a result, we are often the first point of contact in connection with refinancing, restructuring or sale of commercial real estate assets. Revenue is earned primarily from servicing fees charged to the lender.

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

Competition

The commercial real estate services industry, and all of the services that we provide, are highly competitive, and we expect them to remain so. We compete on a national, regional, local and, in some cases, an international basis, as well as on a number of other critical factors, including but not limited to the quality of our people and client service, historical track record and expertise and range of services and execution skills, absence of conflicts and business reputation. Depending on the product or service, we face competition from other international and domestic commercial real estate service providers, institutional lenders, banks and savings and loans, CMBS conduits, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. Top competitors we face on national, regional and local levels include but are not limited to CBRE Capital Markets, Cushman & Wakefield, Eastdil Secured (owned by Wells Fargo), Jones Lang LaSalle, Colliers, Cassidy Turley, Walker Dunlop, Marcus & Milichap, Newmark/Frank, Northmarq Capital (Marquette), Meridian and Berkadia. There are numerous other local and regional competitors in each of the local markets where we are located as well as the markets in which we do business.

Competition to attract and retain qualified employees is also intense in each of the capital markets services we provide our clients. We compete by offering what we believe to be competitive compensation packages to our transaction professionals and our other associates as well as equity-based incentives including but not limited to our office and firm profit participation plans for key associates who lead our efforts in terms of running our offices or lead our efforts in each of our capital markets services and product specialties as well as through periodic omnibus awards to individuals if the situation warrants. Our ability to continue to compete effectively will depend upon our ability to retain, motivate and compensate appropriately our existing transaction professionals and other key associates as well as our ability to attract new ones, all predicated on finding the most experienced professionals in the market who have the highest integrity, work ethic and reputation, while fitting into our culture and sharing our philosophy and business practices.

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

Employees

Our total employment was 637 employees as of December 31, 2013, which represents an 11.0% increase from the December 31, 2012 total employment of 574 employees.

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

We have experienced, in 2010, 2009, 2008 and previous years, and expect in the future to be negatively impacted by, periods of economic slowdowns, recessions and disruptions in the capital markets; credit and liquidity issues in the global and domestic capital markets, including international, national, regional and local markets; and corresponding declines in the demand for commercial real estate and related services within one or more of the markets in which we operate. Historically, commercial real estate markets, and in particular the U.S. commercial real estate market, have tended to be cyclical and related to the flow of capital to the sector, the condition of the economy as a whole and to the perceptions and confidence of the market participants as to the relevant economic outlook as well as the asset class. Negative economic conditions, changes in interest rates, credit and liquidity issues in the global and domestic capital markets, disruptions in capital markets and/or declines in the demand for commercial real estate and related services in international or domestic markets or in significant markets in which we do business as well as negative perceptions about the asset class, have had and could have in the future a material adverse effect on our business, results of operations and/or financial condition, as listed below. Since the latter half of 2009, there has been an improvement in the U.S. stock markets as well as, in certain instances, increasing confidence and stabilization in domestic and foreign economies as well as in select tier one markets as well as in some select major markets for select high quality core, core plus and value-add assets. However, we can give no assurance that the improvements in the U.S. commercial real estate market are sustainable.

For example:

•

Slowdowns in economic activity and/or disruptions in capital markets could cause tenant demand for space to decline, which would adversely affect the operation and income of commercial real estate properties and thereby affect investor demand and the supply of capital for debt and equity investments in commercial real estate.

•

Declines in the regional or local demand for commercial real estate, or significant disruptions in other segments of the real estate markets and/or capital markets, could adversely affect our results of operations. During 2013, approximately 25.2%, 12.9%, 6.3%, 5.5%, 5.0% and 6.1% of our capital markets services revenues was derived from transactions involving commercial real estate located in Texas, California, Florida, Illinois, Massachusetts and the region consisting of the District of Columbia, Maryland and Virginia, respectively. As a result, a significant portion of our business is dependent on the economic conditions in general and in certain markets for commercial real estate such as in these areas, which, like other commercial real estate markets, have experienced price volatility or economic downturns in the past.

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

These and other types of events could lead to a further decline in transaction activity as well as a decrease in values, which would likely in turn lead to a reduction in fees and commissions relating to such transactions. These effects would likely cause us to realize lower revenues from our transaction service fees, including debt placement fees, investment sales commissions, and our private equity and advisory fees, which fees usually are tied to the transaction value and are payable upon the successful completion of a particular transaction. Such declines in transaction activity and value would likely also significantly reduce our loan servicing activities and revenues as a result of increased delinquencies and defaults on the loans we service and the lack of additional loans that we would have otherwise added to our servicing portfolio.

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

Our business has been and may in the future be adversely affected by restrictions in the availability of debt and/or equity capital as well as a lack of adequate credit and the risk of deterioration of the debt and/or credit markets and commercial real estate markets.

Restrictions on the availability of capital, both debt and/or equity, can create significant reductions in the liquidity and flow of capital to the commercial real estate markets. Severe restrictions in debt and/or equity liquidity as well as the lack of the availability of credit in the markets we serviced in 2010, 2009 and 2008 significantly reduced the volume and pace of commercial real estate transactions compared with past periods. These restrictions also had a general negative effect upon commercial real estate prices themselves. Our business of providing commercial real estate and capital markets services to our clients, who are both users and providers of capital, is particularly sensitive to the volume of activity and pricing in the commercial real estate market. In particular, global and domestic credit and liquidity issues reduced the number of acquisitions, dispositions and loan originations in 2010, 2009 and 2008, compared to prior periods, which may also occur into the future. This has had, and may have in the future, a significant adverse effect on our capital markets services revenues.

Despite the general improvement in the U.S. stock markets that started in the second half of 2009, global and domestic credit restrictions and market uncertainties continue, and we cannot predict with any degree of certainty the magnitude or duration of the recent developments in the credit markets and/or commercial real estate markets as it is inherently difficult to make accurate predictions with respect to such macroeconomic movements that are beyond our control. This uncertainty limits our ability to plan for future developments. In addition, the uncertainty regarding current market conditions may limit the ability of other participants in the credit markets and/or commercial real estate markets to plan for the future. As a result, market participants may act more conservatively than they might in a stabilized market, which may perpetuate and amplify the adverse developments in the markets we service. While business opportunities may emerge from assisting clients with transactions relating to distressed commercial real estate assets, there can be no assurance that the volume of such transactions will be sufficient to meaningfully offset the declines in transaction volumes within the overall commercial real estate market.

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

In addition, our competitors may attempt to recruit our transaction professionals. The employment arrangements, non-competition agreements and retention agreements we have entered into with members of HFF Holdings or may enter into with our key associates may not prevent our transaction professionals and other key associates from resigning or competing against us. Any such arrangements and agreements have expired for some members of HFF Holdings and will expire after a certain period of time for other members of HFF Holdings, at which point each such person would be free to compete against us and solicit our clients and employees. In particular, non-competition agreements entered into with 28 of our transaction professionals (including our Chief Executive Officer and two other inside directors), who consist of the majority of the members of HFF Holdings, terminate on the earlier of March 2015 or two years following the termination of a member’s services with us. We may not be able to or attempt to renew these agreements, and/or we may not want to renew these agreements prior to their expiration. Additionally, we currently do not have employment agreements with certain other key associates and there is no assurance that we will be able to retain their services.

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

Our clients are both users of capital, such as property owners, and providers of capital, such as lenders and equity investors. Defaults or non-performance by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity crises and could lead to losses or defaults by one or more of our clients, which, in turn, could have a material adverse effect on our results of operations and financial condition. In addition, a client may fail to make payments when due, become insolvent or declare bankruptcy. Any client bankruptcy or insolvency or the failure of any client to make payments when due could result in material losses to our company. In particular, if any of our significant clients becomes insolvent or suffers a downturn in its business, it may seriously harm our business. While in 2013 and 2012 no one borrower or no one seller client represented more than 4% of our total capital markets services revenues, bankruptcy filings by or relating to one of our clients could delay or bar us from collecting pre-bankruptcy debts from that client.

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

We compete across a variety of businesses within the commercial real estate industry. In general, with respect to each of our businesses, we cannot give assurance that we will be able to continue to compete effectively or maintain our current fee arrangements or margin levels, or that we will not encounter increased competition. Each of the services we provide to our clients is highly competitive on an international, national, regional and local level. Depending on the product or service, we face competition from international and domestic groups, commercial real estate service providers, private owners and developers, institutional lenders, insurance companies, banks, CMBS originators, debt funds, hedge funds, investment banking firms, investment managers and accounting firms, some of whom are clients and many of whom may have greater financial resources than we do. In addition, future changes in laws and regulations could lead to the entry of other competitors. Many of our competitors are local, regional, national or international firms. Although some are substantially smaller than we are, some of these competitors are significantly larger on a local, regional, national or international basis. We may face increased competition from even stronger competitors in the future due to a trend toward consolidation, especially in times of severe economic stress such as what we experienced in 2008 through 2010. In recent years, there has been substantial consolidation and convergence among companies in our industry. Our existing and future competitors may choose to undercut our fees, increase the levels of compensation they are willing to pay to their employees and either recruit our employees or cause us to increase our level of compensation necessary to retain our own employees or recruit new employees. These occurrences could cause our revenue to decrease or negatively impact our target ratio of compensation to operating revenue, both of which could have an adverse effect on our business, financial condition and results of operations.

Our business could be hurt if we are unable to retain our business philosophy and partnership culture and efforts to retain our philosophy and culture could adversely affect our ability to maintain and grow our business.

We are deeply committed to maintaining the philosophy and culture which we have built. Our Mission and Vision Statement defines our business philosophy as well as the emphasis that we place on our clients, our people and our culture. We seek to reinforce to each of our associates our commitment to our clients, our culture and values by sharing with everyone in the firm what is expected from each of them. We strive to maintain a work environment that reinforces our owner-operator culture and the collaboration, motivation, alignment of interests and sense of ownership and reward associates based on their value-added performance who adhere to this culture. Our status as a public company, including potential changes in our compensation structure, could adversely affect this culture. If we do not continue to develop and implement the right processes, tools and appropriate compensation, including equity compensation, for our associates in order to manage our changing enterprise and maintain this culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.

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

Moreover, we may have to delay, alter or eliminate the implementation of certain aspects of our growth strategy due to events beyond our control, including, but not limited to, changes in general economic conditions, flows in the capital markets and negative changes in commercial real estate market conditions as well as negative perceptions about the commercial real estate asset class. Such delays or changes to our growth strategy may adversely affect our business.

If we acquire companies or significant groups of personnel in the future, we may experience high transaction and integration costs, the integration process may be disruptive to our business and the acquired businesses and/or personnel may not perform as we expect.

Future acquisitions of companies and/or people and any necessary related financings may involve significant transaction-related expenses. Transaction-related expenditures including but not limited to severance costs, lease termination costs, transaction costs, deferred financing costs, possible regulatory costs and merger-related costs, among others. We may also experience difficulties in integrating operations and accounting systems acquired from other companies. These challenges include, but are not limited to, the diversion of management’s attention from the regular operations of our business and the potential loss of our key clients, our key associates or those of the acquired operations, each of which could harm our financial condition and results of operation. We believe that most acquisitions will initially have an adverse impact on revenues, expenses, operating income and net income. Acquisitions also frequently involve significant costs related to integrating culture, people, information technology, accounting, reporting and management services and rationalizing personnel levels. If we are unable to fully integrate the culture, accounting, reporting and other systems of the businesses we acquire, we may not be able to effectively manage them and our financial results may be materially affected. Moreover, the integration process itself may be disruptive to our business as it requires coordination of culture, people and geographically diverse organizations and implementation of new accounting and information technology systems.

In addition, acquisitions of businesses involve risks that the businesses acquired will not perform in accordance with expectations, that the expected synergies associated with acquisitions will not be achieved and that business judgments concerning the value, strengths and weaknesses of the people and the businesses acquired will prove incorrect, which could have an adverse effect on our business, financial condition and results of operations.

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

The level of our indebtedness or inability to obtain additional indebtedness could have important consequences, including, but not limited to the following:

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

Our future cash flow may not be sufficient to meet our obligations and commitments. In addition, with the exception of our uncommitted warehouse lines of credit used exclusively in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, we do not currently maintain a revolving or other credit facility. While we currently believe that cash flows from operating activities and our existing cash balances will be sufficient to meet our working capital needs for the foreseeable future, we cannot make any assurances that we will not be required to incur indebtedness under another source of indebtedness financing in the future. If we are unable to obtain additional financing or generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, including but not limited to, closing offices, selling material assets or operations, seeking to raise additional debt or equity capital, eliminating certain lines of our capital markets platforms or terminating significant numbers of key associates. These actions may not be effected on a timely basis or on satisfactory terms or at all, and these actions may not enable us to continue to satisfy our operating and/or capital requirements. As a result, we may not be able to maintain or accelerate our growth, and any failure to do so could adversely affect our ability to generate revenue and control our expenses, which could adversely affect our business, financial condition and results of operations.

The financial institutions with whom we currently do business may be unable or unwilling to provide funding under our current financing arrangements.

A diminution in the ease at which our current financing sources can be drawn upon could negatively impact our liquidity. While we are party to an uncommitted $350 million warehouse line of credit with PNC Bank, National Association (“PNC”) and an uncommitted $125 million warehouse line of credit with The Huntington National Bank (“Huntington”) to fund our Freddie Mac loan closings in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, such warehouse line of credit arrangements are uncommitted and funded on a transaction-by-transaction basis. As of December 31, 2013, we had aggregate outstanding borrowings of $93.6 million under the PNC and Huntington arrangements (and a corresponding amount of mortgage notes receivable). Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

A failure to appropriately deal with actual or perceived conflicts of interest could adversely affect our businesses.

Outside of our people, our reputation is one of our most important assets. As we have expanded the scope of our businesses, capital market platforms and our client base, we increasingly have to address potential, actual or perceived conflicts of interest relating to the capital markets services we provide to our existing and potential clients. For example, conflicts may arise between our position as an advisor to both the buyer and seller in commercial real estate sales transactions or in instances when a potential buyer requests that we represent it in securing the necessary capital to acquire an asset we are selling for another client or when a capital source takes an adverse action against an owner client that we are representing in another matter. In addition, certain of our employees hold interests in real property as well as invest in pools of funds outside of their capacity as our employees, and their individual interests could be perceived to or actually conflict with the interests of our clients. While we believe we have attempted to adopt various policies, controls and procedures to address or limit actual or perceived conflicts, these policies and procedures may not be adequate or carry attendant costs and may not be adhered to by our employees. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged and cause us to lose existing clients or fail to gain new clients if we fail, or appear to fail, to deal appropriately with conflicts of interest, which could have an adverse effect on our business, financial condition and results of operations.

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

We have experienced and continue to experience significant fluctuations in revenues and net income as a result of many factors, including but not limited to economic conditions, capital market disruptions, the timing of transactions, the commencement and termination of contracts, revenue mix and the timing of additional selling, general and administrative expenses to support new business activities. We provide many of our services without written contracts or pursuant to contracts that are terminable at will. Consequently, many of our clients can terminate or significantly reduce their relationships with us on very short notice for any reason.

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

As of December 31, 2013, our recorded goodwill was approximately $3.7 million and our other intangible assets, net, were $16.8 million. The Company performs the required annual goodwill impairment evaluation as of October 1 of each year. No impairment of goodwill was determined to exist for the years ended December 31, 2013, 2012 or 2011. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. As of December 31, 2013, the fair value and net book value of the Freddie Mac, CMBS and Life Company servicing rights were $19.8 million and $16.2 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 11%, the discount rate increased 4% or if there is a 3% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. As of December 31, 2013, the Life Company Limited stratum with a book value of $431,000 had an indication of impairment due to net book value exceeding fair value by an immaterial amount of $12,000. For further detail, refer to the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies; Use of Estimates” in this Annual Report on Form 10-K. Any impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which charge could materially adversely affect our reported results of operations and the market price of our Class A common stock in future periods.

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

The net deferred tax asset of $161.1 million at December 31, 2013 is comprised mainly of a $158.2 million deferred tax asset related to the a tax basis step-up election under Section 754 of the Internal Revenue Code, as amended (“Section 754”), made by HFF, Inc. relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for shares of the Company’s Class A common stock since the date of the Reorganization Transactions. The deferred tax asset related to the Section 754 election tax basis step up of $158.2 million represents annual pre-tax deductions on the Section 754 basis step up and payments under the tax receivable agreement of approximately $32.8 million in 2014 then increasing to $53.0 million in 2021 and decreasing over the next nine years to approximately $0.1 million in 2030. In order to realize the anticipated pre-tax benefit of approximately $32.8 million in 2014, the Company needs to generate approximately $268 million in revenue, assuming our current cost structure. In the event that the Company cannot realize the anticipated pre-tax benefit each year, the shortfall becomes a net operating loss that can be carried back 2 years to offset prior years’ taxable income or carried forward 20 years to offset future taxable income. During 2008 and 2009, based on the decline in production volume and corresponding impact on operating results, we did not realize the entire benefit of the annual deduction. Currently, $0.4 million of this cumulative benefit is characterized as a net operating loss and can be carried forward for periods that begin to expire in 2028. The net operating loss of $0.3 million is subject to limitation under Section 382 of the Internal Revenue Code. The limitation on the use of the net operating loss in 2013 was $0.3 million, which can be carried forward to future years. The net operating loss limitation does not impact the Company’s ability to fully utilize the net operating loss before its expiration. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income.

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

A number of our services are subject to regulation by the SEC, FINRA and state real estate commissions and securities regulators. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of the registration of us or any of our subsidiaries as a commercial real estate broker or broker-dealer. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or significantly impair our ability to gain new clients. Our broker-dealer operations are subject to periodic examination by the SEC and FINRA. FINRA may identify deficiencies in the procedures and practices of HFF Securities and may require HFF Securities to take remedial action. FINRA may also identify significant violations of law, rules or regulations, resulting in formal disciplinary action and the imposition of sanctions, including potentially the revocation of HFF Securities’ registration as a broker-dealer. We cannot predict the outcome of any such examinations or processes, and any negative regulatory action may have a significant and material adverse effect on our company. In addition, it is possible that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make our clients less willing to enter into transactions in which such a conflict may occur, and significantly impair our ability to gain new clients, which could adversely affect our business, financial condition and results of operation.

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

As part of the Reorganization Transactions, approximately 45% of the partnership units in each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP) held by Holdings Sub, a wholly-owned subsidiary of HFF Holdings, were sold to HoldCo LLC, our wholly-owned subsidiary, for cash raised in the initial public offering. In addition, HFF Holdings gained, through the issuance of one share of HFF, Inc.’s Class B common stock to HFF Holdings, the right to exchange its remaining partnership units in the Operating Partnerships held by HFF Holdings for shares of Class A common stock, subject to certain restrictions (the “Exchange Right”). As of August 31, 2012, all of the 20,355,000 partnership units previously held by Holdings had been exchanged for an equal number of shares of our Class A common stock. Since all the partnership units had been exchanged, the Class B common stock was transferred to us and retired on August 31, 2012 in accordance with our certificate of incorporation. These sales and exchanges have resulted in increases in the tax basis of the assets of HFF LP and HFF Securities that have been allocated to HFF, Inc. These increases in tax basis will likely reduce the amount of tax that we would otherwise be required to pay in the future depending on the amount, character and timing of our taxable income, but there can be no assurances that such treatment will continue in the future.

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

Members of HFF Holdings, who consist of our senior transaction professionals as well as other employees of the Operating Partnerships, held in their individual capacity greater than 20% of the voting power in HFF, Inc. as of March 7, 2014. As a result, and in combination with the fact that our certificate of incorporation does not provide for cumulative voting, these individuals, acting as individuals, collectively, have the ability to exert significant influence in the election of the members of our board of directors and thereby the control of our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends. In addition, these individuals may be able to significantly influence the outcome of all matters requiring stockholder approval, including a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. We cannot assure you that the interests of these individuals will not conflict with your interests.

The concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might ultimately affect the market price of our Class A common stock. In addition, as a result of the influence exercised by these individuals over us at any time in the future, we cannot assure you that we would not have received more favorable terms from an unaffiliated party.

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

In June 2010, following the consultation with our board of directors, 29 members of HFF Holdings agreed to impose resale restrictions on a portion of their shares of Class A common stock in connection with the modification of the Exchange Right and the extension of our employment agreements with such members of HFF Holdings. These modifications to the Exchange Right permitted HFF Holdings to exchange in June 2010 all of its partnership units in the Operating Partnerships that corresponded to the participating members’ interests in HFF Holdings for shares of Class A common stock. During 2010, HFF Holdings exchanged 17,574,374 partnership units for 17,574,374 shares of our Class A common stock. Of these shares of our Class A Common Stock, 4,020,640 shares were subject to the resale restrictions imposed in June 2010. In each of March 2014 and March 2013, 33% or approximately 1.34 million of such restricted shares of Class A common stock became eligible to be freely sold, with a like amount of such restricted shares of Class A common stock being eligible to be freely sold in March 2015.

In addition, as of March 7, 2014, 1,707,807 shares of our Class A common stock were reserved for issuance under outstanding awards of vested and unvested restricted stock or options to purchase our Class A common stock and 1,341,698 shares of our Class A common stock were reserved for future issuance under our 2006 Omnibus Incentive Compensation Plan.

The market price of our Class A common stock may continue to be volatile, which could cause the value of your investment to decline or subject us to litigation.

Our stock price is affected by a number of factors, including but not limited to quarterly and annual variations in our results and those of our competitors; changes to the competitive landscape; estimates and projections by the investment community; the arrival or departure of key personnel, especially the retirement or departure of key senior transaction professionals and management, including members of HFF Holdings and current named executive officers of the Company and senior members of our executive committee and Leadership Team; the introduction of new services by us or our competitors; and acquisitions, strategic alliances or joint ventures involving us or our competitors. Securities markets worldwide experience significant price and volume fluctuations as has been the case in the past, especially since late 2007 and continuing through 2011. This market volatility, as well as general global and domestic economic, credit and liquidity issues, market or political conditions, has reduced and may reduce in the future the market price of our Class A common stock. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our Class A common stock could decrease significantly.

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

None.

Item 2.    Properties

Our principal executive offices are located in leased office space at One Oxford Centre, 301 Grant Street, Suite 600, Pittsburgh, PA. We also lease or sublease space for our offices at Philadelphia, PA; Boston, MA; Hartford, CT; New York, NY; Florham Park, NJ; Washington, D.C.; Miami, FL; Orlando, FL; Tampa, FL; Atlanta, GA; Indianapolis, IN; Chicago, IL; Houston, TX; Dallas, TX; Austin, TX; San Diego, CA; Orange County, CA; Los Angeles, CA; San Francisco, CA; Denver, CO; and Portland, OR. We do not own any real property. We believe that our existing facilities will be sufficient for the conduct of our business during the next fiscal year.

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

Market Information

Our Class A common stock, par value $0.01 per share, trades on the New York Stock Exchange (“NYSE”) under the symbol “HF.” In connection with our initial public offering, our Class A common stock was priced for initial sale on January 30, 2007. There was no established public trading market for our common stock prior to that date. On March 7, 2014 the closing sales price, as reported by the NYSE, was $33.85.

The following table sets forth the high and low sale prices for our Class A common stock as reported by the NYSE for the periods indicated:

	2013
	High	Low
1st Quarter	$20.23	$14.67
2nd Quarter	21.05	16.85
3rd Quarter	25.21	17.67
4th Quarter	27.30	23.31

	2012
	High	Low
1st Quarter	$16.92	$10.61
2nd Quarter	16.93	12.35
3rd Quarter	16.24	12.52
4th Quarter	16.01	12.54

For equity compensation plan information, please refer to Item 12 in Part III of the Annual Report on Form 10-K.

Holders

On March 7, 2013, we had 86 stockholders of record of our Class A common stock.

Dividends

On January 15, 2014, our board of directors declared a special cash dividend of $1.83 per share of Class A common stock to stockholders of record on January 27, 2014. The aggregate dividend payment was paid on February 6, 2014 and totaled approximately $68.2 million based on the number of shares of Class A common stock then outstanding. Additionally, 42,108 restricted stock units (dividend units) were granted for those unvested and vested but not issued restricted stock units as of the record date of January 27, 2014. These dividend units follow the same vesting terms as the underlying restricted stock units. The declaration and payment of any future dividends will be at the sole discretion of our board of directors.

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

Performance Graph

The following graph shows our cumulative total stockholder return for the period January 1, 2009 and ending on December 31, 2013. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, and an industry peer group for this period.

The comparison below assumes $100 was invested on January 1, 2009 in our Class A common stock and in each of the indices shown and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not indicative of future stock price performance. The peer group is comprised of the following publicly-traded real estate services companies: CB Richard Ellis Group, Inc. and Jones Lang LaSalle Incorporated. These two companies represent our primary competitors that are publicly traded with business lines reasonably comparable to ours.

COMPARISON OF 60-MONTH CUMULATIVE TOTAL RETURN

Among HFF, Inc., The S&P 500 Index, and a Peer Group

	1/1/09	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
HFF, Inc.	100.00	255.10	394.29	421.63	608.16	1,095.92
S&P 500 Index	100.00	123.45	139.23	139.23	157.90	204.63
Peer Group	100.00	266.60	389.65	288.01	384.39	493.39

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities of the Company during 2013.

Item 6.	Selected Financial Data

The selected historical consolidated financial data as of and for the years ended December 31, 2013, 2012, and 2011 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data for the year ended December 31, 2010 and 2009 was also derived from our audited consolidated financial statements not otherwise included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future performance or results of operations. You should read the combined historical financial data together with our consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K.

	For The Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Income Data:
Total revenue	$355,605	$284,974	$254,679	$139,972	$77,476
Operating expenses	285,628	234,857	201,307	124,607	81,390

Operating income (loss)	69,977	50,117	53,372	15,365	(3,914)
Interest and other income, net	17,100	20,049	14,968	9,487	6,431
Interest expense	(33)	(42)	(29)	(64)	(419)
(Increase) decrease in payable under the tax receivable agreement	(1,040)	(17,358)	(3,890)	813	1,889

Income before income taxes	86,004	52,766	64,421	25,601	3,987
Income taxes	34,578	8,661	22,371	8,612	2,208

Net income	51,426	44,105	42,050	16,989	1,779
Net income attributable to noncontrolling interest	—	243	2,031	6,098	2,531

Net income (loss) attributable to controlling interest	$51,426	$43,862	$40,019	$10,891	$(752)

Diluted earnings per common share	$1.36	$1.18	$1.11	$0.40	$(0.05)

Adjusted EBITDA (1)	$96,948	$70,002	$68,995	$25,554	$3,019
Balance Sheet Data:
Total assets	$488,176	$589,199	$478,451	$333,150	$223,644
Long term debt, excluding current portion	$185	$279	$300	$138	$123
Total liabilities	$312,602	$468,177	$348,051	$243,467	$156,639

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

Set forth below is an unaudited reconciliation of consolidated net income (loss) attributable to controlling interest to Adjusted EBITDA for the Company for the periods set forth below:

Adjusted EDITDA for the Company is calculated as follows:

(dollars in thousands)

	For the year ended December 31,
	2013	2012	2011	2010	2009
Net income (loss) attributable to controlling interest	$51,426	$43,862	$40,019	$10,891	$(752)
Add:
Interest expense	33	42	29	64	419
Income tax expense	34,578	8,661	22,371	8,612	2,208
Depreciation and amortization	6,800	5,767	4,627	3,655	3,523
Net income attributable to noncontrolling interest	—	243	2,031	6,098	2,531
Stock-based compensation (a)	8,302	3,442	2,053	970	1,136
Initial recording of mortgage servicing rights	(5,231)	(9,373)	(6,025)	(3,923)	(4,157)
Increase (decrease) in payable under the tax receivable agreement	1,040	17,358	3,890	(813)	(1,889)

Adjusted EBITDA	$96,948	$70,002	$68,995	$25,554	$3,019

(a)

Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation bonus plan or office profit participation bonus plans that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation bonus plan and office profit participation bonus plans. Stock-based compensation expense for the year ended December 31, 2013 reflects $1.2 million of expense recognized during such period that was associated with restricted stock granted in March 2013 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2012. Stock-based compensation expense for the year ended December 31, 2012 reflects $1.0 million of expense recognized during such period that was associated with restricted stock granted in March 2012 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2011. Stock-based payments under such plans were first made in 2012 in respect of 2011. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

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

Overview

Our Business

We are, based on transaction volume, one of the leading providers of commercial real estate and capital markets services to both the users and providers of capital in the U.S. commercial real estate industry and are one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 22 offices nationwide with approximately 637 associates and approximately 251 transaction professionals. During 2013, we advised on approximately $55.8 billion of completed commercial real estate transactions, a 33.1% increase compared to the approximately $41.9 billion of completed transactions we advised on in 2012.

Substantially all of our revenues are in the form of capital markets services fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We also earn fees from commercial loan servicing activities. We believe that our multiple product offerings, diverse client mix, expertise in a wide range of property types and national platform have the potential to create a diversified revenue stream within the U.S. commercial real estate sector. Our revenues and net income attributable to controlling interest were $355.6 million and $51.4 million, respectively, for the year ended December 31, 2013, compared to revenues and net income attributable to controlling interest of $285.0 million and $43.9 million, respectively, for the year ended December 31, 2012.

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

•

Global and domestic credit and liquidity issues.    Global and domestic credit and liquidity issues have in the recent past led to an economic downturn, including a commercial real estate market downturn. This downturn in turn led to a decrease in transaction activity and lower values. Restrictions on the availability of capital, both debt and/or equity, created significant reductions, and could in the future create further reductions of the liquidity in and flow of capital to the commercial real estate markets. These restrictions also caused, and could in the future cause, commercial real estate prices to decrease due to the reduced amount of equity capital and debt financing available.

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

•

Fluctuations in interest rates.    Significant fluctuations in interest rates as well as steady and protracted movements of interest rates in one direction (increases or decreases) could adversely affect the operation and income of commercial real estate properties, as well as the demand from investors for commercial real estate investments. Both of these events could adversely affect investor demand and the supply of capital for debt and equity investments in commercial real estate. In particular, increased interest rates may cause prices to decrease due to the increased costs of obtaining financing and could lead to decreases in purchase and sale activities, thereby reducing the amounts of investment sales and loan originations and related servicing fees. If our debt placement and investment sales originations and servicing businesses are negatively impacted, it is likely that our other lines of business would also suffer due to the relationship among our various capital markets services.

The factors discussed above have adversely affected and continue to be a risk to our business, as evidenced by the effects of the significant recent disruptions in the global capital and credit markets, and in particular the domestic capital markets. In particular, global and domestic credit and liquidity issues and reductions in debt and/or equity allocations to commercial real estate reduced, and could in the future reduce, the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes, which could in turn adversely affect our capital markets services revenues including our servicing revenue. While conditions in 2011 through 2013 have generally improved, the global and domestic credit and liquidity issues, coupled with the global and domestic economic recession/slow down as well as other global and domestic macro events beyond our control, could reduce in the future the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes. This has had, and could again have in the future, a significant adverse effect on our capital markets services revenues (including but not limited to our servicing revenues). The significant balance sheet issues of many CMBS lenders, banks, life insurance companies, mortgage REITS and debt funds, captive finance companies and other financial institutions have adversely affected, and could again in the future adversely affect, the flow of commercial mortgage debt to the U.S. capital markets, and, in turn, could potentially adversely affect all of our capital markets services platforms and resulting revenues.

Other factors that may adversely affect our business are discussed under the heading “Forward-Looking Statements” and under the caption “Risk Factors” in this Annual Report on Form 10-K.

Key Financial Measures and Indicators

Revenues

Substantially all of our revenues are derived from capital markets services. These capital markets services revenues are in the form of fees collected from our clients, usually negotiated on a transaction-by-transaction basis, which includes origination fees, investment sales fees earned for brokering sales of commercial real estate, loan servicing fees and loan sales and other production fees. We also earn interest on mortgage notes receivable during the period between the origination of the loan and the subsequent sale to Freddie Mac in connection with our participation in the Freddie Mac Program Plus Seller Servicer program. For the year ended December 31, 2013, we had total revenues of $355.6 million, of which approximately 98.8% were attributable to capital markets services revenue, 0.6% were attributable to interest on mortgage notes receivable and 0.6% were attributable to other revenue sources. For the year ended December 31, 2012, our total revenues equaled $285.0 million, of which 97.2% were generated by our capital markets services, 2.1% were attributable to interest on mortgage notes receivable and 0.7% were attributable to other revenue sources.

Total Revenues:

Capital markets services revenues.    We earn our capital markets services revenue through the following activities and sources:

•

Origination fees.    Our origination fees are earned through the placement of debt, equity and structured financing. Debt placements (along with investment sales fees — see below) represent the majority of our business, with approximately $27.8 billion and $23.4 billion of debt transaction volume in 2013 and 2012, respectively. Fees earned by HFF Securities for discretionary and non-discretionary equity capital raises and other investment banking services are also included with capital markets services revenue in our consolidated statements of income. We recognize origination revenues at the closing of the applicable financing and funding of capital, when such fees are generally collected. We recognize fees earned by HFF Securities at the time the capital is funded or committed, based on the underlying fee agreement, unless collectibility of our fee is not reasonably assured, in which case we recognize fees as they are collected.

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

Costs and Expenses

The largest components of our expenses are our operating expenses, which consist of cost of services, personnel expenses not directly attributable to providing services to our clients, occupancy expenses, travel and entertainment expenses, supplies, research and printing expenses and other expenses. For the years ended December 31, 2013 and 2012, our total operating expenses were $285.6 million and $234.9 million, respectively.

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

Personnel.    Personnel expenses include employee-related compensation and benefits that are not directly attributable to providing services to our clients, profit participation bonuses, stock based compensation and any other incentive bonus compensation that is not directly attributable to providing services to our clients. Offices or lines of business that generate profit margins of 14.5% or more are entitled to profit participation bonuses equal to 15% of adjusted operating income (as defined in the HFF LP or HFF Securities profit participation bonus plan, as applicable) generated by the office or line of business. The allocation of the office profit participation bonus payment to the employees is determined by the office head with a review by the managing member of HFF LP or HFF Securities, as the case may be, provided that any profit participation bonuses to be paid to any executive officer or inside director of HFF, Inc. must be approved in advance by our board of directors or an appropriate committee thereof. In 2013 and 2012, total office profit participation bonus expense was approximately 18.1% and 19.1% respectively of operating income before the office and firm profit participation bonus expense. This decreased percentage is due to the higher operating income achieved in 2013. Due to vesting conditions within the office profit participation plan, approximately 12% and 2% of the 2013 total bonus amount is expected to be expensed in 2014 and 2015, respectively.

In addition, in January 2011, we adopted the HFF, Inc. firm profit participation bonus plan. For each calendar year, beginning in 2011, if we achieve a 17.5% or greater adjusted operating income margin (as defined under such plan), a bonus pool is funded by a percentage, ranging from 15% to 25%, of our adjusted operating income (as defined under such plan) beyond predefined adjusted operating income margin thresholds ranging from 17.5% to 27.5%. Members of the executive and leadership committees of the Operating Partnerships, as well as others within the Operating Partnerships, are eligible to receive a bonus payment under the firm profit participation bonus plan. The firm profit participation bonus plan is administered by our chief executive officer, provided that any profit participation bonuses to be paid to any executive officer or inside director of HFF, Inc. must be approved in advance by our board of directors or an appropriate committee thereof. In 2013 and 2012, total firm profit participation bonus expense was approximately 4.9% and 4.6% of operating income before the firm profit participation bonus expense. Due to vesting conditions within the firm profit participation plan, approximately 23% and 4% of the 2013 total bonus amount is expected to be expensed in 2014 and 2015, respectively.

Stock Based Compensation.    ASC 718, Compensation — Stock Compensation (ASC 718), requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The fair value of the restricted stock awards is calculated as the market value of the Company’s Class A common stock on the date of grant. The Company also has restricted stock awards that are accounted for as liability awards and require remeasurement to fair value at the end of each reporting period, the total expense for which was $6.4 million in 2013. The Company’s awards are subject to graded or cliff vesting. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions for all stock-based payment awards are evaluated on a quarterly basis and updated as necessary.

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

Occupancy.    Occupancy expenses include rental expenses and other expenses related to our 22 offices nationwide.

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

Noncontrolling Interest:

As the sole stockholder of Holliday GP (the sole general partner of the Operating Partnerships), we operate and control all of the business and affairs of the Operating Partnerships. The limited partners in the Operating Partnerships do not have kick-out rights or other substantive participating rights. We consolidate the financial results of the Operating Partnerships, and the prior ownership interest of HFF Holdings in the Operating Partnerships is treated as a noncontrolling interest in our consolidated financial statements. HFF Holdings through its wholly-owned subsidiary (Holdings Sub), and we, through our wholly-owned subsidiaries (Partnership Holdings and Holliday GP), were the only partners of the Operating Partnerships following the Reorganization Transactions. As of August 31, 2012, HFF Holdings had exchanged all of its remaining interests in the Operating Partnerships and therefore we, through our wholly-owned subsidiaries, became and continue to be the only equity holder of the Operating Partnerships.

Results of Operations

Following is a discussion of our results of operation for the years ended December 31, 2013, 2012 and 2011. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	For The Year Ended December 31,
	2013		2012		Total Dollar	Total Percentage
		% of		% of
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(Dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$351,253	98.8%	$276,907	97.2%	$74,346	26.8%
Interest on mortgage notes receivable	2,119	0.6%	5,990	2.1%	(3,871)	(64.6)%
Other	2,233	0.6%	2,077	0.7%	156	7.5%

Total revenues	355,605	100.0%	284,974	100.0%	70,631	24.8%
Operating expenses
Cost of services	202,542	57.0%	163,937	57.5%	38,605	23.5%
Personnel	40,685	11.4%	29,062	10.2%	11,623	40.0%
Occupancy	8,909	2.5%	8,159	2.9%	750	9.2%
Travel and entertainment	9,497	2.7%	7,825	2.7%	1,672	21.4%
Supplies, research and printing	4,922	1.4%	5,089	1.8%	(167)	(3.3)%
Other	19,073	5.4%	20,785	7.3%	(1,712)	(8.2)%

Total operating expenses	285,628	80.3%	234,857	82.4%	50,771	21.6%

Operating income	69,977	19.7%	50,117	17.6%	19,860	39.6%
Interest and other income, net	17,100	4.8%	20,049	7.0%	(2,949)	(14.7)%
Interest expense	(33)	(0.0)%	(42)	(0.0)%	9	(21.4)%
(Increase) decrease in payable under the tax receivable agreement	(1,040)	(0.3)%	(17,358)	(6.1)%	16,318	(94.0)%

Income before taxes	86,004	24.2%	52,766	18.5%	33,238	63.0%
Income tax expense	34,578	9.7%	8,661	3.0%	25,917	299.2%

Net income	51,426	14.5%	44,105	15.5%	7,321	16.6%
Net income attributable to noncontrolling interest	—	0.0%	243	0.1%	(243)	(100.0)%

Net income attributable to controlling interest	$51,426	14.5%	$43,862	15.4%	$7,564	17.2%

Adjusted EBITDA (1)	$96,948	27.3%	$70,002	24.6%	$26,946	38.5%

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

Revenues.    Our total revenues were $355.6 million for the year ended December 31, 2013 compared to $285.0 million for the same period in 2012, an increase of $70.6 million, or 24.8%. Revenues increased primarily as a result of a 33.1% increase in production volumes and related revenues in a majority of our capital markets services platforms. There were two unusually large investment sale transactions during 2013. If we would adjust the 2013 production volumes to exclude these transactions, the Company’s production volume would have increased by approximately 24.8% from 2012 to 2013.

•

The revenues we generated from capital markets services for the year ended December 31, 2013 increased $74.3 million, or 26.8%, to $351.3 million from $276.9 million for the same period in 2012. The increase is primarily attributable to the 33.1% increase in production volumes.

•

The revenues derived from interest on mortgage notes receivable was $2.1 million for the year ended December 31, 2013 compared to $6.0 million for the same period in 2012, a decrease of $3.9 million, or 64.6%. The decrease is due to a lower average loan value and a lower number of loans originated in our participation in Freddie Mac’s Program Plus Seller Servicer® Program during 2013 as compared to 2012.

•

The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were $2.2 million for the year ended December 31, 2013 compared to $2.1 million for the same period in 2012, an increase of approximately $0.2 million, or 7.5%.

Total Operating Expenses.    Our total operating expenses were $285.6 million for the year ended December 31, 2013 compared to $234.9 million for the same period in 2012, an increase of $50.8 million, or 21.6%. Expenses increased primarily due to increased compensation-related costs within cost of services and personnel costs as a result of increases in commissions and other incentive compensation directly related to the increase in capital markets services revenue, an increase in headcount and an increase in performance-based compensation. Additionally, due to the increased production volume and headcount, we experienced increased expenses for travel and entertainment and occupancy.

•

The costs of services for the year ended December 31, 2013 increased approximately $38.6 million, or 23.5%, to $202.5 million from $163.9 million for the same period in 2012. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the 26.8% increase in capital markets services revenues. Additionally, contributing to the increase in cost of services are higher salary and fringe benefit costs from increased headcount to support the increase in production volume. Cost of services as a percentage of capital markets services revenues were approximately 57.7% and 59.2% for the years ended December 31, 2013 and December 31, 2012, respectively. This percentage decrease in 2013 is primarily attributable to the fixed portion of cost of services, such as salaries for our analysts and fringe benefit costs, increasing at a lower percentage than the increase in capital markets services revenues.

•

Personnel expenses that are not directly attributable to providing services to our clients for the year ended December 31, 2013 increased $11.6 million, or 40.0%, to $40.7 million from $29.1 million for the same period in 2012. The increase is primarily related to a $5.1 increase in the 2013 firm and office profit participation plan expense resulting from the higher operating income during the year ending December 31, 2013. Additionally, a portion of the increase is related to increased salaries, incentive compensation, stock compensation and benefit costs. Personnel expenses are impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors.

The stock compensation cost, which is included in personnel expenses, for the year ended December 31, 2013 was $8.3 million as compared to $3.4 million for the same period in 2012, an increase of $4.9 million. This increase is primarily due to increased expense of $4.6 million for the mark-to-market adjustment on the restricted stock awards accounted for as liability awards. At December 31, 2013, there was approximately $1.0 million of unrecognized compensation cost related to share-based awards. The weighted average remaining contractual term of the nonvested restricted stock units is 0.2 years as of December 31, 2013.

•

Occupancy and travel and entertainment expenses for the year ended December 31, 2013 increased $2.4 million, or 15.2%, to $18.4 million compared to the same period in 2012. This increase is primarily due to increased occupancy costs associated with our increased headcount and travel and entertainment costs stemming from the increase in capital markets services revenues.

•

Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $19.1 million in the year ended December 31, 2013, a decrease of $1.7 million, or 8.2%, versus $20.8 million in the year ended December 31, 2012. This decrease is primarily related to a decrease in our interest expense on our warehouse lines of credit supporting our Freddie Mac Program Plus Seller Servicer business of $2.8 million which was partially offset by an increase in depreciation and amortization.

Operating income.    Our operating income in 2013 was $70.0 million, an increase of $19.9 million from $50.1 million in 2012 attributable to the factors discussed above.

Interest and other income, net.    Interest and other income, net in 2013 decreased $2.9 million, or 14.7%, to $17.1 million from $20.0 million in 2012. This decrease was primarily due to decreased income from our mortgage servicing rights which was partially offset by increased securitization compensation from the sale of certain mortgage servicing rights that were part of a securitization pool.

Interest expense.    The interest expense we incurred during the year ended December 31, 2013 totaled $33,000, compared to $42,000 of similar expenses incurred in the year ended December 31, 2012.

Net Income.    Our net income for the year ended December 31, 2013 was $51.4 million, an increase of $7.3 million, or 16.6%, versus $44.1 million for the same fiscal period in 2012. In addition to the factors affecting operating income, interest and other income, net and interest expense discussed above, other factors impacting net income included:

•

The increase in the payable under the tax receivable agreement of $1.0 million and $17.4 million for the years ended December 31, 2013 and 2012, respectively, primarily reflects the increase in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement as we are obligated to pay HFF Holdings 85% of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis pursuant to our election under Section 754. Each year we update the tax rates used to measure the deferred tax assets which resulted in an increase in deferred tax assets of $1.2 million and a decrease of $1.2 million for 2013 and 2012, respectively, as such, 85% of these amounts impacted the amounts anticipated to be paid to HFF Holdings and therefore we increased the payable under the tax receivable agreement by $1.0 million in 2013 and decreased it by $1.1 million in 2012. Additionally, during 2012, we reversed the remaining balance of the deferred tax asset valuation allowance of $21.9 million as management believes it is more likely than not that the deferred tax assets will be fully utilized. This reversal of the valuation allowance increased the payable under the tax receivable agreement by $18.6 million.

•

Income tax expense was approximately $34.6 million for the year ended December 31, 2013, an increase of approximately $25.9 million over $8.7 million in the year ended December 31, 2012. This increase is primarily due to the reversal of the deferred tax asset valuation allowance of $21.9 million during 2012. During the year ended December 31, 2013, the Company recorded current income tax expense of $25.7 million and deferred income tax expense of approximately $8.8 million. During the year ended December 31, 2012, the Company recorded current income tax expense of $16.3 million and a deferred income tax benefit of $7.7 million. For further detail relating to the Operating Partnerships’ tax basis step-up election under Section 754, refer to Note 13 to our consolidated financial statements.

Net income attributable to noncontrolling interest was zero for the year ended December 31, 2013, representing the ownership interest of HFF Holdings in the Operating Partnerships, a decrease of $0.2 million from the same period of the prior year, as a result of the exchange of all of the remaining partnership units in the Operating Partnerships owned by HFF Holdings pursuant to the Exchange Right as of August 31, 2012.

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

(2)

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

•

Personnel expenses that are not directly attributable to providing services to our clients for the year ended December 31, 2012 increased $5.7 million, or 24.3%, to $29.1 million from $23.4 million for the same period in 2011. The increase is primarily related to an increase in salaries, incentive compensation and benefit costs. Additionally, a portion of the increase related to the continued vesting of the 2011 firm and office profit participation plan awards of $2.2 million ($1.0 million in the form of stock compensation) of which there was no such comparable expense in 2011 which was offset by a $1.0 decrease in the 2012 firm and office profit participation plan expense resulting from the lower operating income during the year ending December 31, 2012. Personnel expenses are impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors.

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

Financial Condition

Total assets decreased to $488.2 million at December 31, 2013 compared to $589.2 million at December 31, 2012 due primarily to:

•

A decrease in deferred tax asset, net of $8.8 million to $161.1 million at December 31, 2013 from $169.9 million at December 31, 2012 primarily due to the amortization of the section 754 step-up in basis.

•

A decrease in mortgage notes receivable of $167.7 million to $93.6 million at December 31, 2013 from $261.3 million at December 31, 2012 due to a decrease in the number of loans outstanding related to our Freddie Mac Program Plus Seller Servicer business at December 31, 2013 as compared to December 31, 2012.

These decreases were partially offset by an increase in cash and cash equivalents of $74.9 million from $126.3 million at December 31, 2012, due in part to the increase in revenues and resulting increase in operating income.

Total liabilities decreased to $312.6 million at December 31, 2013 compared to $468.2 million at December 31, 2012, due primarily to:

•

A decrease our warehouse lines of credit of $167.7 million due to a decrease in the number of loans outstanding related to our Freddie Mac Program Plus Seller Servicer business at December 31, 2013 as compared to December 31, 2012.

•

A decrease in the payable under the tax receivable agreement of $9.3 million primarily due to the payment of $10.4 million to HFF Holdings for the 2012 tax year which was partially offset by an increase of approximately $1.0 million from the remeasurement of the rates that impact the deferred tax asset.

These decreases were partially offset by an increase in accrued compensation and related taxes of $17.7 million primarily due to the increased production volumes and an increase in performance-based compensation.

Stockholders’ equity increased to $175.6 million at December 31, 2013 from $121.0 million at December 31, 2012 primarily due to the $51.4 million of net income earned during the year ended December 31, 2013 and the recording of stock based compensation of $4.3 million in 2013.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of payments under the tax receivable agreement and payment of commissions and bonuses to employees.

2013

Cash and cash equivalents increased $74.9 million in the year ended December 31, 2013. Net cash of $79.8 million was provided by operating activities, primarily resulting from $51.4 million of net income, $6.2 million of proceeds from the sale of mortgage servicing rights and an increase in accrued compensation and related taxes of $13.7 million. These increases of cash were partially offset by a $10.4 million payment to HFF Holdings under the tax receivable agreement. Cash of $3.3 million was used for investing in property and equipment. Financing activities used $1.6 million of cash which was primarily due to payments on capital leases of $0.3 million and the purchase shares of Class A common stock in connection with the minimum employee tax statutory withholdings of $1.7 million.

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

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At December 31, 2013, our cash and cash equivalents of $201.3 million were invested or held at two financial institutions in a mix of money market funds and bank demand deposit accounts. Our current liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash levels, credit lines, interest and payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements.

In accordance with the Operating Partnerships’ partnership agreements, and approval from the board of directors of HFF, Inc. and Holliday GP (as general partner of the Operating Partnerships), the Operating Partnerships may make quarterly distributions to its partners, including HFF, Inc., based on taxable income, if any, in an amount sufficient to cover all applicable taxes payable by the members of HFF Holdings and by us and to cover dividends, if any, declared by the board of directors. During the years ended December 31, 2013 and 2012, the Operating Partnerships distributed zero and $1.1 million, respectively to HFF Holdings relating to taxes payable by it in connection with its role as a partner in the Operating Partnerships. These distributions decreased the noncontrolling interest balance on our consolidated balance sheet.

Over the twelve month period ended December 31, 2013, we generated approximately $79.8 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the year ended December 31, 2013, we incurred approximately $285.6 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the year ended December 31, 2013, approximately 65.9% of our operating expenses were variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our working capital needs. However, if the economy deteriorates again in the future at the rate it did during 2008 and 2009, or greater, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. As of March 7, 2014, our cash and cash equivalents were $117.0 million. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

On January 15, 2014, our board of directors declared a special cash dividend of $1.83 per share of Class A common stock to stockholders of record on January 27, 2014. The aggregate dividend payment was paid on February 6, 2014 and totaled approximately $68.2 million based on the number of shares of Class A common stock then outstanding. Additionally, 42,108 restricted stock units (dividend units) were granted for those unvested and vested but not issued restricted stock units as of the record date of January 27, 2014. These dividend units follow the same vesting terms as the underlying restricted stock units. Additionally, on November 30, 2012, our board of directors declared a special cash dividend of $1.52 per share of Class A common stock to stockholders of record on December 10, 2012. The aggregate dividend payment was paid on December 20, 2012 and totaled approximately $56.3 million based on the number of shares of Class A common stock then outstanding. Additionally, 69,273 restricted stock units (dividend units) were granted for those unvested and vested but not issued restricted stock units as of the record date of December 10, 2012. These dividend units follow the same vesting terms as the underlying restricted stock units. We currently do not intend to pay any additional cash dividends on our Class A common stock. The declaration and payment of any future dividends will be at the sole discretion of our board of directors.

Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. We have estimated that the payments that will be made to HFF Holdings will be $145.6 million, of which approximately $10.8 million is anticipated to be paid during 2014. Our liquidity needs related to our long term obligations are primarily related to our facility leases and capital lease obligations. Additionally, for the year ended December 31, 2013, we incurred approximately $8.9 million in occupancy expenses and approximately $33,000 in interest expense.

We are a party to an uncommitted $350 million financing arrangement with PNC Bank, N.A. (PNC) and an uncommitted $125 million financing arrangement with The Huntington National Bank (Huntington) to fund our

Freddie Mac loan closings. Pursuant to these arrangements, PNC or Huntington funds the multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington National Bank financing arrangements are only for the purpose of supporting our participation in Freddie Mac’s Program Plus Seller Servicer program and cannot be used for any other purpose. As of December 31, 2013, we had outstanding borrowings of $93.6 million under the PNC/Huntington National Bank arrangements and a corresponding amount of mortgage notes receivable. Non-cash activity totaling $167.7 million decreased and $106.8 million increased these financing arrangements and the corresponding mortgage notes receivable during the years ended December 31, 2013 and 2012, respectively. Although we believe that our current financing arrangements with PNC and Huntington National Bank are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

Goodwill.    We evaluate goodwill for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. Changes in accounting standards, which were adopted by the Company during the current year, provide the option to qualitatively assess goodwill for impairment before completing a quantitative assessment. Under the qualitative approach, if, after assessing the totality of events or circumstances, including both macroeconomic, industry and market factors, and entity-specific factors, the Company determines it is likely (more likely than not) that the fair value of a reporting unit is greater than its carrying amount, then the quantitative impairment analysis is not required. The Company performs the required annual goodwill impairment evaluation in the fourth quarter of each year. No impairment of goodwill was determined to exist for the years ended December 31, 2013, 2012 or 2011.

Intangible Assets.    Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders and deferred financing costs. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing, prepayment rates and discount rates are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of December 31, 2013, the fair value and net book value of the Freddie Mac, CMBS and Life Company servicing rights were $19.8 million and $16.2 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 11%, the discount rate increased 4% or if there is a 3% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. As of December 31, 2013, the Life Company Limited portfolio with a book value of $431,000 had an indication of impairment due to the net book value exceeding estimated fair value by an immaterial amount of $12,000. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization over its expected life. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.

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

The net deferred tax asset of $161.1 million at December 31, 2013 is comprised mainly of a $158.2 million deferred tax asset related to the Section 754 election tax basis step up. The deferred tax asset related to the Section 754 election tax basis step up of $158.2 million represents annual pre-tax deductions on the Section 754 basis step up and payments under the tax receivable agreement of approximately $32.8 million in 2014 then increasing to $53.0 million in 2021 and then decreasing over the next nine years to approximately $0.1 million in 2030. In order to realize the anticipated pre-tax benefit of approximately $32.8 million in 2014, the Company needs to generate approximately $268 million in revenue, assuming a constant cost structure. In the event that the Company cannot realize the anticipated pre-tax benefit each year, the shortfall becomes a net operating loss that can be carried back 2 years to offset prior years’ taxable income or carried forward 20 years to offset future taxable income. During 2008 and 2009, based on the decline in production volume and corresponding impact on operating results, we did not realize the entire benefit of the annual deduction. Currently, $0.4 million of this cumulative benefit is characterized as a net operating loss (NOL) and can be carried forward for periods that begin to expire in 2028. The net operating loss of $0.4 million is subject to limitation under Section 382 of the Internal Revenue Code. The limitation on the use of the net operating loss in 2013 was $0.3 million, which can be used in future years. The net operating loss limitation does not impact the Company’s ability to fully utilize the net operating loss before its expiration. Prior to the fourth quarter of 2012, a valuation allowance was established on a portion of the deferred tax assets resulting from the Section 754 step ups. In evaluating the realizability of these deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure.

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

Stock Based Compensation.    The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The weighted average assumptions used in the option pricing model as of December 31, 2013 are: (i) zero dividend yield, (ii) expected volatility of 63.9%, (iii) risk free interest rate of 3.2% and (iv) expected life of 6.2 years. The fair value of the restricted stock awards is calculated as the market value of the Company’s Class A common stock on the date of grant. The Company also has restricted stock awards that are accounted for as liability awards and require remeasurement to fair value at the end of each reporting period. The Company’s awards are subject to graded or cliff vesting. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions for all stock-based payment awards are evaluated on a quarterly basis and updated as necessary.

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

Mortgage Notes Receivable.    The Company is qualified with Freddie Mac as a Freddie Mac Multifamily Program Plus® Seller/Servicer. Under this Program, the Company originates mortgages based on commitments from Freddie Mac, and then sells the loans to Freddie Mac approximately one month following the loan origination. The Company recognizes interest income on the accrual basis during this holding period based on the contract interest rate in the loan that will be purchased by Freddie Mac.

The loans are initially recorded and then subsequently sold to Freddie Mac at the Company’s cost. The Company records mortgage loans held for sale at period end at market value in accordance with the provisions of ASC 948, Financial Services-Mortgage Banking, which states that market value for mortgage loans covered by investor commitments shall be based on commitment prices. In the case of loans originated for Freddie Mac, the commitment price is equal to the Company’s cost due to the short time frame from the Company’s origination to the purchase of the loan by the investor, which is approximately 30 days. As a result, the Company does not deem there to be any potential lower of cost or market issues. The fair value of the mortgage notes receivable is considered a Level 2 asset in the fair value hierarchy as it is based on prices observable in the market for similar loans and equaled carrying value at December 31, 2013 and 2012.

Mortgage Servicing Rights.    Mortgage servicing rights do not trade in an active, open market with readily available observable prices and therefore are considered a Level 3 asset in the fair value hierarchy. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. As of December 31, 2013, the fair value of the mortgage servicing rights was $20.3 million, or 17.8% of the total assets measured at fair value.

Certain Information Concerning Off-Balance Sheet Arrangements

We do not currently invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at December 31, 2013 (dollars in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Warehouse line of credit	$93,587	$93,587	$—	$—	$—
Capital lease obligations	443	258	185	—	—
Operating lease obligations	32,940	5,978	11,118	8,214	7,630
Purchase obligations	—	—	—	—	—
Employment agreements(1)	2,624	2,624	—	—	—

Total contractual obligations	$129,594	$102,447	$11,303	$8,214	$7,630

(1)

From time to time we enter into employment agreements with our transaction professionals. Some of these agreements may include payments to be made to the individual at a specific time, if certain conditions have been met. The Company accrues for these payments over the life of the agreement.

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007 and kept that election in effect for each taxable year in which an exchange of Operating Partnership partnership units for shares of Class A common stock occurred. The initial sale as a result of the Company’s initial public offering increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows us to reduce the amount of future tax payments to the extent that we have future taxable income. We are obligated, however, pursuant to our Tax Receivable Agreement with HFF Holdings, to pay to HFF Holdings, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of these increases in tax basis and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of our payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of our assets resulting in payments to HFF Holdings, we have estimated the payments that will be made to HFF Holdings will be $145.6 million, of which $10.8 million is anticipated to be paid in 2014, and have recorded this obligation to HFF Holdings as a liability on the consolidated balance sheets.

Seasonality

Our capital markets services revenue has historically been seasonal during normal economic and capital market conditions, which can affect an investor’s ability to compare our financial condition and results of operation on a quarter-by-quarter basis. This seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. The typical concentration of earnings and cash flows in the last six months of the year has historically been due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. However, given the recent disruptions facing all global capital markets, and in particular the U.S. commercial real estate markets, this historical pattern of seasonality may or may not continue. For example, while the seasonality described above did occur in the past five years, it did not occur in 2007 or 2008, causing historical comparisons to be even more difficult to gauge.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. This ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date, with retrospective application permitted. We do not believe the adoption of this update will have an impact on our consolidated financial position.

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

Management assessed the effectiveness of HFF’s internal control over financial reporting as of December 31, 2013, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2013, its system of internal control over financial reporting is properly designed and operating effectively to achieve the criteria of the “Internal Control — Integrated Framework.” Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued an attestation report on HFF’s internal control over financial reporting.

Dated: March 14, 2014	/s/ John H. Pelusi, Jr.
John H. Pelusi, Jr.
Chief Executive Officer

Dated: March 14, 2014	/s/ Gregory R. Conley
Gregory R. Conley
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

HFF, Inc.

We have audited the accompanying consolidated balance sheets of HFF, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HFF, Inc. at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HFF, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

March 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

HFF, Inc.

We have audited HFF, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). HFF Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, HFF, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HFF, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of HFF, Inc. and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

March 14, 2014

HFF, Inc.

Consolidated Balance Sheets

	December 31
	2013	2012
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$201,262	$126,331
Accounts receivable	1,093	1,784
Receivable from affiliate	—	124
Mortgage notes receivable	93,587	261,272
Prepaid taxes	1,000	828
Prepaid expenses and other current assets	2,495	1,749
Deferred tax asset, net	8,779	4,052

Total current assets	308,216	396,140
Property and equipment, net	6,586	4,800
Deferred tax asset	152,320	165,877
Goodwill	3,712	3,712
Intangible assets, net	16,776	17,899
Other noncurrent assets	566	771

Total assets	$488,176	$589,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$258	$299
Warehouse line of credit	93,587	261,272
Accrued compensation and related taxes	53,253	35,597
Accounts payable	1,378	1,344
Current portion of payable under the tax receivable agreement	10,831	9,919
Other current liabilities	12,524	9,926

Total current liabilities	171,831	318,357
Deferred rent credit	5,801	4,516
Payable under the tax receivable agreement	134,785	145,025
Long-term debt, less current portion	185	279

Total liabilities	312,602	468,177
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 shares authorized; 37,498,796 and 37,221,461 shares issued, respectively; and 37,248,416 and 37,063,844 outstanding, respectively	372	371
Treasury stock, 250,380 and 157,617 shares at cost, respectively	(2,760)	(1,055)
Additional paid-in-capital	76,097	71,267
Retained earnings	101,865	50,439

Total equity	175,574	121,022

Total liabilities and stockholders’ equity	$488,176	$589,199

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Income

	Years Ending December 31,
	2013	2012	2011
	(Dollars in thousands)
Revenues
Capital markets services revenue	$351,253	$276,907	$249,460
Interest on mortgage notes receivable	2,119	5,990	3,237
Other	2,233	2,077	1,982

	355,605	284,974	254,679
Expenses
Cost of services	202,542	163,937	143,979
Personnel	40,685	29,062	23,375
Occupancy	8,909	8,159	7,012
Travel and entertainment	9,497	7,825	6,247
Supplies, research, and printing	4,922	5,089	4,452
Insurance	1,973	1,849	1,643
Professional fees	4,035	3,991	3,849
Depreciation and amortization	6,800	5,767	4,627
Interest on warehouse line of credit	1,239	4,012	2,062
Other operating	5,026	5,166	4,061

	285,628	234,857	201,307

Operating income	69,977	50,117	53,372
Interest and other income, net	17,100	20,049	14,968
Interest expense	(33)	(42)	(29)
(Increase) decrease in payable under the tax receivable agreement	(1,040)	(17,358)	(3,890)

Income before taxes	86,004	52,766	64,421
Income tax expense	34,578	8,661	22,371

Net income	51,426	44,105	42,050
Net income attributable to noncontrolling interest	—	243	2,031

Net income attributable to controlling interest	$51,426	$43,862	$40,019

Earnings per share — Basic and Diluted
Income available to HFF, Inc. common stockholders — Basic	$1.38	$1.19	$1.12

Weighted average shares outstanding — Basic	37,345,918	36,917,096	35,867,610

Income available to HFF, Inc. common stockholders — Diluted	$1.36	$1.18	$1.11

Weighted average shares outstanding — Diluted	37,745,685	37,151,792	36,125,173

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity

	Controlling Interest
	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2010	34,829,382	$348	110,540	$(396)	$62,485	$22,895	$4,351	$89,683
Issuance of Class A common stock, net(1)	1,162,400	12	—	—	(101)	—	89	—
Repurchase of Class A common stock	(7,817)	—	7,817	(94)	—	—	—	(94)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	820	—	—	820
Stock compensation and other, net	—	—	—	—	845	—	—	845
Distributions	—	—	—	—	—	—	(2,904)	(2,904)
Net income	—	—	—	—	—	40,019	2,031	42,050

Stockholders’ equity, December 31, 2011	35,983,965	$360	118,357	$(490)	$64,049	$62,914	$3,567	$130,400
Issuance of Class A common stock, net(1)	1,119,139	11	—	—	2,670	—	(2,681)	—
Repurchase of Class A common stock	(39,260)	—	39,260	(565)	—	—	—	(565)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	962	—	—	962
Stock compensation and other, net	—	—	—	—	3,586	—	—	3,586
Distributions	—	—	—	—	—	—	(1,129)	(1,129)
Dividends paid	—	—	—	—	—	(56,337)	—	(56,337)
Net income	—	—	—	—	—	43,862	243	44,105

Stockholders’ equity, December 31, 2012	37,063,844	$371	157,617	$(1,055)	$71,267	$50,439	$—	$121,022
Issuance of Class A common stock, net	277,335	2	—	—	—	—	—	2
Repurchase of Class A common stock	(92,763)	(1)	92,763	(1,705)	—	—	—	(1,706)
Excess tax benefits from stock-based award activities	—	—	—	—	494	—	—	494
Stock compensation and other, net	—	—	—	—	4,336	—	—	4,336
Net income	—	—	—	—	—	51,426	—	51,426

Stockholders’ equity, December 31, 2013	37,248,416	$372	250,380	$(2,760)	$76,097	$101,865	$—	$175,574

(1)	Includes the effect of the exchange of the Operating Partnerships units by HFF Holdings and the effect of the timing of the tax distribution payments on the ownership of the Operating Partnerships.

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2013	2012	2011
	(Dollars in thousands)
Operating activities
Net income	$51,426	$44,105	$42,050
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	8,302	3,442	2,053
Excess tax benefits from share-based award activities	(494)	—	—
Deferred income taxes	8,830	(7,659)	14,426
Payable under the tax receivable agreement	1,040	17,358	3,890
Depreciation and amortization:
Property and equipment	1,752	1,917	1,730
Intangibles	5,048	3,850	2,888
Gain on sale or disposition or impairment of assets	(8,018)	(10,772)	(8,918)
Mortgage service rights assumed	(2,133)	(2,373)	(1,932)
Proceeds from sale of mortgage servicing rights	6,215	4,576	5,344
Increase (decrease) in cash from changes in:
Restricted cash	—	80	—
Accounts receivable	691	(373)	(382)
Payable to/(receivable from) affiliate	124	99	(204)
Payable under the tax receivable agreement	(10,368)	(17,741)	(6,289)
Mortgage notes receivable	167,685	(106,823)	(79,855)
Net borrowings on warehouse line of credit	(167,685)	106,823	79,855
Prepaid taxes, prepaid expenses and other current assets	(918)	(293)	(935)
Other noncurrent assets	205	526	(593)
Accrued compensation and related taxes	13,691	4,913	15,452
Accounts payable	34	(326)	599
Other accrued liabilities	3,092	2,699	3,862
Other long-term liabilities	1,285	1,043	618

Net cash provided by operating activities	79,804	45,071	73,659
Investing activities
Purchases of property and equipment	(3,323)	(2,132)	(2,003)

Net cash used in investing activities	(3,323)	(2,132)	(2,003)
Financing activities
Payments on long-term debt	(339)	(340)	(234)
Excess tax benefits from share-based award activities	494	—	—
Treasury stock	(1,705)	(565)	(94)
Dividends paid	—	(56,337)	—
Distributions to noncontrolling interest holder	—	(1,129)	(2,904)

Net cash used in financing activities	(1,550)	(58,371)	(3,232)

Net increase (decrease) in cash	74,931	(15,432)	68,424
Cash and cash equivalents, beginning of period	126,331	141,763	73,339

Cash and cash equivalents, end of period	$201,262	$126,331	$141,763

Supplemental disclosure of cash flow information
Cash paid for income taxes	$23,054	$14,167	$3,545

Cash paid for interest	$1,471	$3,908	$1,997

Supplemental disclosure of non-cash financing activities
Property acquired under capital leases	$204	$353	$491

Dividends on unissued restricted stock units	$—	$986	$—

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

Organization

HFF, Inc., a Delaware corporation (the “Company”), through its Operating Partnerships, Holliday Fenoglio Fowler, L.P., a Texas limited partnership (“HFF LP”), and HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”), is a commercial real estate financial intermediary and provides capital markets services including debt placement, investment sales, structured finance, private equity, investment banking and advisory services, loan sales and commercial loan servicing and commercial real estate structured financing placements in 22 cities in the United States. The Company’s operations are impacted by the availability of equity and/or debt as well as credit and liquidity in the domestic and global capital markets especially in the commercial real estate sector. Significant disruptions or changes in domestic and global capital market flows, as well as credit and liquidity issues in the global and domestic capital markets, regardless of their duration, could adversely affect the supply and/or demand for capital from investors for commercial real estate investments which could have a significant impact on all of the Company’s capital market services revenues.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company as of December 31, 2013 and December 31, 2012 include the accounts of HFF LP, HFF Securities and the Company’s direct wholly-owned subsidiaries, Holliday GP and Partnership Holdings. All significant intercompany accounts and transactions have been eliminated.

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

As the sole stockholder of Holliday GP (the sole general partner of the Operating Partnerships), HFF, Inc. operates and controls all of the business and affairs of the Operating Partnerships. The Company consolidates the financial results of the Operating Partnerships, and the prior ownership interest of HFF Holdings in the Operating Partnerships is treated as a noncontrolling interest in the Company’s consolidated financial statements. HFF Holdings through its wholly-owned subsidiary (Holdings Sub), and the Company, through its wholly-owned subsidiaries (Partnership Holdings and Holliday GP), were the only partners of the Operating Partnerships following the Reorganization Transactions. As of August 31, 2012, HFF Holdings had exchanged all of its remaining interests in the Operating Partnerships and therefore the Company, through its wholly-owned subsidiaries, became and continues to be the only equity holder of the Operating Partnerships.

2.	Summary of Significant Accounting Policies

Consolidation

HFF, Inc. controls the activities of the Operating Partnerships through its 100% ownership interest of Holliday GP. As such, in accordance with ASC 810 Consolidation, Holliday GP consolidates the Operating

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts and short-term investments with original maturities of three months or less. At December 31, 2013, our cash and cash equivalents were invested or held in a mix of money market funds and bank demand deposit accounts at two financial institutions.

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

The loans are initially recorded and then subsequently sold to Freddie Mac at the Company’s cost. The Company records mortgage loans held for sale at period end at the lower of cost or market in accordance with the provisions of ASC 948, Financial Services-Mortgage Banking, which states that fair value for mortgage loans covered by investor commitments shall be based on the fair value of the loans. In the case of loans originated for Freddie Mac, the fair value is equal to the Company’s cost due to the short time frame from the Company’s origination to the purchase of the loan by the investor, which is approximately 30 days. As a result, the Company does not deem there to be any potential lower of cost or market issues.

Freddie Mac requires HFF LP to meet minimum net worth and liquid assets requirements and to comply with certain other standards. As of December 31, 2013, HFF LP met Freddie Mac’s minimum net worth and liquid assets requirements.

Advertising

Costs associated with advertising are expensed as incurred. Advertising expense was $0.6 million, $0.6 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are included in other operating expenses in the accompanying consolidated statements of income.

Property and Equipment

Property and equipment are recorded at cost. The Company depreciates furniture, office equipment and computer equipment on the straight-line method over three to seven years. Software costs are depreciated using the straight-line method over three years, while capital leases and leasehold improvements are depreciated using the straight-line method over the shorter of the term of the lease or useful life of the asset.

Depreciation expense was $1.8 million, $1.9 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Prepaid Compensation Under Employment Agreements

The Company entered into employment agreements with certain employees whereby sign-up bonuses or incentive compensation payments were made during 2013 and 2011. In most cases, the sign-up bonuses and the incentive compensation are to be repaid to the Company upon voluntary termination by the employee or termination by cause (as defined) by the Company prior to the termination of the employment agreement. The total cost of the employment agreements is being amortized by the straight-line method over the term of the agreements and is included in cost of services on the accompanying consolidated statements of income. As of December 31, 2013 and 2012, there was a total of approximately $0.6 million and $0.8 million of unamortized costs related to HFF LP agreements, respectively.

Producer Draws

As part of the Company’s overall compensation program, the Company offers a new producer a draw arrangement which generally lasts until such time as a producer’s pipeline of business is sufficient to allow the producer to earn sustainable commissions. This program is intended to provide the producer with a minimal amount of cash flow to allow adequate time for the producer to develop business relationships. Similar to traditional salaries, the producer draws are paid irrespective of the actual fees generated by the producer. At times these producer draws represent the only form of compensation received by the producer. It is not the Company’s policy to seek collection of unearned producer draws under this arrangement. Producers are also entitled to earn a commission on closed revenue transactions. Commissions are calculated as the commission that would have been earned by the broker under one of the Company’s commission programs, less any amount previously paid to the producer in the form of a draw. As a result, the Company has concluded that producer draws are economically equivalent to commissions paid and, accordingly, charges them to commissions as incurred. These amounts are included in cost of services on the accompanying consolidated statements of income.

Intangible Assets

Intangible assets include mortgage servicing rights under agreements with third-party lenders and costs associated with obtaining a FINRA license.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Effective January 1, 2007, the Company adopted the provisions of ASC 860, Transfers and Servicing (ASC 860). ASC 860 requires an entity to recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract, regardless of whether explicit consideration is exchanged. The statement also permits a company to choose to either subsequently measure servicing rights at fair value and to report changes in fair value in earnings, or to retain the amortization method whereby servicing rights are recorded at the lower of cost or fair value and are amortized over their expected life. The Company retained the amortization method upon adoption of ASC 860, but began recognizing the fair value of servicing contracts involving no consideration assumed after January 1, 2007. The fair value of servicing rights assumed without consideration and recognized as intangible assets and income in 2013 and 2012 was $2.1 million and $2.4 million, respectively. These amounts are recorded in Interest and other income, net in the consolidated statements of income.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

change. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Cost of Services

The Company considers personnel expenses directly attributable to providing services to its clients, such as salaries, commissions and transaction bonuses to producers and analysts to be directly attributable to the generation of capital markets services revenue and has classified these expenses as cost of services in the consolidated statements of income.

Segment Reporting

The Company operates in one reportable segment, the commercial real estate financial intermediary segment and offers debt placement, investment sales, loan sales, structured finance, equity placement and investment banking services through its 22 offices. The results of each office have been aggregated for segment reporting purposes as they have similar economic characteristics and provide similar services to a similar class of customer.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Treasury Stock

The Company records common stock purchased for treasury at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the first-in, first-out basis.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. This ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date, with retrospective application permitted. Management does not believe the adoption of this update will have an impact on the Company’s consolidated financial position.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

3.	Stock Compensation

ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. For stock options, the Company uses the simplified method to determine the expected term of the option as the Company does not have enough history as a public company to estimate an expected term. Expected volatility used to value stock options is based on the Company’s historical volatility. The fair value of the restricted stock awards is calculated as the market value of the Company’s Class A common stock on the date of grant. The Company also has restricted stock awards that are accounted for as liability awards and require remeasurement to fair value at the end of each reporting period. The Company’s awards are subject to graded or cliff vesting. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions for all stock-based payment awards are evaluated on a quarterly basis and updated as necessary. A summary of the cost of the awards granted during the years ended December 31, 2013 and 2012 is provided below.

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

The stock compensation cost that has been charged against income for the years ended December 31, 2013, 2012 and 2011 was $8.3 million, $3.4 million and $2.1 million, respectively, which is recorded in “Personnel” expenses in the consolidated statements of income. At December 31, 2013, there was approximately $1.0 million of unrecognized compensation cost related to share based awards.

The fair value of stock options is estimated on the grant date using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions of outstanding stock options at December 31, 2013. There were no stock options granted during 2013 or 2012:

Dividend yield	0.0%
Expected volatility	63.9%
Risk-free interest rate	3.2%
Expected life (in years)	6.2

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2011	51,586	$8.92	8.0 years	$274
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Balance at December 31, 2011	51,586	$8.92	7.0 years	$274
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Balance at December 31, 2012	51,586	$8.92	6.0 years	$274
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Balance at December 31, 2013	51,586	$8.92	5.0 years	$274

A summary of option activity and related information during 2011, 2012 and 2013 was as follows:

	Options	Weighted Average Exercise Price
Nonvested at January 1, 2011	27,761	$5.93
Granted	—	—
Vested	(12,639)	5.73
Forfeited or expired	—	—

Nonvested at December 31, 2011	15,122	$6.10
Granted	—	—
Vested	(11,017)	5.55
Forfeited or expired	—	—

Nonvested at December 31, 2012	4,105	$7.58
Granted	—	—
Vested	(4,105)	7.58
Forfeited or expired	—	—

Nonvested at December 31, 2013	—	$0.00

No options were granted or exercised during either of the years ended December 31, 2013 and 2012. The option exercises will be settled through the issuance of new shares of Class A common stock.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of restricted stock units (“RSU”) activity and related information during the period was as follows:

	RSU’s with no vesting period	RSU’s with graded or cliff vesting period	Total
Balance at January 1, 2011	78,803	502,556	581,359
Granted	12,030	1,804	13,834
Converted to common stock	—	(23,265)	(23,265)
Forfeited or expired	—	—	—

Balance at December 31, 2011	90,833	481,095	571,928
Granted	20,161	238,955	259,116
Dividend on unissued RSU’s	11,332	57,941	69,273
Converted to common stock	(4,822)	(117,228)	(122,050)
Forfeited or expired	—	(60,043)	(60,043)

Balance at December 31, 2012	117,504	600,720	718,224
Granted	14,967	221,469	236,436
Converted to common stock	(5,183)	(272,152)	(277,335)
Forfeited or expired	—	(2,245)	(2,245)

Balance at December 31, 2013	127,288	547,792	675,080

As of December 31, 2013, there were 675,080 RSU’s outstanding, of which 374,673 units are treated as liability awards, which requires the remeasurement of fair value at the end of each reporting period until settlement. The liability awards were granted on December 14, 2010 and March 1, 2013 with a cliff vesting on March 1, 2014. The fair value of vested RSU’s was $3.5 million and $1.8 million at December 31, 2013 and December 31, 2012, respectively. The RSU exercises will be settled through the issuance of new shares of Class A common stock.

The weighted average remaining contractual term of the nonvested restricted stock units is 0.2 years as of December 31, 2013.

On January 30, 2014, the board of directors for the Company granted 751,694 restricted stock units with a fair value of $22.2 million. 1,694 of these restricted stock units vested immediately and the remaining 750,000 restricted stock units vest over a five year period with 25% vesting increments starting on the second anniversary of the grant. Additionally, on March 3, 2014, the board of directors for the Company granted 190,007 restricted stock units with a fair value of $6.0 million in connection with the 2013 office and firm profit participation plans. 58,517 of these restricted stock units will vest in 2014.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31
	2013	2012
Furniture and equipment	$5,066	$4,583
Computer equipment	970	678
Capitalized software costs	530	475
Leasehold improvements	7,786	6,718

Subtotal	14,352	12,454
Less accumulated depreciation and amortization	(7,766)	(7,654)

	$6,586	$4,800

At December 31, 2013 and 2012, the Company has recorded capital leased office equipment within furniture and equipment of $1.1 million and $1.1 million, respectively, including accumulated amortization of $0.7 million and $0.5 million, respectively, which is included within depreciation and amortization expense on the accompanying consolidated statements of income. See Note 7 for discussion of the related capital lease obligations.

5.	Intangible Assets

The Company’s intangible assets are summarized as follows (in thousands):

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Mortgage servicing rights	$34,100	$(17,424)	$16,676	$30,644	$(12,845)	$17,799
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$34,200	$(17,424)	$16,776	$30,744	$(12,845)	$17,899

As of December 31, 2013, 2012 and 2011, the Company serviced $33.1 billion, $31.3 billion and $27.2 billion, respectively, of commercial loans. The Company earned $15.8 million, $14.0 million and $12.3 million in servicing fees and interest on float and escrow balances for the years ended December 31, 2013, 2012 and 2011, respectively. These revenues are recorded as capital markets services revenues in the consolidated statements of income.

The total commercial loan servicing portfolio includes loans for which there is no corresponding mortgage servicing right recorded on the balance sheet, as these servicing rights were assumed prior to January 1, 2007 and involved no initial consideration paid by the Company. The Company has recorded mortgage servicing rights of $16.7 million and $17.8 million on $27.0 billion and $24.1 billion, respectively, of the total loans serviced as of December 31, 2013 and 2012.

The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (CMBS), Freddie Mac and limited-service life company loans.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Changes in the carrying value of mortgage servicing rights for the years ended December 31, 2013 and 2012 (in thousands):

Category	12/31/12	Capitalized	Amortized	Sold / Transferred	12/31/13

Freddie Mac	$7,641	$3,098	$(1,310)	$(5,699)	$3,730
CMBS	7,838	792	(2,036)	4,384	10,978
Life company	2,021	1,013	(1,497)	—	1,537
Life company — limited	299	328	(196)	—	431

Total	$17,799	$5,231	$(5,039)	$(1,315)	$16,676

Category	12/31/11	Capitalized	Amortized	Sold / Transferred	12/31/12

Freddie Mac	$6,126	$7,000	$(1,431)	$(4,054)	$7,641
CMBS	5,273	566	(1,294)	3,293	7,838
Life company	1,492	1,529	(1,000)	—	2,021
Life company — limited	146	278	(125)	—	299

Total	$13,037	$9,373	$(3,850)	$(761)	$17,799

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $3.1 million and $7.0 million on $1.1 billion and $2.3 billion of loans, respectively, during the years ended December 31, 2013 and 2012, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration of $2.1 million and $2.4 million on $4.9 billion and $5.1 billion of loans, respectively, during the years ended December 31, 2013 and 2012. These amounts are recorded in Interest and other income, net in the consolidated statements of income. During each of 2013 and 2012, the Company sold the cashiering portion of certain Freddie Mac mortgage servicing rights. While the Company transferred the risks and rewards of ownership of the cashiering portion of the relevant mortgage servicing rights, the Company continues to perform limited servicing activities on these loans for a reduced market-based fee. Therefore, the remaining servicing rights were transferred to the CMBS servicing tranche. The net result of these transactions was the Company recording a gain in each of the years ended December 31, 2013 and 2012 of $4.9 million and $3.8 million, respectively, within interest and other income, net in the consolidated income statements.

Amortization expense related to intangible assets was $5.0 million, $3.9 million, and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is reported in Depreciation and Amortization in the consolidated statements of income.

Estimated amortization expense for the next five years is as follows (in thousands):

2014	$4,398
2015	3,544
2016	2,730
2017	2,012
2018	1,487

The weighted-average remaining life of the mortgage servicing rights intangible asset was 5.8 and 6.0 years at December 31, 2013 and 2012, respectively.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

As of December 31, 2013 and 2012, the Company did not have any financial assets or liabilities recognized at fair value on a recurring basis.

In accordance with generally accepted accounting principles, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and mortgage notes receivable. The mortgage servicing rights were not measured at fair value during 2013 as the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at December 31, 2013. See Note 5 for further discussion on the assumptions used in valuing the mortgage servicing rights and impact on earnings during the period. The fair value of the mortgage notes receivable was based on prices observable in the market for similar loans and equaled carrying value at December 31, 2013 and 2012. Therefore, no lower of cost or fair value adjustment was required.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of December 31, 2013 (in thousands):

		December 31, 2013 Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring fair value measurements
Mortgage notes receivable	$93,587	$—	$93,587	$—
Mortgage servicing rights	16,676	—	—	20,258

Total nonrecurring fair value measurements	$110,263	$—	$93,587	$20,258

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

Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of December 31, 2013 and 2012 are as follows:

	As of December 31,
	2013	2012
Expected life of cash flows	3 years to 10 years	3 years to 10 years
Discount rate(1)	15% to 20%	15% to 20%
Prepayment rate	0% to 8%	0% to 8%
Inflation rate	2%	2%
Cost of service per loan	$1,600 to $4,421	$1,600 to $4,370

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	Capital Lease Obligations

Capital lease obligations consist of the following at December 31, 2013 and 2012 (in thousands):

	December 31
	2013	2012
Capital lease obligations	$443	$578
Less current maturities	258	299

	$185	$279

Capital lease obligations consist primarily of office equipment leases that expire at various dates through April 2017. A summary of future minimum lease payments under capital leases at December 31, 2013 is as follows (in thousands):

2014	$258
2015	120
2016	58
2017	7
2018	—

$443

8.	Warehouse Line of Credit

HFF LP maintains two uncommitted warehouse revolving lines of credit for the purpose of funding the Freddie Mac mortgage loans that it originates in connection with its services as a Freddie Mac Multifamily Program Plus® Seller/Servicer. The Company is a party to an uncommitted $350 million financing arrangement with PNC Bank, N.A. (PNC) and an uncommitted $125 million financing arrangement with The Huntington National Bank (Huntington). In May 2013, availability under the Huntington line increased to $125 million from $75 million.

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington National Bank financing arrangements are only for the purpose of supporting the Company’s participation in Freddie Mac’s Program Plus Seller Servicer program and cannot be used for any other purpose. As of December 31, 2013 and December 31, 2012, HFF LP had $93.6 million and $261.3 million, respectively, outstanding on the warehouse lines of credit and a corresponding amount of mortgage notes receivable. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (0.17% and 0.21% at December 31, 2013 and December 31, 2012, respectively) plus a spread. HFF LP is also paid interest on its loans secured by multifamily loans at the rate in the Freddie Mac note.

9.	Lease Commitments

The Company leases various corporate offices, parking spaces, and office equipment under noncancelable operating leases. These leases have initial terms of one to ten years. Several of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $7.1 million, $6.4 million, and $5.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is recorded within occupancy expense in the consolidated statements of income.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (in thousands):

2014	$5,978
2015	5,942
2016	5,176
2017	4,563
2018	3,651
Thereafter	7,630

$32,940

The Company subleases certain office space to subtenants, some of which may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2017. See Note 4 and Note 7 for further description of the assets and related obligations recorded under these capital leases at December 31, 2013 and 2012, respectively.

HFF Holdings is not an obligor under, nor does it guarantee, any of the Company’s leases.

10.	Retirement Plan

The Company maintains a retirement savings plan for all eligible employees, in which employees may make deferred salary contributions up to the maximum amount allowable by the IRS. After-tax contributions may also be made up to 50% of compensation. The Company makes matching contributions equal to 50% of the first 6% of both deferred and after-tax salary contributions, up to a maximum of $5,000. The Company’s contributions charged to expense for the plan were $1.9 million, $1.6 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

11.	Servicing

The Company services commercial real estate loans for investors. The servicing portfolio totaled $33.1 billion, $31.3 billion, and $27.2 billion at December 31, 2013, 2012 and 2011, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At December 31, 2013, 2012 and 2011, the funds held in escrow totaled $211.1 million, $172.9 million and $126.6 million, respectively. These funds, and the offsetting obligations, are not presented in the Company’s financial statements as they do not represent assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of income.

12.	Legal Proceedings

The Company is party to various litigation matters, in most cases involving ordinary course and routine claims incidental to its business. The Company cannot estimate with certainty its ultimate legal and financial

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

liability with respect to any pending matters. In accordance with ASC 450, Contingencies, a reserve for estimated losses is recorded when the amount is probable and can be reasonably estimated. However, the Company does not believe, based on examination of such pending matters, that a material loss related to these matters is reasonably possible.

13.	Income Taxes

Income tax expense includes current and deferred taxes as follows (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2013:
Federal	$21,745	$8,146	$29,891
State	4,003	684	4,687

	$25,748	$8,830	$34,578

	Current	Deferred	Total
Year Ended December 31, 2012:
Federal	$13,142	$(7,554)	$5,588
State	3,178	(105)	3,073

	$16,320	$(7,659)	$8,661

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the year ended December 31, 2013 and 2012 (dollars in thousands):

	Dec. 31, 2013	Dec. 31, 2012
Pre-tax book income	$86,004	$52,766
Less: pre-tax income allocated to noncontrolling interest holder	—	(246)

Pre-tax book income after noncontrolling interest	$86,004	$52,520

	December 31,
	2013		2012
Income Tax expense		Rate		Rate
Taxes computed at federal rate	$30,101	35.0%	$18,382	35.0%
State and local taxes, net of federal tax benefit	3,967	4.6%	3,433	6.5%
Effect of deferred tax rate change	(822)	(0.9)%	976	1.9%
Effect of change in valuation allowance	—	0.0%	(21,087)	(40.1)%
Change in income tax benefit / payable to stockholder	364	0.4%	6,075	11.6%
Provision to return adjustment	(285)	(0.3)%	—	0.0%
Change in state net operating loss	—	0.0%	(200)	(0.4)%
Compensation limitation	525	0.6%	490	0.9%
Meals and entertainment	719	0.8%	582	1.1%
Other	9	0.0%	10	0.0%

	$34,578	40.2%	$8,661	16.5%

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Total income tax expense recorded for the year ended December 31, 2013 and 2012, included income tax expense of zero and $3,000, respectively, of state and local taxes on income allocated to the noncontrolling interest holder, which represents 0.0% and 0.01% of the total effective rate, respectively.

Deferred income tax assets and liabilities consist of the following at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Deferred income tax assets:
Section 754 election tax basis step-up	$158,229	$169,487
Tenant improvements	2,522	2,232
Net operating loss carryforward	379	1,212
Restricted stock units	5,271	2,572
Compensation	3,805	3,736
Intangible asset	510	548
Tax credits	123	123
Other	348	278

Deferred income tax asset	171,187	180,188
Deferred income tax liabilities:
Goodwill	(1,277)	(1,270)
Servicing rights	(6,332)	(6,750)
Deferred rent	(1,892)	(1,653)
Investment in partnership	(587)	(586)

Deferred income tax liability	(10,088)	(10,259)

Net deferred income tax asset	$161,099	$169,929

The primary deferred tax asset represents a tax basis step-up election under Section 754 of the Internal Revenue Code, as amended (“Section 754”), made by HFF, Inc. relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for the Company’s Class A common stock since the date of the Reorganization Transactions. As a result of the step-up in basis from these transactions, the Company is entitled to annual future tax benefits in the form of amortization for income tax purposes. The annual pre-tax benefit on the Section 754 basis step up and past payments under the tax receivable agreement was approximately $28.7 million at December 31, 2013. To the extent that the Company does not have sufficient taxable income in a year to fully utilize this annual deduction, the unused benefit is recharacterized as a net operating loss and can then be carried back two years or carried forward for twenty years. The Company measured the deferred tax asset based on the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships utilizing the enacted tax rates at the date of the transaction. In accordance with ASC 740, the tax effects of transactions with shareholders that result in changes in the tax basis of a company’s assets and liabilities are recognized in equity. The Company initially recorded a valuation allowance on a portion of the recognized deferred tax assets recorded in connection with the Reorganization Transactions and the subsequent exercise of exchange rights due to the uncertainty in the timing and level of tax benefits that would be realized when payments are made to HFF Holdings under the Tax Receivable Agreement (see further discussion below). Prior to the fourth quarter of 2012, a valuation allowance was established on a portion of the deferred tax assets from the Section 754 step up. In the fourth quarter of 2012, the Company determined based on its analysis that

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

the valuation allowance on the deferred tax assets was no longer required and therefore reversed this allowance. Changes in the measurement of the deferred tax assets or the valuation allowance due to changes in the enacted tax rates upon the finalization of the income tax returns for the year of the exchange transaction are recorded in equity. All subsequent changes in the measurement of the deferred tax assets due to changes in the enacted tax rates or changes in the valuation allowance are recorded as a component of income tax expense.

In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. In order to realize the anticipated 2014 pre-tax benefit associated with the Section 754 basis step up and payments under the tax receivable agreement of approximately $32.8 million, the Company needs to generate approximately $268 million in revenue during 2014, assuming a constant cost structure. In the event that the Company cannot realize the the anticipated 2014 pre-tax benefit of $32.8 million, the shortfall becomes a net operating loss that can be carried back two years to offset prior years’ taxable income or carried forward 20 years to offset future taxable income. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets resulting from the basis step up transactions (initial sale of units in the Operating Partnerships and subsequent exchanges of Operating Partnership units since the date of the Reorganization Transactions). The combined federal and state tax effected net operating loss carryforwards of $0.4 million at December 31, 2013 represent the cumulative excess of the Section 754 annual tax deductions over taxable income for 2013 and prior years. The use of the net operating loss is subject to limitation under Section 382 of the Internal Revenue Code, as amended. The limitation on the use of the net operating loss in 2013 is $0.3 million, which can be used in future years. The net operating loss limitation does not impact the Company’s ability to fully utilize the net operating loss before its expiration. The federal net operating loss carryforwards expire from 2028 to 2030 while the state net operating loss carryforwards expire from 2020 through 2030.

The Company will recognize interest and penalties related to unrecognized tax benefits in interest and other income, net in the consolidated statements of income. There were no interest or penalties recorded in the twelve months ended December 31, 2013 or December 31, 2012.

Tax Receivable Agreement

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007 and intend to keep that election in effect for each taxable year in which an exchange of Operating Partnership partnership units for shares of the Company’s Class A common stock occurred. The initial sale as a result of the offering and the subsequent exchanges of partnership units increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of future tax payments to the extent that the Company has future taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $158.2 million and has recorded this amount as a deferred tax asset on its consolidated balance sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2013 and 2012. The Company is obligated, however, pursuant to its Tax Receivable Agreement with HFF Holdings, to pay to HFF Holdings, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement.

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

While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the payments that will be made to HFF Holdings will be $145.6 million and has recorded this obligation to HFF Holdings as a liability on the consolidated balance sheet. During the year ended December 31, 2013, the tax rates used to measure the deferred tax assets were updated which resulted in an increase of deferred tax assets of $0.8 million which resulted in an increase in the payable under the tax receivable agreement of $0.7 million. The tax rates used to measure the deferred tax assets were also updated during the year ended December 31, 2012, which resulted in a decrease of deferred tax assets of $1.2 million which resulted in a decrease in the payable under the tax receivable agreement of $1.1 million. To the extent the Company does not realize all of the tax benefits in future years, this liability to HFF Holdings may be reduced.

In conjunction with filing of the Company’s 2012 federal and state tax returns, the benefit for 2012 relating to the Section 754 basis step-up was finalized resulting in $12.2 million of tax benefits being realized by the Company. As discussed above, the Company is obligated to remit to HFF Holdings 85% of any such cash savings in federal and state tax. As such during 2013, the Company paid $10.4 million to HFF Holdings under the tax receivable agreement. In conjunction with the filing of the Company’s 2011 federal and state tax returns, the benefit for 2011 relating to the Section 754 basis step-up was finalized resulting in $20.9 million in tax benefits realized by the Company for 2011. During August 2012, the Company paid $17.7 million to HFF Holdings under this tax receivable agreement. As of December 31, 2013, the Company has made payments to HFF Holdings pursuant to the terms of the tax receivable agreement in an aggregate amount of approximately $41.9 million and the Company anticipates to make a payment of approximately $10.8 million to HFF Holdings in 2014.

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

All of the partnership units were exchanged as of August 31, 2012 by members of HFF Holdings for an equal amount of shares of Class A common stock. During the year ending December 31, 2012, 997,089 partnership units were exchanged. The table below sets forth the noncontrolling interest amount recorded during the year ending December 31, 2012, which includes the exchange of 845,947 partnership units for 845,947 shares of Class A common stock during the three months ended March 31, 2012, 18,000 partnership units for 18,000 shares of Class A common stock during the three months ended June 30, 2012 and 133,142 partnership units for 133,142 shares of Class A common stock during the three months ended September 30, 2012 (dollars in thousands).

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

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share, and one share of Class B common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. As part of the Reorganization Transactions, HFF Holdings was issued one share of Class B common stock. Class B common stock had no economic rights but entitled the holder to a number of votes equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings held in the Operating Partnerships, as of the relevant record date for the HFF, Inc. stockholder action, were exchangeable. Holders of Class A and Class B common stock voted together as a single class on all matters presented to the stockholders for their vote or approval. Since all of the partnership units have been exchanged as of August 31, 2012, the Class B common stock was transferred to the Company and retired on August 31, 2012 in accordance with the Company’s certificate of incorporation. The Company had issued 37,498,796 and 37,221,461 shares of Class A common stock as of December 31, 2013 and December 31, 2012, respectively.

On January 15, 2014, the Company’s board of directors declared a special cash dividend of $1.83 per share of Class A common stock to stockholders of record on January 27, 2014. The aggregate dividend payment was paid on February 6, 2014 and totaled approximately $68.2 million based on the number of shares of Class A common stock then outstanding. Additionally, 42,108 restricted stock units (dividend units) were granted for those unvested and vested but not issued restricted stock units as of the record date of January 27, 2014. These dividend units follow the same vesting terms as the underlying restricted stock units.

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

The Company’s net income and weighted average shares outstanding for the years ended December 31, 2013 and 2012, consists of the following (dollars in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012
Net income	$51,426	$44,105
Net income attributable to controlling interest	$51,426	$43,862
Weighted Average Shares Outstanding:
Basic	37,345,918	36,917,096
Diluted	37,745,685	37,151,792

The calculations of basic and diluted net income per share amounts for the years ended December 31, 2013 and 2012 are described and presented below.

Basic Net Income per Share

Numerator — net income attributable to the controlling interest for the three and twelve months ended December 31, 2013 and 2012, respectively.

Denominator — the weighted average shares of Class A common stock for the three and twelve months ended December 31, 2013 and 2012, including 130,418 and 117,504 restricted stock units that have vested and whose issuance is no longer contingent as of December 31, 2013 and 2012, respectively.

Diluted Net Income per Share

Numerator — net income attributable to controlling interest for the three and twelve month periods ended December 31, 2013 and 2012 as in the basic net income per share calculation described above plus income allocated to noncontrolling interest holder upon assumed exercise of exchange rights.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Denominator — the weighted average shares of Class A common stock for the three and twelve months ended December 31, 2013 and 2012, including 130,418 and 117,504 restricted stock units that have vested and whose issuance is no longer contingent as of December 31 2013 and 2012, respectively, plus the dilutive effect of the unrestricted stock units, stock options, and the issuance of Class A common stock upon the exercise of the Exchange Right by HFF Holdings.

	Three Months Ended December 31, 2013	Year Ended December 31, 2013	Three Months Ended December 31, 2012	Year Ended December 31, 2012
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common stockholders	$22,665	$51,426	$19,647	$43,862
Denominator:
Weighted average number of shares of Class A common stock outstanding	37,378,661	37,345,918	37,171,214	36,917,096
Basic net income per share of Class A common stock	$0.61	$1.38	$0.53	$1.19
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common stockholders	$22,665	$51,426	$19,647	$43,862
Add — dilutive effect of:
Income allocated to noncontrolling interest holder upon assumed exercise of exchange right	—	—	—	—
Denominator:
Basic weighted average number of shares of Class A common stock	37,378,661	37,345,918	37,171,214	36,917,096
Add — dilutive effect of:
Unvested restricted stock units	537,215	378,594	343,136	217,907
Stock options	23,912	21,173	17,057	16,789
Noncontrolling interest holder exchange right	—	—	—	—
Weighted average common shares outstanding — diluted	37,939,788	37,745,685	37,531,407	37,151,792
Diluted earnings per share of Class A common stock	$0.60	$1.36	$0.52	$1.18

17.	Concentrations

A significant portion of the Company’s capital markets services revenues is derived from transactions involving commercial real estate located in specific geographic areas. During 2013, approximately 25.2%,

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

12.9%, 6.3%, 5.5%, 5.0% and 6.1% of the Company’s capital markets services revenues were derived from transactions involving commercial real estate located in Texas, California, Florida, Illinois, Massachusetts and the region consisting of the District of Columbia, Maryland and Virginia, respectively. During 2012, approximately 25.4%, 13.2%, 6.5%, 5.4%, 5.2%, 5.0% and 6.1% of the Company’s capital markets services revenues were derived from transactions involving commercial real estate located in Texas, California, Florida, Massachusetts, New York, Illinois and the region consisting of the District of Columbia, Maryland and Virginia, respectively. As a result, a significant portion of the Company’s business is dependent on the economic conditions in general and the markets for commercial real estate in these areas.

18.	Related Party Transactions

The Company made payments on behalf of two affiliates, HFF Holdings and Holdings Sub (the “Holdings Affiliates”), of $488 and $48,481 during the year ended December 31, 2013. The Holdings Affiliates paid $172,834 and $299,159 of the intercompany balance to the Company during the year ended December 31, 2013 and 2012, respectively. The Company made payments on behalf of the Holdings Affiliates of $4,222 and $196,277 during the year ended December 31, 2012. These payments by the Company are primarily for professional services fees and other miscellaneous operating expenses on behalf of the Holdings Affiliates. The Company had a net receivable from the Holdings Affiliates of zero and $124,000 as of December 31, 2013 and 2012, respectively.

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

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. During the year ended December 31, 2013, the Company paid HFF Holdings $10.4 million, which represents 85% of the actual cash savings realized by the Company in 2012. During the year ended December 31, 2012, the Company paid HFF Holdings $17.7 million, which represents 85% of the actual cash savings realized by the Company in 2011. The Company has recorded $145.6 million and $154.9 million for this obligation to HFF Holdings as a liability on the consolidated balance sheets as of December 31, 2013 and 2012, respectively. The Company anticipates making a payment to HFF Holdings of approximately $10.8 million in 2014.

In recent years, the Company has entered into arrangements with newly-hired producers whereby these producers would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the producers only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2014 through 2018. Currently, the Company cannot reasonably estimate the amounts that would be payable under all of these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the producers achieving the performance targets and the probability of each of the producers signing an employment agreement. As of December 31, 2013, $2.6 million has been accrued for these arrangements on the consolidated balance sheet.

20.	Selected Quarterly Financial Data (unaudited, in thousands except for per share data)

	Quarter Ended
2013	March 31	June 30	September 30	December 31
Net revenue	$54,215	$81,008	$89,414	$130,968
Operating (loss) income	(121)	15,410	18,645	36,043
Interest and other income, net	4,187	6,424	3,546	2,943
Increase in payable under the tax receivable agreement	—	(339)	(701)	—
Net income	2,316	13,100	13,345	22,665
Net income attributable to controlling interest	2,316	13,100	13,345	22,665
Per share data (1)
Basic earnings per share	$0.06	$0.35	$0.36	$0.61
Diluted earnings per share	$0.06	$0.35	$0.35	$0.60

	Quarter Ended
2012	March 31	June 30	September 30	December 31
Net revenue	$51,878	$66,754	$69,039	$97,303
Operating income	2,756	13,466	12,331	21,564
Interest and other income, net	2,836	5,300	4,407	7,506
Increase in payable under the tax receivable agreement	(9)	—	(1,204)	(16,145)
Net income	3,397	10,930	10,131	19,647
Net income attributable to controlling interest	3,276	10,855	10,084	19,647
Per share data (1)
Basic earnings per share	$0.09	$0.29	$0.27	$0.53
Diluted earnings per share	$0.09	$0.29	$0.27	$0.52

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2013, our current disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s report on internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.

Item 9B.    Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2014 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2013.

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

The following table provides information as of December 31, 2013 with respect to shares of the Company’s Class A common stock that may be issued under its 2006 Omnibus Incentive Compensation Plan:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	726,666	$12.19	2,324,918
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	726,666	$12.19	2,324,918

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)(2) The financial statements and financial statement schedules filed as part of this Annual Report are set forth under Item 8. Reference is made to the index on page 49. All schedules are omitted because they are not applicable, not required or the information appears in the Company’s consolidated financial statements or notes thereto.

(3) Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2014.

HFF, INC.

By:	/s/ John H. Pelusi, Jr.
John H. Pelusi, Jr. Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John H. Pelusi, Jr. John H. Pelusi, Jr.	Chief Executive Officer, Director and Executive Managing Director (Principal Executive Officer)	March 14, 2014

/s/ Gregory R. Conley Gregory R. Conley	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2014

/s/ Mark D. Gibson Mark D. Gibson	Director	March 14, 2014

/s/ Deborah H. McAneny Deborah H. McAneny	Director	March 14, 2014

/s/ Susan P. McGalla Susan P. McGalla	Director	March 14, 2014

/s/ George L. Miles, Jr. George L. Miles, Jr.	Director	March 14, 2014

/s/ Morgan K. O’Brien Morgan K. O’Brien	Director	March 14, 2014

/s/ Lenore M. Sullivan Lenore M. Sullivan	Director	March 14, 2014

/s/ Joe B. Thornton, Jr. Joe B. Thornton, Jr.	Director	March 14, 2014

/s/ Steven E. Wheeler Steven E. Wheeler	Director	March 14, 2014

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

10.3	Second Amendment to Amended and Restated Texas Limited Partnership Agreement of Holliday Fenoglio Fowler, L.P., dated November 12, 2013.

10.4

HFF Securities L.P. Partnership Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

10.5

First Amendment to Amended and Restated Limited Partnership Agreement of HFF Securities, L.P., dated May 6, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33280) filed with the SEC on May 6, 2011)

10.6	Tax Receivable Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.3 to the Form S-1 filed with the SEC on December 22, 2006)

10.7	Registration Rights Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.4 to the Form S-1 filed with the SEC on December 22, 2006)

10.8	HFF, Inc. 2006 Omnibus Incentive Compensation Plan, dated January 30, 2007 (incorporated by reference to Exhibit 10.9 to the Form S-l filed with the SEC on January 8, 2007)

10.9

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

10.11	HFF, Inc. Firm Profit Participation Bonus Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33280), filed with the SEC on January 21, 2011)

10.12

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

10.14

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

10.16

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