Form 10-Q
period 2014-06-30
HFF, Inc.
filed 2014-08-08
CIK 1380509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding as of August 1, 2014 was 37,676,946 shares.

HFF, INC. AND SUBSIDIARIES

June 30, 2014

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HFF, Inc.

Consolidated Balance Sheets

(Dollars in Thousands)

(Current period unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$133,205	$201,262
Accounts receivable	4,169	1,093
Receivable from affiliate	2	—
Mortgage notes receivable	190,443	93,587
Prepaid taxes	8,519	1,000
Prepaid expenses and other current assets	3,229	2,495
Deferred tax asset, net	2,836	8,779

Total current assets, net	342,403	308,216
Property and equipment, net	6,897	6,586
Deferred tax asset, net	147,438	152,320
Goodwill	3,712	3,712
Intangible assets, net	17,238	16,776
Other noncurrent assets	460	566

Total Assets	$518,148	$488,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$251	$258
Warehouse line of credit	190,443	93,587
Accrued compensation and related taxes	32,249	53,253
Accounts payable	828	1,378
Payable under tax receivable agreement	10,831	10,831
Other current liabilities	5,000	12,524

Total current liabilities	239,602	171,831
Deferred rent credit	5,706	5,801
Payable under the tax receivable agreement, less current portion	134,284	134,785
Long-term debt, less current portion	244	185

Total liabilities	379,836	312,602
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 authorized; 38,124,328 and 37,498,796 shares issued, respectively; 37,676,946 and 37,248,416 shares outstanding, respectively	381	372
Treasury stock, 447,382 and 250,380 shares at cost, respectively	(9,042)	(2,760)
Additional paid-in-capital	97,986	76,097
Retained earnings	48,987	101,865

Total equity	138,312	175,574

Total liabilities and stockholders’ equity	$518,148	$488,176

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Income

(Dollars in Thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Capital markets services revenue	$93,579	$79,999	$168,720	$132,963
Interest on mortgage notes receivable	708	475	1,133	1,320
Other	500	534	965	940

	94,787	81,008	170,818	135,223
Expenses
Cost of services	53,343	46,592	99,417	81,434
Personnel	11,134	8,462	25,075	17,194
Occupancy	2,332	2,159	4,683	4,295
Travel and entertainment	3,075	2,249	6,071	4,568
Supplies, research, and printing	1,622	1,273	3,020	2,403
Insurance	511	492	1,015	988
Professional fees	1,131	924	2,338	1,932
Depreciation and amortization	1,883	2,008	3,936	3,596
Interest on warehouse line of credit	365	284	614	835
Other operating	1,385	1,155	2,825	2,689

	76,781	65,598	148,994	119,934
Operating income	18,006	15,410	21,824	15,289
Interest and other income, net	3,241	6,424	6,151	10,611
Interest expense	(9)	(9)	(16)	(18)
(Increase) decrease in payable under the tax receivable agreement	—	(339)	501	(339)

Income before income taxes	21,238	21,486	28,460	25,543
Income tax expense	8,630	8,386	12,145	10,127

Net income	$12,608	$13,100	$16,315	$15,416

Earnings per share—Basic and Diluted
Income available to HFF, Inc. common stockholders—Basic	$0.33	$0.35	$0.43	$0.41
Income available to HFF, Inc. common stockholders—Diluted	$0.33	$0.35	$0.43	$0.41

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars in Thousands, except share data)

(Unaudited)

					Additional
	Common Stock		Treasury Stock		Paid in	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Stockholders’ equity, December 31, 2013	37,248,416	$372	250,380	$(2,760)	$76,097	$101,865	$175,574
Stock compensation and other, net	—	—	—	—	19,898	—	19,898
Excess tax benefits from share-based award activities	—	—	—	—	973	—	973
Issuance of Class A common stock, net	625,532	9	—	—	(9)	—	—
Repurchase of Class A common stock	(197,002)	—	197,002	(6,282)	—	—	(6,282)
Dividends paid	—	—	—	—	1,027	(69,193)	(68,166)
Net income	—	—	—	—	—	16,315	16,315

Stockholders’ equity, June 30, 2014	37,676,946	$381	447,382	$(9,042)	$97,986	$48,987	$138,312

					Additional
	Common Stock		Treasury Stock		Paid in	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Stockholders’ equity, December 31, 2012	37,063,844	$371	157,617	$(1,055)	$71,267	$50,439	$121,022
Stock compensation and other, net	—	—	—	—	3,660	—	3,660
Excess tax benefits from share-based award activities	—	—	—	—	491	—	491
Issuance of Class A common stock, net	277,335	2	—	—	—	—	2
Repurchase of Class A common stock	(92,763)	(1)	92,763	(1,705)	—	—	(1,706)
Net income	—	—	—	—	—	15,416	15,416

Stockholders’ equity, June 30, 2013	37,248,416	$372	250,380	$(2,760)	$75,418	$65,855	$138,885

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

(Dollars In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income	$16,315	$15,416
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	6,664	3,203
Excess tax benefits from share-based award activities	(973)	(491)
Deferred taxes	10,825	6,888
(Decrease) increase in payable under the tax receivable agreement	(501)	339
Depreciation and amortization:
Property and equipment	951	856
Intangibles	2,985	2,740
Gain on sale or disposition of assets, net	(2,158)	(4,974)
Mortgage service rights assumed	(2,176)	(908)
Proceeds from sale of mortgage servicing rights	887	4,090
Increase (decrease) in cash from changes in:
Accounts receivable	(3,076)	(265)
Receivable from affiliates	(2)	124
Mortgage notes receivable	(96,856)	198,362
Net borrowings on warehouse line of credit	96,856	(198,362)
Prepaid taxes, prepaid expenses and other current assets	(8,253)	(3,245)
Other noncurrent assets	106	11
Accrued compensation and related taxes	(7,770)	(1,573)
Accounts payable	(550)	(483)
Other accrued liabilities	(6,551)	(7,501)
Other long-term liabilities	(95)	(341)

Net cash provided by operating activities	6,628	13,886
Investing activities
Purchases of property and equipment	(1,053)	(644)

Net cash used in investing activities	(1,053)	(644)
Financing activities
Payments on long-term debt	(157)	(175)
Excess tax benefits from share-based award activities	973	491
Dividends paid	(68,166)	—
Treasury stock	(6,282)	(1,705)

Net cash used in financing activities	(73,632)	(1,389)

Net (decrease) increase in cash	(68,057)	11,853
Cash and cash equivalents, beginning of period	201,262	126,331

Cash and cash equivalents, end of period	$133,205	$138,184

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization

HFF, Inc., a Delaware corporation (the “Company”), through its Operating Partnerships, Holliday Fenoglio Fowler, L.P., a Texas limited partnership (“HFF LP”), and HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”), is a commercial real estate financial intermediary providing commercial real estate and capital markets services including debt placement, investment sales, equity placements, investment banking and advisory services, loan sales and loan sale advisory services, commercial loan servicing, and capital markets advice and maintains 23 offices in the United States.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company as of June 30, 2014 and December 31, 2013 and for the three and six month periods ended June 30, 2014 and June 30, 2013, include the accounts of HFF LP, HFF Securities, and the Company’s wholly-owned subsidiaries, Holliday GP and HoldCo LLC. All significant intercompany accounts and transactions have been eliminated.

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

As the sole stockholder of Holliday GP (the sole general partner of the Operating Partnerships), the Company now operates and controls all of the business and affairs of the Operating Partnerships. The Company consolidates the financial results of the Operating Partnerships.

Pending Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued changes to revenue recognition with customers. This update provides a five-step analysis of transactions to determine when and how revenue is recognized. An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update will be effective for the Company beginning in fiscal year 2017. This update may be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

2. Summary of Significant Accounting Policies

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Accordingly, significant accounting policies and disclosures normally provided have been omitted as such items are disclosed therein. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results expected for the year ending December 31, 2014.

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

3. Stock Compensation

The stock compensation cost that has been charged against income for the three and six months ended June 30, 2014 was $1.9 million and $6.7 million, respectively, which is recorded in personnel expenses in the consolidated statements of income. The stock compensation cost that has been charged against income for the three and six months ended June 30, 2013 was $0.7 million and $3.2 million, respectively. At June 30, 2014, there was approximately $21.8 million of unrecognized compensation cost related to non-vested restricted stock units with a weighted average remaining contractual term of 4.0 years. As of June 30, 2014, there were 895,123 restricted stock units outstanding. Stock compensation expense related to the liability awards, which final vesting was on March 1, 2014, that has been included within income for the three and six months ended June 30, 2014 was $0.0 million and $3.3 million, respectively. Stock compensation expense related to the liability awards that has been included within income for the three and six months ended June 30, 2013 was $0.1 million and $2.0 million, respectively.

During the three months ended June 30, 2014, no options were granted, vested, exercised or forfeited.

During the three month period ending June 30, 2014, 11,183 new restricted stock units were granted, 14,705 restricted stock units vested of which 2,819 were converted to Class A common stock and no restricted stock units were forfeited.

The fair value of vested restricted stock units was $5.6 million at June 30, 2014.

4. Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	June 30, 2014	December 31, 2013
Furniture and equipment	$5,358	$5,066
Computer equipment	1,151	970
Capitalized software costs	647	530
Leasehold improvements	8,298	7,786

Subtotal	15,454	14,352
Less accumulated depreciation and amortization	(8,557)	(7,766)

	$6,897	$6,586

At June 30, 2014 and December 31, 2013, the Company has recorded, within furniture and equipment, office equipment under capital leases of $1.1 million and $1.1 million, respectively, including accumulated amortization of $0.6 million and $0.7 million, respectively, which is included within depreciation and amortization expense in the accompanying consolidated statements of income. See Note 7 for discussion of the related capital lease obligations.

5. Intangible Assets

The Company’s intangible assets are summarized as follows (dollars in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Mortgage servicing rights	$35,860	$(18,722)	$17,138	$34,100	$(17,424)	$16,676
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$35,960	$(18,722)	$17,238	$34,200	$(17,424)	$16,776

As of June 30, 2014 and December 31, 2013, the Company serviced $35.3 billion and $33.1 billion, respectively, of commercial loans. The Company earned $4.3 million and $8.3 million in servicing fees and interest on float and escrow balances for the three and six month periods ending June 30, 2014, respectively. The Company earned $3.9 million and $7.8 million in servicing fees and interest on float and escrow balances for the three and six month periods ending June 30, 2013, respectively. These revenues are recorded as capital markets services revenues in the consolidated statements of income.

The total commercial loan servicing portfolio includes loans for which there are no corresponding mortgage servicing rights recorded on the balance sheet, as these servicing rights were assumed prior to the Company’s adoption of ASC 860, Transfers and Servicing (ASC 860) on January 1, 2007 and involved no initial consideration paid by the Company. The Company recorded mortgage servicing rights of $17.1 million and $16.7 million on $30.1 billion and $27.0 billion, respectively, of the total loans serviced as of June 30, 2014 and December 31, 2013.

The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (CMBS), Freddie Mac and limited-service life company loans.

Changes in the carrying value of mortgage servicing rights for the six month periods ended June 30, 2014 and 2013, were as follows (dollars in thousands):

Category	12/31/13	Capitalized	Amortized	Sold / Transferred	6/30/14
Freddie Mac	$3,730	$1,445	$(976)	$(932)	$3,267
CMBS	10,978	1,271	(1,285)	758	11,722
Life company	1,537	817	(598)	—	1,756
Life company – limited	431	88	(126)	—	393

Total	$16,676	$3,621	$(2,985)	$(174)	$17,138

Category	12/31/12	Capitalized	Amortized	Sold / Transferred	6/30/13
Freddie Mac	$7,641	$1,831	$(747)	$(4,067)	$4,658
CMBS	7,838	378	(912)	3,122	10,416
Life company	2,021	412	(986)	—	1,447
Life company – limited	299	118	(87)	—	330

Total	$17,799	$2,739	$(2,732)	$(955)	$16,851

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $0.6 million and $1.4 million on $224.1 million and $531.5 million of loans, respectively, during the three and six month periods ending June 30, 2014, respectively and $0.9 million and $1.8 million on $289.6 million and $648.9 million of loans, respectively, during the three and six month periods ending June 30, 2013, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration on the CMBS and Life company tranches of $1.3 million and $2.2 million on $1.3 billion and $3.5 billion of loans, respectively, during the three and six month periods ending June 30, 2014, respectively and $0.5 million and $0.9 million on $1.0 billion and $2.1 billion of loans, respectively, during the three and six month periods ending June 30, 2013. During the six months ending June 30, 2014 and 2013, the Company sold the cashiering portion of certain Freddie Mac mortgage servicing rights. While the Company transferred the risks and rewards of ownership of the cashiering portion of the mortgage servicing rights, the Company continues to perform limited servicing activities on these loans for a reduced market-based fee. Therefore, the remaining servicing rights were transferred to the CMBS servicing tranche. The net result of these transactions was the Company recording a gain in the three and six months ending June 30, 2014 of $0.4 million and $0.7 million, respectively, and $2.2 million and $3.1 million during the three and six month periods ending June 30, 2013, respectively, within interest and other income, net in the consolidated statements of income. The Company also received securitization compensation in relation to the sale of the cashiering portion of certain Freddie Mac mortgage servicing rights in the three and six months ending June 30, 2014 of $0.5 million and $0.7 million, respectively, and $2.4 million and $3.5 million during the three and six month periods ending June 30, 2013, respectively. The securitization compensation is recorded within interest and other income, net in the consolidated statements of income.

Amortization expense related to intangible assets was $1.4 million and $3.0 million during the three and six month periods ended June 30, 2014 and $1.6 million and $2.7 million during the three and six month periods ending June 30, 2013, respectively, and is recorded in depreciation and amortization in the consolidated statements of income.

Estimated amortization expense for the next five years is as follows (dollars in thousands):

Remainder of 2014	$2,357
2015	4,044
2016	3,219
2017	2,300
2018	1,750
2019	1,277

The weighted-average life of the mortgage servicing rights intangible asset was 6.0 years at June 30, 2014.

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

As of June 30, 2014, the Company did not have any financial assets or liabilities recognized at fair value on a recurring basis.

In accordance with generally accepted accounting principles, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and mortgage notes receivable. The mortgage servicing rights are recorded at fair value upon initial recording and were not re-measured at fair value during the second quarter of 2014 because the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at June 30, 2014. The fair value of the mortgage notes receivable was based on prices observable in the market for similar loans and equaled carrying value at June 30, 2014. Therefore, no lower of cost or fair value adjustment was required.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of June 30, 2014 (in thousands):

		June 30, 2014 Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring fair value measurements
Mortgage notes receivable	$190,443	$—	$190,443	$—
Mortgage servicing rights	17,138	—	—	21,670

Total nonrecurring fair value measurements	$207,581	$—	$190,443	$21,670

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

Mortgage servicing rights do not trade in an active, open market with readily-available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Expected life of cash flows	3 years to 10.6 years	3 years to 10 years
Discount rate (1)	15% to 20%	15% to 20%
Prepayment rate	0% to 8%	0% to 8%
Inflation rate	2%	2%
Cost of service per loan	$1,600 to $3,991	$1,600 to $4,421

(1)	Reflects the time value of money and the risk of future cash flows related to the possible cancellation of servicing contracts, transferability restrictions on certain servicing contracts, concentration in the life company portfolio and large loan risk.

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

7. Capital Lease Obligations

Capital lease obligations consist of the following at June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
Capital lease obligations	$495	$443
Less current maturities	251	258

	$244	$185

Capital lease obligations consist primarily of office equipment leases that expire at various dates through April 2017. A summary of future minimum lease payments under capital leases at June 30, 2014 is as follows (dollars in thousands):

Remainder of 2014	$152
2015	189
2016	131
2017	23
2018	—

$495

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

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting the Company’s participation in Freddie Mac’s Program Plus Seller/Servicer program and cannot be used for any other purpose. As of June 30, 2014 and December 31, 2013, HFF LP had $190.4 million and $93.6 million, respectively, outstanding on the warehouse lines of credit and a corresponding amount of mortgage notes receivable. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (0.15% and 0.17% at June 30, 2014 and December 31, 2013, respectively) plus a spread. HFF LP is also paid interest on its loan secured by a multifamily loan at the rate in the Freddie Mac note.

9. Lease Commitments

The Company leases various corporate offices and office equipment under noncancelable operating leases. These leases have initial terms of one to ten years. Several of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $1.8 million and $3.7 million, respectively, during the three and six month periods ended June 30, 2014 and $1.7 million and $3.4 million, respectively, during the three and six month periods ending June 30, 2013 and is recorded within occupancy expense in the consolidated statements of income.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (dollars in thousands):

Remainder of 2014	$3,245
2015	5,942
2016	5,176
2017	4,563
2018	3,651
2019	2,971
Thereafter	4,660

$30,208

The Company subleases certain office space to subtenants, which subleases may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2017. See Note 4 and Note 7 above for further description of the assets and related obligations recorded under these capital leases at June 30, 2014 and December 31, 2013, respectively.

10. Servicing

The Company services commercial real estate loans for lenders. The unpaid principal balance of the servicing portfolio totaled $35.3 billion and $33.1 billion at June 30, 2014 and December 31, 2013, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At June 30, 2014 and December 31, 2013, the funds held in escrow totaled $153.1 million and $211.1 million, respectively. These funds, and the offsetting liabilities of the borrowers to external parties, are not presented in the Company’s consolidated financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of income.

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

12. Income Taxes

Income tax expense includes current and deferred taxes as follows (dollars in thousands):

	Current	Deferred	Total
Six Months Ended June 30, 2014:
Federal	$910	$9,228	$10,138
State	410	1,597	2,007

	$1,320	$10,825	$12,145

	Current	Deferred	Total
Six Months Ended June 30, 2013:
Federal	$3,249	$6,187	$9,436
State	(10)	701	691

	$3,239	$6,888	$10,127

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the six months ended June 30, 2014 and 2013 (dollars in thousands):

	June 30,
	2014		2013
Income tax expense / (benefit)		Rate		Rate
Taxes computed at federal rate	$9,961	35.0%	$8,940	35.0%
State and local taxes, net of federal tax benefit	1,327	4.7%	1,152	4.5%
Effect of deferred tax rate change	590	2.1%	—	0.0%
Change in income tax benefit payable to stockholder	(53)	(0.2)%	(360)	(1.4)%
Provision to return adjustment	(5)	(0.0)%	—	0.0%
Compensation limitation	26	0.1%	174	0.7%
Meals and entertainment	294	1.0%	216	0.8%
Other	5	0.0%	5	0.0%

Income tax expense	$12,145	42.7%	$10,127	39.6%

Deferred income tax assets and liabilities consist of the following at June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
Deferred income tax assets:
Section 754 election tax basis step-up	$152,080	$158,229
Tenant improvements	2,659	2,522
Net operating loss carryforward	97	379
Restricted stock units	2,549	5,271
Compensation	2,145	3,805
Intangible asset	490	510
Tax credits	96	123
Other	464	348

Deferred income tax asset	160,580	171,187
Deferred income tax liabilities:
Goodwill	(1,278)	(1,277)
Servicing rights	(6,512)	(6,332)
Deferred rent	(1,929)	(1,892)
Investment in partnership	(587)	(587)

Deferred income tax liability	(10,306)	(10,088)

Net deferred income tax asset	$150,274	$161,099

The primary deferred tax asset represents a tax basis step-up election under Section 754 of the Internal Revenue Code (“Section 754”) made by the Company relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for shares of the Company’s Class A common stock since the date of the Reorganization Transactions. As a result of the step-up in basis from these transactions, the Company is entitled to annual future tax benefits in the form of amortization for income tax purposes. The annual pre-tax benefit on the Section 754 step-up and past payments under the tax receivable agreement was approximately $32.8 million at June 30, 2014. To the extent that the Company does not have sufficient taxable income in a year to fully utilize this annual deduction, the unused benefit is recharacterized as a net operating loss and can then be carried back two years or carried forward for twenty years. The Company measured the deferred tax asset based on the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships utilizing the enacted tax rates at the date of the transaction. All subsequent changes in the measurement of the deferred tax assets due to changes in the enacted tax rates or changes in the valuation allowance, if any, are recorded as a component of income tax expense.

In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. In order to realize the anticipated 2014 pre-tax benefit of approximately $32.8 million, the Company needs to generate approximately $268 million in revenue during 2014, assuming a constant cost structure. In the event that the Company cannot realize the anticipated 2014 pre-tax benefit of $32.8 million, the shortfall becomes a net operating loss that can be carried back two years to offset prior years’ taxable income or carried forward twenty years to offset future taxable income. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets resulting from the basis step up transactions (initial sale of units in the Operating Partnerships and subsequent exchanges of Operating Partnership units since the date of the Reorganization Transactions). The Company has state tax effected net operating loss carryforwards of $0.1 million at June 30, 2014. The state net operating loss carryforwards expire from 2020 through 2028.

The Company will recognize interest and penalties related to unrecognized tax benefits in interest and other income, net in the consolidated statements of income. There were no interest or penalties recorded in the three and six month periods ending June 30, 2014 and 2013.

Tax Receivable Agreement

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007 and kept that election in effect for each taxable year in which an exchange of Operating Partnership partnership units for shares of the Company’s Class A common stock occurred. The initial sale as a result of the Offering and subsequent exchanges of Operating Partnership units for shares of Class A common stock produced increases in the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of tax payments to the extent that the Company has taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $152.1 million and has recorded this amount as a deferred tax asset on its consolidated balance sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2014. The Company is obligated, however, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax is computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges had the Company not entered into the tax receivable agreement.

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

As of June 30, 2014, the Company has made payments to HFF Holdings pursuant to the terms of the tax receivable agreement in an aggregate amount of approximately $41.9 million and the Company anticipates to make a payment of $10.8 million to HFF Holdings in 2014.

13. Stockholders Equity

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. Holders of Class A common stock vote together as a single class on all matters presented to our stockholders for their vote or approval. The Company had issued 38,124,328 and 37,498,796 shares of Class A common stock as of June 30, 2014 and December 31, 2013, respectively.

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

14. Earnings Per Share

The Company’s net income and weighted average shares outstanding for the three and six month periods ended June 30, 2014 and 2013 consist of the following (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$12,608	$13,100	$16,315	$15,416
Weighted Average Shares Outstanding:
Basic	37,817,666	37,369,753	37,689,260	37,312,994
Diluted	38,023,500	37,743,679	37,810,267	37,612,733

The calculations of basic and diluted net income per share amounts for the three and six month periods ended June 30, 2014 and 2013 are described and presented below.

Basic Net Income per Share

Numerator — net income for the three and six month periods ended June 30, 2014 and 2013, respectively.

Denominator — the weighted average shares of Class A common stock for the three and six month periods ended June 30, 2014 and 2013, including 149,417 and 129,621 restricted stock units that have vested and whose issuance is no longer contingent as of June 30, 2014 and June 30, 2013, respectively.

Diluted Net Income per Share

Numerator — net income for the three and six month periods ended June 30, 2014 and 2013 as in the basic net income per share calculation described above.

Denominator — the weighted average shares of Class A common stock for the three and six month periods ended June 30, 2014 and 2013, including 149,417 and 129,621 restricted stock units that have vested and whose issuance is no longer contingent as of June 30, 2014 and June 30, 2013, respectively, plus the dilutive effect of the unvested restricted stock units and stock options.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income	$12,608	$13,100	$16,315	$15,416
Denominator:
Weighted average number of shares of Class A common stock outstanding	37,817,666	37,369,753	36,689,260	37,312,994
Basic net income per share of Class A common stock	$0.33	$0.35	$0.43	$0.41
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income	$12,608	$13,100	$16,315	$15,416
Denominator:
Basic weighted average number of shares of Class A common stock	37,817,666	37,369,753	36,689,260	37,312,994
Add—dilutive effect of:
Unvested restricted stock units	180,470	354,421	95,845	280,825
Stock options	25,364	19,505	25,162	18,914
Weighted average common shares outstanding — diluted	38,023,500	37,743,679	37,810,267	37,612,733
Diluted earnings per share of Class A common stock	$0.33	$0.35	$0.43	$0.41

15. Related Party Transactions

The Company made payments on behalf of two affiliates of $552 and $1,617, respectively, during the three and six month periods ended June 30, 2014 and $488 and $48,481, respectively, during the three and six month periods ended June 30, 2013. These payments by the Company are primarily for professional services fees and other miscellaneous operating expenses on behalf of the affiliates. The Company had a net receivable from affiliates of $2,000 and zero at June 30, 2014 and December 31, 2013, respectively.

As a result of the Company’s initial public offering, the Company entered into a tax receivable agreement with HFF Holdings that provides for the payment by the Company to HFF Holdings of 85% of the amount of the cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increase in tax basis of the assets owned by HFF LP and HFF Securities and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. As members of HFF Holdings, each of Mark Gibson, the Company’s chief executive officer, Jody Thornton, the Company’s president and member of the Company’s board of directors and a transaction professional of the Operating Partnerships, John Fowler, a current director emeritus of the Company’s board of directors and a transaction professional of the Operating Partnerships, and H. Scott Galloway, Matthew D. Lawton, Gerard T. Sansosti and Manuel A. de Zarraga, each an Executive Managing Director and a transaction professional of the Operating Partnerships, is entitled to participate in such payments, in each case on a pro rata basis based upon such person’s ownership of interests in each series of tax receivable payments created by the initial public offering or subsequent exchange of Operating Partnership units. The Company retains the remaining 15% of cash savings in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax is computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities allocable to the Company as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the offering and will continue until all such tax benefits have been utilized or have expired. See Note 12 for further information regarding the tax receivable agreement and Note 16 for the amount recorded in relation to this agreement.

16. Commitments and Contingencies

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. The Company has recorded $145.1 million for this obligation to HFF Holdings as a liability on the consolidated balance sheet as of June 30, 2014.

In recent years, the Company has entered into arrangements with newly-hired producers whereby these producers would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the producers only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2014 through 2018. Currently, the Company cannot reasonably estimate the amounts that would be payable under all of these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the producers achieving the performance targets and the probability of each of the producers signing an employment agreement. As of June 30, 2014, there is no accrual for these arrangements on the consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of the Company and its subsidiaries as of June 30, 2014, and the results of our operations for the three and six month periods ended June 30, 2014, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

Our Business

We are, based on transaction volume, one of the largest full-service commercial real estate financial intermediaries in the U.S. providing commercial real estate and capital markets services to both the consumers and providers of capital to the U.S. commercial real estate industry. We operate out of 23 offices nationwide with approximately 682 associates including approximately 267 transaction professionals as of June 30, 2014.

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

We operate in one reportable segment, the commercial real estate financial intermediary segment, and offer debt placement, investment sales, equity placements, investment banking and advisory services, loan sales and loan sale advisory services, commercial loan servicing and capital markets advice.

Our business may be significantly affected by factors outside of our control, particularly including:

•	Economic and commercial real estate market downturns. Our business is dependent on international and domestic economic conditions and the demand for commercial real estate and related services in the markets in which we operate. A slow-down, a significant downturn and/or recession in either the global economy and/or the domestic economy, including but not limited to even a regional economic downturn, could adversely affect our business. A general decline in acquisition and disposition activity, as well as a general decline in commercial real estate investment activity, can lead to a reduction in fees and commissions for arranging such transactions, as well as in fees and commissions for arranging financing for acquirers and property owners that are seeking to recapitalize their existing properties. Such a general decline can also lead to a significant reduction in our loan servicing activities, due to increased delinquencies and defaults and lack of additional loans that we would have otherwise added to our loan servicing portfolio.

•	Global and domestic credit and liquidity issues. Global and domestic credit and liquidity issues have in the recent past led to an economic downturn, including a commercial real estate market downturn. This downturn in turn led to a decrease in transaction activity and lower values. Restrictions on the availability of capital, both debt and/or equity, created significant reductions, and could in the future cause, further reductions of the liquidity in and the flow of capital to the commercial real estate markets. These restrictions also caused, and could in the future cause, commercial real estate prices to decrease due to the reduced amount of equity capital and debt financing available which can lead to a reduction in our revenues.

•	Decreased investment allocation to commercial real estate class. Allocations to commercial real estate as an asset class for investment portfolio diversification may decrease for a number of reasons beyond our control, including but not limited to poor performance of the asset class relative to other asset classes or the superior performance of other asset classes when compared with the performance of the commercial real estate asset class. In addition, while commercial real estate is now viewed as an accepted and valid class for portfolio diversification, if this perception changes, there could be a significant reduction in the amount of debt and equity capital available in the commercial real estate sector which could therefore, result in decreased transactional volume.

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

Results of Operations

Following is a discussion of our results of operations for the three months ended June 30, 2014 and June 30, 2013. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2013.

	For the Three Months Ended June 30,
	2014		2013
	Dollars	% of Revenue	Dollars	% of Revenue	Total Dollar Change	Total Percentage Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$93,579	98.7%	$79,999	98.8%	$13,580	17.0%
Interest on mortgage notes receivable	708	0.7%	475	0.6%	233	49.1%
Other	500	0.5%	534	0.7%	(34)	(6.4)%

Total revenues	94,787	100.0%	81,008	100.0%	13,779	17.0%
Operating expenses
Cost of services	53,343	56.3%	46,592	57.5%	6,751	14.5%
Personnel	11,134	11.7%	8,462	10.4%	2,672	31.6%
Occupancy	2,332	2.5%	2,159	2.7%	173	8.0%
Travel and entertainment	3,075	3.2%	2,249	2.8%	826	36.7%
Supplies, research and printing	1,622	1.7%	1,273	1.6%	349	27.4%
Other	5,275	5.6%	4,863	6.0%	412	8.5%

Total operating expenses	76,781	81.0%	65,598	81.0%	11,183	17.0%

Operating income	18,006	19.0%	15,410	19.0%	2,596	16.8%
Interest and other income, net	3,241	3.4%	6,424	7.9%	(3,183)	(49.5)%
Interest expense	(9)	(0.0)%	(9)	(0.0)%	—	0.0%
(Increase) decrease in payable under tax receivable agreement	—	0.0%	(339)	(0.4)%	339	100.0%

Income before income taxes	21,238	22.4%	21,486	26.5%	(248)	(1.2)%
Income tax expense	8,630	9.1%	8,386	10.4%	244	2.9%

Net income	$12,608	13.3%	$13,100	16.2%	$(492)	(3.8)%

Adjusted EBITDA (1)	$23,121	24.4%	$23,097	28.5%	$24	0.1%

(1)	The Company defines Adjusted EBITDA as net income before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) stock-based compensation expense, which is a non-cash charge, (v) income recognized on the initial recording of mortgage servicing rights that are acquired with no initial consideration, which is also a non-cash income amount that can fluctuate significantly based on the level of mortgage servicing right volumes, and (vi) the increase (decrease) in payable under the tax receivable agreement, which represents changes in a liability recorded on the Company’s consolidated balance sheet determined by the ongoing remeasurement of related deferred tax assets and, therefore, can be income or expense in the Company’s consolidated statement of income in any individual period. The Company uses Adjusted EBITDA in its business operations to, among other things, evaluate the performance of its business, develop budgets and measure its performance against those budgets. The Company also believes that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate its overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under U.S. generally acceptable accounting principles (GAAP). The Company finds Adjusted EBITDA as a useful tool to assist in evaluating performance because it eliminates items related to capital structure and taxes, including the Company’s tax receivable agreement. Note that the Company classifies the interest expense on its warehouse lines of credit as an operating expense and, accordingly, it is not eliminated from net income in determining Adjusted EBITDA. Some of the items that the Company has eliminated from net income in determining Adjusted EBITDA are significant to the Company’s business. For example, (i) interest expense is a necessary element of the Company’s costs and ability to generate revenue because it incurs interest expense related to any outstanding indebtedness, (ii) payment of income taxes is a necessary element of the Company’s costs, and (iii) depreciation and amortization are necessary elements of the Company’s costs.

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

Set forth below is a reconciliation of consolidated net income to Adjusted EBITDA for the Company for the three months ended June 30, 2014 and 2013:

Adjusted EBITDA for the Company is calculated as follows:

(dollars in thousands)

	For the Three Months Ended June 30,
	2014	2013
Net income	$12,608	$13,100
Add:
Interest expense	9	9
Income tax expense	8,630	8,386
Depreciation and amortization	1,883	2,008
Stock-based compensation (a)	1,920	670
Initial recording of mortgage servicing rights	(1,929)	(1,415)
Increase (decrease) in payable under the tax receivable agreement	—	339

Adjusted EBITDA	$23,121	$23,097

(a)	Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation bonus plan or office profit participation bonus plans that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation bonus plan and office profit participation bonus plans. Stock-based compensation expense for the three months ended June 30, 2014 reflects $0.5 million expense recognized during such period that was associated with restricted stock granted in March 2014 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2013. Stock-based compensation expense for the three months ended June 30, 2013 reflects $0.3 million expense recognized during such period that was associated with restricted stock granted in March 2013 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2012. Stock-based payments under such plans were first made in 2012 in respect of 2011. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

Revenues. Our total revenues were $94.8 million for the three months ended June 30, 2014 compared to $81.0 million for the same period in 2013, an increase of $13.8 million, or 17.0%. Revenues increased primarily due to a 13.1% increase in total production volumes as compared to the second quarter of 2013.

•	The revenues we generated from capital markets services for the three months ended June 30, 2014 increased $13.6 million, or 17.0%, to $93.6 million from $80.0 million for the same period in 2013. The increase is primarily attributable to a 13.1% increase in the total production volume during the second quarter of 2014 compared to the second quarter of 2013. During the second quarter of 2014, there was one unusually large transaction. If the Company’s production volumes were adjusted to exclude this transaction in 2014, the second quarter of 2014 adjusted production volumes would have increased 4.0% as compared to the second quarter of 2013.

•	The revenues derived from interest on mortgage notes receivable were $0.7 million for the three months ended June 30, 2014 compared to $0.5 million for the same period in 2013, an increase of approximately $0.2 million. Revenues increased primarily as a result of an increase in the number of loan originations and weighted average balance outstanding in the second quarter of 2014 compared to the second quarter of 2013 in connection with our services as a Freddie Mac Multifamily Program Plus® Seller/Servicer.

•	The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $0.5 million for both the three month period ended June 30, 2014 and the three month period ended June 30, 2013.

Total Operating Expenses. Our total operating expenses were $76.8 million for the three months ended June 30, 2014 compared to $65.6 million for the same period in 2013, an increase of $11.2 million, or 17.0%. Expenses increased primarily due to increased cost of services and increased personnel costs resulting primarily from an increase in capital markets services revenue and increased headcount.

•	The cost of services for the three months ended June 30, 2014 increased $6.8 million, or 14.5%, to $53.3 million from $46.6 million for the same period in 2013. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues. Also contributing to the increase in cost of services are higher salary and fringe benefit costs from increased headcount. Cost of services as a percentage of capital markets services revenues was approximately 57.0% and 58.2% for the three month periods ended June 30, 2014 and June 30, 2013, respectively.

•	Personnel expenses that are not directly attributable to providing services to our clients increased $2.7 million, or 31.6%, to $11.1 million for the three months ended June 30, 2014 from $8.5 million for the same period in 2013. The increase is primarily related to an increase in salaries and incentive compensation costs of $0.5 million, an increase in profit participation costs of $0.9 million, and an increase in equity compensation costs (excluding profit participation equity costs) of $1.1 million during the second quarter 2014 as compared to the second quarter 2013. Personnel expenses are also impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance-based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. The stock compensation cost included in personnel expenses was $1.9 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively. The increase in stock compensation costs is primarily due to the restricted stock awards granted in January 2014 of $1.1 million, of which there was no such cost in the second quarter of 2013, slightly offset by the mark-to-market adjustment in the second quarter of 2013 on restricted stock awards accounted for as liability awards which resulted in $0.1 million of expense, of which there was no such expense in the second quarter of 2014 as the liability awards fully vested in the first quarter of 2014. At June 30, 2014, there was approximately $21.8 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the unvested restricted stock units is 4.0 years as of June 30, 2014. The weighted average remaining contractual term of the vested options is 4.2 years as of June 30, 2014.

•	Occupancy, travel and entertainment and supplies, research and printing expenses for the three months ended June 30, 2014 increased $1.3 million, or 23.7%, to $7.0 million compared to the same period in 2013. These increases are primarily due to increased travel and entertainment costs stemming from the increase in headcount and production volumes, increased occupancy costs from office expansions and increased supplies, research and printing costs from the increase in production volumes and the number of transactions.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $5.3 million in the three months ended June 30, 2014, an increase of $0.4 million, or 8.5%, versus $4.9 million in the three months ended June 30, 2013. This increase is primarily related to higher professional fees and other operating costs. These costs were slightly offset by lower amortization costs.

Net Income. Our net income for the three months ended June 30, 2014 was $12.6 million, a decrease of $0.5 million versus $13.1 million for the same fiscal period in 2013. This decrease is primarily due to the decrease in interest and other income, net as described below.

•	Interest and other income, net for the three months ended June 30, 2014 was $3.2 million, a decrease of $3.2 million as compared to $6.4 million for the same fiscal period in 2013 primarily due to lower gains on sale of servicing rights on certain loans of $1.8 million and lower securitization compensation from the securitization of certain loans of $1.9 million. These decreases were partially offset by higher income from the initial recording of mortgage servicing rights of $0.5 million.

•	The interest expense we incurred in both of the three months ended June 30, 2014 and 2013 was $9,000.

•	(Increase) decrease in payable under the tax receivable agreement reflects the change in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement. The $339,000 increase in payable under the tax receivable agreement for the three month period ended June 30, 2013 represents 85% of the increase in the related deferred tax asset of $399,000.

•	Income tax expense was approximately $8.6 million for the three months ended June 30, 2014, as compared to $8.4 million in the three months ended June 30, 2013. Although income before income taxes is $0.2 million lower for the three months ended June 30, 2014 as compared to the same period in the prior year, income tax expense is $0.2 million higher for the three months ended June 30, 2014 primarily due to a slightly higher effective tax rate as compared to the effective tax rate for the three months ended June 30, 2013. During the three months ended June 30, 2014, the Company recorded a current income tax expense of $1.2 million and deferred income tax expense of $7.4 million.

Following is a discussion of our results of operations for the six months ended June 30, 2014 and June 30, 2013. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2013.

	For the Six Months Ended June 30,
	2014		2013
	Dollars	% of Revenue	Dollars	% of Revenue	Total Dollar Change	Total Percentage Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$168,720	98.8%	$132,963	98.3%	$35,757	26.9%
Interest on mortgage notes receivable	1,133	0.7%	1,320	1.0%	(187)	(14.2)%
Other	965	0.6%	940	0.7%	25	2.7%

Total revenues	170,818	100.0%	135,223	100.0%	35,595	26.3%
Operating expenses
Cost of services	99,417	58.2%	81,434	60.2%	17,983	22.1%
Personnel	25,075	14.7%	17,194	12.7%	7,881	45.8%
Occupancy	4,683	2.7%	4,295	3.2%	388	9.0%
Travel and entertainment	6,071	3.6%	4,568	3.4%	1,503	32.9%
Supplies, research and printing	3,020	1.8%	2,403	1.8%	617	25.7%
Other	10,728	6.3%	10,040	7.4%	688	6.9%

Total operating expenses	148,994	87.2%	119,934	88.7%	29,060	24.2%

Operating income	21,824	12.8%	15,289	11.3%	6,535	42.7%
Interest and other income, net	6,151	3.6%	10,611	7.8%	(4,460)	(42.0)%
Interest expense	(16)	(0.0)%	(18)	(0.0)%	2	(11.1)%
(Increase) decrease in payable under tax receivable agreement	501	0.3%	(339)	(0.3)%	840	NM

Income before income taxes	28,460	16.7%	25,543	18.9%	2,917	11.4%
Income tax expense	12,145	7.1%	10,127	7.5%	2,018	19.9%

Net income	$16,315	9.6%	$15,416	11.4%	$899	5.8%

Adjusted EBITDA (1)	$34,955	20.5%	$29,957	22.2%	$4,998	16.7%

NM – not meaningful

(1)	Set forth below is a reconciliation of consolidated net income to Adjusted EBITDA for the Company for the six months ended June 30, 2014 and 2013:

Adjusted EBITDA for the Company is calculated as follows:

(dollars in thousands)

	For the Six Months Ended June 30,
	2014	2013
Net income	$16,315	$15,416
Add:
Interest expense	16	18
Income tax expense	12,145	10,127
Depreciation and amortization	3,936	3,596
Stock-based compensation (a)	6,665	3,200
Initial recording of mortgage servicing rights	(3,621)	(2,739)
Increase (decrease) in payable under the tax receivable agreement	(501)	339

Adjusted EBITDA	$34,955	$29,957

(a)	Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation bonus plan or office profit participation bonus plans that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation bonus plan and office profit participation bonus plans. Stock-based compensation expense for the six months ended June 30, 2014 reflects $1.0 million expense recognized during such period that was associated with restricted stock granted in March 2014 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2013. Stock-based compensation expense for the six months ended June 30, 2013 reflects $0.6 million expense recognized during such period that was associated with restricted stock granted in March 2013 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2012. Stock-based payments under such plans were first made in 2012 in respect of 2011. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

Revenues. Our total revenues were $170.8 million for the six months ended June 30, 2014 compared to $135.2 million for the same period in 2013, an increase of $35.6 million, or 26.3%. Revenues increased primarily due to a 23.6% increase in total production volumes as compared to the first six months of 2013.

•	The revenues we generated from capital markets services for the six months ended June 30, 2014 increased $35.8 million, or 26.9%, to $168.7 million from $133.0 million for the same period in 2013. The increase is primarily attributable to a 23.6% increase in the total production volume during the first six months of 2014 compared to the first six months of 2013. During the second quarter of 2014, there was one unusually large transaction. If the Company’s production volumes were adjusted to exclude this transaction in 2014, the first six months of 2014 adjusted production volumes would have increased 18.0% as compared to the first six months of 2013.

•	The revenues derived from interest on mortgage notes receivable were $1.1 million for the six months ended June 30, 2014 compared to $1.3 million for the same period in 2013, a decrease of approximately $0.2 million. Revenues decreased primarily as a result of a lower weighted average balance outstanding in the first six months of 2014 compared to the first six months of 2013 in connection with our services as a Freddie Mac Multifamily Program Plus® Seller/Servicer.

•	The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $1.0 million for the six month period ended June 30, 2014 and $0.9 million for the six month period ended June 30, 2013, an increase of approximately 2.7%.

Total Operating Expenses. Our total operating expenses were $149.0 million for the six months ended June 30, 2014 compared to $119.9 million for the same period in 2013, an increase of $29.1 million, or 24.2%. Expenses increased primarily due to increased cost of services and increased personnel costs resulting primarily from an increase in capital markets services revenue and increased headcount.

•	The cost of services for the six months ended June 30, 2014 increased $18.0 million, or 22.1%, to $99.4 million from $81.4 million for the same period in 2013. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues. Also contributing to the increase in cost of services are higher salary and fringe benefit costs from increased headcount. Cost of services as a percentage of capital markets services revenues was approximately 58.9% and 61.2% for the six month periods ended June 30, 2014 and June 30, 2013, respectively.

•	Personnel expenses that are not directly attributable to providing services to our clients increased $7.9 million, or 45.8%, to $25.1 million for the six months ended June 30, 2014 from $17.2 million for the same period in 2013. The increase is primarily related to an increase in salaries and incentive compensation costs of $1.0 million, an increase in profit participation costs of $2.8 million, equity compensation costs of $1.8 million for newly granted awards and the mark-to-market adjustment on restricted stock awards accounted for as liability awards which are revalued each quarter and resulted in increased expense of $1.3 million during the first six months 2014 as compared to the first six months 2013. Personnel expenses are also impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance-based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. The stock compensation cost included in personnel expenses was $6.7 million and $3.2 million for the six months ended June 30, 2014 and 2013, respectively. The increase in stock compensation costs is primarily due to restricted stock awards granted in January 2014 of $1.8 million, of which there was no such cost in the first six months of 2013, and the mark-to-market adjustment on restricted stock awards accounted for as liability awards which resulted in $3.3 million of expense (or a $1.3 million increase as compared to the first six months of 2013). At June 30, 2014, there was approximately $21.8 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the unvested restricted stock units is 4.0 years as of June 30, 2014. The weighted average remaining contractual term of the vested options is 4.2 years as of June 30, 2014.

•	Occupancy, travel and entertainment and supplies, research and printing expenses for the six months ended June 30, 2014 increased $2.5 million, or 22.3%, to $13.8 million compared to the same period in 2013. These increases are primarily due to increased travel and entertainment costs stemming from the increase in headcount and production volumes, increased occupancy costs from office expansions and increased supplies, research and printing costs from the increase in production volumes and the number of transactions.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $10.7 million in the six months ended June 30, 2014, an increase of $0.7 million, or 6.9%, versus $10.0 million in the six months ended June 30, 2013. This increase is primarily related to increased amortization of $0.2 million due to a higher balance of mortgage servicing rights and higher professional fees of $0.4 million. These costs were slightly offset by lower interest on warehouse line of credit.

Net Income. Our net income for the six months ended June 30, 2014 was $16.3 million, an increase of $0.9 million versus $15.4 million for the same fiscal period in 2013. This increase is primarily due to the increase in revenue as described above which was slightly offset by lower interest and other income, net as discussed below.

•	Interest and other income, net for the six months ended June 30, 2014 was $6.2 million, a decrease of approximately $4.5 million as compared to $10.6 million for the same fiscal period in 2013 primarily due to lower gains on sale of servicing rights on certain loans of $2.4 million and lower securitization compensation from the securitization of certain loans of $2.8 million. These decreases were slightly offset by higher income on the initial recording of mortgage servicing rights of $0.9 million.

•	The interest expense we incurred in of the six months ended June 30, 2014 and 2013 was $16,000 and $18,000, respectively.

•	(Increase) decrease in payable under the tax receivable agreement reflects the change in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement. The $0.5 million decrease in payable under the tax receivable agreement for the six month period ended June 30, 2014 represents 85% of the decrease in the related deferred tax asset of $0.6 million. The $0.3 million increase in payable under the tax receivable agreement for the six month period ended June 30, 2013 represents 85% of the increase in the related deferred tax asset of $0.4 million.

•	Income tax expense was approximately $12.1 million for the six months ended June 30, 2014, as compared to $10.1 million in the six months ended June 30, 2013. This increase is primarily due to the higher income before income taxes and a higher effective tax rate during the six months ended June 30, 2014 compared to the same period of the prior year. During the six months ended June 30, 2014, the Company recorded a current income tax expense of $1.3 million and deferred income tax expense of $10.8 million.

Financial Condition

Total assets increased to $518.1 million at June 30, 2014 from $488.2 million at December 31, 2013, primarily due to an increase in mortgage notes receivable of $96.9 million due to a higher number of loans pending sale to Freddie Mac at June 30, 2014, compared to December 31, 2013, an increase in prepaid taxes of $7.5 million and an increase in accounts receivable, net of $3.1 million. These increases in assets were partially offset by decreases in cash and cash equivalents of $68.1 million primarily due to a dividend payment of $68.2 million and a decrease in the deferred tax assets of $10.8 million.

Total liabilities increased to $379.8 million at June 30, 2014 from $312.6 million at December 31, 2013, primarily due to an increase in amounts outstanding under the warehouse lines of credit of $96.9 million due to a higher number of loans pending sale to Freddie Mac at June 30, 2014, compared to December 31, 2013. This increase was partially offset by a decrease in accrued compensation and related taxes of $21.0 million primarily due to the payment of incentive compensation that was accrued as of December 31, 2013 and a decrease in other current liabilities of $7.5 million primarily from the payment of federal, state and local income taxes.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of distributions to members of HFF Holdings and payment of commissions and bonuses to employees.

First Six Months of 2014

Cash and cash equivalents decreased $68.1 million in the six months ended June 30, 2014. Net cash of $6.6 million was provided by operating activities, primarily resulting from $16.3 million of net income which was partially offset by uses of cash from a $7.8 million decrease in accrued compensation and related taxes, a $6.6 million decrease in other accrued liabilities, a $8.3 million increase in prepaid taxes, prepaid expenses and other current assets and a $3.1 million increase in accounts receivable. Cash of $1.1 million was used for investing in property and equipment. Financing activities used $73.6 million primarily due to a $68.2 million dividend payment that we made to holders of our Class A common stock on February 6, 2014. Additionally, payments on certain capital leases used $0.2 million, $6.3 million was used to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings and we recognized a $1.0 million excess tax benefit related to share-based award activities.

First Six Months of 2013

Cash and cash equivalents increased $11.9 million in the six months ended June 30, 2013. Net cash of $13.9 million was provided by operating activities, primarily resulting from net income of $15.4 million. This source of cash was partially offset by a $7.5 million decrease in other accrued liabilities, a $1.6 million decrease in accrued compensation and related taxes, and a decrease of $3.2 million in prepaid taxes, prepaid expenses and other current assets. Cash of $0.6 million was used for investing in property and equipment. Financing activities used $0.2 million for the payments on certain capital leases, $1.7 million to purchase shares of Class A common stock in connection with employee tax withholdings, and we recognized a $0.5 million excess tax benefit related to share-based award activities.

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At June 30, 2014, our cash and cash equivalents of approximately $133.2 million were invested or held in a mix of money market funds and bank demand deposit accounts at two financial institutions. Our liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash level, credit lines, interest and payments on debt, capital expenditures and other matters relating to liquidity and to compliance with regulatory net capital requirements.

Over the six month period ended June 30, 2014, we generated approximately $6.6 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the six months ended June 30, 2014, we incurred approximately $149.0 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the six months ended June 30, 2014, approximately 61.1% of our operating expenses were considered variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. However, if the economy deteriorates at the rate it did during 2008 and 2009, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings in U.S. federal, state and local income tax that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. We have estimated that future payments that will be made to HFF Holdings will be $145.1 million, of which approximately $10.8 million is anticipated to be paid in 2014. Our liquidity needs related to our long term obligations are primarily related to our facility leases. Additionally, for the six months ended June 30, 2014, we incurred approximately $4.7 million in occupancy expenses and approximately $16,000 in interest expense.

We are a party to an uncommitted $350 million financing arrangement with PNC Bank, N.A. (PNC) and an uncommitted $125 million financing arrangement with The Huntington National Bank (Huntington), to fund our Freddie Mac loan closings. Pursuant to these arrangements, PNC or Huntington funds the multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington National Bank financing arrangements are only for the purpose of supporting our participation in Freddie Mac’s Program Plus Seller Servicer program and cannot be used for any other purpose. As of June 30, 2014, we had outstanding borrowings of $190.4 million under the PNC/Huntington arrangements and a corresponding amount of mortgage notes receivable. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

Goodwill. We evaluate goodwill for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. Changes in accounting standards, which were adopted by the Company in 2013, provide the option to qualitatively assess goodwill for impairment before completing a quantitative assessment. Under the qualitative approach, if, after assessing the totality of events or circumstances, including macroeconomic, industry and market factors, and entity-specific factors, the Company determines it is likely (more likely than not) that the fair value of a reporting unit is greater than its carrying amount, then the quantitative impairment analysis is not required. The Company performs the required annual goodwill impairment evaluation in the fourth quarter of each year. No impairment of goodwill was determined to exist for the years ended December 31, 2013 or 2012.

Intangible Assets. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing, prepayment rates and discount rates are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of June 30, 2014, the fair value and net book value of the servicing rights were $21.7 million and $17.1 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 156%, the discount rate increased 40% or if there is a 4% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.

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

The net deferred tax asset of $150.3 million at June 30, 2014 is comprised mainly of a $152.1 million deferred tax asset related to the Section 754 of the Internal Revenue Code (“Section 754”) election tax basis step up. The net deferred tax asset related to the Section 754 election tax basis step up of $152.1 million represents annual pre-tax deductions on the Section 754 basis step up and payments under the tax receivable agreement of approximately $32.8 million in 2014, then increasing to $53.0 million in 2021 and then decreasing over the next nine years to approximately $0.1 million in 2030. In order to realize the anticipated pre-tax benefit of approximately $32.8 million in 2014, the Company needs to generate approximately $268 million in revenue, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit each year, the shortfall becomes a net operating loss that can be carried back two years to offset prior years’ taxable income, if any, or carried forward twenty years to offset future taxable income. During 2008 and 2009, based on the decline in production volume and corresponding impact on operating results, we did not realize the entire benefit of the annual deduction. Currently, $0.1 million of this cumulative benefit is characterized as a net operating loss and can be carried forward for periods that begin to expire in 2028. The net operating loss limitation does not impact the Company’s ability to fully utilize the net operating loss before its expiration. In evaluating the realizability of these deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets. Based on revenue and taxable income generated through June 30, 2014, management currently expects to realize the entire $32.8 million anticipated pre-tax benefit. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction would be made in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets.

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

Share Based Compensation. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. For restricted stock awards, the fair value of the awards is calculated as the difference between the market value of the Company’s Class A common stock on the date of grant and the purchase price paid by the employee. Until March 2014, the Company also had restricted stock awards that were accounted for as liability awards and required remeasurement to fair value at the end of each reporting period. The Company’s awards are generally subject to graded or cliff vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary.

Employment / Non-compete Agreements. The Company has entered into arrangements with newly-hired producers whereby these producers would be paid additional compensation if certain performance targets are met over a defined period. Some of these agreements contain provisions that the payments will be made to the producers only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2016 through 2018. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the producers achieving the performance targets and the probability of each of the producers signing an employment agreement, if applicable. As of June 30, 2014, no accrual has been made for these arrangements.

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

Pending Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued changes to revenue recognition with customers. This update provides a five-step analysis of transactions to determine when and how revenue is recognized. An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update will be effective for the Company beginning in fiscal year 2017. This update may be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

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

HFF, INC.

Dated: August 8, 2014	By:	/s/ Mark D. Gibson
Mark D. Gibson
Chief Executive Officer,
Director and Executive Managing Director
(Principal Executive Officer)

Dated: August 8, 2014	By:	/s/ Gregory R. Conley
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