Form 10-K
period 2014-12-31
HFF, Inc.
filed 2015-02-27
CIK 1380509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-33280

HFF, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0610340
(State of incorporation)	(I.R.S. Employer Identification No.)

One Oxford Centre 301 Grant Street, Suite 1100 Pittsburgh, Pennsylvania 15219	(412) 281-8714
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, par value $.01 per share	New York Stock Exchange

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

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

As of February 20, 2015, there were 37,677,981 shares of Class A common stock, par value $0.01 per share, of the registrant outstanding.

The aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2014 was approximately $1.3 billion, based on the closing price per share of Class A common stock on that date of $37.19 as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and officers of the registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

SPECIAL NOTE REGARDING THE REGISTRANT

In connection with our initial public offering, we effected a reorganization of our business into a holding company holding the partnership interests in Holliday Fenoglio Fowler, L.P. and HFF Securities L.P. (together, the “Operating Partnerships”), held through the wholly owned subsidiary HFF Partnership Holdings, LLC, a Delaware limited liability company and all of the outstanding shares of Holliday GP Corp. (“Holliday GP”), the sole general partner of each of the Operating Partnerships. The transactions that occurred in connection with the initial public offering and reorganization are referred to as the “Reorganization Transactions.”

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

ii

PART I

Item 1.    Business

Overview

We are, based on transaction volume, one of the leading providers of commercial real estate and capital markets services to both the users and providers of capital in the U.S. commercial real estate industry and one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 23 offices nationwide with approximately 721 associates including approximately 277 transaction professionals. During 2014, we advised on approximately $65.0 billion of completed commercial real estate transactions, a 16.6% increase compared to the approximately $55.8 billion of completed transactions we advised on during 2013.

Our fully-integrated national capital markets platform, coupled with our knowledge of the commercial real estate markets, allows us to effectively act as a “one-stop shop” for our clients, providing a broad array of capital markets services including:

•	Debt placement;

•	Investment sales;

•	Distressed debt and real estate owned advisory services;

•	Equity placement;

•	Investment banking and advisory services;

•	Loan sales; and

•	Commercial loan servicing.

Substantially all of our revenues are in the form of capital markets services fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We also earn fees from commercial loan servicing activities. We believe that our multiple product offerings and platform services, diverse client mix, expertise in a wide range of property types and national platform have the potential to create a diversified revenue stream within the U.S. commercial real estate sector. Our revenues and net income were $425.9 million and $61.3 million, respectively, for the year ended December 31, 2014, compared to revenues and net income of $355.6 million and $51.4 million, respectively, for the year ended December 31, 2013.

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

The situation in the global credit markets during late 2007 continuing through today, whereby many world governments (including the U.S., where the Company transacts virtually all of its business) had to take and continue to take unprecedented and uncharted steps to support the financial institutions in their respective countries from collapse was unprecedented in the Company’s history. Restrictions on the availability of capital, both debt and/or equity, during late 2007 through 2010, created significant reductions of liquidity in, and flow of capital to, many global financial markets including the commercial real estate financial markets in the U.S. In addition, such restrictions, coupled with the downturn in the U.S. economy caused commercial real estate prices to decrease in the U.S. While conditions in 2011 through 2014 were generally improved, unresolved global and domestic credit and liquidity issues, as well as the unresolved downturns in many of the global and domestic economies, could reduce in the future, the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes in the markets which the Company competes. Further detail regarding the effect of the recent situation in the credit markets and the commercial real estate markets can be found under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Annual Report on Form 10-K.

HFF, Inc. is a Delaware corporation with its principal executive offices located at 301 Grant Street, One Oxford Centre, Suite 1100, Pittsburgh, Pennsylvania, 15219, telephone number (412) 281-8714.

Reportable Segments

We operate in one reportable segment, the commercial real estate financial intermediary segment, and offer debt placement, investment sales, distressed debt and real estate owned advisory services, equity placement, investment banking and advisory services, loan sales and commercial loan servicing.

Our Competitive Strengths

We attribute our success and distinctiveness to our ability to leverage a number of key competitive strengths, including:

People, Expertise and Culture

We and our predecessor companies have been in the commercial real estate business for over 30 years, and our transaction professionals have significant experience and long-standing relationships with our clients. We employ approximately 277 transaction professionals with an average of 16.9 years of commercial real estate transaction experience. The transaction history accumulated among our transaction professionals ensures a high degree of market knowledge on a macro level, knowledge of commercial real estate markets, long term relationships with the most active investors and a comprehensive understanding of commercial real estate capital markets products. Our employees come from a wide range of real estate related backgrounds, including investment advisors and managers, investment bankers, attorneys, brokers and mortgage bankers.

Our culture is governed by our commitment to high ethical standards, putting the clients’ interests first and treating clients and our own associates fairly and with respect. These distinctive characteristics of our culture are highly evident in our ability to retain and attract employees. The average tenure for our senior transaction professionals is 12.8 years, and the average production tenure for the top 25 senior transaction professionals compiled by initial leads during the last five years was 14.8 years (including tenure with predecessor companies). Furthermore, several of our senior transaction professionals have a personal economic interest in our firm, which further aligns their individual interests with those of the Company and its stockholders, as a whole, and our clients.

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

Extensive Cross-Selling Opportunities

As some participants in the commercial real estate market are frequently buyers, sellers, lenders and borrowers at various times, we believe our relationships with these participants across all aspects of their businesses provide us with multiple revenue opportunities throughout the life cycle of their commercial real estate investments. In addition, we sometimes provide more than one service in a particular transaction, such as in an investment sale where we not only represent the seller of a commercial real estate investment but also represent the buyer in arranging acquisition financing. In 2014, 2013 and 2012, we executed multiple transactions across multiple platform services with 23, 24 and 20, respectively, of our top 25 clients.

Broad and Deep Network of Relationships

We have developed broad and deep-standing relationships with the users and providers of capital in the industry and have completed multiple transactions for many of the top institutional commercial real estate investors in the U.S. as well as several global investors who invest in the U.S. Importantly, our transaction professionals, analysts and closing specialists foster relationships with their respective counterparts within each client’s organization. This provides, in our opinion, a deeper relationship with our firm relative to our competitors. In 2014 and 2013, no one borrower or no one seller client, represented more than 4% of our total capital markets services revenues. The combined fees from our top 10 seller clients for the years 2014 and 2013, were less than 12% of our capital markets services revenues for each year, and the combined fees from our top 10 borrower clients were less than 6% of our capital markets services revenues for each year.

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

Our Strategic Growth Plan

We seek to improve our market position by focusing on the following strategic growth initiatives:

Increase Market Share Across Each of our Capital Markets Services

We believe that we have the opportunity to increase our market share in each of the various capital markets services we provide to our clients by penetrating deeper into our national, regional and local client relationships. We also intend to increase our market share by selectively hiring transaction professionals in our existing offices and in new locations, predicated on finding the most experienced professionals in the market who have the highest integrity, work ethic and reputation, while fitting into our culture and sharing our business philosophy and business practices. Since 2011, in addition to opening offices in Tampa, FL, Austin, TX, Denver, CO, Orlando, FL, Philadelphia, PA and most recently, Charlotte, NC (July 2014), we have significantly added to the platform services and product specialty types in a majority of our offices.

•	Debt Placement. In 2014, our transaction volume in debt placements was approximately $32.1 billion, an increase of 15.7% from approximately $27.8 billion in 2013.

•

Investment Sales.    In 2014, we completed investment sales of approximately $29.0 billion, an increase of approximately 11.9% from the approximately $25.9 billion completed in 2013. According to Real Capital Analytics, commercial real estate sales volume for office, industrial, multifamily, retail, hotel properties and land in the U.S. in 2014 and 2013 were $424 billion and $362 billion, respectively.

•

Equity Placement and Advisory Services.    In 2014, we completed approximately $3.6 billion of equity placement and advisory services transactions (which include amounts that we internally allocate to the structured finance reporting category, even though the transaction may have been funded through a single mortgage note) for our clients, representing an increase of 147.2% from the $1.5 billion completed in 2013.

•

Private Equity and Investment Banking and Advisory Services.    Our broker-dealer subsidiary, HFF Securities, undertakes both discretionary and non-discretionary private equity raises, select property specific joint ventures and select investment banking activities for our clients. At December 31, 2014 and 2013, we had $3.1 billion and $1.6 billion of active private equity discretionary fund transactions on which HFF Securities was engaged, which may result in additional future revenue.

•

Loan Sales.    We have consummated $0.2 billion and $0.6 billion in loan sales transactions in 2014 and 2013, respectively, a decrease of 61.4%. This business is based on the desire of lenders seeking to diversify concentration risk (geographic, borrower or product type), manage potential problems in their loan portfolios or sell loans rejected from commercial-mortgage backed securities (CMBS) securitization pools.

•

Loan Servicing.    The principal balance of HFF’s loan servicing portfolio increased 19.0% to approximately $39.3 billion at December 31, 2014 from approximately $33.1 billion at December 31, 2013. We currently have approximately 31 correspondent lender relationships with life insurers.

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

Our debt transaction professionals originated approximately $5.8 billion and $4.2 billion of debt for clients that purchased properties sold by our investment sales professionals for their clients in 2014 and 2013, respectively. Our investment sales professionals also referred clients to our debt transaction professionals who arranged debt financings totaling approximately $4.4 billion and $3.3 billion in 2014 and 2013, respectively. Our debt transaction professionals also referred clients to our investment sales transaction professionals who sold approximately $6.0 billion and $5.6 billion of properties in 2014 and 2013, respectively. Also, in 2014 and 2013, our subsidiary HFF Securities originated debt volumes of approximately $204.8 million and $170.4 million, respectively, in addition to its other equity placement activities.

Expand Our Geographic Footprint

We believe that opportunities exist to strategically establish and increase our presence in several key domestic, and potentially international, markets. When strategic opportunities present themselves with high quality transaction professionals, it is our intention to capitalize on such opportunities as we recently did in Charlotte, NC in July 2014, Philadelphia, PA in December 2013, Denver, CO in January 2012 and Orlando, FL in May 2012. While our transactional professionals, located in 23 offices throughout the U.S., advised clients on transactions in 44 states (and the District of Columbia) and in more than 630 cities in 2014, there are a number of major metropolitan areas where we do not maintain an office. We have no overseas offices, but do, on a periodic basis, send our transaction professionals overseas to meet with capital sources and global clients. By comparison, a number of our large public competitors have in excess of 100 offices worldwide and some have nearly 100 in the U.S alone. We constantly review key demand drivers of commercial real estate by market, including growth in population, households, employment, commercial real estate inventory by product type, and new construction. By doing so, we can determine not only where future strategic growth should occur, but more importantly, we can also ensure our transaction professionals are constantly calling on the most attractive markets where we do not have offices. Since 2011, we have opened offices in Tampa, FL, Austin, TX Denver, CO and Orlando, FL, Philadelphia, PA and most recently, Charlotte, NC. In addition, during this same period, we have significantly added to the platform services and product specialties in nearly all of our offices.

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

Align our Leadership and Compensation Structures with Our Long-term Growth

Under the management and leadership structure for our Operating Partnerships that we adopted in December 2010, each Operating Partnership’s existing operating committee was replaced with an executive committee (including ad-hoc members) and a leadership committee which includes in excess of fifty of our senior transaction professionals and managers, which includes the executive committee members. The executive committee for each partnership consists of at least three, but no more than seven, individuals (in addition to ad-hoc members), one of whom is the managing member of the Operating Partnerships. The executive committee currently consists of our two inside directors, Mark Gibson, our chief executive officer, and Jody Thornton, our president and managing member of the Operating Partnerships, and four of our executive managing directors, H. Scott Galloway, Matthew D. Lawton, Gerard T. Sansosti and Manuel A. de Zarraga. The executive committee is primarily responsible for the day-to-day oversight of the Operating Partnerships’ lines of business and property verticals. The leadership committee is composed of (i) the executive committee members, (ii) individual leaders chosen from each line of business and property vertical, (iii) the office heads from each office and (iv) individuals from other line and support functions at the discretion of the executive committee. The members of the leadership committee are responsible for either overseeing their respective lines of business, property verticals or their office as well as facilitating communication and educating all of our transaction professionals within each office, each line of business and each of the property and/or product specialties to better serve our clients. On November 12, 2013, the board appointed Mr. Gibson as chief executive officer and Mr. Thornton as president of the Company and managing member of the Operating Partnerships, effective April, 1, 2014.

We also aim to ensure continued emphasis on annual production, maintain our partnership culture and continue the alignment of employee, management and stockholder interests through periodic omnibus awards to individuals if the situation warrants and through our profit participation bonus plans. Under our HFF LP and HFF Securities profit participation bonus plans, with respect to each applicable office for each calendar year, if a 14.5% or greater profit margin is generated by such office, an amount equal to 15% of the adjusted operating income (as defined under such plan) generated by such office funds a cash bonus pool payable to selected employees of HFF LP or HFF Securities, as the case may be. These plans were adopted in 2007 in connection with our initial public offering. In December 2010, we amended these plans to provide that our board of directors, or any appropriate committee thereof, may elect to pay up to one-third of the profit participation bonuses payable under the plans in the form of equity-based awards. In December 2010, we also adopted a new HFF, Inc. firm profit participation bonus plan utilized primarily to compensate our business line and property vertical leadership. Under this plan, for each calendar year, if we achieve a 17.5% or greater adjusted operating income margin (as defined under such plan), a bonus pool will be funded by a percentage, ranging from 15% to 25%, of our adjusted operating income (as defined under such plan) beyond predefined adjusted operating income margin thresholds. Our board of directors, or an appropriate committee thereof, may elect to pay up to two-thirds of the profit participation bonuses payable under this plan in the form of equity-based awards.

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

Equity Placement and Private Equity Services

We offer a wide array of equity placement and private equity alternatives and solutions at both the property and ownership entity level. We believe this allows us to provide financing alternatives at every level of the capital structure, including mezzanine and preferred equity, thereby providing potential buyers and existing owners with the highest appropriate leverage at the lowest blended cost of capital to purchase properties or recapitalize existing ones versus an out-right sale alternative. By focusing on the inefficiencies in the equity placement capital markets, such as mezzanine, preferred equity, participating and/or convertible debt structures, pay and accrual debt structures, pre-sales, stand-by commitments and partial interest sales bridge loans, we believe we are able to access capital for stabilized properties or properties in transition, with predevelopment and/or joint ventures and/or structured debt and/or equity transactions, which provide maximum flexibility for our clients.

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

Commercial Loan Servicing

We provide commercial loan servicing (primary and sub-servicing) for life insurance companies, Federal Home Loan Mortgage Corporation (Freddie Mac), Federal National Mortgage Association (Fannie Mae) through strategic relationships with several delegated underwriting and servicing (DUS®) lenders, CMBS originators, mortgage REITS and debt funds, groups that purchase performing and/or non-performing loans as well as owners who sell commercial real estate subject to a purchase money mortgage. Additionally, we are a rated CMBS primary and special servicer by Fitch Ratings. The primary servicer rating reflects our experienced and tenured management and staff and our long history as a commercial mortgage primary servicer, including with respect to Freddie Mac and CMBS servicing. The special servicer rating is based on our ability to work out, manage and resolve commercial mortgage loans and real estate owned (REO) assets. We believe our servicing platform, experienced personnel and hands-on service allow us to maintain close contact with both borrowers and lenders, and as a result, we are often the first point of contact in connection with refinancing, restructuring or sale of commercial real estate assets. Revenue is earned primarily from servicing fees charged to the lender.

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

Competition

The commercial real estate services industry, and all of the services that we provide, are highly competitive, and we expect them to remain so. We compete on a national, regional, local basis and in some cases an international basis, as well as on a number of other critical factors, including but not limited to the quality of our people and client service, historical track record and expertise and range of services and execution skills, absence of conflicts and business reputation. Depending on the product or service, we face competition from other international and domestic commercial real estate service providers, institutional lenders, banks and savings and loans, CMBS conduits, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. Top competitors we face on national, regional and local levels including but not limited to CBRE Capital Markets, Cushman & Wakefield, Eastdil Secured (owned by Wells Fargo), Jones Lang LaSalle, Colliers, Cassidy Turley, Walker Dunlop, Marcus & Milichap, Newmark/Frank, Northmarq Capital (Marquette), Meridian and Berkadia, etc. There are numerous other local and regional competitors in each of the local markets where we are located as well as the markets in which we do business.

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

Regulation

Our U.S. broker-dealer subsidiary, HFF Securities, is subject to regulation. HFF Securities is currently registered as a broker-dealer with the Securities and Exchange Commission (SEC) and the Financial Industry Regulatory Authority (FINRA). HFF Securities is registered as a broker-dealer in 19 states. HFF Securities is subject to regulations governing effectively every aspect of the securities business, including the effecting of securities transactions, minimum capital requirements, record-keeping and reporting procedures, relationships with customers, experience and training requirements for certain employees and business procedures with firms that are not subject to regulatory controls. Violation of applicable regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines and the suspension, expulsion or other disciplining of a firm, its officers or employees.

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

Seasonality

We believe our capital markets services revenue is typically seasonal. Historically, we believe during normal economic and capital markets conditions, this seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. We believe the concentration of earnings and cash flows in the last six months of the year has historically been due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. However this historical pattern of seasonality may or may not continue.

Employees

Our total employment was 721 employees as of December 31, 2014, which represents a 13.2% increase from the December 31, 2013 total employment of 637 employees.

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

We have experienced, in 2010, 2009, 2008 and previous years, and expect in the future to be negatively impacted by, periods of economic slowdowns, recessions and disruptions in the capital markets; credit and liquidity issues in the global and domestic capital markets, including international, national, regional and local markets; and corresponding declines in the demand for commercial real estate and related services within one or more of the markets in which we operate. Historically, commercial real estate markets, and in particular the U.S. commercial real estate market, have tended to be cyclical and related to the flow of capital to the sector, the condition of the economy as a whole and to the perceptions and confidence of the market participants as to the relevant economic outlook as well as the asset class. Negative economic conditions, changes in interest rates, credit and liquidity issues in the global and domestic capital markets, disruptions in capital markets and/or declines in the demand for commercial real estate and related services in international or domestic markets or in significant markets in which we do business as well as negative perceptions about the asset class, have had and could have in the future a material adverse effect on our business, results of operations and/or financial condition, as listed below. Since the latter half of 2009, there has been an improvement in the U.S. financial markets, increasing confidence and stabilization in domestic and some foreign economies as well as in select U.S. cities which has provided increasing demand for high quality core, core plus and value-add commercial real estate assets. However, we can give no assurance that the improvements in the U.S. commercial real estate market are sustainable.

For example:

•

Slowdowns in economic activity and/or disruptions in capital markets could cause tenant demand for space to decline, which would adversely affect the operation and income of commercial real estate properties and thereby affect investor demand and the supply of capital for debt and equity investments in commercial real estate.

•

Declines in the regional or local demand for commercial real estate, or significant disruptions in other segments of the real estate markets and/or capital markets, could adversely affect our results of operations. During 2014, approximately 25.0%, 12.7%, 7.8%, 6.1%, 5.0% and 5.9% of the Company’s capital markets services revenues were derived from transactions involving commercial real estate located in Texas, California, Florida, Illinois, New York and the region consisting of the District of Columbia, Maryland and Virginia, respectively. As a result, a significant portion of our business is dependent on the economic conditions in general and in certain markets for commercial real estate such as in these areas, which, like other commercial real estate markets, have experienced price volatility or economic downturns in the past.

•

Global and domestic credit and liquidity issues, significant fluctuations in interest rates as well as steady and protracted increases or decreases of interest rates could adversely affect the operation and income of commercial real estate properties as well as the demand from investors for commercial real estate investments. Any of these events could adversely affect investor demand and the supply of capital for debt and equity investments in commercial real estate. In particular, the lack of debt and/or equity for commercial real estate transactions, the resulting re-pricing of debt and equity risk and/or increased/decreased interest rates may reduce the number of acquisitions, dispositions and loan originations, as well as the Company’s or firm’s respective transaction volumes. These factors and events could also cause prices to decrease due to the reduced amount of financing available as well as the increased cost of obtaining financing, and could lead to a decrease in purchase and sale activity and therefore a decrease in revenue to the Company.

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

In addition, our competitors may attempt to recruit our transaction professionals. The employment arrangements, non-competition agreements and retention agreements we have entered into with members of HFF Holdings or may enter into with our key associates may not prevent our transaction professionals and other key associates from resigning or competing against us. Any such arrangements and agreements have expired for some members of HFF Holdings and will expire after a certain period of time for other members of HFF Holdings, at which point each such person would be free to compete against us and solicit our clients and employees. In particular, non-competition agreements entered into with 26 of our transaction professionals (including our Chief Executive Officer and President), who consist of the majority of the members of HFF Holdings, terminate on the earlier of March 2015 or two years following the termination of a member’s services with us. After discussion with our transaction professionals, management and review by our independent directors, we decided not to renew these agreements prior to their expiration. Additionally, we currently do not have employment agreements with certain other key associates and there is no assurance that we will be able to retain their services.

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

Our clients are both users of capital, such as property owners, and providers of capital, such as lenders and equity investors. Defaults or non-performance by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity crises and could lead to losses or defaults by one or more of our clients, which, in turn, could have a material adverse effect on our results of operations and financial condition. In addition, a client may fail to make payments when due, become insolvent or declare bankruptcy. Any client bankruptcy or insolvency or the failure of any client to make payments when due could result in material losses to our company. In particular, if any of our significant clients becomes insolvent or suffers a downturn in its business, it may seriously harm our business. While in 2014 and 2013 no one borrower or no one seller client represented more than 4% of our total capital markets services revenues, bankruptcy filings by or relating to one of our clients could delay or bar us from collecting pre-bankruptcy debts from that client.

The bankruptcy or insolvency of a significant counterparty (which may include co-brokers, lenders including but not limited to Freddie Mac and/or Fannie Mae which are in conservatorship, insurance companies, banks, hedging counterparties, service providers or other organizations with which we do business), or the failure of any significant counterparty to perform its contractual commitments, may also result in a disruption to our business or material losses to our company.

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

A diminution in the ease at which our current financing sources can be drawn upon could negatively impact our liquidity. While we are party to an uncommitted $350 million warehouse line of credit with PNC Bank, National Association (“PNC”) and an uncommitted $125 million warehouse line of credit with The Huntington National Bank (“Huntington”) to fund our Freddie Mac loan closings in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, such warehouse line of credit arrangements are uncommitted and funded on a transaction-by-transaction basis. In January 2015, the $350 million financing arrangement with PNC was increased by $500 million for a period of 15 days, at which time the arrangement reverts back to $350 million. Additionally, on January 27, 2015, HFF LP entered into an agreement with Huntington to increase the uncommitted financing agreement by $100 million for a period of the lesser of 60 days after the first advance or May 1, 2015. As of December 31, 2014, we had aggregate outstanding borrowings of $185.1 million under the PNC and Huntington arrangements (and a corresponding amount of mortgage notes receivable). Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

As of December 31, 2014, our recorded goodwill was approximately $3.7 million and our other intangible assets, net, were $20.6 million. The Company performs the required annual goodwill impairment evaluation in the fourth quarter of each year. No impairment of goodwill was determined to exist for the years ended December 31, 2014, 2013 or 2012. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. As of December 31, 2014, the fair value and net book value of the Freddie Mac, CMBS and Life Company servicing rights were $26.0 million and $20.5 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 106%, the discount rate increased 51% or if there is a 15% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. For further detail, refer to the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies; Use of Estimates” in this Annual Report on Form 10-K. Any impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which charge could materially adversely affect our reported results of operations and the market price of our Class A common stock in future periods.

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

The net deferred tax asset of $146.1 million at December 31, 2014 is comprised mainly of a $145.2 million deferred tax asset related to the a tax basis step-up election under Section 754 of the Internal Revenue Code, as amended (“Section 754”), made by HFF, Inc. relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for shares of the Company’s Class A common stock since the date of the Reorganization Transactions. The deferred tax asset related to the Section 754 election tax basis step up of $145.2 million represents annual pre-tax deductions on the Section 754 basis step up and past payments under the tax receivable agreement of approximately $32.6 million in 2015, then increasing to $52.9 million in 2021 then decreasing over the next nine years to approximately $0.1 million in 2030. In order to realize the anticipated pre-tax benefit of approximately $32.6 million in 2015, the Company needs to generate approximately $287 million in revenue, assuming our current cost structure. In the event that the Company cannot realize the annual benefit each year, the shortfall becomes a net operating loss that can be carried back 2 years to offset prior years’ taxable income or carried forward 20 years to offset future taxable income. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income.

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

We could be adversely affected if the Terrorism Risk Insurance Act of 2002 is not renewed beyond 2015, or is adversely amended, or if insurance for other natural or manmade disasters is interrupted or constrained

Our business could be adversely affected if the Terrorism Risk Insurance Act of 2002, or TRIA, is not renewed beyond 2015, or is adversely amended, or if insurance for other natural and manmade disasters is interrupted or constrained. In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attack, the Terrorism Risk Insurance Act of 2002 was enacted to ensure the availability of commercial insurance coverage for terrorist acts in the United States. This law established a federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and required that coverage for terrorist acts be offered by insurers. Although TRIA was amended and extended through 2015, it is possible that TRIA will not be renewed beyond 2015, or could be adversely amended, which could adversely affect the commercial real estate markets and capital markets if a material subsequent event occurred. Lenders generally require owners of commercial real estate to maintain terrorism insurance. In the event TRIA is not renewed, terrorism insurance may become difficult or impossible to obtain. Natural disasters and the lack of commercially available wind damage and flood insurance could also have a negative impact on the acquisition, disposition and financing of the commercial properties in certain areas. Any of these events could result in a general decline in acquisition, disposition and financing activities, which could lead to a reduction in our fees for arranging such transactions as well as a reduction in our loan servicing activities due to increased delinquencies and lack of additional loans that we would have otherwise added to our portfolio, all of which could adversely affect our business, financial condition and results of operation.

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

Members of HFF Holdings, who consist of our senior transaction professionals as well as other employees of the Operating Partnerships, held in their individual capacity greater than 16% of the voting power in HFF, Inc. as of February 20, 2015. As a result, and in combination with the fact that our certificate of incorporation does not provide for cumulative voting, these individuals, acting as individuals, collectively, have the ability to exert significant influence in the election of the members of our board of directors and thereby the control of our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends. In addition, these individuals may be able to significantly influence the outcome of all matters requiring stockholder approval, including a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. We cannot assure you that the interests of these individuals will not conflict with your interests.

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

In addition, as of February 20, 2015, 1,606,071 shares of our Class A common stock were reserved for issuance under outstanding awards of vested and unvested restricted stock or options to purchase our Class A common stock and 1,015,948 shares of our Class A common stock were reserved for future issuance under our 2006 Omnibus Incentive Compensation Plan.

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

Our certificate of incorporation and bylaws may delay or prevent a merger or acquisition that a stockholder may consider favorable by permitting our board of directors to issue one or more series of preferred stock, requiring advance notice for stockholder proposals and nominations, providing for a classified board of directors, providing for super-majority votes of stockholders for the amendment of the bylaws and certificate of incorporation, and placing limitations on convening stockholder meetings and not permitting written consents of stockholders. In addition, we are subject to provisions of the Delaware General Corporation Law that restrict certain business combinations with interested stockholders. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm the market price of our Class A common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.    Properties

Our principal executive offices are located in leased office space at One Oxford Centre, 301 Grant Street, Suite 1100, Pittsburgh, PA. We also lease or sublease space for our offices at Charlotte, NC; Philadelphia, PA; Boston, MA; Hartford, CT; New York, NY; Florham Park, NJ; Washington, D.C.; Miami, FL; Orlando, FL; Tampa, FL; Atlanta, GA; Indianapolis, IN; Chicago, IL; Houston, TX; Dallas, TX; Austin, TX; San Diego, CA; Orange County, CA; Los Angeles, CA; San Francisco, CA; Denver, CO; and Portland, OR. The Company will no longer maintain an office in Hartford, CT effective April 1, 2015. Hartford has historically been a small office for the Company and the personnel in this office will be transferred to the Company’s Boston, MA office. With this change, the Company will operate 22 offices in the U.S. We do not own any real property. We believe that our existing facilities will be sufficient for the conduct of our business during the next fiscal year.

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

Market Information

Our Class A common stock, par value $0.01 per share, trades on the New York Stock Exchange (“NYSE”) under the symbol “HF.” In connection with our initial public offering, our Class A common stock was priced for initial sale on January 30, 2007. There was no established public trading market for our common stock prior to that date. On February 20, 2015 the closing sales price, as reported by the NYSE, was $37.90.

The following table sets forth the high and low sale prices for our Class A common stock as reported by the NYSE for the periods indicated:

	2014
	High	Low
1st Quarter	$34.74	$25.53
2nd Quarter	37.58	29.79
3rd Quarter	38.23	28.75
4th Quarter	37.22	25.78

	2013
	High	Low
1st Quarter	$20.23	$14.67
2nd Quarter	21.05	16.85
3rd Quarter	25.21	17.67
4th Quarter	27.30	23.31

For equity compensation plan information, please refer to Item 12 in Part III of the Annual Report on Form 10-K.

Holders

On February 20, 2015, we had 103 stockholders of record of our Class A common stock.

Dividends

On January 15, 2014, our board of directors declared a special cash dividend of $1.83 per share of Class A common stock to stockholders of record on January 27, 2014. The aggregate dividend payment was paid on February 6, 2014 and totaled approximately $68.2 million based on the number of shares of Class A common stock then outstanding. Additionally, 42,108 restricted stock units (dividend units) were granted for those unvested and vested but not issued restricted stock units as of the record date of January 27, 2014. These dividend units follow the same vesting terms as the underlying restricted stock units. On January 20, 2015, our board of directors declared a special cash dividend of $1.80 per share of Class A common stock to stockholders of record on February 2, 2015. The aggregate dividend payment was paid on February 13, 2015 and totaled approximately $67.8 million based on the number of shares of Class A common stock then outstanding. Additionally, 49,383 restricted stock units (dividend units) were granted for those unvested and vested but not issued restricted stock units as of the record date of February 2, 2015. These dividend units follow the same vesting terms as the underlying restricted stock units. The declaration and payment of any future dividends will be at the sole discretion of our board of directors.

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

Performance Graph

The following graph shows our cumulative total stockholder return for the period December 31, 2009 and ending on December 31, 2014. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, and an industry peer group for this period.

The comparison below assumes $100 was invested on December 31, 2009 in our Class A common stock and in each of the indices shown and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not indicative of future stock price performance. The peer group is comprised of the following publicly-traded real estate services companies: CB Richard Ellis Group, Inc. and Jones Lang LaSalle Incorporated. These two companies represent our primary competitors that are publicly traded with business lines reasonably comparable to ours.

COMPARISON OF 60-MONTH CUMULATIVE TOTAL RETURN

Among HFF, Inc., The S&P 500 Index, and a Peer Group

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
HFF, Inc.	100.00	154.56	165.28	262.88	473.71	668.24
S&P 500 Index	100.00	112.78	112.78	127.90	165.76	184.64
Peer Group	100.00	145.12	107.13	143.65	183.17	253.07

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities of the Company during 2014.

Item 6.	Selected Financial Data

The selected historical consolidated financial data as of and for the years ended December 31, 2014, 2013, and 2012 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data for the year ended December 31, 2011 and 2010 was also derived from our audited consolidated financial statements not otherwise included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future performance or results of operations. You should read the combined historical financial data together with our consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K.

	For The Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Income Data:
Total revenue	$425,918	$355,605	$284,974	$254,679	$139,972
Operating expenses	341,091	285,628	234,857	201,307	124,607

Operating income	84,827	69,977	50,117	53,372	15,365
Interest and other income, net	17,926	17,100	20,049	14,968	9,487
Interest expense	(41)	(33)	(42)	(29)	(64)
(Increase) decrease in payable under the tax receivable agreement	800	(1,040)	(17,358)	(3,890)	813

Income before income taxes	103,512	86,004	52,766	64,421	25,601
Income taxes	42,226	34,578	8,661	22,371	8,612

Net income	61,286	51,426	44,105	42,050	16,989
Net income attributable to noncontrolling interest	—	—	243	2,031	6,098

Net income attributable to controlling interest	$61,286	$51,426	$43,862	$40,019	$10,891

Diluted earnings per common share	$1.61	$1.36	$1.18	$1.11	$0.40

Adjusted EBITDA (1)	$110,110	$96,948	$70,002	$68,995	$25,554
Balance Sheet Data:
Total assets	$604,252	$488,176	$589,199	$478,451	$333,150
Long term debt, excluding current portion	$429	$185	$279	$300	$138
Total liabilities	$417,807	$312,602	$468,177	$348,051	$243,467

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

Set forth below is an unaudited reconciliation of consolidated net income attributable to controlling interest to Adjusted EBITDA for the Company for the periods set forth below:

Adjusted EDITDA for the Company is calculated as follows:

(dollars in thousands)

	For the year ended December 31,
	2014	2013	2012	2011	2010
Net income attributable to controlling interest	$61,286	$51,426	$43,862	$40,019	$10,891
Add:
Interest expense	41	33	42	29	64
Income tax expense	42,226	34,578	8,661	22,371	8,612
Depreciation and amortization	7,830	6,800	5,767	4,627	3,655
Net income attributable to noncontrolling interest	—	—	243	2,031	6,098
Stock-based compensation (a)	9,821	8,302	3,442	2,053	970
Initial recording of mortgage servicing rights	(10,294)	(5,231)	(9,373)	(6,025)	(3,923)
Increase (decrease) in payable under the tax receivable agreement	(800)	1,040	17,358	3,890	(813)

Adjusted EBITDA	$110,110	$96,948	$70,002	$68,995	$25,554

(a)

Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation bonus plan or office profit participation bonus plans that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation bonus plan and office profit participation bonus plans. Stock-based compensation expense for the year ended December 31, 2014 reflects $1.9 million of expense recognized during such period that was associated with restricted stock granted in March 2014 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2013. Stock-based compensation expense for the year ended December 31, 2013 reflects $1.2 million of expense recognized during such period that was associated with restricted stock granted in March 2013 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2012. Stock-based payments under such plans were first made in 2013 in respect of 2012. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

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

Overview

Our Business

We are, based on transaction volume, one of the leading providers of commercial real estate and capital markets services to both the users and providers of capital in the U.S. commercial real estate industry and are one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 23 offices nationwide with approximately 721 associates and approximately 277 transaction professionals. During 2014, we advised on approximately $65.0 billion of completed commercial real estate transactions, a 16.6% increase compared to the approximately $55.8 billion of completed transactions we advised on in 2013.

Substantially all of our revenues are in the form of capital markets services fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We also earn fees from commercial loan servicing activities. We believe that our multiple product offerings, diverse client mix, expertise in a wide range of property types and national platform have the potential to create a diversified revenue stream within the U.S. commercial real estate sector. Our revenues and net income were $425.9 million and $61.3 million, respectively, for the year ended December 31, 2014, compared to revenues and net income of $355.6 million and $51.4 million, respectively, for the year ended December 31, 2013.

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

The factors discussed above have adversely affected and continue to be a risk to our business, as evidenced by the effects of the significant recent disruptions in the global capital and credit markets, and in particular the domestic capital markets. In particular, global and domestic credit and liquidity issues and reductions in debt and/or equity allocations to commercial real estate reduced, and could in the future reduce, the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes, which could in turn adversely affect our capital markets services revenues including our servicing revenue. While conditions in 2011 through 2014 have generally improved, the global and domestic credit and liquidity issues, coupled with the global and domestic economic recession/slow down as well as other global and domestic macro events beyond our control, could reduce in the future the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes. This has had, and could again have in the future, a significant adverse effect on our capital markets services revenues (including but not limited to our servicing revenues). The significant balance sheet issues of many CMBS lenders, banks, life insurance companies, mortgage REITS and debt funds, captive finance companies and other financial institutions have adversely affected, and could again in the future adversely affect, the flow of commercial mortgage debt to the U.S. capital markets, and, in turn, could potentially adversely affect all of our capital markets services platforms and resulting revenues.

Other factors that may adversely affect our business are discussed under the heading “Forward-Looking Statements” and under the caption “Risk Factors” in this Annual Report on Form 10-K.

Key Financial Measures and Indicators

Revenues

Substantially all of our revenues are derived from capital markets services. These capital markets services revenues are in the form of fees collected from our clients, usually negotiated on a transaction-by-transaction basis, which includes origination fees, investment sales fees earned for brokering sales of commercial real estate, loan servicing fees and loan sales and other production fees. We also earn interest on mortgage notes receivable during the period between the origination of the loan and the subsequent sale to Freddie Mac in connection with our participation in the Freddie Mac Program Plus Seller Servicer program. For the year ended December 31, 2014, we had total revenues of $425.9 million, of which approximately 98.4% were attributable to capital markets services revenue, 1.0% were attributable to interest on mortgage notes receivable and 0.6% were attributable to other revenue sources. For the year ended December 31, 2013, our total revenues equaled $355.6 million, of which 98.8% were generated by our capital markets services, 0.6% were attributable to interest on mortgage notes receivable and 0.6% were attributable to other revenue sources.

Total Revenues:

Capital markets services revenues.    We earn our capital markets services revenue through the following activities and sources:

•

Origination fees.    Our origination fees are earned through the placement of debt and equity. Debt placements (along with investment sales fees — see below) represent the majority of our business, with approximately $32.1 billion and $27.8 billion of debt transaction volume in 2014 and 2013, respectively. Fees earned by HFF Securities for discretionary and non-discretionary equity capital raises and other investment banking services are also included with capital markets services revenue in our consolidated statements of income. We recognize origination revenues at the closing of the applicable financing and funding of capital, when such fees are generally collected. We recognize fees earned by HFF Securities at the time the capital is funded or committed, based on the underlying fee agreement, unless collectibility of our fee is not reasonably assured, in which case we recognize fees as they are collected.

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

Costs and Expenses

The largest components of our expenses are our operating expenses, which consist of cost of services, personnel expenses not directly attributable to providing services to our clients, occupancy expenses, travel and entertainment expenses, supplies, research and printing expenses and other expenses. For the years ended December 31, 2014 and 2013, our total operating expenses were $341.1 million and $285.6 million, respectively.

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

Personnel.    Personnel expenses include employee-related compensation and benefits that are not directly attributable to providing services to our clients, profit participation bonuses, stock based compensation and any other incentive bonus compensation that is not directly attributable to providing services to our clients. Offices or lines of business that generate profit margins of 14.5% or more are entitled to profit participation bonuses equal to 15% of adjusted operating income (as defined in the HFF LP or HFF Securities profit participation bonus plan, as applicable) generated by the office or line of business. The allocation of the office profit participation bonus payment to the employees is determined by the office head with a review by the managing member of HFF LP or HFF Securities, as the case may be, provided that any profit participation bonuses to be paid to any executive officer or inside director of HFF, Inc. must be approved in advance by our board of directors or an appropriate committee thereof. In 2014 and 2013, total office profit participation bonus expense was approximately 17.7% and 18.1% respectively of operating income before the office and firm profit participation bonus expense. This decreased percentage is due to lower interest and other income components that impact the office profit participation bonus during 2014. Due to vesting conditions within the office profit participation plan, approximately 12% and 2% of the 2014 total bonus amount is expected to be expensed in 2015 and 2016, respectively.

In addition, in January 2011, we adopted the HFF, Inc. firm profit participation bonus plan. For each calendar year, beginning in 2011, if we achieve a 17.5% or greater adjusted operating income margin (as defined under such plan), a bonus pool is funded by a percentage, ranging from 15% to 25%, of our adjusted operating income (as defined under such plan) beyond predefined adjusted operating income margin thresholds ranging from 17.5% to 27.5%. Members of the executive and leadership committees of the Operating Partnerships, as well as others within the Operating Partnerships, are eligible to receive a bonus payment under the firm profit participation bonus plan. The firm profit participation bonus plan is administered by our chief executive officer, provided that any profit participation bonuses to be paid to any executive officer or inside director of HFF, Inc. must be approved in advance by our board of directors or an appropriate committee thereof. In 2014 and 2013, total firm profit participation bonus expense was approximately 4.2% and 4.9% of operating income before the firm profit participation bonus expense. Due to vesting conditions within the firm profit participation plan, approximately 23% and 4% of the 2014 total bonus amount is expected to be expensed in 2015 and 2016, respectively.

Stock Based Compensation.    Effective January 1, 2006, the Company adopted ASC 718, Compensation — Stock Compensation (ASC 718), using the modified prospective method. Under this method, the Company recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the adoption for which requisite service has not been provided as of January 1, 2006. The Company did not grant any share-based awards prior to January 31, 2007. ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The fair value of the restricted stock awards is calculated as the market value of the Company’s Class A common stock on the date of grant. The Company also had restricted stock awards that were accounted for as liability awards and required remeasurement to fair value at the end of each reporting period, the total expense for which was $3.3 million and $6.4 million in 2014 and 2013, respectively. These liability awards fully vested on March 1, 2014. The Company’s awards are subject to graded or cliff vesting. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions for all stock-based payment awards are evaluated on a quarterly basis and updated as necessary.

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

Occupancy.    Occupancy expenses include rental expenses and other expenses related to our 23 offices nationwide.

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

Results of Operations

Following is a discussion of our results of operation for the years ended December 31, 2014, 2013 and 2012. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	For The Year Ended December 31,
	2014		2013		Total Dollar Change	Total Percentage Change
		% of		% of
	Dollars	Revenue	Dollars	Revenue
	(Dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$418,969	98.4%	$351,253	98.8%	$67,716	19.3%
Interest on mortgage notes receivable	4,603	1.0%	2,119	0.6%	2,484	117.2%
Other	2,346	0.6%	2,233	0.6%	113	5.1%

Total revenues	425,918	100.0%	355,605	100.0%	70,313	19.8%
Operating expenses
Cost of services	242,393	56.9%	202,542	57.0%	39,851	19.7%
Personnel	47,390	11.1%	40,685	11.4%	6,705	16.5%
Occupancy	9,848	2.3%	8,909	2.5%	939	10.5%
Travel and entertainment	12,304	2.9%	9,497	2.7%	2,807	29.6%
Supplies, research and printing	6,310	1.5%	4,922	1.4%	1,388	28.2%
Other	22,846	5.4%	19,073	5.4%	3,773	19.8%

Total operating expenses	341,091	80.1%	285,628	80.3%	55,463	19.4%

Operating income	84,827	19.9%	69,977	19.7%	14,850	21.2%
Interest and other income, net	17,926	4.2%	17,100	4.8%	826	4.8%
Interest expense	(41)	0.0%	(33)	(0.0)%	(8)	24.2%
(Increase) decrease in payable under the tax receivable agreement	800	0.2%	(1,040)	(0.3)%	1,840	(176.9)%

Income before taxes	103,512	24.3%	86,004	24.2%	17,508	20.4%
Income tax expense	42,226	9.9%	34,578	9.7%	7,648	22.1%

Net income	$61,286	14.4%	$51,426	14.5%	$9,860	19.2%

Adjusted EBITDA (1)	$110,110	25.9%	$96,948	27.3%	$13,162	13.6%

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

Revenues.    Our total revenues were $425.9 million for the year ended December 31, 2014 compared to $355.6 million for the same period in 2013, an increase of $70.3 million, or 19.8%. Revenues increased primarily as a result of a 16.6% increase in production volumes and related revenues in a majority of our capital markets services platforms. There was one unusually large investment sale transaction during 2014 and two unusually large investment sale transactions during 2013. If we would adjust the 2014 and 2013 production volumes to exclude these transactions, the Company’s production volume would have increased by approximately 22.2% from 2013 to 2014.

•

The revenues we generated from capital markets services for the year ended December 31, 2014 increased $67.7 million, or 19.3%, to $419.0 million from $351.3 million for the same period in 2013. The increase is primarily attributable to the 16.6% increase in production volumes.

•

The revenues derived from interest on mortgage notes receivable was $4.6 million for the year ended December 31, 2014 compared to $2.1 million for the same period in 2013, an increase of $2.5 million, or 117.2%. The increase is due to a higher average loan value and an increase in the number of loans originated in our participation in Freddie Mac’s Program Plus Seller Servicer® Program during 2014 as compared to 2013.

•

The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were $2.3 million for the year ended December 31, 2014 compared to $2.2 million for the same period in 2013, an increase of approximately $0.1 million, or 5.1%.

Total Operating Expenses.    Our total operating expenses were $341.1 million for the year ended December 31, 2014 compared to $285.6 million for the same period in 2013, an increase of $55.5 million, or 19.4%. Expenses increased primarily due to increased compensation-related costs within cost of services and personnel costs as a result of increases in commissions and other incentive compensation directly related to the increase in capital markets services revenue, an increase in headcount and an increase in performance-based compensation. Additionally, due to the increased production volume and headcount, we experienced increased expenses for travel and entertainment and occupancy.

•

The costs of services for the year ended December 31, 2014 increased approximately $39.9 million, or 19.7%, to $242.4 million from $202.5 million for the same period in 2013. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the 19.3% increase in capital markets services revenues. Additionally, contributing to the increase in cost of services are higher salary and fringe benefit costs from increased headcount to support the increase in production volume. Cost of services as a percentage of capital markets services revenues were approximately 57.9% and 57.7% for the years ended December 31, 2014 and December 31, 2013, respectively. This percentage increase in 2014 is primarily attributable to the fixed portion of cost of services, such as salaries for our analysts and fringe benefit costs, increasing at a higher percentage than the increase in capital markets services revenues.

•

Personnel expenses that are not directly attributable to providing services to our clients for the year ended December 31, 2014 increased $6.7 million, or 16.5%, to $47.4 million from $40.7 million for the same period in 2013. The increase is primarily related to an increase in salaries, incentive compensation, stock compensation and benefit costs. Additionally, a portion of the increase is related to a $2.9 million increase in the 2014 firm and office profit participation plan expense resulting from the higher operating income during the year ended December 31, 2014. Personnel expenses are impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors.

The stock compensation cost, which is included in personnel expenses, for the year ended December 31, 2014 was $9.8 million as compared to $8.3 million for the same period in 2013, an increase of $1.5 million. This increase is primarily due to increased expense of $3.9 million for the restricted stock awards granted in January 2014, of which there was no such cost in 2013. This increase was partially offset by a decrease in stock compensation costs of $3.1 million for the mark-to-market adjustment on restricted stock awards accounted for as liability awards which resulted in $3.3 million and $6.4 million of expense in 2014 and 2013, respectively. These liability awards fully vested on March 1, 2014. At December 31, 2014, there was approximately $17.7 million of unrecognized compensation cost related to share-based awards. The weighted average remaining contractual term of the nonvested restricted stock units is 3.5 years as of December 31, 2014.

•

Occupancy, travel and entertainment, and supplies, research and printing expenses for the year ended December 31, 2014 increased $5.1 million, or 22.0%, to $28.5 million compared to the same period in 2013. This increase is primarily due to increased occupancy costs associated with our increased headcount and increased supplies, research and printing and travel and entertainment costs stemming from the increase in capital markets services revenues.

•

Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $22.8 million in the year ended December 31, 2014, an increase of $3.8 million, or 19.8%, versus $19.1 million in the year ended December 31, 2013. This increase is primarily related to an increase in our interest expense on our warehouse lines of credit supporting our Freddie Mac Program Plus Seller Servicer business of $1.2 million, an increase of $1.1 million in other operating expenses and an increase of $1.0 million in depreciation and amortization.

Operating income.    Our operating income in 2014 was $84.8 million, an increase of $14.9 million from $70.0 million in 2013 attributable to the factors discussed above.

Interest and other income, net.    Interest and other income, net in 2014 increased $0.8 million, or 4.8%, to $17.9 million from $17.1 million in 2013. This increase was primarily due to increased income from a higher number of loans originated in our participation in Freddie Mac’s Program Plus Seller Servicer® Program during 2014 as compared to 2013, partially offset by a decrease in the gain on sale of mortgage servicing rights and securitization compensation from the sale of certain mortgage servicing rights that were part of a securitization pool.

Interest expense.    The interest expense we incurred during the year ended December 31, 2014 totaled $41,000, compared to $33,000 of similar expenses incurred in the year ended December 31, 2013.

Net Income.    Our net income for the year ended December 31, 2014 was $61.3 million, an increase of $9.9 million, or 19.2%, versus $51.4 million for the same fiscal period in 2013. In addition to the factors affecting operating income, interest and other income, net and interest expense discussed above, other factors impacting net income included:

•

The decrease in the payable under the tax receivable agreement of $0.8 million and an increase of $1.0 million for the years ended December 31, 2014 and 2013, respectively, primarily reflects the change in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement as we are obligated to pay HFF Holdings 85% of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis pursuant to our election under Section 754. Each year we update the tax rates used to measure the deferred tax assets which resulted in a decrease in deferred tax assets of $0.8 million and an increase of $1.2 million for 2014 and 2013, respectively, as such, 85% of these amounts impacted the amounts anticipated to be paid to HFF Holdings and therefore we decreased the payable under the tax receivable agreement by $0.8 million in 2014 and increased it by $1.0 million in 2013.

•

Income tax expense was approximately $42.2 million for the year ended December 31, 2014, an increase of approximately $7.6 million over $34.6 million in the year ended December 31, 2014. This increase is primarily due to the higher income before income taxes in 2014 as compared to 2013. During the year ended December 31, 2014, the Company recorded current income tax expense of $27.2 million and deferred income tax expense of approximately $15.0 million. During the year ended December 31, 2013, the Company recorded current income tax expense of $25.7 million and a deferred income tax expense of $8.8 million. For further detail relating to the Operating Partnerships’ tax basis step-up election under Section 754, refer to Note 13 to our consolidated financial statements.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	For The Year Ended December 31,
	2013		2012		Total Dollar Change	Total Percentage Change
		% of		% of
	Dollars	Revenue	Dollars	Revenue
	(Dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$351,253	98.8%	$276,907	97.2%	$74,346	26.8%
Interest on mortgage notes receivable	2,119	0.6%	5,990	2.1%	(3,871)	(64.6)%
Other	2,233	0.6%	2,077	0.7%	156	7.5%

Total revenues	355,605	100.0%	284,974	100.0%	70,631	24.8%
Operating expenses
Cost of services	202,542	57.0%	163,937	57.5%	38,605	23.5%
Personnel	40,685	11.4%	29,062	10.2%	11,623	40.0%
Occupancy	8,909	2.5%	8,159	2.9%	750	9.2%
Travel and entertainment	9,497	2.7%	7,825	2.7%	1,672	21.4%
Supplies, research and printing	4,922	1.4%	5,089	1.8%	(167)	(3.3)%
Other	19,073	5.4%	20,785	7.3%	(1,712)	(8.2)%

Total operating expenses	285,628	80.3%	234,857	82.4%	50,771	21.6%

Operating income	69,977	19.7%	50,117	17.6%	19,860	39.6%
Interest and other income, net	17,100	4.8%	20,049	7.0%	(2,949)	(14.7)%
Interest expense	(33)	(0.0)%	(42)	(0.0)%	9	(21.4)%
(Increase) decrease in payable under the tax receivable agreement	(1,040)	(0.3)%	(17,358)	(6.1)%	16,318	(94.0)%

Income before taxes	86,004	24.2%	52,766	18.5%	33,238	63.0%
Income tax expense	34,578	9.7%	8,661	3.0%	25,917	299.2%

Net income	51,426	14.5%	44,105	15.5%	7,321	16.6%
Net income attributable to noncontrolling interest	—	0.0%	243	0.1%	(243)	(100.0)%

Net income attributable to controlling interest	$51,426	14.5%	$43,862	15.4%	$7,564	17.2%

Adjusted EBITDA (1)	$96,948	27.3%	$70,002	24.6%	$26,946	38.5%

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

•

Personnel expenses that are not directly attributable to providing services to our clients for the year ended December 31, 2013 increased $11.6 million, or 40.0%, to $40.7 million from $29.1 million for the same period in 2012. The increase is primarily related to an increase in salaries, incentive compensation, stock compensation and benefit costs. Additionally, a portion of the increase related to a $5.1 million increase in the 2013 firm and office profit participation plan expense resulting from the higher operating income during the year ending December 31, 2013. Personnel expenses are impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance-based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors.

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

•

Occupancy, travel and entertainment, and supplies, research and printing expenses for the year ended December 31, 2013 increased $2.3 million, or 10.7%, to $23.3 million compared to the same period in 2012. This increase is primarily due to increased occupancy costs associated with our increased headcount and travel and entertainment costs stemming from the increase in capital markets services revenues.

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

Interest and other income, net.    Interest and other income, net in 2013 decreased $2.9 million, or 14.7%, to $17.1 million from $20.0 million in 2012. This decrease was primarily due to decreased income from our mortgage servicing rights and securitization compensation from the sale of certain mortgage servicing rights that were part of a securitization pool.

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

Net Income.    Our net income for the year ended December 31, 2013 was $51.4 million, an increase of $7.3 million, or 16.6%, versus $44.1 million for the same fiscal period in 2012. In addition to the factors affecting operating income, interest and other income, net and interest expense discussed above, other factors impacting net income included:

•

The increase in the payable under the tax receivable agreement of $1.0 million and $17.4 million for the years ended December 31, 2013 and 2012, respectively, primarily reflects the increase in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement as we are obligated to pay HFF Holdings 85% of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis pursuant to our election under Section 754. Each year we update the tax rates used to measure the deferred tax assets which resulted in an increase in deferred tax assets of $1.2 million and a decrease of $1.2 million for 2013 and 2012, respectively, as such, 85% of these amounts impacted the amounts anticipated to be paid to HFF Holdings and therefore we decreased the payable under the tax receivable agreement by $1.0 million in 2013 and increased it by $1.1 million in 2012. Additionally, during 2012, we reversed the remaining balance of the deferred tax asset valuation allowance of $21.9 million as management believes it is more likely than not that the deferred tax assets will be fully utilized. This reversal of the valuation allowance increased the payable under the tax receivable agreement by $18.6 million.

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

Financial Condition

Total assets increased to $604.3 million at December 31, 2014 compared to $488.2 million at December 31, 2013 due primarily to:

•

An increase in cash and cash equivalents of $30.8 million to $232.1 million at December 31, 2014 from $201.3 million at December 31, 2013, due in part to the increase in revenues and resulting increase in operating income and an increase in client advances relating to our Freddie Mac Program Plus Seller Servicer business of $24.1 million. Partially offsetting this increase in cash was the payment of a dividend of $68.2 million in 2014.

•

An increase in mortgage notes receivable of $91.5 million to $185.1 million at December 31, 2014 from $93.6 million at December 31, 2013 due to a higher average balance on loans outstanding related to our

Freddie Mac Program Plus Seller Servicer business at December 31, 2014 as compared to December 31, 2013.

•	An increase in intangible assets, net of $3.9 million due to an increase in the initial recording of mortgage servicing rights.

•	An increase in property and equipment, net of $3.6 million due to the capitalization of assets relating to our increased office space.

These increases were partially offset by a decrease in deferred tax asset, net of $15.0 million to $146.1 million at December 31, 2014 from $161.1 million at December 31, 2013, primarily due to the amortization of the section 754 step-up in basis.

Total liabilities increased to $417.8 million at December 31, 2014 compared to $312.6 million at December 31, 2013, due primarily to:

•

An increase in our warehouse lines of credit of $91.5 million due to a higher average balance on loans outstanding related to our Freddie Mac Program Plus Seller Servicer business at December 31, 2014 as compared to December 31, 2013.

•

An increase in other current liabilities of $24.5 million primarily due to a $24.1 million increase in client advances relating to our Freddie Mac Program Plus Seller Servicer business at December 31, 2014 as compared to December 31, 2013.

These increases were partially offset by a decrease in the payable under the tax receivable agreement of $11.5 million primarily due to the payment of $10.7 million to HFF Holdings for the 2013 tax year and a decrease of approximately $0.8 million from the remeasurement of the rates that impact the deferred tax asset.

Stockholders’ equity increased to $186.5 million at December 31, 2014 from $175.6 million at December 31, 2013 primarily due to the $61.3 million of net income earned during the year ended December 31, 2014 and the recording of stock based compensation of $23.1 million in 2014 which were partially offset by a dividend payment of $68.2 million and a payment of $6.3 million to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of payments under the tax receivable agreement and payment of commissions and bonuses to employees.

2014

Cash and cash equivalents increased $30.8 million in the year ended December 31, 2014. Net cash of $109.6 million was provided by operating activities, primarily resulting from $61.3 million of net income, $25.5 million increase in other accrued liabilities (which includes a $24.1 million increase in client advances), $2.5 million of proceeds from the sale of mortgage servicing rights and an increase in accrued compensation and related taxes of $11.3 million. These increases of cash were partially offset by a $10.7 million payment to HFF Holdings under the tax receivable agreement. Cash of $5.0 million was used for investing in property and equipment. Financing activities used $73.8 million of cash which was primarily due to a $68.2 million dividend payment that we made to holders of our Class A common stock on February 6, 2014. Additionally, payments on certain capital leases used $0.3 million, $6.3 million was used to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings and we recognized a $1.0 million excess tax benefit related to share-based award activities.

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

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At December 31, 2014, our cash and cash equivalents of $232.1 million were invested or held at two financial institutions in a mix of money market funds and bank demand deposit accounts. Our current liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash levels, credit lines, interest and payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements.

Over the twelve month period ended December 31, 2014, we generated approximately $109.6 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the year ended December 31, 2014, we incurred approximately $341.1 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the year ended December 31, 2014, approximately 66.4% of our operating expenses were variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our working capital needs. However, if the economy deteriorates in the future we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. As of February 20, 2015, our cash and cash equivalents were $164.2 million. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

On January 20, 2015, our board of directors declared a special cash dividend of $1.80 per share of Class A common stock to stockholders of record on February 2, 2015. The aggregate dividend payment was paid on February 13, 2015 and totaled approximately $67.8 million based on the number of shares of Class A common stock then outstanding. Additionally, 49,383 restricted stock units (dividend units) were granted for those unvested and vested but not issued restricted stock units as of the record date of February 2, 2015. These dividend units follow the same vesting terms as the underlying restricted stock units. Additionally, on January 15, 2014, our board of directors declared a special cash dividend of $1.83 per share of Class A common stock to stockholders of record on January 27, 2014. The aggregate dividend payment was paid on February 6, 2014 and totaled approximately $68.2 million based on the number of shares of Class A common stock then outstanding. Additionally, 42,108 restricted stock units (dividend units) were granted for those unvested and vested but not issued restricted stock units as of the record date of January 27, 2014. These dividend units follow the same vesting terms as the underlying restricted stock units. We currently do not intend to pay any additional cash dividends on our Class A common stock. The declaration and payment of any future dividends will be at the sole discretion of our board of directors.

Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. We have estimated that the payments that will be made to HFF Holdings will be $134.2 million, of which approximately $10.8 million is anticipated to be paid during 2015. Our liquidity needs related to our long term obligations are primarily related to our facility leases and capital lease obligations. Additionally, for the year ended December 31, 2014, we incurred approximately $9.8 million in occupancy expenses and approximately $41,000 in interest expense.

We are a party to an uncommitted $350 million financing arrangement with PNC Bank, N.A. (PNC) and an uncommitted $125 million financing arrangement with The Huntington National Bank (Huntington) to fund our Freddie Mac loan closings. Pursuant to these arrangements, PNC or Huntington funds the multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington National Bank financing arrangements are only for the purpose of supporting our participation in Freddie Mac’s Program Plus Seller Servicer program and cannot be used for any other purpose. In January 2015, the $350 million financing arrangement with PNC was increased by $500 million for a period of 15 days, at which time the arrangement reverts back to $350 million. Additionally, on January 27, 2015, HFF LP entered into an agreement with Huntington to increase the uncommitted financing agreement by $100 million for a period of the lesser of 60 days after the first advance or May 1, 2015. As of December 31, 2014, we had outstanding borrowings of $185.1 million under the PNC/Huntington National Bank arrangements and a corresponding amount of mortgage notes receivable. Non-cash activity totaling $91.5 million increased and $167.7 million decreased these financing arrangements and the corresponding mortgage notes receivable during the years ended December 31, 2014 and 2013, respectively. Although we believe that our current financing arrangements with PNC and Huntington National Bank are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

Mortgage Servicing Rights.    Our mortgage servicing rights are under agreements with third party lenders. These servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices and therefore are considered a Level 3 asset in the fair value hierarchy. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing, prepayment rates and discount rates are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of December 31, 2014, the fair value and net book value of the Freddie Mac, CMBS and Life Company servicing rights were $26.0 million and $20.5 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 106%, the discount rate increased 51% or if there is a 15% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. As of December 31, 2014, the fair value of the mortgage servicing rights was $26.0 million, or 12.3% of the total assets measured at fair value. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization over its expected life. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.

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

The net deferred tax asset of $146.1 million at December 31, 2014 is comprised mainly of a $145.2 million deferred tax asset related to the Section 754 election tax basis step up. The deferred tax asset related to the Section 754 election tax basis step up of $145.2 million represents annual pre-tax deductions on the Section 754 basis step up and past payments under the tax receivable agreement of approximately $32.6 million in 2015 then increasing to $52.9 million in 2021 and then decreasing over the next nine years to approximately $0.1 million in 2030. In order to realize the anticipated pre-tax benefit of approximately $32.6 million in 2015, the Company needs to generate approximately $287 million in revenue, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit each year, the shortfall becomes a net operating loss that can be carried back 2 years to offset prior years’ taxable income or carried forward 20 years to offset future taxable income. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets

Leases.    The Company leases all of its facilities under operating lease agreements. These lease agreements typically contain tenant improvement allowances. The Company records tenant improvement allowances as a leasehold improvement asset, included in property and equipment, net in the Consolidated Balance Sheets, and a related deferred rent liability and amortizes them on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense and a reduction to rent expense, respectively. Lease agreements sometimes contain rent escalation clauses or rent holidays, which are recognized on a straight-line basis over the life of the lease in accordance with ASC 840, Leases (ASC 840). Lease terms generally range from one to ten years. An analysis is performed on all equipment leases to determine whether a lease should be classified as a capital or an operating lease according to ASC 840.

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

The loans are initially recorded and then subsequently sold to Freddie Mac at the Company’s cost. The Company records mortgage loans held for sale at period end at market value in accordance with the provisions of ASC 948, Financial Services-Mortgage Banking, which states that market value for mortgage loans covered by investor commitments shall be based on commitment prices. In the case of loans originated for Freddie Mac, the commitment price is equal to the Company’s cost due to the short time frame from the Company’s origination to the purchase of the loan by the investor, which is approximately 30 days. As a result, the Company does not deem there to be any potential lower of cost or market issues. The fair value of the mortgage notes receivable is considered a Level 2 asset in the fair value hierarchy as it is based on prices observable in the market for similar loans and equaled carrying value at December 31, 2014 and 2013.

Certain Information Concerning Off-Balance Sheet Arrangements

We do not currently invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at December 31, 2014 (dollars in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Warehouse line of credit	$185,128	$185,128	$—	$—	$—
Capital lease obligations	766	337	429	—	—
Operating lease obligations	41,449	7,477	12,783	11,149	10,040
Purchase obligations	—	—	—	—	—
Employment agreements(1)	3,340	—	3,340	—	—

Total contractual obligations	$230,683	$192,942	$16,552	$11,149	$10,040

(1)

From time to time we enter into employment agreements with our transaction professionals. Some of these agreements may include payments to be made to the individual at a specific time, if certain conditions have been met. The Company accrues for these payments over the life of the agreement.

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007 and kept that election in effect for each taxable year in which an exchange of Operating Partnership partnership units for shares of Class A common stock occurred. The initial sale as a result of the Company’s initial public offering increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows us to reduce the amount of future tax payments to the extent that we have future taxable income. We are obligated, however, pursuant to our Tax Receivable Agreement with HFF Holdings, to pay to HFF Holdings, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of these increases in tax basis and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of our payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of our assets resulting in payments to HFF Holdings, we have estimated the payments that will be made to HFF Holdings will be $134.2 million, of which $10.8 million is anticipated to be paid in 2015, and have recorded this obligation to HFF Holdings as a liability on the consolidated balance sheets.

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

New Accounting Pronouncements Adopted

In January 2014, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) that require an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. The adoption of these changes had no impact on the consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued changes to revenue recognition with customers. This update provides a five-step analysis of transactions to determine when and how revenue is recognized. An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update will be effective for the Company beginning in fiscal year 2017. This update may be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

Management’s Report on Effectiveness of Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of the inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of HFF’s internal control over financial reporting as of December 31, 2014, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2014, its system of internal control over financial reporting is properly designed and operating effectively to achieve the criteria of the “Internal Control — Integrated Framework.” Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued an attestation report on HFF’s internal control over financial reporting.

Dated: February 27, 2015	/s/ Mark D. Gibson
Mark D. Gibson
Chief Executive Officer

Dated: February 27, 2015	/s/ Gregory R. Conley
Gregory R. Conley
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

HFF, Inc.

We have audited the accompanying consolidated balance sheets of HFF, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HFF, Inc. at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HFF, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

HFF, Inc.

We have audited HFF, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). HFF Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, HFF, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HFF, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of HFF, Inc. and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

February 27, 2015

HFF, Inc.

Consolidated Balance Sheets

	December 31
	2014	2013
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$232,053	$201,262
Accounts receivable	1,462	1,093
Receivable from affiliate	2	—
Mortgage notes receivable	185,128	93,587
Prepaid taxes	729	1,000
Prepaid expenses and other current assets	3,281	2,495
Deferred tax asset, net	5,955	8,779

Total current assets	428,610	308,216
Property and equipment, net	10,173	6,586
Deferred tax asset	140,095	152,320
Goodwill	3,712	3,712
Intangible assets, net	20,647	16,776
Other noncurrent assets	1,015	566

Total assets	$604,252	$488,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$337	$258
Warehouse line of credit	185,128	93,587
Accrued compensation and related taxes	51,335	53,253
Accounts payable	2,087	1,378
Current portion of payable under the tax receivable agreement	10,789	10,831
Other current liabilities	37,031	12,524

Total current liabilities	286,707	171,831
Deferred rent credit	7,304	5,801
Payable under the tax receivable agreement	123,367	134,785
Long-term debt, less current portion	429	185

Total liabilities	417,807	312,602
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 shares authorized; 38,125,363 and 37,498,796 shares issued, respectively; and 37,677,981 and 37,248,416 outstanding, respectively	381	372
Treasury stock, 447,382 and 250,380 shares at cost, respectively	(9,042)	(2,760)
Additional paid-in-capital	101,148	76,097
Retained earnings	93,958	101,865

Total equity	186,445	175,574

Total liabilities and stockholders’ equity	$604,252	$488,176

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Income

	Years Ending December 31,
	2014	2013	2012
	(Dollars in thousands)
Revenues
Capital markets services revenue	$418,969	$351,253	$276,907
Interest on mortgage notes receivable	4,603	2,119	5,990
Other	2,346	2,233	2,077

	425,918	355,605	284,974
Expenses
Cost of services	242,393	202,542	163,937
Personnel	47,390	40,685	29,062
Occupancy	9,848	8,909	8,159
Travel and entertainment	12,304	9,497	7,825
Supplies, research, and printing	6,310	4,922	5,089
Insurance	2,036	1,973	1,849
Professional fees	4,475	4,035	3,991
Depreciation and amortization	7,830	6,800	5,767
Interest on warehouse line of credit	2,425	1,239	4,012
Other operating	6,080	5,026	5,166

	341,091	285,628	234,857

Operating income	84,827	69,977	50,117
Interest and other income, net	17,926	17,100	20,049
Interest expense	(41)	(33)	(42)
Decrease (increase) in payable under the tax receivable agreement	800	(1,040)	(17,358)

Income before taxes	103,512	86,004	52,766
Income tax expense	42,226	34,578	8,661

Net income	61,286	51,426	44,105
Net income attributable to noncontrolling interest	—	—	243

Net income attributable to controlling interest	$61,286	$51,426	$43,862

Earnings per share — Basic and Diluted
Income available to HFF, Inc. common stockholders — Basic	$1.62	$1.38	$1.19

Weighted average shares outstanding — Basic	37,758,519	37,345,918	36,917,096

Income available to HFF, Inc. common stockholders —Diluted	$1.61	$1.36	$1.18

Weighted average shares outstanding — Diluted	37,982,351	37,745,685	37,151,792

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity

	Controlling Interest
	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2011	35,983,965	$360	118,357	$(490)	$64,049	$62,914	$3,567	$130,400
Issuance of Class A common stock, net(1)	1,119,139	11	—	—	2,670	—	(2,681)	—
Repurchase of Class A common stock	(39,260)	—	39,260	(565)	—	—	—	(565)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	962	—	—	962
Stock compensation and other, net	—	—	—	—	3,586	—	—	3,586
Distributions	—	—	—	—	—	—	(1,129)	(1,129)
Dividends paid	—	—	—	—	—	(56,337)	—	(56,337)
Net income	—	—	—	—	—	43,862	243	44,105

Stockholders’ equity, December 31, 2012	37,063,844	$371	157,617	$(1,055)	$71,267	$50,439	$—	$121,022
Issuance of Class A common stock, net(1)	277,335	2	—	—	—	—	—	2
Repurchase of Class A common stock	(92,763)	(1)	92,763	(1,705)	—	—	—	(1,706)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	494	—	—	494
Stock compensation and other, net	—	—	—	—	4,336	—	—	4,336
Net income	—	—	—	—	—	51,426	—	51,426

Stockholders’ equity, December 31, 2013	37,248,416	$372	250,380	$(2,760)	$76,097	$101,865	$—	$175,574
Issuance of Class A common stock, net	626,567	9	—	—	(9)	—	—	—
Repurchase of Class A common stock	(197,002)	—	197,002	(6,282)	—	—	—	(6,282)
Excess tax benefits from stock-based award activities	—	—	—	—	979	—	—	979
Stock compensation and other, net	—	—	—	—	23,054	—	—	23,054
Dividends paid	—	—	—	—	1,027	(69,193)	—	(68,166)
Net income	—	—	—	—	—	61,286	—	61,286

Stockholders’ equity, December 31, 2014	37,677,981	$381	447,382	$(9,042)	$101,148	$93,958	$—	$186,445

(1)	Includes the effect of the exchange of the Operating Partnerships units by HFF Holdings and the effect of the timing of the tax distribution payments on the ownership of the Operating Partnerships.

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2014	2013	2012
	(Dollars in thousands)
Operating activities
Net income	$61,286	$51,426	$44,105
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	9,820	8,302	3,442
Excess tax benefits from share-based award activities	(979)	(494)	—
Deferred income taxes	15,049	8,830	(7,659)
Payable under the tax receivable agreement	(800)	1,040	17,358
Depreciation and amortization:
Property and equipment	2,061	1,752	1,917
Intangibles	5,769	5,048	3,850
Gain on sale or disposition or impairment of assets	(8,069)	(8,018)	(10,772)
Mortgage service rights assumed	(4,089)	(2,133)	(2,373)
Proceeds from sale of mortgage servicing rights	2,546	6,215	4,576
Increase (decrease) in cash from changes in:
Restricted cash	—	—	80
Accounts receivable	(369)	691	(373)
Payable to/(receivable from) affiliate	(2)	124	99
Payable under the tax receivable agreement	(10,660)	(10,368)	(17,741)
Mortgage notes receivable	(91,541)	167,685	(106,823)
Net borrowings on warehouse line of credit	91,541	(167,685)	106,823
Prepaid taxes, prepaid expenses and other current assets	(515)	(918)	(293)
Other noncurrent assets	(449)	205	526
Accrued compensation and related taxes	11,316	13,691	4,913
Accounts payable	709	34	(326)
Other accrued liabilities	25,486	3,092	2,699
Other long-term liabilities	1,503	1,285	1,043

Net cash provided by operating activities	109,613	79,804	45,071
Investing activities
Purchases of property and equipment	(5,004)	(3,323)	(2,132)

Net cash used in investing activities	(5,004)	(3,323)	(2,132)
Financing activities
Payments on long-term debt	(349)	(339)	(340)
Excess tax benefits from share-based award activities	979	494	—
Treasury stock	(6,282)	(1,705)	(565)
Dividends paid	(68,166)	—	(56,337)
Distributions to noncontrolling interest holder	—	—	(1,129)

Net cash used in financing activities	(73,818)	(1,550)	(58,371)

Net increase (decrease) in cash	30,791	74,931	(15,432)
Cash and cash equivalents, beginning of period	201,262	126,331	141,763

Cash and cash equivalents, end of period	$232,053	$201,262	$126,331

Supplemental disclosure of cash flow information
Cash paid for income taxes	$26,438	$23,054	$14,167

Cash paid for interest	$2,472	$1,471	$3,908

Supplemental disclosure of non-cash financing activities
Property acquired under capital leases	$561	$204	$353

Dividends on unissued restricted stock units	$1,233	$—	$986

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

Organization

HFF, Inc., a Delaware corporation (the “Company”), through its Operating Partnerships, Holliday Fenoglio Fowler, L.P., a Texas limited partnership (“HFF LP”), and HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”), is a commercial real estate financial intermediary providing commercial real estate and capital markets services including debt placement, investment sales, equity placements, investment banking and advisory services, loan sales and loan sale advisory services, commercial loan servicing, and capital markets advice and maintains offices in 23 cities in the United States. The Company’s operations are impacted by the availability of equity and/or debt as well as credit and liquidity in the domestic and global capital markets especially in the commercial real estate sector. Significant disruptions or changes in domestic and global capital market flows, as well as credit and liquidity issues in the global and domestic capital markets, regardless of their duration, could adversely affect the supply and/or demand for capital from investors for commercial real estate investments which could have a significant impact on all of the Company’s capital market services revenues.

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

On February 21, 2007, the underwriters exercised their option to purchase an additional 2,145,000 shares of Class A common stock (15% of original issuance) at $18.00 per share. Net proceeds of the overallotment were $35.9 million, net of $2.7 million of underwriting commissions and other expenses. These proceeds were used to purchase HFF Holdings partnership units representing approximately 6.0% of each of the Operating Partnerships. Accordingly the Company did not retain any of the proceeds from this purchase of additional shares.

In addition to cash received for its sale of all of the shares of Holliday GP and approximately 45% of partnership units of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP), HFF Holdings also received, through the issuance of one share of HFF, Inc.’s Class B common stock to HFF Holdings, an exchange right that permitted, subject to certain restrictions, HFF Holdings to exchange interests in the Operating Partnerships for shares of (i) the Company’s Class A common stock (the “Exchange Right”) and (ii) rights under a tax receivable agreement between the Company and HFF Holdings (the “TRA”). See Notes 13 and 14 for further discussion of the tax receivable agreement and the exchange right held by HFF Holdings.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company as of December 31, 2014 and December 31, 2013 include the accounts of HFF LP, HFF Securities and the Company’s direct wholly-owned subsidiaries, Holliday GP and Partnership Holdings. All significant intercompany accounts and transactions have been eliminated.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

not have substantive participating rights or kick out rights. The ownership interest of HFF Holdings in the Operating Partnerships that HFF Holdings held prior to the exchange on August 31, 2012 of its final remaining Operating Partnership units is reflected as a noncontrolling interest in the Company’s consolidated financial statements.

The accompanying consolidated financial statements of the Company include the accounts of HFF LP, HFF Securities and HFF, Inc.’s wholly-owned subsidiaries, Holliday GP and Partnership Holdings. The ownership interest in HFF LP and HFF Securities that HFF Holdings held prior to the exchange on August 31, 2012 of its final Operating Partnership units is treated as a noncontrolling interest in the consolidated financial statements of the Company. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts and short-term investments with original maturities of three months or less. At December 31, 2014, our cash and cash equivalents were invested or held in a mix of money market funds and bank demand deposit accounts at two financial institutions.

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

Freddie Mac requires HFF LP to meet minimum net worth and liquid assets requirements and to comply with certain other standards. As of December 31, 2014, HFF LP met Freddie Mac’s minimum net worth and liquid assets requirements.

Advertising

Costs associated with advertising are expensed as incurred. Advertising expense was $0.8 million, $0.6 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are included in other operating expenses in the accompanying consolidated statements of income.

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

Depreciation expense was $2.1 million, $1.8 million and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Expenditures for routine maintenance and repairs are charged to expense as incurred. Renewals and betterments which substantially extend the useful life of an asset are capitalized.

Leases

The Company leases all of its facilities under operating lease agreements. These lease agreements typically contain tenant improvement allowances. The Company records tenant improvement allowances as a leasehold improvement asset, included in property and equipment, net in the consolidated balance sheet, and a related deferred rent liability and amortizes them on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense and a reduction to rent expense, respectively. Lease agreements sometimes contain rent escalation clauses or rent holidays, which are recognized on a straight-line basis over the life of the lease in accordance with ASC 840, Leases (ASC 840). Office lease terms generally range from five to ten years. An analysis is performed on all equipment leases to determine whether they should be classified as a capital or an operating lease according to ASC 840.

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

Prepaid Compensation Under Employment Agreements

The Company entered into employment agreements with certain employees whereby sign-up bonuses and incentive compensation payments were made during 2014, 2013 and 2012. In most cases, the sign-up bonuses and the incentive compensation are to be repaid to the Company upon voluntary termination by the employee or termination by cause (as defined) by the Company prior to the termination of the employment agreement. The total cost of the employment agreements is being amortized by the straight-line method over the term of the agreements and is included in cost of services on the accompanying consolidated statements of income. As of December 31, 2014 and 2013, there was a total of approximately $1.2 million and $0.6 million of unamortized costs related to HFF LP agreements, respectively.

Transaction Professional Draws

As part of the Company’s overall compensation program, the Company offers a new transaction professional a draw arrangement which generally lasts until such time as a transaction professional’s pipeline of business is sufficient to allow the transaction professional to earn sustainable commissions. This program is intended to provide the transaction professional with a minimal amount of cash flow to allow adequate time for the transaction professional to develop business relationships. Similar to traditional salaries, the transaction professional draws are paid irrespective of the actual fees generated by the transaction professional. At times these transaction professional draws represent the only form of compensation received by the transaction professional. It is not the Company’s policy to seek collection of unearned transaction professional draws under this arrangement. Transaction professionals are also entitled to earn a commission on closed revenue transactions. Commissions are calculated as the commission that would have been earned by the broker under one of the Company’s commission programs, less any amount previously paid to the transaction professional in the form of a draw. As a result, the Company has concluded that transaction professional draws are economically equivalent to commissions paid and, accordingly, charges them to commissions as incurred. These amounts are included in cost of services on the accompanying consolidated statements of income.

Intangible Assets

Intangible assets include mortgage servicing rights under agreements with third-party lenders and costs associated with obtaining a FINRA license.

Servicing rights are capitalized for servicing assumed on loans originated and sold to Freddie Mac with servicing retained based on an allocation of the carrying amount of the loan and the servicing right in proportion to the relative fair values at the date of sale. Servicing rights are recorded at the lower of cost or market.

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

Effective January 1, 2007, the Company adopted the provisions of ASC 860, Transfers and Servicing (ASC 860). ASC 860 requires an entity to recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract, regardless of whether explicit consideration is exchanged. The statement also permits a company to choose to either subsequently measure servicing rights at fair value and to report changes in fair value in earnings, or to retain the amortization method whereby servicing rights are recorded at the lower of cost or fair value and are amortized over their expected life. The Company retained the amortization method upon adoption of ASC 860, and began recognizing the fair value of servicing contracts involving no consideration assumed after January 1, 2007. The fair value of servicing rights assumed without consideration and recognized as intangible assets and income in 2014 and 2013 was $4.1 million and $2.1 million, respectively. These amounts are recorded in Interest and other income, net in the consolidated statements of income.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Cost of Services

The Company considers personnel expenses directly attributable to providing services to its clients, such as salaries, commissions and transaction bonuses to transaction professionals and analysts, and certain purchased services to be directly attributable to the generation of capital markets services revenue and has classified these expenses as cost of services in the consolidated statements of income.

Segment Reporting

The Company operates in one reportable segment, the commercial real estate financial intermediary segment and offers debt placement, investment sales, loan sales, loan servicing, equity placement and investment banking services through its 23 offices. The results of each office have been aggregated for segment reporting purposes as they have similar economic characteristics and provide similar services to a similar class of customer.

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

New Accounting Pronouncements Adopted

In January 2014, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) that require an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. The adoption of these changes had no impact on the consolidated financial statements.

Pending Accounting Pronouncements

In May 2014, the FASB issued changes to revenue recognition with customers. This update provides a five-step analysis of transactions to determine when and how revenue is recognized. An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update will be effective for the Company beginning in fiscal year 2017. This update may be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

3.	Stock Compensation

ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. For stock options, the Company uses the simplified method to determine the expected term of the option. Expected volatility used to value stock options is based on the Company’s historical volatility. The fair value of the restricted stock awards is calculated as the market value of the Company’s Class A common stock on the date of grant. The Company also had restricted stock awards that were accounted for as liability awards and required remeasurement to fair value at the end of each reporting period. These liability awards fully vested on March 1, 2014. The Company’s awards are subject to graded or cliff vesting. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions for all stock-based payment awards are evaluated on a quarterly basis and updated as necessary. A summary of the cost of the awards granted during the years ended December 31, 2014 and 2013 is provided below.

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

The stock compensation cost that has been charged against income for the years ended December 31, 2014, 2013 and 2012 was $9.8 million, $8.3 million and $3.4 million, respectively, which is recorded in “Personnel” expenses in the consolidated statements of income. At December 31, 2014, there was approximately $17.7 million of unrecognized compensation cost related to share based awards.

The fair value of stock options is estimated on the grant date using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for the year ended December 31, 2014:

Dividend yield	0.0%
Expected volatility	63.9%
Risk-free interest rate	3.2%
Expected life (in years)	6.2

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents options outstanding for the years ended December 31, 2012, 2013 and 2014 and their related weighted average exercise price, weighted average remaining contractual term and intrinsic value:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in ‘000’s)
Balance at January 1, 2012	51,586	$8.92	7.0 years	$73
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Balance at December 31, 2012	51,586	$8.92	6.0 years	$308
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Balance at December 31, 2013	51,586	$8.92	5.0 years	$925
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Balance at December 31, 2014	51,586	$8.92	4.0 years	$1,393

A summary of option activity and related information during 2012, 2013 and 2014 was as follows:

	Options	Weighted Average Exercise Price
Nonvested at January 1, 2012	15,122	$6.10
Granted	—	—
Vested	(11,017)	5.55
Forfeited or expired	—	—

Nonvested at December 31, 2012	4,105	$7.58
Granted	—	—
Vested	(4,105)	7.58
Forfeited or expired	—	—

Nonvested at December 31, 2013 and 2014	—	$0.00

No options were granted or exercised during either of the years ended December 31, 2014 and 2013. The option exercises will be settled through the issuance of new shares of Class A common stock.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of restricted stock units (“RSU”) activity and related information during the period was as follows:

	RSU’s with no vesting period	RSU’s with graded or cliff vesting period	Total
Balance at January 1, 2012	90,833	481,095	571,928
Granted	20,161	238,955	259,116
Dividend on unissued RSU’s	11,332	57,941	69,273
Converted to common stock	(4,822)	(117,228)	(122,050)
Forfeited or expired	—	(60,043)	(60,043)

Balance at December 31, 2012	117,504	600,720	718,224
Granted	14,967	221,469	236,436
Converted to common stock	(5,183)	(272,152)	(277,335)
Forfeited or expired	—	(2,245)	(2,245)

Balance at December 31, 2013	127,288	547,792	675,080
Granted	12,877	940,007	952,884
Dividend on unissued RSU’s	7,900	34,208	42,108
Converted to common stock	(4,878)	(621,689)	(626,567)
Forfeited or expired	—	—	—

Balance at December 31, 2014	143,187	900,318	1,043,505

As of December 31, 2014, there were 1,043,505 RSU’s outstanding. The fair value of vested RSU’s was $5.4 million and $3.5 million at December 31, 2014 and December 31, 2013, respectively. The RSU exercises will be settled through the issuance of new shares of Class A common stock. On December 14, 2010 and March 1, 2013, the Company granted RSU’s that were treated as liability awards, which requires the remeasurement of fair value at the end of each reporting period until settlement. These Liability awards cliff vested on March 1, 2014 with a fair value of $12.7 million for which 398,084 shares of Class A common stock were issued.

The weighted average remaining contractual term of the nonvested restricted stock units is 3.5 years as of December 31, 2014.

On February 18, 2015, the board of directors for the Company granted 250,000 restricted stock units with a fair value of $9.3 million which vest over a five year period with 25% vesting increments starting on the second anniversary of the grant. Additionally, on February 18, 2015, the board of directors for the Company granted 211,597 restricted stock units with a fair value of $7.9 million in connection with the 2014 office and firm profit participation plans. 68,194 of these restricted stock units will vest in 2015.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31
	2014	2013
Furniture and equipment	$8,035	$5,066
Computer equipment	1,072	970
Capitalized software costs	497	530
Leasehold improvements	9,523	7,786

Subtotal	19,127	14,352
Less accumulated depreciation and amortization	(8,954)	(7,766)

	$10,173	$6,586

At December 31, 2014 and 2013, the Company has recorded capital leased office equipment within furniture and equipment of $1.4 million and $1.1 million, respectively, including accumulated amortization of $0.6 million and $0.7 million, respectively, which is included within depreciation and amortization expense on the accompanying consolidated statements of income. See Note 7 for discussion of the related capital lease obligations.

5.	Intangible Assets

The Company’s intangible assets are summarized as follows (in thousands):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Mortgage servicing rights	$41,041	$(20,494)	$20,547	$34,100	$(17,424)	$16,676
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$41,141	$(20,494)	$20,647	$34,200	$(17,424)	$16,776

As of December 31, 2014, 2013 and 2012, the Company serviced $39.3 billion, $33.1 billion and $31.3 billion, respectively, of commercial loans. The Company earned $17.0 million, $15.8 million and $14.0 million in servicing fees and interest on float and escrow balances for the years ended December 31, 2014, 2013 and 2012, respectively. These revenues are recorded as capital markets services revenues in the consolidated statements of income.

The total commercial loan servicing portfolio includes loans for which there is no corresponding mortgage servicing right recorded on the balance sheet, as these servicing rights were assumed prior to January 1, 2007 and involved no initial consideration paid by the Company. The Company has recorded mortgage servicing rights of $20.5 million and $16.7 million on $34.5 billion and $27.0 billion, respectively, of the total loans serviced as of December 31, 2014 and 2013.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (CMBS), Freddie Mac and limited-service life company loans.

Changes in the carrying value of mortgage servicing rights for the years ended December 31, 2014 and 2013 (in thousands):

Category	12/31/13	Capitalized	Amortized	Sold / Transferred	12/31/14

Freddie Mac	$3,730	$6,205	$(1,571)	$(3,165)	$5,199
CMBS	10,978	2,208	(2,676)	2,511	13,021
Life company	1,537	1,638	(1,262)	—	1,913
Life company — limited	431	243	(260)	—	414

Total	$16,676	$10,294	$(5,769)	$(654)	$20,547

Category	12/31/12	Capitalized	Amortized	Sold / Transferred	12/31/13

Freddie Mac	$7,641	$3,098	$(1,310)	$(5,699)	$3,730
CMBS	7,838	792	(2,036)	4,384	10,978
Life company	2,021	1,013	(1,497)	—	1,537
Life company — limited	299	328	(196)	—	431

Total	$17,799	$5,231	$(5,039)	$(1,315)	$16,676

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $6.2 million and $3.1 million on $2.0 billion and $1.1 billion of loans, respectively, during the years ended December 31, 2014 and 2013, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration on the CMBS and Life company tranches of $4.1 million and $2.1 million on $8.0 billion and $4.9 billion of loans, respectively, during the years ended December 31, 2014 and 2013. These amounts are recorded in interest and other income, net in the consolidated statements of income. During each of 2014 and 2013, certain Freddie Mac loans were securitized and the Company sold the cashiering portion of these Freddie Mac mortgage servicing rights. While the Company transferred the risks and rewards of ownership of the cashiering portion of the relevant mortgage servicing rights, the Company continues to perform limited servicing activities on these securitized loans. Therefore, the remaining servicing rights were transferred to the CMBS servicing tranche. The net result of these transactions was the Company recording a gain in each of the years ended December 31, 2014 and 2013 of $1.9 million and $4.9 million, respectively, within interest and other income, net in the consolidated income statements. The Company also received securitization compensation in relation to the sale of the cashiering portion of certain Freddie Mac mortgage servicing rights in the years ended December 31, 2014 and 2013 of $2.6 million and $4.8 million, respectively. The securitization compensation is recorded within interest and other income, net in the consolidated statements of income.

Amortization expense related to intangible assets was $5.8 million, $5.0 million, and $3.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is reported in depreciation and amortization in the consolidated statements of income.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Estimated amortization expense for the next five years is as follows (in thousands):

2015	$5,111
2016	4,226
2017	3,175
2018	2,367
2019	1,826

The weighted-average remaining life of the mortgage servicing rights intangible asset was 6.3 and 5.8 years at December 31, 2014 and 2013, respectively.

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

As of December 31, 2014 and 2013, the Company did not have any assets or liabilities recognized at fair value on a recurring basis.

In accordance with generally accepted accounting principles, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and mortgage notes receivable. The mortgage servicing rights were not remeasured at fair value during 2014 as the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at December 31, 2014. See Note 5 for further discussion on the assumptions used in valuing the mortgage servicing rights and impact on earnings during the period. The fair value of the mortgage notes receivable was based on prices observable in the market for similar loans and equaled carrying value at December 31, 2014 and 2013. Therefore, no lower of cost or fair value adjustment was required.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of December 31, 2014 (in thousands):

		December 31, 2014 Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring fair value measurements
Mortgage notes receivable	$185,128	$—	$185,128	$—
Mortgage servicing rights	20,547	—	—	25,972

Total nonrecurring fair value measurements	$205,675	$—	$185,128	$25,972

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

Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of December 31, 2014 and 2013 are as follows:

	As of December 31,
	2014	2013
Expected life of cash flows	3 years to 11 years	3 years to 10 years
Discount rate(1)	14% to 20%	15% to 20%
Prepayment rate	0% to 8%	0% to 8%
Inflation rate	2%	2%
Cost of service per loan	$1,600 to $4,189	$1,600 to $4,421

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

7.	Capital Lease Obligations

Capital lease obligations consist of the following at December 31, 2014 and 2013 (in thousands):

	December 31
	2014	2013
Capital lease obligations	$766	$443
Less current maturities	337	258

	$429	$185

Capital lease obligations consist primarily of office equipment leases that expire at various dates through April 2017. A summary of future minimum lease payments under capital leases at December 31, 2014 is as follows (in thousands):

2015	$337
2016	286
2017	143
2018	—
2019	—

$766

8.	Warehouse Line of Credit

HFF LP maintains two uncommitted warehouse revolving lines of credit for the purpose of funding the Freddie Mac mortgage loans that it originates in connection with its services as a Freddie Mac Multifamily Program Plus® Seller/Servicer. The Company is a party to an uncommitted $350 million financing arrangement with PNC Bank, N.A. (PNC) and an uncommitted $125 million financing arrangement with The Huntington National Bank (Huntington). In January 2015, the $350 million financing arrangement with PNC was increased by $500 million for a period of 15 days, at which time the arrangement reverts back to $350 million. Additionally, on January 27, 2015, HFF LP entered into an agreement with Huntington to increase the uncommitted financing agreement by $100 million for a period of the lesser of 60 days after the first advance or May 1, 2015.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington National Bank financing arrangements are only for the purpose of supporting the Company’s participation in Freddie Mac’s Program Plus Seller Servicer program and cannot be used for any other purpose. As of December 31, 2014 and December 31, 2013, HFF LP had $185.1 million and $93.6 million, respectively, outstanding on the warehouse lines of credit and a corresponding amount of mortgage notes receivable. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (0.15% and 0.17% at December 31, 2014 and December 31, 2013, respectively) plus a spread. HFF LP is also paid interest on its loans secured by multifamily loans at the rate in the Freddie Mac note.

9.	Lease Commitments

The Company leases various corporate offices (which leases sometimes include parking spaces) and office equipment under noncancelable operating leases. These leases have initial terms of one to ten years. Several of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $7.8 million, $7.1 million, and $6.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is recorded within occupancy expense in the consolidated statements of income.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (in thousands):

2015	$7,477
2016	6,460
2017	6,323
2018	5,911
2019	5,238
Thereafter	10,040

$41,449

The Company subleases certain office space to subtenants, some of which may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2017. See Note 4 and Note 7 for further description of the assets and related obligations recorded under these capital leases at December 31, 2014 and 2013, respectively.

HFF Holdings is not an obligor under, nor does it guarantee, any of the Company’s leases.

10.	Retirement Plan

The Company maintains a retirement savings plan for all eligible employees, in which employees may make deferred salary contributions up to the maximum amount allowable by the IRS. After-tax contributions may also be made up to 50% of compensation. The Company makes matching contributions equal to 50% of the first 6% of both deferred and after-tax salary contributions, up to a maximum of $5,000. The Company’s contributions charged to expense for the plan were $2.1 million, $1.9 million, and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

11.	Servicing

The Company services commercial real estate loans for investors. The servicing portfolio totaled $39.3 billion, $33.1 billion, and $31.3 billion at December 31, 2014, 2013 and 2012, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At December 31, 2014, 2013 and 2012, the funds held in escrow totaled $240.3 million, $211.1 million and $172.9 million, respectively. These funds, and the offsetting obligations, are not presented in the Company’s financial statements as they do not represent assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of income.

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

13.	Income Taxes

Income tax expense includes current and deferred taxes as follows (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2014:
Federal	$22,439	$13,102	$35,541
State	4,738	1,947	6,685

	$27,177	$15,049	$42,226

	Current	Deferred	Total
Year Ended December 31, 2013:
Federal	$21,745	$8,146	$29,891
State	4,003	684	4,687

	$25,748	$8,830	$34,578

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the year ended December 31, 2014 and 2013 (dollars in thousands):

	Dec. 31, 2014	Dec. 31, 2013
Pre-tax book income	$103,512	$86,004

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

	December 31,
	2014		2013
Income Tax expense		Rate		Rate
Taxes computed at federal rate	$36,229	35.0%	$30,101	35.0%
State and local taxes, net of federal tax benefit	4,512	4.4%	3,967	4.6%
Effect of deferred tax rate change	776	0.7%	(822)	(0.9)%
Change in income tax benefit / payable to stockholder	(280)	(0.3)%	364	0.4%
Return to provision adjustment	(49)	(0.0)%	(285)	(0.3)%
Compensation limitation	—	0.0%	525	0.6%
Meals and entertainment	1,017	1.0%	719	0.8%
Other	21	0.0%	9	0.0%

	$42,226	40.8%	$34,578	40.2%

Deferred income tax assets and liabilities consist of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Deferred income tax assets:
Section 754 election tax basis step-up	$145,151	$158,229
Tenant improvements	2,800	2,522
Net operating loss carryforward	36	379
Restricted stock units	3,762	5,271
Compensation	5,054	3,805
Intangible asset	470	510
Tax credits	—	123
Other	398	348

Deferred income tax asset	157,671	171,187
Deferred income tax liabilities:
Goodwill	(1,276)	(1,277)
Servicing rights	(7,815)	(6,332)
Deferred rent	(1,944)	(1,892)
Investment in partnership	(586)	(587)

Deferred income tax liability	(11,621)	(10,088)

Net deferred income tax asset	$146,050	$161,099

The primary deferred tax asset represents a tax basis step-up election under Section 754 of the Internal Revenue Code, as amended (“Section 754”), made by HFF, Inc. relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for the Company’s Class A common stock since the date of the Reorganization Transactions. As a result of the step-up in basis from these transactions, the Company is entitled to annual future tax benefits in the form of amortization for income tax purposes. The annual pre-tax benefit on the Section 754 basis step up and past payments under the tax receivable agreement was approximately $32.6 million at December 31, 2014. To the extent that the Company does not have sufficient taxable income in a year to fully utilize this annual deduction, the unused benefit is recharacterized as a net operating loss and can then be carried back two years or carried forward for twenty years. The Company measured the deferred tax asset

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

based on the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships utilizing the enacted tax rates at the date of the transaction. In accordance with ASC 740, the tax effects of transactions with shareholders that result in changes in the tax basis of a company’s assets and liabilities are recognized in equity. The Company initially recorded a valuation allowance on a portion of the recognized deferred tax assets recorded in connection with the Reorganization Transactions and the subsequent exercise of exchange rights due to the uncertainty in the timing and level of tax benefits that would be realized when payments are made to HFF Holdings under the Tax Receivable Agreement (see further discussion below). Prior to the fourth quarter of 2012, a valuation allowance was established on a portion of the deferred tax assets from the Section 754 step up. In the fourth quarter of 2012, the Company determined based on its analysis that the valuation allowance on the deferred tax assets was no longer required and therefore reversed this allowance. Changes in the measurement of the deferred tax assets or the valuation allowance due to changes in the enacted tax rates upon the finalization of the income tax returns for the year of the exchange transaction are recorded in equity. All subsequent changes in the measurement of the deferred tax assets due to changes in the enacted tax rates or changes in the valuation allowance are recorded as a component of income tax expense.

In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. In order to realize the anticipated 2015 pre-tax benefit associated with the Section 754 basis step up and payments under the tax receivable agreement of approximately $32.6 million, the Company needs to generate approximately $287 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the anticipated 2015 pre-tax benefit of $32.6, the shortfall becomes a net operating loss that can be carried back two years to offset prior years’ taxable income or carried forward 20 years to offset future taxable income. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets resulting from the basis step up transactions (initial sale of units in the Operating Partnerships and subsequent exchanges of Operating Partnership units since the date of the Reorganization Transactions). The Company has no federal net operating losses at December 31, 2014. The state tax effected net operating loss carryforwards of $36,000 at December 31, 2014 represent the cumulative excess of the Section 754 annual tax deductions over taxable income for 2014 and prior years. The state net operating loss carryforwards expire in 2028.

The Company has analyzed the need for a reserve for unrecognized tax benefits under ASC 740-10 and has determined that any such tax benefits do not have a material impact on the financial statements. It is not expected that there will be a significant increase or decrease in the amount of unrecognized tax benefits within the next 12 months. With few exceptions, the Company is no longer subject to US federal or state and local tax examinations by tax authorities before 2011.

The Company will recognize interest and penalties related to unrecognized tax benefits in interest and other income, net in the consolidated statements of income. There were no interest or penalties recorded in the twelve months ended December 31, 2014 or December 31, 2013.

Tax Receivable Agreement

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007 and intend to keep that election in effect for each taxable year in which an exchange of Operating Partnership partnership units for shares of the Company’s Class A common stock occurred. The initial sale as a result of the offering and the subsequent exchanges of partnership units increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Company to reduce the amount of future tax payments to the extent that the Company has future taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $145.2 million and has recorded this amount as a deferred tax asset on its consolidated balance sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2014 and 2013. The Company is obligated, however, pursuant to its Tax Receivable Agreement with HFF Holdings, to pay to HFF Holdings, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement.

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

While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the payments that will be made to HFF Holdings will be $134.2 million and has recorded this obligation to HFF Holdings as a liability on the consolidated balance sheet. During the year ended December 31, 2014, the tax rates used to measure the deferred tax assets were updated which resulted in a decrease of deferred tax assets of $0.8 million which resulted in a decrease in the payable under the tax receivable agreement of $0.7 million. The tax rates used to measure the deferred tax assets were also updated during the year ended December 31, 2013, which resulted in an increase of deferred tax assets of $0.8 million which resulted in a decrease in the payable under the tax receivable agreement of $0.7 million. To the extent the Company does not realize all of the tax benefits in future years, this liability to HFF Holdings may be reduced.

In conjunction with filing of the Company’s 2013 federal and state tax returns, the benefit for 2013 relating to the Section 754 basis step-up was finalized resulting in $12.5 million of tax benefits being realized by the Company. As discussed above, the Company is obligated to remit to HFF Holdings 85% of any such cash savings in federal and state tax. As such during 2014, the Company paid $10.7 million to HFF Holdings under the tax receivable

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

agreement. In conjunction with the filing of the Company’s 2012 federal and state tax returns, the benefit for 2012 relating to the Section 754 basis step-up was finalized resulting in $12.2 million in tax benefits realized by the Company for 2012. During August 2013, the Company paid $10.4 million to HFF Holdings under this tax receivable agreement. As of December 31, 2014, the Company has made payments to HFF Holdings pursuant to the terms of the tax receivable agreement in an aggregate amount of approximately $52.6 million and the Company anticipates to make a payment of approximately $10.8 million to HFF Holdings in 2015.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share, and one share of Class B common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. As part of the Reorganization Transactions, HFF Holdings was issued one share of Class B common stock. Class B common stock had no economic rights but entitled the holder to a number of votes equal to the total number of shares of Class A common stock for which the partnership units that HFF Holdings held in the Operating Partnerships, as of the relevant record date for the HFF, Inc. stockholder action, were exchangeable. Holders of Class A and Class B common stock voted together as a single class on all matters presented to the stockholders for their vote or approval. Since all of the partnership units have been exchanged as of August 31, 2012, the Class B common stock was transferred to the Company and retired on August 31, 2012 in accordance with the Company’s certificate of incorporation. The Company had issued 38,125,363 and 37,498,796 shares of Class A common stock as of December 31, 2014 and December 31, 2013, respectively.

On January 20, 2015, our board of directors declared a special cash dividend of $1.80 per share of Class A common stock to stockholders of record on February 2, 2015. The aggregate dividend payment was paid on February 13, 2015 and totaled approximately $67.8 million based on the number of shares of Class A common stock then outstanding. Additionally, 49,383 restricted stock units (dividend units) were granted for those unvested and vested but not issued restricted stock units as of the record date of February 2, 2015. These dividend units follow the same vesting terms as the underlying restricted stock units. Additionally, on January 15, 2014, the Company’s board of directors declared a special cash dividend of $1.83 per share of Class A common stock to stockholders of record on January 27, 2014. The aggregate dividend payment was paid on February 6, 2014 and totaled approximately $68.2 million based on the number of shares of Class A common stock then outstanding.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Additionally, 42,108 restricted stock units (dividend units) were granted for those unvested and vested but not issued restricted stock units as of the record date of January 27, 2014. These dividend units follow the same vesting terms as the underlying restricted stock units.

16.	Earnings Per Share

The Company’s net income and weighted average shares outstanding for the years ended December 31, 2014 and 2013, consists of the following (dollars in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013
Net income	$61,286	$51,426
Weighted Average Shares Outstanding:
Basic	37,758,519	37,345,918
Diluted	37,982,351	37,745,685

The calculations of basic and diluted net income per share amounts for the years ended December 31, 2014 and 2013 are described and presented below.

Basic Net Income per Share

Numerator — net income for the three and twelve months ended December 31, 2014 and 2013, respectively.

Denominator — the weighted average shares of Class A common stock for the three and twelve months ended December 31, 2014 and 2013, including 149,229 and 130,418 restricted stock units that have vested and whose issuance is no longer contingent as of December 31, 2014 and 2013, respectively.

Diluted Net Income per Share

Numerator — net income for the three and twelve month periods ended December 31, 2014 and 2013 as in the basic net income per share calculation described above.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Denominator — the weighted average shares of Class A common stock for the three and twelve months ended December 31, 2014 and 2013, including 149,229 and 130,418 restricted stock units that have vested and whose issuance is no longer contingent as of December 31, 2014 and 2013, respectively, plus the dilutive effect of the unrestricted stock units and stock options. There were no anti-dilutive unrestricted stock units and stock options in 2014 and 2013.

	Three Months Ended December 31, 2014	Year Ended December 31, 2014	Three Months Ended December 31, 2013	Year Ended December 31, 2013
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income	$26,945	$61,286	$22,665	$51,426
Denominator:
Weighted average number of shares of Class A common stock outstanding	37,826,940	37,758,519	37,378,661	37,345,918
Basic net income per share of Class A common stock	$0.71	$1.62	$0.61	$1.38
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income	$26,945	$61,286	$22,665	$51,426
Denominator:
Basic weighted average number of shares of Class A common stock	37,826,940	37,758,519	37,378,661	37,345,918
Add — dilutive effect of:
Unvested restricted stock units	357,713	198,619	537,215	378,594
Stock options	25,250	25,213	23,912	21,173
Weighted average common shares outstanding — diluted	38,209,903	37,982,351	37,939,788	37,745,685
Diluted earnings per share of Class A common stock	$0.71	$1.61	$0.60	$1.36

17.	Concentrations

A significant portion of the Company’s capital markets services revenues is derived from transactions involving commercial real estate located in specific geographic areas. During 2014, approximately 25.0%, 12.7%, 7.8%, 6.1%, 5.0% and 5.9% of the Company’s capital markets services revenues were derived from transactions involving commercial real estate located in Texas, California, Florida, Illinois, New York and the region consisting of the District of Columbia, Maryland and Virginia, respectively. During 2013, approximately 25.2%, 12.9%, 6.3%, 5.5%, 5.0% and 6.1% of the Company’s capital markets services revenues were derived from transactions involving commercial real estate located in Texas, California, Florida, Illinois, Massachusetts and the region consisting of the District of Columbia, Maryland and Virginia, respectively. As a result, a significant portion of the Company’s business is dependent on the economic conditions in general and the markets for commercial real estate in these areas.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

18.	Related Party Transactions

The Company made payments on behalf of two affiliates, HFF Holdings and Holdings Sub (the “Holdings Affiliates”), of $0 and $1,617, respectively during the year ended December 31, 2014. The Holdings Affiliates paid $0 and $172,834 of the intercompany balance to the Company during the year ended December 31, 2014 and 2013, respectively. The Company made payments on behalf of the Holdings Affiliates of $488 and $48,481 during the year ended December 31, 2013. These payments by the Company are primarily for professional services fees and other miscellaneous operating expenses on behalf of the Holdings Affiliates. The Company had a net receivable from the Holdings Affiliates of $2,000 and zero as of December 31, 2014 and 2013, respectively.

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

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. During the year ended December 31, 2014, the Company paid HFF Holdings $10.7 million, which represents 85% of the actual cash savings realized by the Company in 2013. During the year ended December 31, 2013, the Company paid HFF Holdings $10.4 million, which represents 85% of the actual cash savings realized by the Company in 2012. The Company has recorded $134.2 million and $145.6 million for this obligation to HFF Holdings as a liability on the consolidated balance sheets as of December 31, 2014 and 2013, respectively. The Company anticipates making a payment to HFF Holdings of approximately $10.8 million in 2015.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

In recent years, the Company has entered into arrangements with newly-hired transaction professionals whereby these transaction professionals would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the transaction professionals only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2016 through 2018. Currently, the Company cannot reasonably estimate the amounts that would be payable under all of these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the transaction professionals achieving the performance targets and the probability of each of the transaction professionals signing an employment agreement. As of December 31, 2014 and 2013, $3.3 million and $2.6 million, respectively, have been accrued for these arrangements on the consolidated balance sheet.

20.	Selected Quarterly Financial Data (unaudited, in thousands except for per share data)

	Quarter Ended
2014	March 31	June 30	September 30	December 31
Net revenue	$76,031	$94,787	$112,611	$142,489
Operating income	3,818	18,006	25,783	37,220
Interest and other income, net	2,910	3,241	4,144	7,631
Decrease in payable under the tax receivable agreement	501	—	299	—
Net income	3,707	12,608	18,026	26,945
Per share data (1)
Basic earnings per share	$0.10	$0.33	$0.48	$0.71
Diluted earnings per share	$0.10	$0.33	$0.47	$0.71

	Quarter Ended
2013	March 31	June 30	September 30	December 31
Net revenue	$54,215	$81,008	$89,414	$130,968
Operating (loss) income	(121)	15,410	18,645	36,043
Interest and other income, net	4,187	6,424	3,546	2,943
Increase in payable under the tax receivable agreement	—	(339)	(701)	—
Net income	2,316	13,100	13,345	22,665
Per share data (1)
Basic earnings per share	$0.06	$0.35	$0.36	$0.61
Diluted earnings per share	$0.06	$0.35	$0.35	$0.60

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2014, our current disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s report on internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.

Item 9B.    Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2014.

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

The following table provides information as of December 31, 2014 with respect to shares of the Company’s Class A common stock that may be issued under its 2006 Omnibus Incentive Compensation Plan:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,095,091	$24.14	1,526,928
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,095,091	$24.14	1,526,928

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)(2) The financial statements and financial statement schedules filed as part of this Annual Report are set forth under Item 8. Reference is made to the index on page 49. All schedules are omitted because they are not applicable, not required or the information appears in the Company’s consolidated financial statements or notes thereto.

(3) Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2015.

HFF, INC.

By:	/s/ Mark D. Gibson
Mark D. Gibson Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mark D. Gibson Mark D. Gibson	Chief Executive Officer, Director and Executive Managing Director (Principal Executive Officer)	February 27, 2015

/s/ Gregory R. Conley Gregory R. Conley	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2015

/s/ Deborah H. McAneny Deborah H. McAneny	Director	February 27, 2015

/s/ Susan P. McGalla Susan P. McGalla	Director	February 27, 2015

/s/ George L. Miles, Jr. George L. Miles, Jr.	Director	February 27, 2015

/s/ Morgan K. O’Brien Morgan K. O’Brien	Director	February 27, 2015

/s/ Lenore M. Sullivan Lenore M. Sullivan	Director	February 27, 2015

/s/ Joe B. Thornton, Jr. Joe B. Thornton, Jr.	Director	February 27, 2015

/s/ Steven E. Wheeler Steven E. Wheeler	Director	February 27, 2015

Exhibit Index

2.1	Sale and Merger Agreement, dated January 30, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-l (File No. 333-138579) (“Form S-l”) filed with the SEC on December 22, 2006)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form S-l filed with the SEC on December 22, 2006)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on December 22, 2006)

10.1	Holliday Fenoglio Fowler, L.P. Partnership Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

10.2	First Amendment to Amended and Restated Texas Limited Partnership Agreement of Holliday Fenoglio Fowler, L.P., dated May 6, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33280) filed with the SEC on May 6, 2011)

10.3	Second Amendment to Amended and Restated Texas Limited Partnership Agreement of Holliday Fenoglio Fowler, L.P., dated November 12, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33280) filed with the SEC on March 14, 2014)

10.4	HFF Securities L.P. Partnership Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

10.5	First Amendment to Amended and Restated Limited Partnership Agreement of HFF Securities, L.P., dated May 6, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33280) filed with the SEC on May 6, 2011)

10.6	Tax Receivable Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.3 to the Form S-1 filed with the SEC on December 22, 2006)

10.7	Registration Rights Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.4 to the Form S-1 filed with the SEC on December 22, 2006)

10.8	HFF, Inc. 2006 Omnibus Incentive Compensation Plan, dated January 30, 2007 (incorporated by reference to Exhibit 10.9 to the Form S-l filed with the SEC on January 8, 2007)

10.9	Holliday Fenoglio Fowler, L.P. Amended and Restated Profit Participation Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33280), filed with the SEC on January 21, 2011)

10.10	HFF Securities, L.P. Amended and Restated Profit Participation Bonus Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33280), filed with the SEC on January 21, 2011)

10.11	HFF, Inc. Firm Profit Participation Bonus Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33280), filed with the SEC on January 21, 2011)

10.12	Employment Agreement between the Registrant and Mark D. Gibson, dated February 5, 2007

10.13	First Amendment to Amended and Restated Employment Agreement, by and between Mark D. Gibson, and Holliday Fenoglio Fowler, L.P. dated June 30, 2010

10.14	Employment Agreement between the Registrant and Joe B. Thornton, Jr., dated February 5, 2007

10.15	First Amendment to Amended and Restated Employment Agreement, by and between Joe B. Thornton, Jr., and Holliday Fenoglio Fowler, L.P. dated June 30, 2010

10.16	Employment Agreement between the Registrant and Gregory R. Conley, dated January 30, 2007 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

10.17	Employment Agreement between the Registrant and Nancy Goodson, dated January 30, 2007 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

10.18	Form of Contribution Agreement entered into with each of Mark D. Gibson, Deborah H. McAneny, Susan P. McGalla, George L. Miles, Jr., Morgan K. O’Brien, Lenore M. Sullivan, Joe B. Thornton, Jr. and Steven E. Wheeler (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33280) filed with the SEC on March 17, 2008)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase