Form 10-Q
period 2015-03-31
HFF, Inc.
filed 2015-05-07
CIK 1380509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding as of April 30, 2015 was 37,833,071 shares.

HFF, INC. AND SUBSIDIARIES

March 31, 2015

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

SPECIAL NOTE REGARDING THE REGISTRANT

In connection with our initial public offering, we effected a reorganization of our business into a holding company holding the partnership interests in Holliday Fenoglio Fowler, L.P. and HFF Securities L.P. (together, the “Operating Partnerships”), held through the wholly owned subsidiary HFF Partnership Holdings, LLC, a Delaware limited liability company and all of the outstanding shares of Holliday GP Corp., the sole general partner of each of the Operating Partnerships. The transactions that occurred in connection with the initial public offering and reorganization are referred to as the “Reorganization Transactions.”

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HFF, Inc.

Consolidated Balance Sheets

(Dollars in Thousands)

(Current period unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$142,493	$232,053
Accounts receivable	3,524	1,462
Receivable from affiliate	2	2
Mortgage notes receivable	604,246	185,128
Prepaid taxes	1,118	729
Prepaid expenses and other current assets	4,984	3,281
Deferred tax asset, net	4,793	5,955

Total current assets, net	761,160	428,610
Property and equipment, net	10,348	10,173
Deferred tax asset, net	134,367	140,095
Goodwill	3,712	3,712
Intangible assets, net	22,213	20,647
Other noncurrent assets	971	1,015

Total Assets	$932,771	$604,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$350	$337
Warehouse line of credit	604,246	185,128
Accrued compensation and related taxes	26,880	51,335
Accounts payable	1,450	2,087
Payable under tax receivable agreement	10,789	10,789
Other current liabilities	25,490	37,031

Total current liabilities	669,205	286,707
Deferred rent credit	7,565	7,304
Payable under the tax receivable agreement, less current portion	122,276	123,367
Long-term debt, less current portion	393	429

Total liabilities	799,439	417,807
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 authorized; 38,348,771 and 38,125,363 shares issued, respectively; 37,833,071 and 37,677,981 shares outstanding, respectively	383	381
Treasury stock, 515,700 and 447,382 shares at cost, respectively	(11,418)	(9,042)
Additional paid-in-capital	110,700	101,148
Retained earnings	33,667	93,958

Total equity	133,332	186,445

Total liabilities and stockholders’ equity	$932,771	$604,252

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Income

(Dollars in Thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
Capital markets services revenue	$91,257	$75,141
Interest on mortgage notes receivable	2,489	425
Other	525	465

	94,271	76,031

Expenses
Cost of services	56,379	46,074
Personnel	11,518	13,941
Occupancy	2,784	2,351
Travel and entertainment	3,659	2,996
Supplies, research, and printing	1,790	1,398
Insurance	603	504
Professional fees	1,281	1,207
Depreciation and amortization	2,119	2,053
Interest on warehouse line of credit	1,297	249
Other operating	1,605	1,440

	83,035	72,213

Operating income	11,236	3,818

Interest and other income, net	5,541	2,910
Interest expense	(11)	(7)
(Increase) decrease in payable under the tax receivable agreement	1,091	501

Income before income taxes	17,857	7,222
Income tax expense	8,448	3,515

Net income	$9,409	$3,707

Earnings per share - Basic and Diluted
Income available to HFF, Inc. common stockholders - Basic	$0.25	$0.10
Income available to HFF, Inc. common stockholders - Diluted	$0.25	$0.10

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars in Thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2014	37,677,981	$381	447,382	$(9,042)	$101,148	$93,958	$186,445
Stock compensation and other, net	—	—	—	—	7,270	—	7,270
Excess tax benefits from share-based award activities	—	—	—	—	296	—	296
Issuance of Class A common stock, net	223,408	2	—	—	107	—	109
Repurchase of Class A common stock	(68,318)	—	68,318	(2,376)	—	—	(2,376)
Dividends paid	—	—	—	—	1,879	(69,700)	(67,821)
Net income	—	—	—	—	—	9,409	9,409

Stockholders’ equity, March 31, 2015	37,833,071	$383	515,700	$(11,418)	$110,700	$33,667	$133,332

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2013	37,248,416	$372	250,380	$(2,760)	$76,097	$101,865	$175,574
Stock compensation and other, net	—	—	—	—	17,979	—	17,979
Excess tax benefits from share-based award activities	—	—	—	—	955	—	955
Issuance of Class A common stock, net	622,713	9	—	—	(9)	—	—
Repurchase of Class A common stock	(197,002)	—	197,002	(6,282)	—	—	(6,282)
Dividends paid	—	—	—	—	1,027	(69,193)	(68,166)
Net income	—	—	—	—	—	3,707	3,707

Stockholders’ equity, March 31, 2014	37,674,127	$381	447,382	$(9,042)	$96,049	$36,379	$123,767

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

(Dollars In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net income	$9,409	$3,707
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	2,250	4,745
Excess tax benefits from share-based award activities	(296)	(955)
Deferred taxes	6,890	3,415
Increase (decrease) in payable under the tax receivable agreement	(1,091)	(501)
Depreciation and amortization:
Property and equipment	564	489
Intangibles	1,555	1,564
Gain on sale or disposition of assets, net	(3,541)	(1,134)
Mortgage service rights assumed	(134)	(854)
Proceeds from sale of mortgage servicing rights	555	399
Increase (decrease) in cash from changes in:
Accounts receivable	(2,062)	(1,579)
Receivable from affiliates	—	(1)
Mortgage notes receivable	(419,118)	16,662
Net borrowings on warehouse line of credit	419,118	(16,662)
Prepaid taxes, prepaid expenses and other current assets	(2,092)	(3,358)
Other noncurrent assets	44	82
Accrued compensation and related taxes	(19,435)	(18,714)
Accounts payable	(637)	(323)
Other accrued liabilities	(11,245)	(9,373)
Other long-term liabilities	261	(77)

Net cash used in operating activities	(19,005)	(22,468)
Investing activities
Purchases of property and equipment	(671)	(418)

Net cash used in investing activities	(671)	(418)
Financing activities
Payments on long-term debt	(92)	(73)
Proceeds from stock options exercised	109	—
Excess tax benefits from share-based award activities	296	955
Dividends paid	(67,821)	(68,166)
Treasury stock	(2,376)	(6,282)

Net cash used in financing activities	(69,884)	(73,566)

Net decrease in cash	(89,560)	(96,452)
Cash and cash equivalents, beginning of period	232,053	201,262

Cash and cash equivalents, end of period	$142,493	$104,810

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization

HFF, Inc., a Delaware corporation (the “Company”), through its Operating Partnerships, Holliday Fenoglio Fowler, L.P., a Texas limited partnership (“HFF LP”), and HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”), is a commercial real estate financial intermediary providing commercial real estate and capital markets services including debt placement, investment sales, equity placements, investment banking and advisory services, loan sales and loan sale advisory services, commercial loan servicing, and capital markets advice and maintains 22 offices in the United States.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company as of March 31, 2015 and December 31, 2014 and for the three month periods ended March 31, 2015 and March 31, 2014, include the accounts of HFF LP, HFF Securities, and the Company’s wholly-owned subsidiaries, Holliday GP and HoldCo LLC. All significant intercompany accounts and transactions have been eliminated.

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

Pending Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued changes to revenue recognition with customers. This update provides a five-step analysis of transactions to determine when and how revenue is recognized. An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition guidance will be effective for HFF, Inc. beginning January 1, 2017. However, the FASB, on April 1, 2015, voted to propose to defer the effective date by one year and that proposal is planned to be subject to a 30-day comment period. If the proposal is approved, early adoption would be permitted as of the original effective date. As proposed the guidance permits two implementation approaches: one, requiring retrospective application with restatement for each period presented or; two, as a cumulative-effect adjustment with disclosure of changes as compared with prior standards for each period presented. We are currently evaluating the methods of adoption as well as the impact that it may have, if any, on our consolidated financial statements. The new revenue guidance will supersede existing revenue guidance affecting our Company, and may also affect our business processes and our information technology systems. As a result, our evaluation of the effect of the new revenue guidance will extend over future periods.

2. Summary of Significant Accounting Policies

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Accordingly, significant accounting policies and disclosures normally provided have been omitted as such items are disclosed therein. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the year ending December 31, 2015.

The Company has a firm profit participation plan, office profit participation plans and effective January 1, 2015, an executive bonus plan (the “Plans”) that allow for incentive payments to be made, based on achieving various performance metrics, either in the form of cash or stock at the election of the Company’s board of directors. The expense associated with the Plans is included within personnel expenses in the consolidated statements of income. The expense recorded for these Plans is estimated during the year based on actual results at each interim reporting date and an estimate of future results for the remainder of the year. The Plans allow for payments to be made in both cash and share-based awards, the composition of which is determined in the first calendar quarter of the subsequent year. Effective January 1, 2015, cash and share-based awards issued under these Plans are subject to vesting conditions over the subsequent three years beginning on the first anniversary of each grant, such that the total expense measured for these Plans is recorded over the period from the beginning of the performance year through the vesting date. Based on an accounting policy election, the expense associated with the estimated share-based component of the estimated incentive payout is recognized before the grant date of the share-based awards due to the fact that the terms of the Plans have been approved by the Company’s board of directors and the employees of the Company understand the requirements to earn the award. Prior to the grant date, the share-based component expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income. Following the award, if any, of the related incentive payout, the share-based component expense is reclassified as stock compensation costs within personnel expenses and the share-based component of the accrued incentive compensation is reclassified as additional paid-in-capital upon the granting of the awards on the Company’s consolidated balance sheets.

3. Stock Compensation

The stock compensation cost that has been charged against income for the three months ended March 31, 2015 and 2014 was $2.3 million and $4.7 million, respectively, which is recorded in personnel expenses in the consolidated statements of income. At March 31, 2015, there was approximately $27.2 million of unrecognized compensation cost related to non-vested restricted stock units with a weighted average remaining contractual term of 3.7 years. As of March 31, 2015, there were 1,183,873 restricted stock units outstanding. Stock compensation expense related to the liability awards, which final vesting was on March 1, 2014, that had been included within income for the three months ended March 31, 2015 and 2014, was $0.0 million and $3.3 million, respectively.

During the three months ended March 31, 2015, no options were granted, vested, or forfeited. During the three months ended March 31, 2015, 9,034 options were exercised and converted to Class A common stock.

During the three month period ending March 31, 2015, 510,980 new restricted stock units were granted, 221,383 restricted stock units vested of which 214,374 were converted to Class A common stock and no restricted stock units were forfeited. Of the 510,980 new restricted stock units granted during the three month period ending March 31, 2015, $5.0 million of costs associated with 211,597 of these restricted stock units were recognized in income during 2014 pursuant to the Company’s accounting policy election regarding the firm and office profit participation plans as further discussed in Note 2. Additionally, $5.0 million of the share-based component of the accrued incentive compensation that was paid in the form of restricted shares was reclassified to additional paid-in-capital on the Company’s consolidated balance sheets. During the three month period ending March 31, 2014, there were 983,809 restricted stock units granted for which $3.8 million of costs were recognized in income during 2013 pursuant to the Company’s accounting policy election regarding the firm and office profit participation plans. Additionally, $3.8 million of the share-based component of the accrued incentive compensation that was paid in the form of restricted shares was reclassified to additional paid-in-capital on the Company’s consolidated balance sheets.

The fair value of vested restricted stock units was $5.9 million at March 31, 2015.

4. Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	March 31, 2015	December 31, 2014
Furniture and equipment	$6,640	$8,035
Computer equipment	1,425	1,072
Capitalized software costs	515	497
Leasehold improvements	10,738	9,523

Subtotal	19,318	19,127
Less accumulated depreciation and amortization	(8,970)	(8,954)

	$10,348	$10,173

At each of March 31, 2015 and December 31, 2014, the Company has recorded, within furniture and equipment, office equipment under capital leases of $1.4 million, including accumulated amortization of $0.7 million and $0.6 million, respectively, which is included within depreciation and amortization expense in the accompanying consolidated statements of income. See Note 7 for discussion of the related capital lease obligations.

5. Intangible Assets

The Company’s intangible assets are summarized as follows (dollars in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Mortgage servicing rights	$42,601	$(20,488)	$22,113	$41,041	$(20,494)	$20,547
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$42,701	$(20,488)	$22,213	$41,141	$(20,494)	$20,647

As of March 31, 2015 and December 31, 2014, the Company serviced $41.4 billion and $39.3 billion, respectively, of commercial loans. The Company earned $4.5 million and $4.0 million in servicing fees and interest on float and escrow balances for the three month periods ending March 31, 2015 and 2014, respectively. These revenues are recorded as capital markets services revenues in the consolidated statements of income.

The total commercial loan servicing portfolio includes loans for which there are no corresponding mortgage servicing rights recorded on the balance sheet, as these servicing rights were assumed prior to the Company’s adoption of ASC 860, Transfers and Servicing (ASC 860) on January 1, 2007 and involved no initial consideration paid by the Company. The Company recorded mortgage servicing rights of $22.1 million and $20.5 million on $36.8 billion and $34.5 billion, respectively, of the total loans serviced as of March 31, 2015 and December 31, 2014.

The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (CMBS), Freddie Mac and limited-service life company loans.

Changes in the carrying value of mortgage servicing rights for the three month periods ended March 31, 2015 and 2014, and the fair value at the end of each period were as follows (dollars in thousands):

Category	12/31/14	Capitalized	Amortized	Sold / Transferred	3/31/15
Freddie Mac	$5,199	$2,470	$(350)	$(868)	$6,451
CMBS	13,021	298	(801)	677	13,195
Life company	1,913	519	(337)	—	2,095
Life company – limited	414	25	(67)	—	372

Total	$20,547	$3,312	$(1,555)	$(191)	$22,113

Category	12/31/13	Capitalized	Amortized	Sold / Transferred	3/31/14
Freddie Mac	$3,730	$823	$(588)	$(408)	$3,557
CMBS	10,978	241	(627)	304	10,896
Life company	1,537	604	(287)	—	1,854
Life company – limited	431	25	(62)	—	394

Total	$16,676	$1,693	$(1,564)	$(104)	$16,701

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $2.5 million and $0.8 million on $1.1 billion and $307.4 million of loans, respectively, during the three month periods ending March 31, 2015 and 2014, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration on the CMBS and Life company tranches of $0.8 million and $0.9 million on $2.0 billion and $2.1 billion of loans, respectively, during the three month periods ending March 31, 2015 and 2014, respectively. During the three months ending March 31, 2015 and 2014, the Company sold the cashiering portion of certain Freddie Mac mortgage servicing rights. While the Company transferred the risks and rewards of ownership of the cashiering portion of the mortgage servicing rights, the Company continues to perform limited servicing activities on these securitized loans. Therefore, the remaining servicing rights were transferred to the CMBS servicing tranche. The net result of these transactions was the Company recording a gain in the three months ending March 31, 2015 and 2014 of $0.4 million and $0.3 million, respectively, within interest and other income, net in the consolidated statements of income. The Company also received securitization compensation in relation to the sale of the cashiering portion of certain Freddie Mac mortgage servicing rights in the three months ending March 31, 2015 and 2014 of $0.7 million and $0.3 million, respectively. The securitization compensation is recorded within interest and other income, net in the consolidated statements of income.

Amortization expense related to intangible assets was $1.6 million during each of the three month periods ended March 31, 2015 and 2014 and is recorded in depreciation and amortization in the consolidated statements of income.

Estimated amortization expense for the next five years is as follows (dollars in thousands):

Remainder of 2015	$4,097
2016	4,716
2017	3,644
2018	2,669
2019	2,089
2020	1,662

The weighted-average life of the mortgage servicing rights intangible asset was 6.4 years at March 31, 2015.

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

As of March 31, 2015, the Company did not have any financial assets or liabilities recognized at fair value on a recurring basis.

In accordance with generally accepted accounting principles, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and mortgage notes receivable. The mortgage servicing rights are recorded at fair value upon initial recording and were not re-measured at fair value during the first quarter of 2015 because the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at March 31, 2015. The fair value of the mortgage notes receivable was based on prices observable in the market for similar loans and equaled carrying value at March 31, 2015. Therefore, no lower of cost or fair value adjustment was required.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of March 31, 2015 (in thousands):

		March 31, 2015 Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring fair value measurements

Mortgage notes receivable	$604,246	$—	$604,246	$—

Mortgage servicing rights	22,113	—	—	27,942

Total nonrecurring fair value measurements	$626,359	$—	$604,246	$27,942

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of December 31, 2014 (in thousands):

		December 31, 2014 Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring fair value measurements

Mortgage notes receivable	$185,128	$—	$185,128	$—

Mortgage servicing rights	20,547	—	—	25,972

Total nonrecurring fair value measurements	$205,675	—	$185,128	$25,972

Mortgage servicing rights do not trade in an active, open market with readily-available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Expected life of cash flows	3 years to 9 years	3 years to 11 years
Discount rate (1)	14% to 20%	14% to 20%
Prepayment rate	0% to 8%	0% to 8%
Inflation rate	2%	2%
Cost of service per loan	$1,600 to $4,120	$1,600 to $4,189

(1)	Reflects the time value of money and the risk of future cash flows related to the possible cancellation of servicing contracts, transferability restrictions on certain servicing contracts, concentration in the life company portfolio and large loan risk.

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

7. Capital Lease Obligations

Capital lease obligations consist of the following at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Capital lease obligations	$743	$766
Less current maturities	350	337

	$393	$429

Capital lease obligations consist primarily of office equipment leases that expire at various dates through April 2017. A summary of future minimum lease payments under capital leases at March 31, 2015 is as follows (dollars in thousands):

Remainder of 2015	$266
2016	309
2017	166
2018	2
2019	—

$743

8. Warehouse Line of Credit

HFF LP maintains two uncommitted warehouse revolving lines of credit for the purpose of funding the Freddie Mac mortgage loans that it originates in connection with its services as a Freddie Mac Multifamily Program Plus® Seller/Servicer. The Company is party to an uncommitted $450 million financing arrangement with PNC Bank, N.A. (“PNC”) and an uncommitted $125 million financing arrangement with The Huntington Bank (“Huntington”). In January 2015, PNC agreed to provide a $500 million bulge facility for a period of 15 days, which was utilized in April 2015. Effective March 2015, PNC then increased the financing arrangement by $100 million to a total of $450 million. Additionally, in January 2015, HFF LP entered into an agreement with Huntington to increase the uncommitted financing arrangement by $100 million for a period to extend no later than May 1, 2015, at which time the arrangement reverted back to $125 million.

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting the Company’s participation in Freddie Mac’s Program Plus Seller/Servicer program and cannot be used for any other purpose. As of March 31, 2015 and December 31, 2014, HFF LP had $604.2 million and $185.1 million, respectively, outstanding on the warehouse lines of credit and a corresponding amount of mortgage notes receivable. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (0.18% and 0.15% at March 31, 2015 and December 31, 2014, respectively) plus a spread. HFF LP is also paid interest on its loan secured by a multifamily loan at the rate in the Freddie Mac note.

9. Lease Commitments

The Company leases various corporate offices (which leases sometime include parking spaces) and office equipment under noncancelable operating leases. These leases have initial terms of three to eleven years. Several of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $2.3 million and $1.9 million during the three month periods ended March 31, 2015 and 2014, respectively, and is recorded within occupancy expense in the consolidated statements of income.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (dollars in thousands):

Remainder of 2015	$5,660
2016	6,462
2017	6,325
2018	5,914
2019	5,241
2020	4,610
Thereafter	5,450

$39,662

The Company subleases certain office space to subtenants, which subleases may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2018. See Note 4 and Note 7 above for further description of the assets and related obligations recorded under these capital leases at March 31, 2015 and December 31, 2014, respectively.

10. Servicing

The Company services commercial real estate loans for lenders. The unpaid principal balance of the servicing portfolio totaled $41.4 billion and $39.3 billion at March 31, 2015 and December 31, 2014, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At March 31, 2015 and December 31, 2014, the funds held in escrow totaled $147.7 million and $240.3 million, respectively. These funds, and the offsetting liabilities of the borrowers to external parties, are not presented in the Company’s consolidated financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of income.

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

12. Income Taxes

Income tax expense includes current and deferred taxes as follows (dollars in thousands):

	Current	Deferred	Total
Three Months Ended March 31, 2015:
Federal	$979	$5,054	$6,033
State	579	1,836	2,415

	$1,558	$6,890	$8,448

	Current	Deferred	Total
Three Months Ended March 31, 2014:
Federal	$—	$2,544	$2,544
State	100	871	971

	$100	$3,415	$3,515

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	March 31,
	2015		2014
Income tax expense / (benefit)		Rate		Rate
Taxes computed at federal rate	$6,250	35.0%	$2,528	35.0%
State and local taxes, net of federal tax benefit	790	4.4%	336	4.7%
Effect of deferred tax rate change	1,284	7.2%	590	8.2%
Change in income tax benefit payable to stockholder	(57)	(0.3)%	(15)	(0.2)%
Compensation limitation	—	0.0%	7	0.1%
Meals and entertainment	180	1.0%	72	1.0%
Other	1	0.0%	(3)	(0.0)%

Income tax expense	$8,448	47.3%	$3,515	48.7%

Deferred income tax assets and liabilities consist of the following at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Deferred income tax assets:
Section 754 election tax basis step-up	$141,004	$145,151
Tenant improvements	2,884	2,800
Net operating loss carryforward	22	36
Restricted stock units	3,907	3,762
Compensation	2,716	5,054
Intangible asset	460	470
Other	446	398

Deferred income tax asset	151,439	157,671
Deferred income tax liabilities:
Goodwill	(1,277)	(1,276)
Servicing rights	(8,423)	(7,815)
Deferred rent	(1,994)	(1,944)
Investment in partnership	(585)	(586)

Deferred income tax liability	(12,279)	(11,621)

Net deferred income tax asset	$139,160	$146,050

The primary deferred tax asset represents a tax basis step-up election under Section 754 of the Internal Revenue Code (“Section 754”) made by the Company relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for shares of the Company’s Class A common stock since the date of the Reorganization Transactions. As a result of the step-up in basis from these transactions, the Company is entitled to annual future tax benefits in the form of amortization for income tax purposes. The annual pre-tax benefit on the Section 754 step-up and past payments under the tax receivable agreement was approximately $32.6 million at March 31, 2015. To the extent that the Company does not have sufficient taxable income in a year to fully utilize this annual deduction, the unused benefit is recharacterized as a net operating loss and can then be carried back two years or carried forward for twenty years. The Company measured the deferred tax asset based on the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships utilizing the enacted tax rates at the date of the transaction. All subsequent changes in the measurement of the deferred tax assets due to changes in the enacted tax rates or changes in the valuation allowance, if any, are recorded as a component of income tax expense.

In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. In order to realize the anticipated 2015 pre-tax benefit of approximately $32.6 million, the Company needs to generate approximately $287 million in revenue during 2015, assuming a constant cost structure. In the event that the Company cannot realize the anticipated 2015 pre-tax benefit of $32.6 million, the shortfall becomes a net operating loss that can be carried back two years to offset prior years’ taxable income or carried forward twenty years to offset future taxable income. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets resulting from the basis step up transactions (initial sale of units in the Operating Partnerships and subsequent exchanges of Operating Partnership units since the date of the Reorganization Transactions). The Company has no federal net operating losses at March 31, 2015. The state tax effected net operating loss carryforwards of $22,000 at March 31, 2015 represent the cumulative excess of the Section 754 annual tax deductions over taxable income for 2015 and prior years. The state net operating loss carryforwards expire in 2028.

The Company will recognize interest and penalties related to unrecognized tax benefits in interest and other income, net in the consolidated statements of income. There were no interest or penalties recorded in the three month periods ending March 31, 2015 and 2014.

Tax Receivable Agreement

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007 and kept that election in effect for each taxable year in which an exchange of Operating Partnership partnership units for shares of the Company’s Class A common stock occurred. The initial sale as a result of the Offering and subsequent exchanges of Operating Partnership units for shares of Class A common stock produced increases in the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of tax payments to the extent that the Company has taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $141.0 million and has recorded this amount as a deferred tax asset on its consolidated balance sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2014. The Company is obligated, however, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax is computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges had the Company not entered into the tax receivable agreement.

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

While the actual amount and timing of payments under the tax receivable agreement depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the future payments that will be made to HFF Holdings will be $133.1 million, and has recorded this obligation to HFF Holdings as a liability on the consolidated balance sheet. To the extent the Company does not realize all of the tax benefits in future years, this liability to HFF Holdings may be reduced.

In conjunction with the filing of the Company’s 2013 federal and state tax returns, the benefit for 2013 relating to the Section 754 basis step-up was finalized resulting in $12.5 million of tax benefits being realized by the Company. As discussed above, the Company is obligated to remit to HFF Holdings 85% of any such cash savings in federal and state tax. As such, during the third quarter of 2014, the Company paid $10.7 million to HFF Holdings under the tax receivable agreement. In conjunction with the filing of the Company’s 2012 federal and state tax returns, the benefit for 2012 relating to the Section 754 basis step-up was finalized resulting in $12.2 million of tax benefits being realized by the Company and as such, during the third quarter of 2013, the Company paid $10.4 million to HFF Holdings under the tax receivable agreement. As of March 31, 2015, the Company has made payments to HFF Holdings pursuant to the terms of the tax receivable agreement in an aggregate amount of approximately $52.6 million and the Company anticipates to make a payment of $10.8 million to HFF Holdings in 2015.

13. Stockholders Equity

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. Holders of Class A common stock vote together as a single class on all matters presented to our stockholders for their vote or approval. The Company had issued 38,348,771 and 38,125,363 shares of Class A common stock as of March 31, 2015 and December 31, 2014, respectively.

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

14. Earnings Per Share

The Company’s net income and weighted average shares outstanding for the three month periods ended March 31, 2015 and 2014 consist of the following (dollars in thousands):

	Three months ended March 31,
	2015	2014
Net income	$9,409	$3,707
Weighted Average Shares Outstanding:
Basic	37,895,463	37,559,212
Diluted	38,167,778	37,595,392

The calculations of basic and diluted net income per share amounts for the three month periods ended March 31, 2015 and 2014 are described and presented below.

Basic Net Income per Share

Numerator — net income for the three month periods ended March 31, 2015 and 2014, respectively.

Denominator — the weighted average shares of Class A common stock for the three month periods ended March 31, 2015 and 2014, including 156,238 and 137,531 restricted stock units that have vested and whose issuance is no longer contingent as of March 31, 2015 and March 31, 2014, respectively.

Diluted Net Income per Share

Numerator — net income for the three month periods ended March 31, 2015 and 2014 as in the basic net income per share calculation described above.

Denominator — the weighted average shares of Class A common stock for the three month periods ended March 31, 2015 and 2014, including 156,238 and 137,531 restricted stock units that have vested and whose issuance is no longer contingent as of March 31, 2015 and March 31, 2014, respectively, plus the dilutive effect of the unvested restricted stock units and stock options.

	Three months ended March 31,
	2015	2014
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income	$9,409	$3,707
Denominator:
Weighted average number of shares of Class A common stock outstanding	37,895,463	37,559,212
Basic net income per share of Class A common stock	$0.25	$0.10
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income	$9,409	$3,707
Denominator:
Basic weighted average number of shares of Class A common stock	37,895,463	37,559,212
Add — dilutive effect of:
Unvested restricted stock units	249,462	11,219
Stock options	22,853	24,961
Weighted average common shares outstanding — diluted	38,167,778	37,595,392
Diluted earnings per share of Class A common stock	$0.25	$0.10

15. Related Party Transactions

The Company made payments on behalf of two affiliates of $213 and $426, respectively, during the three month period ended March 31, 2015. The Company made payments on behalf of two affiliates of $213 and $852, respectively, during the three month period ended March 31, 2014. These payments by the Company are primarily for professional services fees and other miscellaneous operating expenses on behalf of the affiliates. The Company had a net receivable from affiliates of $2,000 and $2,000 at March 31, 2015 and December 31, 2014, respectively.

As a result of the Company’s initial public offering, the Company entered into a tax receivable agreement with HFF Holdings that provides for the payment by the Company to HFF Holdings of 85% of the amount of the cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increase in tax basis of the assets owned by HFF LP and HFF Securities and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. As members of HFF Holdings, each of Mark Gibson, the Company’s chief executive officer, and Jody Thornton, the Company’s president, and each a member of the Company’s board of directors and a transaction professional of the Operating Partnerships, John Fowler, a current director emeritus of the Company’s board of directors and a transaction professional of the Operating Partnerships, and H. Scott Galloway, Matthew D. Lawton, Gerard T. Sansosti and Manuel A. de Zarraga, each an Executive Managing Director and a transaction professional of the Operating Partnerships, is entitled to participate in such payments, in each case on a pro rata basis based upon such person’s ownership of interests in each series of tax receivable payments created by the initial public offering or subsequent exchange of Operating Partnership units. The Company retains the remaining 15% of cash savings in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax is computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities allocable to the Company as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the offering and will continue until all such tax benefits have been utilized or have expired. See Note 12 for further information regarding the tax receivable agreement and Note 16 for the amount recorded in relation to this agreement.

16. Commitments and Contingencies

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. The Company has recorded $133.1 million and $134.2 million for this obligation to HFF Holdings as a liability on the consolidated balance sheet as of March 31, 2015 and December 31, 2014.

In recent years, the Company has entered into arrangements with newly-hired transaction professionals whereby these transaction professionals would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the transaction professionals only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2016 through 2018. Currently, the Company cannot reasonably estimate the amounts that would be payable under all of these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the transaction professionals achieving the performance targets and the probability of each of the transaction professionals signing an employment agreement. As of March 31, 2015 and December 31, 2014, $4.1 million and $3.3 million, respectively, have been accrued for these arrangements on the consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of the Company and its subsidiaries as of March 31, 2015, and the results of our operations for the three month period ended March 31, 2015, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

Our Business

We are, based on transaction volume, one of the largest full-service commercial real estate financial intermediaries in the U.S. providing commercial real estate and capital markets services to both the consumers and providers of capital to the U.S. commercial real estate industry. We operate out of 22 offices nationwide with 732 associates including 286 transaction professionals as of March 31, 2015.

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

The factors discussed above have adversely affected and continue to be a risk to our business, as evidenced by the effects of the significant recent disruptions in the global capital and credit markets, and in particular the domestic capital markets. While conditions in 2011 through year to date 2015 have generally improved, the global and domestic credit and liquidity issues, coupled with the global and domestic economic recession/slow down as well as other global and domestic macro events beyond our control, could reduce in the future the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes. This has had, and may have in the future, a significant adverse effect on our capital markets services revenues (including but not limited to our servicing revenues). The significant balance sheet issues of many of the CMBS lenders, banks, life insurance companies, mortgage REITS and debt funds, captive finance companies and other financial institutions have adversely affected, and could again in the future adversely affect the global and domestic economies and the flow of commercial mortgage debt to the U.S. capital markets, and, in turn, could potentially adversely affect all of our capital markets services platforms and resulting revenues.

Other factors that may adversely affect our business are discussed under the heading “Forward-Looking Statements” and under the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

Results of Operations

Following is a discussion of our results of operations for the three months ended March 31, 2015 and March 31, 2014. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2014.

	For the Three Months Ended March 31,				Total Dollar Change	Total Percentage Change
	2015		2014
	Dollars	% of Revenue	Dollars	% of Revenue
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$91,257	96.8%	$75,141	98.8%	$16,116	21.4%
Interest on mortgage notes receivable	2,489	2.6%	425	0.6%	2,064	485.6%
Other	525	0.6%	465	0.6%	60	12.9%

Total revenues	94,271	100.0%	76,031	100.0%	18,240	24.0%
Operating expenses
Cost of services	56,379	59.8%	46,074	60.6%	10,305	22.4%
Personnel	11,518	12.2%	13,941	18.3%	(2,423)	(17.4)%
Occupancy	2,784	3.0%	2,351	3.1%	433	18.4%
Travel and entertainment	3,659	3.9%	2,996	3.9%	663	22.1%
Supplies, research and printing	1,790	1.9%	1,398	1.8%	392	28.0%
Other	6,905	7.3%	5,453	7.2%	1,452	26.6%

Total operating expenses	83,035	88.1%	72,213	95.0%	10,822	15.0%

Operating income	11,236	11.9%	3,818	5.0%	7,418	194.3%
Interest and other income, net	5,541	5.9%	2,910	3.8%	2,631	90.4%
Interest expense	(11)	(0.0)%	(7)	(0.0)%	(4)	57.1%
(Increase) decrease in payable under tax receivable agreement	1,091	1.2%	501	0.7%	590	117.8%

Income before income taxes	17,857	18.9%	7,222	9.5%	10,635	147.3%
Income tax expense	8,448	9.0%	3,515	4.6%	4,933	140.3%

Net income	$9,409	10.0%	$3,707	4.9%	$5,702	153.8%

Adjusted EBITDA (1)	$17,834	18.9%	$11,834	15.6%	$6,000	50.7%

(1)	The Company defines Adjusted EBITDA as net income before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) stock-based compensation expense, which is a non-cash charge, (v) income recognized on the initial recording of mortgage servicing rights that are acquired with no initial consideration, which is also a non-cash income amount that can fluctuate significantly based on the level of mortgage servicing right volumes, and (vi) the increase (decrease) in payable under the tax receivable agreement, which represents changes in a liability recorded on the Company’s consolidated balance sheet determined by the ongoing remeasurement of related deferred tax assets and, therefore, can be income or expense in the Company’s consolidated statement of income in any individual period. The Company uses Adjusted EBITDA in its business operations to, among other things, evaluate the performance of its business, develop budgets and measure its performance against those budgets. The Company also believes that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate its overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under U.S. generally acceptable accounting principles (“GAAP”). The Company finds Adjusted EBITDA as a useful tool to assist in evaluating performance because it eliminates items related to capital structure and taxes, including the Company’s tax receivable agreement. Note that the Company classifies the interest expense on its warehouse lines of credit as an operating expense and, accordingly, it is not eliminated from net income in determining Adjusted EBITDA. Some of the items that the Company has eliminated from net income in determining Adjusted EBITDA are significant to the Company’s business. For example, (i) interest expense is a necessary element of the Company’s costs and ability to generate revenue because it incurs interest expense related to any outstanding indebtedness, (ii) payment of income taxes is a necessary element of the Company’s costs, and (iii) depreciation and amortization are necessary elements of the Company’s costs.

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

Set forth below is a reconciliation of consolidated net income to Adjusted EBITDA for the Company for the three months ended March 31, 2015 and 2014:

Adjusted EBITDA for the Company is calculated as follows:

(dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014
Net income	$9,409	$3,707
Add:
Interest expense	11	7
Income tax expense	8,448	3,515
Depreciation and amortization	2,119	2,053
Stock-based compensation (a)	2,250	4,745
Initial recording of mortgage servicing rights	(3,312)	(1,692)
Increase (decrease) in payable under the tax receivable agreement	(1,091)	(501)

Adjusted EBITDA	$17,834	$11,834

(a)	Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s Plans that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its Plans. Stock-based compensation expense for the three months ended March 31, 2015 reflects $0.6 million expense recognized during such period that was associated with restricted stock granted in February 2015 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2014. Stock-based compensation expense for the three months ended March 31, 2014 reflects $0.5 million expense recognized during such period that was associated with restricted stock granted in March 2014 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2013. Stock-based payments under the firm profit participation bonus plan or office profit participation bonus plans were first made in 2012 in respect of 2011. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

Revenues. Our total revenues were $94.3 million for the three months ended March 31, 2015 compared to $76.0 million for the same period in 2014, an increase of $18.2 million, or 24.0%. Revenues increased primarily due to a 33.1% increase in total production volumes as compared to the first quarter of 2014.

•	The revenues we generated from capital markets services for the three months ended March 31, 2015 increased $16.1 million, or 21.4%, to $91.3 million from $75.1 million for the same period in 2014. The increase is primarily attributable to an increase in the total production volume during the first quarter of 2015 compared to the first quarter of 2014.

•	The revenues derived from interest on mortgage notes receivable were $2.5 million for the three months ended March 31, 2015 compared to $0.4 million for the same period in 2014, an increase of approximately $2.1 million. Revenues increased primarily as a result of an increase in transactions in the first quarter of 2015 compared to the first quarter of 2014 in connection with our services as a Freddie Mac Multifamily Program Plus® Seller/Servicer.

•	The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $0.5 million for each of the three month periods ended March 31, 2015 and March 31, 2014.

Total Operating Expenses. Our total operating expenses were $83.0 million for the three months ended March 31, 2015 compared to $72.2 million for the same period in 2014, an increase of $10.8 million, or 15.0%. Expenses increased primarily due to increased cost of services from an increase in capital markets services revenue and increased headcount.

•	The cost of services for the three months ended March 31, 2015 increased $10.3 million, or 22.4%, to $56.4 million from $46.1 million for the same period in 2014. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues, and increase in compensation expense directly tied to performance-based incentives earned in connection with employment agreements for recruited transaction professionals. Also contributing to the increase in cost of services are higher salary and fringe benefit costs from increased headcount. Cost of services as a percentage of capital markets services revenues was approximately 61.8% and 61.3% for the three month periods ended March 31, 2015 and March 31, 2014, respectively.

•	Personnel expenses that are not directly attributable to providing services to our clients decreased $2.4 million, or 17.4%, to $11.5 million for the three months ended March 31, 2015 from $13.9 million for the same period in 2014. The decrease is primarily related to a decrease in equity compensation costs from the restricted stock awards accounted for as liability awards which were revalued each quarter and which fully vested on March 1, 2014. The total expense related to these liability awards was $0.0 million and $3.3 million for the three months ended March 31, 2015 and 2014, respectively. This decrease was partially offset by an increase in equity compensation costs from other restricted stock awards of $0.8 million, salaries and incentive compensation costs of $0.2 million, and an increase in profit participation costs of $0.2 million. Personnel expenses are also impacted quarterly by the adjustments made to accrue for the estimated expense associated with the Plans. The Plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. The stock compensation cost included in personnel expenses was $2.3 million and $4.7 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in stock compensation costs is primarily due to the mark-to-market adjustment on existing restricted stock awards accounted for as liability awards which resulted in $0.0 million of expense (or a $3.3 million decrease as compared to the first quarter of 2014). At March 31, 2015, there was approximately $27.2 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the unvested restricted stock units is 3.7 years as of March 31, 2015. The weighted average remaining contractual term of the vested options is 4.0 years as of March 31, 2015.

•	Occupancy, travel and entertainment and supplies, research and printing expenses for the three months ended March 31, 2015 increased $1.5 million, or 22.1%, to $8.2 million compared to the same period in 2014. These increases are primarily due to increased travel and entertainment costs stemming from the increase in headcount and production volumes, increased occupancy costs from office expansions from the increase in headcount and increased supplies, research and printing costs from the increase in production volumes, the number of transactions and expenses related to new leases/office expansions.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $6.9 million in the three months ended March 31, 2015, an increase of $1.5 million, or 26.6%, versus $5.5 million in the three months ended March 31, 2014. This increase is primarily related to increased interest on the warehouse lines of credit of $1.0 million due to increased volume on the lines of credit.

Net Income. Our net income for the three months ended March 31, 2015 was $9.4 million, an increase of $5.7 million versus $3.7 million for the same fiscal period in 2014. This increase is primarily due to the increase in revenue as described above.

•	Interest and other income, net for the three months ended March 31, 2015 was $5.5 million, an increase of $2.6 million as compared to $2.9 million for the same fiscal period in 2014 primarily due to increased income from a higher number of loans originated in our participation in Freddie Mac’s Program Plus Seller Servicer® Program during the first quarter of 2015 as compared to the first quarter of 2014, higher gains on sale of servicing rights on certain loans and higher securitization compensation from the sale of servicing rights.

•	The interest expense we incurred in of the three months ended March 31, 2015 and 2014 was $11,000 and $7,000, respectively.

•	(Increase) decrease in payable under the tax receivable agreement reflects the change in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement. The $1.1 million decrease in payable under the tax receivable agreement for the three month period ended March 31, 2015 represents 85% of the decrease in the related deferred tax asset of $1.3 million. The $0.5 million decrease in payable under the tax receivable agreement for the three month period ended March 31, 2014 represents 85% of the decrease in the related deferred tax asset of $0.6 million.

•	Income tax expense was approximately $8.4 million for the three months ended March 31, 2015, as compared to $3.5 million in the three months ended March 31, 2014. This increase is primarily due to the higher income before income taxes during the three months ended March 31, 2015 compared to the same period of the prior year. During the three months ended March 31, 2015, the Company recorded a current income tax expense of $1.6 million and deferred income tax expense of $6.9 million.

Financial Condition

Total assets increased to $932.8 million at March 31, 2015 from $604.3 million at December 31, 2014, primarily due to:

•	An increase in mortgage notes receivable of $419.1 million due to a higher number of loans pending sale to Freddie Mac at March 31, 2015, compared to December 31, 2014.

This increase was partially offset by a decrease in cash and cash equivalents of $89.6 million primarily due to a dividend payment of $67.8 million and the payment of incentive compensation that was accrued as of December 31, 2014.

Total liabilities increased to $799.4 million at March 31, 2015 from $417.8 million at December 31, 2014, primarily due to:

•	An increase in amounts outstanding under the warehouse lines of credit of $419.1 million due to a higher number of loans pending sale to Freddie Mac at March 31, 2015, compared to December 31, 2014.

This increase was partially offset by a decrease in accrued compensation and related taxes of $24.5 million primarily due to the payment of incentive compensation and the reclassification of the share-based component of the accrued incentive compensation for the plans to additional paid-in-capital and a decrease in other current liabilities of $11.5 million primarily from the payment of federal, state and local income taxes.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of distributions to members of HFF Holdings and payment of commissions and bonuses to employees.

First Three Months of 2015

Cash and cash equivalents decreased $89.6 million in the three months ended March 31, 2015. Net cash of $19.0 million was used in operating activities, primarily resulting from a $19.4 million decrease in accrued compensation and related taxes, an $11.2 million decrease in other accrued liabilities, a $2.1 million increase in prepaid taxes, prepaid expenses and other current assets and a $2.1 million increase in accounts receivable. These uses of cash were partially offset by $9.4 million of net income. Cash of $0.7 million was used for investing in property and equipment. Financing activities used $69.9 million primarily due to a dividend payment of $67.8 million that we made to holders of our Class A common stock on February 13, 2015. Additionally, payments on certain capital leases used $0.1 million, $2.4 million was used to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings and we recognized a $0.3 million excess tax benefit related to share-based award activities.

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

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At March 31, 2015, our cash and cash equivalents of approximately $142.5 million were invested or held in a mix of money market funds and bank demand deposit accounts at two financial institutions. Our liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash level, credit lines, interest and payments on debt, capital expenditures and other matters relating to liquidity and to compliance with regulatory net capital requirements.

Over the three month period ended March 31, 2015, we used approximately $19.0 million of cash for operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the three months ended March 31, 2015, we incurred approximately $83.0 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the three months ended March 31, 2015, approximately 60.1% of our operating expenses were considered variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. However, if the economy deteriorates in the future we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings in U.S. federal, state and local income tax that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. We have estimated that future payments that will be made to HFF Holdings will be $133.1 million, of which approximately $10.8 million is anticipated to be paid in 2015. Our liquidity needs related to our long term obligations are primarily related to our facility leases. Additionally, for the three months ended March 31, 2015, we incurred approximately $2.8 million in occupancy expenses and approximately $11,000 in interest expense.

We are a party to an uncommitted $450 million financing arrangement with PNC and an uncommitted $125 million financing arrangement with Huntington, to fund our Freddie Mac loan closings. Pursuant to these arrangements, PNC or Huntington funds the multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington National Bank financing arrangements are only for the purpose of supporting our participation in Freddie Mac’s Program Plus Seller Servicer program and cannot be used for any other purpose. In January 2015, in anticipation of increased loan volume, PNC agreed to a one-time increase of $500 million to be outstanding for a period of 15 days, which was utilized in April 2015. Effective March 17, 2015, the $350 million financing arrangement with PNC was then increased by $100 million to a total of $450 million. Additionally, on January 27, 2015, HFF LP entered into an agreement with Huntington to increase the uncommitted financing agreement by $100 million for a period of the lesser of 60 days after the first advance or May 1, 2015, at which time the arrangement reverts back to $125 million. As of March 31, 2015, we had outstanding borrowings of $604.2 million under the PNC/Huntington arrangements and a corresponding amount of mortgage notes receivable. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

Intangible Assets. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing, prepayment rates and discount rates are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of March 31, 2015, the fair value and net book value of the servicing rights were $27.9 million and $22.1 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 106.0%, the discount rate increased 51.0% or if there is a 19.0% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.

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

The net deferred tax asset of $139.2 million at March 31, 2015 is comprised mainly of a $141.0 million deferred tax asset related to the Section 754 of the Internal Revenue Code (“Section 754”) election tax basis step up. The net deferred tax asset related to the Section 754 election tax basis step up of $141.0 million represents annual pre-tax deductions on the Section 754 basis step up and payments under the tax receivable agreement of approximately $32.6 million in 2015, then increasing to $52.9 million in 2021 and then decreasing over the next nine years to approximately $0.1 million in 2030. In order to realize the anticipated pre-tax benefit of approximately $32.6 million in 2015, the Company needs to generate approximately $287 million in revenue, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit each year, the shortfall becomes a net operating loss that can be carried back 2 years to offset prior years’ taxable income, if any, or carried forward 20 years to offset future taxable income. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction would be made in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets.

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

Employment / Non-compete Agreements. The Company has entered into arrangements with newly-hired transaction professionals whereby these transaction professionals would be paid additional compensation if certain performance targets are met over a defined period. Some of these agreements contain provisions that the payments will be made to the transaction professionals only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2016 through 2018. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the transaction professionals achieving the performance targets and the probability of each of the transaction professionals signing an employment agreement, if applicable. As of March 31, 2015, $4.1 million has been accrued for these arrangements.

Firm and Office Profit Participation Plans and Executive Bonus Plan. The Company’s firm and office profit participation plans, and effective January 1, 2015, our executive bonus plan allows for payments in cash and share-based awards if certain performance targets are achieved during the year. The expense associated with the Plans is included in personnel expenses in the consolidated statements of income. The expense recorded for these plans is estimated during the year based on actual results at each interim reporting date and an estimate of future results for the remainder of the year. The Plans allow for payments to be made in both cash and share-based awards, the composition of which is determined in the first calendar quarter of the subsequent year. Cash and share-based awards issued under these Plans are subject to vesting conditions over the subsequent three years beginning on the first anniversary of each grant, such that the total expense measured for these plans is recorded over the period from the beginning of the performance year through the final vesting date. Based on an accounting policy election, the expense associated with the share-based component of the estimated incentive payout is recognized before the grant date of the stock due to the fact that the terms of the Plans have been approved by the Company’s board of directors and the employees of the Company understand the requirements to earn the award. Prior to the grant date, the expense related to the share-based component is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income. Following the award, if any, the share-based component expense of the related incentive payout, is reclassified as stock compensation costs with personnel expenses.

Certain Information Concerning Off-Balance Sheet Arrangements

We do not currently invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

Seasonality

Our capital markets services revenue has historically been seasonal, which can affect an investor’s ability to compare our financial condition and results of operation on a quarter-by-quarter basis. This seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first half of the year and higher in the second half of the year. The typical concentration of earnings and cash flows in the last half of the year has historically been due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. However, given the recent disruptions, write-offs and credit losses in the global and domestic capital markets, the liquidity issues facing all global capital markets, and in particular the U.S. commercial real estate markets, this historical pattern of seasonality may or may not continue.

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

Pending Accounting Pronouncements

In May 2014, the FASB issued changes to revenue recognition with customers. This update provides a five-step analysis of transactions to determine when and how revenue is recognized. An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition guidance will be effective for HFF, Inc. beginning January 1, 2017. However, the FASB, on April 1, 2015, voted to propose to defer the effective date by one year and that proposal is planned to be subject to a 30-day comment period. If the proposal is approved, early adoption would be permitted as of the original effective date. As proposed the guidance permits two implementation approaches: one, requiring retrospective application with restatement for each period presented or; two, as a cumulative-effect adjustment with disclosure of changes as compared with prior standards for each period presented. We are currently evaluating the methods of adoption as well as the impact that it may have, if any, on our consolidated financial statements. The new revenue guidance will supersede existing revenue guidance affecting our Company, and may also affect our business processes and our information technology systems. As a result, our evaluation of the effect of the new revenue guidance will extend over future periods.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Mark Gibson and Jody Thornton informed us that they each entered into Rule 10b5-1 trading plans pursuant to which Mr. Gibson and Mr. Thornton each plan to sell 200,000 shares of our common stock in the future.

Item 6. Exhibits.

A. Exhibits

10.1	Holliday Fenoglio Fowler, L.P. Second Amended and Restated Profit Participation Bonus Plan.
10.2	HFF Securities, L.P. Second Amended and Restated Profit Participation Bonus Plan.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HFF, INC.

Dated: May 7, 2015	By:	/s/ Mark D. Gibson
Mark D. Gibson
Chief Executive Officer,
Director and Executive Managing Director
(Principal Executive Officer)

Dated: May 7, 2015	By:	/s/ Gregory R. Conley
Gregory R. Conley
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Holliday Fenoglio Fowler, L.P. Second Amended and Restated Profit Participation Bonus Plan.

10.2	HFF Securities, L.P. Second Amended and Restated Profit Participation Bonus Plan.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase