Form 10-Q
period 2015-06-30
HFF, Inc.
filed 2015-08-06
CIK 1380509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding as of July 31, 2015 was 37,835,667 shares.

HFF, INC. AND SUBSIDIARIES

June 30, 2015

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

SPECIAL NOTE REGARDING THE REGISTRANT

In connection with our initial public offering in February 2007, we effected a reorganization of our business into a holding company holding the partnership interests in Holliday Fenoglio Fowler, L.P. and HFF Securities L.P. (together, the “Operating Partnerships”), held through the wholly owned subsidiary HFF Partnership Holdings, LLC, a Delaware limited liability company and all of the outstanding shares of Holliday GP Corp. (“Holliday GP”), the sole general partner of each of the Operating Partnerships. The transactions that occurred in connection with the initial public offering and reorganization are referred to as the “Reorganization Transactions.”

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

HFF, Inc.

Consolidated Balance Sheets

(Dollars in Thousands)

(Current period unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$169,328	$232,053
Accounts receivable	4,669	1,462
Receivable from affiliate	3	2
Mortgage notes receivable	449,113	185,128
Prepaid taxes	853	729
Prepaid expenses and other current assets	5,457	3,281
Deferred tax asset, net	6,842	5,955

Total current assets, net	636,265	428,610
Property and equipment, net	11,000	10,173
Deferred tax asset, net	131,171	140,095
Goodwill	3,712	3,712
Intangible assets, net	24,517	20,647
Other noncurrent assets	1,582	1,015

Total Assets	$808,247	$604,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$429	$337
Warehouse line of credit	449,113	185,128
Accrued compensation and related taxes	40,969	51,335
Accounts payable	1,733	2,087
Payable under tax receivable agreement	10,789	10,789
Other current liabilities	18,015	37,031

Total current liabilities	521,048	286,707
Deferred rent credit	7,570	7,304
Payable under the tax receivable agreement, less current portion	122,276	123,367
Long-term debt, less current portion	531	429

Total liabilities	651,425	417,807
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 authorized; 38,351,367 and 38,125,363 shares issued, respectively; 37,835,667 and 37,677,981 shares outstanding, respectively	383	381
Treasury stock, 515,700 and 447,382 shares at cost, respectively	(11,418)	(9,042)
Additional paid-in-capital	112,990	101,148
Retained earnings	54,867	93,958

Total equity	156,822	186,445

Total liabilities and stockholders’ equity	$808,247	$604,252

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Income

(Dollars in Thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Capital markets services revenue	$121,021	$93,579	$212,278	$168,720
Interest on mortgage notes receivable	3,329	708	5,818	1,133
Other	642	500	1,167	965

	124,992	94,787	219,263	170,818
Expenses
Cost of services	69,342	53,343	125,721	99,417
Personnel	13,513	11,134	25,031	25,075
Occupancy	2,949	2,332	5,733	4,683
Travel and entertainment	3,672	3,075	7,331	6,071
Supplies, research, and printing	1,674	1,622	3,464	3,020
Insurance	569	511	1,172	1,015
Professional fees	1,492	1,131	2,773	2,338
Depreciation and amortization	2,162	1,883	4,281	3,936
Interest on warehouse line of credit	1,719	365	3,016	614
Other operating	2,199	1,385	3,804	2,825

	99,291	76,781	182,326	148,994

Operating income	25,701	18,006	36,937	21,824

Interest and other income, net	9,476	3,241	15,017	6,151
Interest expense	(11)	(9)	(22)	(16)
(Increase) decrease in payable under the tax receivable agreement	—	—	1,091	501

Income before income taxes	35,166	21,238	53,023	28,460
Income tax expense	13,992	8,630	22,440	12,145

Net income	$21,174	$12,608	$30,583	$16,315

Earnings per share - Basic and Diluted
Income available to HFF, Inc. common stockholders - Basic	$0.56	$0.33	$0.81	$0.43
Income available to HFF, Inc. common stockholders - Diluted	$0.55	$0.33	$0.80	$0.43

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars in Thousands, except share data)

(Unaudited)

					Additional
	Common Stock		Treasury Stock		Paid in	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Stockholders’ equity, December 31, 2014	37,677,981	$381	447,382	$(9,042)	$101,148	$93,958	$186,445
Stock compensation and other, net	—	—	—	—	9,564	—	9,564
Excess tax benefits from share-based award activities	—	—	—	—	318	—	318
Issuance of Class A common stock, net	226,004	2	—	—	107	—	109
Repurchase of Class A common stock	(68,318)	—	68,318	(2,376)	—	—	(2,376)
Dividends paid	—	—	—	—	1,853	(69,674)	(67,821)
Net income	—	—	—	—	—	30,583	30,583

Stockholders’ equity, June 30, 2015	37,835,667	$383	515,700	$(11,418)	$112,990	$54,867	$156,822

					Additional
	Common Stock		Treasury Stock		Paid in	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Stockholders’ equity, December 31, 2013	37,248,416	$372	250,380	$(2,760)	$76,097	$101,865	$175,574
Stock compensation and other, net	—	—	—	—	19,898	—	19,898
Excess tax benefits from share-based award activities	—	—	—	—	973	—	973
Issuance of Class A common stock, net	625,532	9	—	—	(9)	—	—
Repurchase of Class A common stock	(197,002)	—	197,002	(6,282)	—	—	(6,282)
Dividends paid	—	—	—	—	1,027	(69,193)	(68,166)
Net income	—	—	—	—	—	16,315	16,315

Stockholders’ equity, June 30, 2014	37,676,946	$381	447,382	$(9,042)	$97,986	$48,987	$138,312

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income	$30,583	$16,315
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	4,544	6,664
Excess tax benefits from share-based award activities	(318)	(973)
Deferred taxes	8,037	10,825
(Decrease) increase in payable under the tax receivable agreement	(1,091)	(501)
Depreciation and amortization:
Property and equipment	1,147	951
Intangibles	3,134	2,985
Gain on sale or disposition of assets, net	(7,308)	(2,158)
Mortgage service rights assumed	(1,719)	(2,176)
Proceeds from sale of mortgage servicing rights	2,025	887
Increase (decrease) in cash from changes in:
Accounts receivable	(3,207)	(3,076)
Receivable from affiliates	(1)	(2)
Mortgage notes receivable	(263,985)	(96,856)
Net borrowings on warehouse line of credit	263,985	96,856
Prepaid taxes, prepaid expenses and other current assets	(2,300)	(8,253)
Other noncurrent assets	(567)	106
Accrued compensation and related taxes	(5,346)	(7,770)
Accounts payable	(354)	(550)
Other accrued liabilities	(18,698)	(6,551)
Other long-term liabilities	355	(95)

Net cash provided by operating activities	8,916	6,628
Investing activities
Purchases of property and equipment	(1,679)	(1,053)

Net cash used in investing activities	(1,679)	(1,053)
Financing activities
Payments on long-term debt	(192)	(157)
Proceeds from stock options exercised	109	—
Excess tax benefits from share-based award activities	318	973
Dividends paid	(67,821)	(68,166)
Treasury stock	(2,376)	(6,282)

Net cash used in financing activities	(69,962)	(73,632)

Net decrease in cash	(62,725)	(68,057)
Cash and cash equivalents, beginning of period	232,053	201,262

Cash and cash equivalents, end of period	$169,328	$133,205

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

Basis of Presentation

The accompanying consolidated financial statements of the Company as of June 30, 2015 and December 31, 2014 and for the three and six month periods ended June 30, 2015 and June 30, 2014, include the accounts of HFF LP, HFF Securities, and the Company’s wholly-owned subsidiaries, Holliday GP and HoldCo LLC. All significant intercompany accounts and transactions have been eliminated.

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

Pending Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued changes to revenue recognition with customers. This update provides a five-step analysis of transactions to determine when and how revenue is recognized. An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update will be effective for the Company beginning in fiscal year 2018. This update may be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

2. Summary of Significant Accounting Policies

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Accordingly, significant accounting policies and disclosures normally provided have been omitted as such items are disclosed therein. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results expected for the year ending December 31, 2015.

The Company has a firm profit participation plan, office profit participation plans, and effective January 1, 2015, an executive bonus plan (the “Plans”) that allow for incentive payments to be made, based on achieving various performance metrics, either in the form of cash or stock at the election of the Company’s board of directors. The expense associated with the Plans is included within personnel expenses in the consolidated statements of income. The expense recorded for these Plans is estimated during the year based on actual results at each interim reporting date and an estimate of future results for the remainder of the year. Based on an accounting policy election, the expense associated with the estimated share-based component of the estimated incentive payout is recognized before the grant date of the share-based awards due to the fact that the terms of the Plans have been approved by the Company’s board of directors and the employees of the Company understand the requirements to earn the award. Prior to the grant date, the share-based component expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income. Following the award, if any, of the related incentive payout, the share-based component expense is reclassified as stock compensation costs within personnel expenses and the share-based component of the accrued incentive compensation is reclassified as additional paid-in-capital upon the granting of the awards on the Company’s consolidated balance sheets.

Prior to January 1, 2015, the Company’s office and firm profit participation plans allowed for payment to be made in both cash and share-based awards, and the composition of such payment was determined in the first calendar quarter of the subsequent year. A portion of the cash and share-based awards issued under these office and firm profit participation plans are subject to time-based vesting conditions over the subsequent twelve months of the grant date, such that the total expense measured for these Plans is recorded over the period from the beginning of the performance year through the vesting date, or 26 months. In addition, prior to January 1, 2015, awards made under the executive bonus plans were historically settled as a cash payment made in the first calendar quarter of the subsequent year, with the entire award recognized as expense in the performance year.

Effective January 1, 2015, the Company amended the Plans, which will now provide for an overall increase in the allocation of share-based awards. The cash portion of the awards will not be subject to time-based vesting conditions and will be expensed during the performance year. The share-based portion of the awards is subject to a three year time-based vesting schedule beginning on the first anniversary of the grant (which is made in the first calendar quarter of the subsequent year). As a result, the total expense for the share-based portion of the awards is recorded over the period from the beginning of the performance year through the vesting date, or 50 months. Therefore, under the new design of the Plans, the expense recognized during the performance year will be less than the expense that would have been recognized under the previous Plan design. The Company expects that difference will be recognized as an increase in expense over the subsequent three years, irrespective of the Company’s financial performance in the future periods.

3. Stock Compensation

The stock compensation cost that has been charged against income for the three and six months ended June 30, 2015 was $2.3 million and $4.5 million, respectively, which is recorded in personnel expenses in the consolidated statements of income. The stock compensation cost that has been charged against income for the three and six months ended June 30, 2014 was $1.9 million and $6.7 million, respectively. At June 30, 2015, there was approximately $24.4 million of unrecognized compensation cost related to non-vested restricted stock units with a weighted average remaining contractual term of 3.4 years. As of June 30, 2015, there were 1,319,093 restricted stock units outstanding, of which 1,153,361 have continued vesting requirements. Stock compensation expense related to the liability awards that have been included within income for the three and six months ended June 30, 2014 was $0.0 million and $3.3 million, respectively.

During the three month period ended June 30, 2015, no options were granted, vested, exercised or forfeited.

During the three month period ended June 30, 2015, 9,108 new restricted stock units were granted, 12,090 vested of which 2,596 were converted to Class A common stock, and 27,530 restricted stock units were forfeited.

The fair value of vested restricted stock units was $6.9 million at June 30, 2015.

4. Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	June 30, 2015	December 31, 2014
Furniture and equipment	$7,040	$8,035
Computer equipment	1,499	1,072
Capitalized software costs	672	497
Leasehold improvements	11,245	9,523

Subtotal	20,456	19,127
Less accumulated depreciation and amortization	(9,456)	(8,954)

	$11,000	$10,173

At June 30, 2015 and December 31, 2014, the Company has recorded, within furniture and equipment, office equipment under capital leases of $1.5 million and $1.4 million, respectively, including accumulated amortization of $0.6 million and $0.6 million, respectively, which is included within depreciation and amortization expense in the accompanying consolidated statements of income. See Note 7 for discussion of the related capital lease obligations.

5. Intangible Assets

The Company’s intangible assets are summarized as follows (dollars in thousands):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Mortgage servicing rights	$45,599	$(21,182)	$24,417	$41,041	$(20,494)	$20,547
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$45,699	$(21,182)	$24,517	$41,141	$(20,494)	$20,647

As of June 30, 2015 and December 31, 2014, the Company serviced $44.7 billion and $39.3 billion, respectively, of commercial loans. The Company earned $4.9 million and $9.4 million in servicing fees and interest on float and escrow balances for the three and six month periods ending June 30, 2015, respectively. The Company earned $4.3 million and $8.3 million in servicing fees and interest on float and escrow balances for the three and six month periods ending June 30, 2014, respectively. These revenues are recorded as capital markets services revenues in the consolidated statements of income.

The total commercial loan servicing portfolio includes loans for which there are no corresponding mortgage servicing rights recorded on the balance sheet, as these servicing rights were assumed prior to the Company’s adoption of ASC 860, Transfers and Servicing (ASC 860) on January 1, 2007 and involved no initial consideration paid by the Company. The Company recorded mortgage servicing rights of $24.4 million and $20.5 million on $40.4 billion and $34.5 billion, respectively, of the total loans serviced as of June 30, 2015 and December 31, 2014.

The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (“CMBS”), Freddie Mac and limited-service life company loans.

Changes in the carrying value of mortgage servicing rights for the six month periods ended June 30, 2015 and 2014, were as follows (dollars in thousands):

Category	12/31/14	Capitalized	Amortized	Sold / Transferred	6/30/15
Freddie Mac	$5,199	$5,910	$(708)	$(3,324)	$7,077
CMBS	13,021	584	(1,604)	2,699	14,700
Life company	1,913	1,062	(679)	—	2,296
Life company – limited	414	73	(143)	—	344

Total	$20,547	$7,629	$(3,134)	$(625)	$24,417

Category	12/31/13	Capitalized	Amortized	Sold / Transferred	6/30/14
Freddie Mac	$3,730	$1,445	$(976)	$(932)	$3,267
CMBS	10,978	1,271	(1,285)	758	11,722
Life company	1,537	817	(598)	—	1,756
Life company – limited	431	88	(126)	—	393

Total	$16,676	$3,621	$(2,985)	$(174)	$17,138

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration for the CMBS and life company tranches. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $3.4 million and $5.9 million on $1.9 billion and $3.0 billion of loans, respectively, during the three and six month periods ending June 30, 2015, respectively and $0.6 million and $1.4 million on $224.1 million and $531.5 million of loans, respectively, during the three and six month periods ending June 30, 2014, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration on the CMBS and Life company tranches of $0.9 million and $1.7 million on $2.4 billion and $4.4 billion of loans, respectively, during the three and six month periods ending June 30, 2015, respectively and $1.3 million and $2.2 million on $1.3 billion and $3.5 billion of loans, respectively, during the three and six month periods ending June 30, 2014. During the six months ending June 30, 2015 and 2014, the Company sold the cashiering portion of certain Freddie Mac mortgage servicing rights. While the Company transferred the risks and rewards of ownership of the cashiering portion of the mortgage servicing rights, the Company continues to perform limited servicing activities on these loans for a reduced market-based fee. Therefore, the remaining servicing rights were transferred to the CMBS servicing tranche. The net result of these transactions was the Company recording a gain in the three and six months ending June 30, 2015 of $1.0 million and $1.4 million, respectively, and $0.4 million and $0.7 million during the three and six month periods ending June 30, 2014, respectively, within interest and other income, net in the consolidated statements of income. The Company also received securitization compensation in relation to the securitization of certain Freddie Mac loans for which the Company services in the three and six months ending June 30, 2015 of $2.5 million and $3.2 million, respectively, and $0.5 million and $0.7 million during the three and six month periods ending June 30, 2014, respectively. The securitization compensation is recorded within interest and other income, net in the consolidated statements of income.

Amortization expense related to intangible assets was $1.6 million and $3.1 million during the three and six month periods ended June 30, 2015 and $1.4 million and $3.0 million during the three and six month periods ending June 30, 2014, respectively, and is recorded in depreciation and amortization in the consolidated statements of income.

Estimated amortization expense for the next five years is as follows (dollars in thousands):

Remainder of 2015	$3,002
2016	5,364
2017	4,227
2018	3,119
2019	2,453
2020	1,999

The weighted-average life of the mortgage servicing rights intangible asset was 6.6 years at June 30, 2015.

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

As of June 30, 2015, the Company did not have any financial assets or liabilities recognized at fair value on a recurring basis.

In accordance with generally accepted accounting principles, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and mortgage notes receivable. The mortgage servicing rights are recorded at fair value upon initial recording and were not re-measured at fair value during the second quarter of 2015 because the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at June 30, 2015. The fair value of the mortgage notes receivable was based on prices observable in the market for similar loans and equaled carrying value at June 30, 2015. Therefore, no lower of cost or fair value adjustment was required.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of June 30, 2015 (in thousands):

		June 30, 2015 Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring fair value measurements
Mortgage notes receivable	$449,113	$—	$449,113	$—
Mortgage servicing rights	24,417	—	—	31,790

Total nonrecurring fair value measurements	$473,530	$—	$449,113	$31,790

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

Mortgage servicing rights do not trade in an active, open market with readily-available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Expected life of cash flows	3 years to 10 years	3 years to 11 years
Discount rate (1)	14% to 20%	14% to 20%
Prepayment rate	0% to 8%	0% to 8%
Inflation rate	2%	2%
Cost of service per loan	$1,600 to $4,081	$1,600 to $4,189

(1)	Reflects the time value of money and the risk of future cash flows related to the possible cancellation of servicing contracts, transferability restrictions on certain servicing contracts, concentration in the life company portfolio and large loan risk.

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

7. Capital Lease Obligations

Capital lease obligations consist of the following at June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Capital lease obligations	$960	$766
Less current maturities	429	337

	$531	$429

Capital lease obligations consist primarily of office equipment leases that expire at various dates through May 2019. A summary of future minimum lease payments under capital leases at June 30, 2015 is as follows (dollars in thousands):

Remainder of 2015	$223
2016	405
2017	265
2018	59
2019	8

$960

8. Warehouse Line of Credit

HFF LP maintains two uncommitted warehouse revolving lines of credit for the purpose of funding the Freddie Mac mortgage loans that it originates in connection with its services as a Freddie Mac Multifamily Program Plus® Seller/Servicer. The Company is party to an uncommitted $450 million financing arrangement with PNC Bank, N.A. (“PNC”) and an uncommitted $125 million financing arrangement with The Huntington Bank (“Huntington”). In January 2015, PNC agreed to provide a $500 million bulge facility for a period of 15 days, which was utilized in April 2015. Effective March 2015, PNC then increased the financing arrangement by $100 million to a total of $450 million. Additionally, in January 2015, HFF LP entered into an agreement with Huntington to increase the uncommitted financing arrangement by $100 million for a period to extend no later than May 1, 2015, at which time the arrangement reverted to $125 million.

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting the Company’s participation in Freddie Mac’s Program Plus® Seller/Servicer program and cannot be used for any other purpose. As of June 30, 2015 and December 31, 2014, HFF LP had $449.1 million and $185.1 million, respectively, outstanding on the warehouse lines of credit and a corresponding amount of mortgage notes receivable. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (0.18% and 0.15% at June 30, 2015 and December 31, 2014, respectively) plus a spread. HFF LP is also paid interest on its loan secured by a multifamily loan at the rate in the Freddie Mac note.

9. Lease Commitments

The Company leases various corporate offices (which leases sometime include parking spaces) and office equipment under noncancelable operating leases. These leases have initial terms of three to eleven years. Several of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $2.4 million and $4.7 million, respectively, during the three and six month periods ended June 30, 2015 and $1.8 million and $3.7 million, respectively, during the three and six month periods ending June 30, 2014 and is recorded within occupancy expense in the consolidated statements of income.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (dollars in thousands):

Remainder of 2015	$3,919
2016	7,429
2017	7,510
2018	6,965
2019	6,239
2020	5,589
Thereafter	6,895

$44,546

The Company subleases certain office space to subtenants, which subleases may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2019. See Note 4 and Note 7 above for further description of the assets and related obligations recorded under these capital leases at June 30, 2015 and December 31, 2014, respectively.

10. Servicing

The Company services commercial real estate loans for lenders. The unpaid principal balance of the servicing portfolio totaled $44.7 billion and $39.3 billion at June 30, 2015 and December 31, 2014, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At June 30, 2015 and December 31, 2014, the funds held in escrow totaled $181.2 million and $240.3 million, respectively. These funds, and the offsetting liabilities of the borrowers to external parties, are not presented in the Company’s consolidated financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of income.

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

12. Income Taxes

Income tax expense includes current and deferred taxes as follows (dollars in thousands):

	Current	Deferred	Total
Six Months Ended June 30, 2015:
Federal	$11,883	$6,080	$17,963
State	2,520	1,957	4,477

	$14,403	$8,037	$22,440

	Current	Deferred	Total
Six Months Ended June 30, 2014:
Federal	$910	$9,228	$10,138
State	410	1,597	2,007

	$1,320	$10,825	$12,145

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	June 30,
	2015		2014
Income tax expense / (benefit)		Rate		Rate
Taxes computed at federal rate	$18,558	35.0%	$9,961	35.0%
State and local taxes, net of federal tax benefit	2,277	4.3%	1,327	4.7%
Effect of deferred tax rate change	1,284	2.4%	590	2.1%
Change in income tax benefit payable to stockholder	(136)	(0.3)%	(53)	(0.2)%
Provision to return adjustment	—	0.0%	(5)	(0.0)%
Compensation limitation	—	0.0%	26	0.1%
Meals and entertainment	455	0.9%	294	1.0%
Other	2	0.0%	5	0.0%

Income tax expense	$22,440	42.3%	$12,145	42.7%

Deferred income tax assets and liabilities consist of the following at June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Deferred income tax assets:
Section 754 election tax basis step-up	$138,141	$145,151
Tenant improvements	2,971	2,800
Net operating loss carryforward	—	36
Restricted stock units	4,780	3,762
Compensation	4,433	5,054
Intangible asset	450	470
Other	480	398

Deferred income tax asset	151,255	157,671
Deferred income tax liabilities:
Goodwill	(1,277)	(1,276)
Servicing rights	(9,317)	(7,815)
Deferred rent	(2,063)	(1,944)
Investment in partnership	(586)	(586)

Deferred income tax liability	(13,243)	(11,621)

Net deferred income tax asset	$138,012	$146,050

The primary deferred tax asset represents a tax basis step-up election under Section 754 of the Internal Revenue Code (“Section 754”) made by the Company relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for shares of the Company’s Class A common stock since the date of the Reorganization Transactions. As a result of the step-up in basis from these transactions, the Company is entitled to annual future tax benefits in the form of amortization for income tax purposes. The annual pre-tax benefit on the Section 754 step-up and past payments under the tax receivable agreement was approximately $32.6 million at June 30, 2015. To the extent that the Company does not have sufficient taxable income in a year to fully utilize this annual deduction, the unused benefit is recharacterized as a net operating loss and can then be carried back two years or carried forward for twenty years. The Company measured the deferred tax asset based on the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships utilizing the enacted tax rates at the date of the transaction. All subsequent changes in the measurement of the deferred tax assets due to changes in the enacted tax rates or changes in the valuation allowance, if any, are recorded as a component of income tax expense.

In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. In order to realize the anticipated 2015 pre-tax benefit of approximately $32.6 million, the Company needs to generate approximately $287 million in revenue during 2015, assuming a constant cost structure. In the event that the Company cannot realize the anticipated 2015 pre-tax benefit of $32.6 million, the shortfall becomes a net operating loss that can be carried back two years to offset prior years’ taxable income or carried forward twenty years to offset future taxable income. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets resulting from the basis step up transactions (initial sale of units in the Operating Partnerships and subsequent exchanges of Operating Partnership units since the date of the Reorganization Transactions). The Company has no federal or state net operating losses at June 30, 2015.

The Company has analyzed the need for a reserve for unrecognized tax benefits under ASC 740-10 and has determined that any such tax benefits do not have a material impact on the financial statements. It is not expected that there will be a significant increase or decrease in the amount of unrecognized tax benefits within the next 12 months. With few exceptions, the Company is no longer subject to US federal or state and local tax examination by tax authorities before 2011.

The Company will recognize interest and penalties related to unrecognized tax benefits in interest and other income, net in the consolidated statements of income. There were no interest or penalties recorded in the three and six month periods ending June 30, 2015 and 2014.

Tax Receivable Agreement

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007 and kept that election in effect for each taxable year in which an exchange of Operating Partnership partnership units for shares of the Company’s Class A common stock occurred. The initial sale as a result of the Offering and subsequent exchanges of Operating Partnership units for shares of Class A common stock produced increases in the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of tax payments to the extent that the Company has taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $138.1 million and has recorded this amount as a deferred tax asset on its consolidated balance sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2015. The Company is obligated, however, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax is computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges had the Company not entered into the tax receivable agreement.

The Company accounted for the income tax effects and corresponding tax receivable agreement effects as a result of the initial purchase and the sale of units of the Operating Partnerships in connection with the Reorganization Transactions and subsequent exchanges of Operating Partnership units for the Company’s Class A shares, by recognizing a deferred tax asset for the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships, based on enacted tax rates at the date of the transaction, less any tax valuation allowance the Company believes is required. Subsequent changes in enacted tax rates or any valuation allowance are recorded as a component of income tax expense.

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

As of June 30, 2015, the Company has made payments to HFF Holdings pursuant to the terms of the tax receivable agreement in an aggregate amount of approximately $52.6 million and the Company anticipates to make a payment of $10.8 million to HFF Holdings in 2015.

13. Stockholders Equity

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. Holders of Class A common stock vote together as a single class on all matters presented to our stockholders for their vote or approval. The Company had issued 38,351,367 and 38,125,363 shares of Class A common stock as of June 30, 2015 and December 31, 2014, respectively.

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

14. Earnings Per Share

The Company’s net income and weighted average shares outstanding for the three and six month periods ended June 30, 2015 and 2014 consist of the following (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$21,174	$12,608	$30,583	$16,315
Weighted Average Shares Outstanding:
Basic	37,993,887	37,817,666	37,944,922	37,689,260
Diluted	38,461,869	38,023,500	38,315,071	37,810,267

The calculations of basic and diluted net income per share amounts for the three and six month periods ended June 30, 2015 and 2014 are described and presented below.

Basic Net Income per Share

Numerator — net income for the three and six month periods ended June 30, 2015 and 2014, respectively.

Denominator — the weighted average shares of Class A common stock for the three and six month periods ended June 30, 2015 and 2014, including 165,732 and 149,417 restricted stock units that have vested and whose issuance is no longer contingent as of June 30, 2015 and June 30, 2014, respectively.

Diluted Net Income per Share

Numerator — net income for the three and six month periods ended June 30, 2015 and 2014 as in the basic net income per share calculation described above.

Denominator — the weighted average shares of Class A common stock for the three and six month periods ended June 30, 2015 and 2014, including 165,732 and 149,417 restricted stock units that have vested and whose issuance is no longer contingent as of June 30, 2015 and June 30, 2014, respectively, plus the dilutive effect of the unvested restricted stock units and stock options.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income	$21,174	$12,608	$30,583	$16,315
Denominator:
Weighted average number of shares of Class A common stock outstanding	37,993,887	37,817,666	37,944,922	36,689,260
Basic net income per share of Class A common stock	$0.56	$0.33	$0.81	$0.43
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income	$21,174	$12,608	$30,583	$16,315
Denominator:
Basic weighted average number of shares of Class A common stock	37,993,887	37,817,666	37,944,922	36,689,260
Add—dilutive effect of:
Unvested restricted stock units	446,136	180,470	347,799	95,845
Stock options	21,846	25,364	22,350	25,162
Weighted average common shares outstanding — diluted	38,461,869	38,023,500	38,315,071	37,810,267
Diluted earnings per share of Class A common stock	$0.55	$0.33	$0.80	$0.43

15. Related Party Transactions

The Company made payments on behalf of two affiliates of $513 and $826, respectively, during the three and six month periods ended June 30, 2015 and $552 and $1,617, respectively, during the three and six month periods ended June 30, 2014. These payments by the Company are primarily for professional services fees and other miscellaneous operating expenses on behalf of the affiliates. The Company had a net receivable from affiliates of $3,000 and $2,000 at June 30, 2015 and December 31, 2014, respectively.

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

16. Commitments and Contingencies

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. The Company has recorded $133.1 million and $134.2 million for this obligation to HFF Holdings as a liability on the consolidated balance sheet as of June 30, 2015 and December 31, 2014, respectively.

In recent years, the Company has entered into arrangements with newly-hired transaction professionals whereby these transaction professionals would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the transaction professionals only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2016 through 2018. Currently, the Company cannot reasonably estimate the amounts that would be payable under all of these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the transaction professionals achieving the performance targets and the probability of each of the transaction professionals signing an employment agreement. As of June 30, 2015 and December 31, 2014, $4.7 million and $3.3 million, respectively, have been accrued for these arrangements on the consolidated balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of the Company and its subsidiaries as of June 30, 2015, and the results of our operations for the three and six month periods ended June 30, 2015, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

Our Business

We are, based on transaction volume, one of the largest full-service commercial real estate financial intermediaries in the U.S. providing commercial real estate and capital markets services to both the consumers and providers of capital to the U.S. commercial real estate industry. We operate out of 22 offices nationwide with approximately 758 associates including approximately 286 transaction professionals as of June 30, 2015.

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

The factors discussed above have adversely affected and continue to be a risk to our business, as evidenced by the effects of the significant recent disruptions in the global capital and credit markets, and in particular the domestic capital markets. While conditions in the most recent years have generally improved, the global and domestic credit and liquidity issues, coupled with the global and domestic economic recession/slow down as well as other global and domestic macro events beyond our control, could reduce in the future the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes. This has had, and may have in the future, a significant adverse effect on our capital markets services revenues (including but not limited to our servicing revenues). The significant balance sheet issues of many of the CMBS lenders, banks, life insurance companies, mortgage REITS and debt funds, captive finance companies and other financial institutions have adversely affected, and could again in the future adversely affect the global and domestic economies and the flow of commercial mortgage debt to the U.S. capital markets, and, in turn, could potentially adversely affect all of our capital markets services platforms and resulting revenues.

Other factors that may adversely affect our business are discussed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

Results of Operations

Following is a discussion of our results of operations for the three months ended June 30, 2015 and June 30, 2014. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2014.

	For the Three Months Ended June 30,
	2015		2014
	Dollars	% of Revenue	Dollars	% of Revenue	Total Dollar Change	Total Percentage Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$121,021	96.8%	$93,579	98.7%	$27,442	29.3%
Interest on mortgage notes receivable	3,329	2.7%	708	0.7%	2,621	370.2%
Other	642	0.5%	500	0.5%	142	28.4%

Total revenues	124,992	100.0%	94,787	100.0%	30,205	31.9%
Operating expenses
Cost of services	69,342	55.5%	53,343	56.3%	15,999	30.0%
Personnel	13,513	10.8%	11,134	11.7%	2,379	21.4%
Occupancy	2,949	2.4%	2,332	2.5%	617	26.5%
Travel and entertainment	3,672	2.9%	3,075	3.2%	597	19.4%
Supplies, research and printing	1,674	1.3%	1,622	1.7%	52	3.2%
Other	8,141	6.5%	5,275	5.6%	2,866	54.3%

Total operating expenses	99,291	79.4%	76,781	81.0%	22,510	29.3%

Operating income	25,701	20.6%	18,006	19.0%	7,695	42.7%
Interest and other income, net	9,476	7.6%	3,241	3.4%	6,235	192.4%
Interest expense	(11)	(0.0)%	(9)	(0.0)%	(2)	22.2%
(Increase) decrease in payable under tax receivable agreement	—	0.0%	—	0.0%	—	0.0%

Income before income taxes	35,166	28.1%	21,238	22.4%	13,928	65.6%
Income tax expense	13,992	11.2%	8,630	9.1%	5,362	62.1%

Net income	$21,174	16.9%	$12,608	13.3%	$8,566	67.9%

Adjusted EBITDA (1)	$35,316	28.3%	$23,121	24.4%	$12,195	52.7%

(1)	The Company defines Adjusted EBITDA as net income before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) stock-based compensation expense, which is a non-cash charge, (v) income recognized on the initial recording of mortgage servicing rights that are acquired with no initial consideration, which is also a non-cash income amount that can fluctuate significantly based on the level of mortgage servicing right volumes, and (vi) the increase (decrease) in payable under the tax receivable agreement, which represents changes in a liability recorded on the Company’s consolidated balance sheet determined by the ongoing remeasurement of related deferred tax assets and, therefore, can be income or expense in the Company’s consolidated statement of income in any individual period. The Company uses Adjusted EBITDA in its business operations to, among other things, evaluate the performance of its business, develop budgets and measure its performance against those budgets. The Company also believes that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate its overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under U.S. generally acceptable accounting principles (“GAAP”). The Company finds Adjusted EBITDA as a useful tool to assist in evaluating performance because it eliminates items related to capital structure and taxes, including the Company’s tax receivable agreement. Note that the Company classifies the interest expense on its warehouse lines of credit as an operating expense and, accordingly, it is not eliminated from net income in determining Adjusted EBITDA. Some of the items that the Company has eliminated from net income in determining Adjusted EBITDA are significant to the Company’s business. For example, (i) interest expense is a necessary element of the Company’s costs and ability to generate revenue because it incurs interest expense related to any outstanding indebtedness, (ii) payment of income taxes is a necessary element of the Company’s costs, and (iii) depreciation and amortization are necessary elements of the Company’s costs.

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

Set forth below is a reconciliation of consolidated net income to Adjusted EBITDA for the Company for the three months ended June 30, 2015 and 2014:

Adjusted EBITDA for the Company is calculated as follows:

(dollars in thousands)

	For the Three Months Ended June 30,
	2015	2014
Net income	$21,174	$12,608
Add:
Interest expense	11	9
Income tax expense	13,992	8,630
Depreciation and amortization	2,162	1,883
Stock-based compensation (a)	2,294	1,920
Initial recording of mortgage servicing rights	(4,317)	(1,929)
Increase (decrease) in payable under the tax receivable agreement	—	—

Adjusted EBITDA	$35,316	$23,121

(a)	Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation bonus plan or office profit participation bonus plans that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation bonus plan and office profit participation bonus plans. Stock-based compensation expense for the three months ended June 30, 2015 reflects $0.6 million expense recognized during such period that was associated with restricted stock granted in February 2015 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2014. Stock-based compensation expense for the three months ended June 30, 2014 reflects $0.5 million expense recognized during such period that was associated with restricted stock granted in March 2014 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2013. Stock-based payments under such plans were first made in 2012 in respect of 2011. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

Revenues. Our total revenues were $125.0 million for the three months ended June 30, 2015 compared to $94.8 million for the same period in 2014, an increase of $30.2 million, or 31.9%. Revenues increased primarily due to a 37.8% increase in total production volumes as compared to the second quarter of 2014.

•	The revenues we generated from capital markets services for the three months ended June 30, 2015 increased approximately $27.4 million, or 29.3%, to $121.0 million from $93.6 million for the same period in 2014. The increase is primarily attributable to a 37.8% increase in the total production volume during the second quarter of 2015 compared to the second quarter of 2014. During the second quarter of 2014, there was one unusually large transaction. If the Company’s production volumes were adjusted to exclude this transaction in 2014, the second quarter of 2015 production volumes would have increased 49.9% as compared to the second quarter of 2014 adjusted production volumes.

•	The revenues derived from interest on mortgage notes receivable were $3.3 million for the three months ended June 30, 2015 compared to $0.7 million for the same period in 2014, an increase of approximately $2.6 million. Revenues increased primarily as a result of an increase in the number of loan originations in the second quarter of 2015 compared to the second quarter of 2014 in connection with our services as a Freddie Mac Multifamily Program Plus® Seller/Servicer.

•	The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $0.6 million for the three months ended June 30, 2015 compared to $0.5 million for the three month period ended June 30, 2014, an increase of $0.1 million.

Total Operating Expenses. Our total operating expenses were $99.3 million for the three months ended June 30, 2015 compared to $76.8 million for the same period in 2014, an increase of $22.5 million, or approximately 29.3%. Expenses increased primarily due to increased cost of services and increased personnel costs resulting primarily from an increase in capital markets services revenue and increased headcount.

•	The cost of services for the three months ended June 30, 2015 increased $16.0 million, or 30.0%, to $69.3 million from $53.3 million for the same period in 2014. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues, and an increase in compensation expense directly tied to performance-based incentives earned in connection with employment agreements for recruited transaction professionals. Also contributing to the increase in cost of services are higher salary and fringe benefit costs from increased headcount. Cost of services as a percentage of capital markets services revenues was approximately 57.3% and 57.0% for the three month periods ended June 30, 2015 and June 30, 2014, respectively.

•	Personnel expenses that are not directly attributable to providing services to our clients increased approximately $2.4 million, or 21.4%, to $13.5 million for the three months ended June 30, 2015 from $11.1 million for the same period in 2014. The increase is primarily related to an increase in salaries and incentive compensation costs of $0.4 million, an increase in profit participation costs of $1.5 million, and an increase in equity compensation costs (excluding profit participation equity costs) of $0.3 million during the second quarter 2015 as compared to the second quarter 2014. Personnel expenses are also impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance-based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. The stock compensation cost included in personnel expenses was $2.3 million and $1.9 million for the three months ended June 30, 2015 and 2014, respectively. The increase in stock compensation costs is primarily due to restricted stock awards granted in February 2015 of $0.4 million, of which there was no such cost in the second quarter of 2014. At June 30, 2015, there was approximately $24.4 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the unvested restricted stock units is 3.4 years as of June 30, 2015. The weighted average remaining contractual term of the vested options is 3.7 years as of June 30, 2015.

•	Occupancy, travel and entertainment and supplies, research and printing expenses for the three months ended June 30, 2015 increased $1.3 million, or 18.0%, to $8.3 million compared to the same period in 2014. These increases are primarily due to increased travel and entertainment costs stemming from the increase in headcount and production volumes, increased occupancy costs from office expansions and increased supplies, research and printing costs from the increase in production volumes and the number of transactions.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $8.1 million in the three months ended June 30, 2015, an increase of $2.9 million, or 54.3%, versus $5.3 million in the three months ended June 30, 2014. This increase is primarily related to higher interest on the warehouse line of credit, depreciation and amortization, professional fees and other operating costs.

Net Income. Our net income for the three months ended June 30, 2015 was $21.2 million, an increase of $8.6 million versus $12.6 million for the same fiscal period in 2014. This increase is primarily due to the increase in revenues.

•	Interest and other income, net for the three months ended June 30, 2015 was $9.5 million, an increase of $6.2 million as compared to $3.2 million for the same fiscal period in 2014 primarily due to higher income from the initial recording of mortgage servicing rights of $2.4 million, higher other income earned in connection with our agency business, higher gains on sale of servicing rights on certain loans of $0.6 million and higher securitization compensation from the securitization of certain loans of $2.0 million.

•	The interest expense we incurred in the three months ended June 30, 2015 was $11,000 as compared to $9,000 in the three months ended June 30, 2014.

•	Income tax expense was approximately $14.0 million for the three months ended June 30, 2015, as compared to $8.6 million in the three months ended June 30, 2014. This increase is primarily due to the higher income before income taxes during the three months ended June 30, 2015 as compared to the same period in the prior year. During the three months ended June 30, 2015, the Company recorded a current income tax expense of $12.8 million and deferred income tax expense of $1.2 million.

Following is a discussion of our results of operations for the six months ended June 30, 2015 and June 30, 2014. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2014.

	For the Six Months Ended June 30,
	2015		2014
	Dollars	% of Revenue	Dollars	% of Revenue	Total Dollar Change	Total Percentage Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$212,278	96.8%	$168,720	98.8%	$43,558	25.8%
Interest on mortgage notes receivable	5,818	2.7%	1,133	0.7%	4,685	413.5%
Other	1,167	0.5%	965	0.6%	202	20.9%

Total revenues	219,263	100.0%	170,818	100.0%	48,445	28.4%
Operating expenses
Cost of services	125,721	57.3%	99,417	58.2%	26,304	26.5%
Personnel	25,031	11.4%	25,075	14.7%	(44)	(0.2)%
Occupancy	5,733	2.6%	4,683	2.7%	1,050	22.4%
Travel and entertainment	7,331	3.3%	6,071	3.6%	1,260	20.8%
Supplies, research and printing	3,464	1.6%	3,020	1.8%	444	14.7%
Other	15,046	6.9%	10,728	6.3%	4,318	40.2%

Total operating expenses	182,326	83.2%	148,994	87.2%	33,332	22.4%

Operating income	36,937	16.8%	21,824	12.8%	15,113	69.2%
Interest and other income, net	15,017	6.8%	6,151	3.6%	8,866	144.1%
Interest expense	(22)	(0.0)%	(16)	(0.0)%	(6)	37.5%
(Increase) decrease in payable under tax receivable agreement	1,091	0.5%	501	0.3%	590	117.8%

Income before income taxes	53,023	24.2%	28,460	16.7%	24,563	86.3%
Income tax expense	22,440	10.2%	12,145	7.1%	10,295	84.8%

Net income	$30,583	13.9%	$16,315	9.6%	$14,268	87.5%

Adjusted EBITDA (1)	$53,150	24.2%	$34,955	20.5%	$18,195	52.1%

(1)	Set forth below is a reconciliation of consolidated net income to Adjusted EBITDA for the Company for the six months ended June 30, 2015 and 2014:

Adjusted EBITDA for the Company is calculated as follows:

(dollars in thousands)

	For the Six Months Ended June 30,
	2015	2014
Net income	$30,583	$16,315
Add:
Interest expense	22	16
Income tax expense	22,440	12,145
Depreciation and amortization	4,281	3,936
Stock-based compensation (a)	4,544	6,665
Initial recording of mortgage servicing rights	(7,629)	(3,621)
Increase (decrease) in payable under the tax receivable agreement	(1,091)	(501)

Adjusted EBITDA	$53,150	$34,955

(a)	Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation bonus plan or office profit participation bonus plans that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation bonus plan and office profit participation bonus plans. Stock-based compensation expense for the six months ended June 30, 2015 reflects $1.2 million expense recognized during such period that was associated with restricted stock granted in February 2015 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2014. Stock-based compensation expense for the six months ended June 30, 2014 reflects $1.0 million expense recognized during such period that was associated with restricted stock granted in March 2014 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2013. Stock-based payments under such plans were first made in 2012 in respect of 2011. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

Revenues. Our total revenues were $219.3 million for the six months ended June 30, 2015 compared to $170.8 million for the same period in 2014, an increase of $48.4 million, or 28.4%. Revenues increased primarily due to a 35.7% increase in total production volumes as compared to the first six months of 2014.

•	The revenues we generated from capital markets services for the six months ended June 30, 2015 increased $43.6 million, or 25.8%, to $212.3 million from $168.7 million for the same period in 2014. The increase is primarily attributable to a 35.7% increase in the total production volume during the first six months of 2015 compared to the first six months of 2014. There was one unusually large transaction in the first six months of 2014. If the Company’s 2014 production volumes were adjusted to exclude this transaction, the first six months of 2015 production volumes would have increased approximately 42.3% as compared to the first six months of 2014 adjusted production volumes.

•	The revenues derived from interest on mortgage notes receivable were $5.8 million for the six months ended June 30, 2015 compared to $1.1 million for the same period in 2014, an increase of approximately $4.7 million. Revenues increased primarily as a result of a higher number of loan originations in the first six months of 2015 compared to the first six months of 2014 in connection with our services as a Freddie Mac Multifamily Program Plus® Seller/Servicer.

•	The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $1.2 million for the six month period ended June 30, 2015 and $1.0 million for the six month period ended June 30, 2014, an increase of approximately 20.9%.

Total Operating Expenses. Our total operating expenses were $182.3 million for the six months ended June 30, 2015 compared to $149.0 million for the same period in 2014, an increase of $33.3 million, or 22.4%. Expenses increased primarily due to increased cost of services and other costs resulting primarily from an increase in capital markets services revenue and increased headcount.

•	The cost of services for the six months ended June 30, 2015 increased $26.3 million, or 26.5%, to $125.7 million from $99.4 million for the same period in 2014. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues and increase in compensation expense directly tied to performance-based incentives earned in connection with employment agreements for recruited transaction professionals. Also contributing to the increase in cost of services are higher salary and fringe benefit costs from increased headcount. Cost of services as a percentage of capital markets services revenues was approximately 59.2% and 58.9% for the six month periods ended June 30, 2015 and June 30, 2014, respectively.

•	Personnel expenses that are not directly attributable to providing services to our clients decreased $44,000, or 0.2%, to $25.0 million for the six months ended June 30, 2015 from $25.1 million for the same period in 2014. The decrease is primarily related to a decrease in equity compensation (excluding equity compensation relating to the profit participation plans) of $2.4 million offset by an increase in salaries and incentive compensation costs of $0.6 million and an increase in profit participation costs of $1.7 million. Personnel expenses are also impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance-based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. The stock compensation cost included in personnel expenses was $4.5 million and $6.7 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in stock compensation costs is primarily due to the mark-to-market adjustment on restricted stock awards accounted for as liability awards which resulted in $3.2 million of expense in the first six months of 2014 of which there was no such expense in the first six months of 2015, partially offset by costs for restricted stock awards granted in February 2015 of $0.6 million, of which there was no such cost in the first six months of 2014. At June 30, 2015, there was approximately $24.4 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the unvested restricted stock units is 3.4 years as of June 30, 2015. The weighted average remaining contractual term of the vested options is 3.7 years as of June 30, 2015.

•	Occupancy, travel and entertainment and supplies, research and printing expenses for the six months ended June 30, 2015 increased $2.8 million, or 20.0%, to $16.5 million compared to the same period in 2014. These increases are primarily due to increased travel and entertainment costs stemming from the increase in headcount and production volumes, increased occupancy costs from office expansions and increased supplies, research and printing costs from the increase in production volumes and the number of transactions.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $15.0 million in the six months ended June 30, 2015, an increase of $4.3 million, or approximately 40.2%, versus $10.7 million in the six months ended June 30, 2014. This increase is primarily related to increased interest on warehouse line of credit of $2.4 million, increased amortization of $0.1 million due to a higher balance of mortgage servicing rights and increased depreciation of $0.2 million, increased professional fees of $0.4 million and increased other operating costs of $1.0 million.

Net Income. Our net income for the six months ended June 30, 2015 was $30.6 million, an increase of approximately $14.3 million versus $16.3 million for the same fiscal period in 2014. This increase is primarily due to the increase in revenue as described above as well as higher interest and other income, net as discussed below.

•	Interest and other income, net for the six months ended June 30, 2015 was $15.0 million, an increase of approximately $8.9 million as compared to $6.2 million for the same fiscal period in 2014 primarily due to higher gains on sale of servicing rights on certain loans of $0.7 million, higher securitization compensation from the securitization of certain loans of $2.4 million, and higher income on the initial recording of mortgage servicing rights of $4.0 million.

•	The interest expense we incurred in the six months ended June 30, 2015 and 2014 was $22,000 and $16,000, respectively.

•	(Increase) decrease in payable under the tax receivable agreement reflects the change in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement. The $1.1 million decrease in payable under the tax receivable agreement for the six month period ended June 30, 2015 represents 85% of the decrease in the related deferred tax asset. The $0.5 million increase in payable under the tax receivable agreement for the six month period ended June 30, 2014 represents 85% of the increase in the related deferred tax asset.

•	Income tax expense was approximately $22.4 million for the six months ended June 30, 2015, as compared to $12.1 million in the six months ended June 30, 2014. This increase is primarily due to the higher income before income taxes during the six months ended June 30, 2015 compared to the same period of the prior year. During the six months ended June 30, 2015, the Company recorded a current income tax expense of $14.4 million and deferred income tax expense of $8.0 million.

Financial Condition

Total assets increased to $808.2 million at June 30, 2015 from $604.3 million at December 31, 2014, primarily due to an increase in mortgage notes receivable of $264.0 million due to a higher number of loans pending sale to Freddie Mac at June 30, 2015, compared to December 31, 2014, an increase in property and equipment, net of $0.8 million, an increase in intangible assets, net of $3.9 million, an increase in prepaid expenses and other current assets of $2.2 million and an increase in accounts receivable, net of $3.2 million. These increases in assets were partially offset by decreases in cash and cash equivalents of $62.7 million primarily due to a dividend payment of $67.8 million and a decrease in the deferred tax assets of $8.0 million.

Total liabilities increased to $651.4 million at June 30, 2015 from $417.8 million at December 31, 2014, primarily due to an increase in amounts outstanding under the warehouse lines of credit of $264.0 million due to a higher number of loans pending sale to Freddie Mac at June 30, 2015, compared to December 31, 2014. This increase was partially offset by a decrease in accrued compensation and related taxes of $10.4 million primarily due to the payment of incentive compensation that was accrued as of December 31, 2014 and a decrease in other current liabilities of $19.0 million primarily from the payment of federal, state and local income taxes and a $15.1 million decrease in client advances relating to our Freddie Mac Program Plus® Seller/Servicer business.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of distributions to members of HFF Holdings and payment of commissions and bonuses to employees.

First Six Months of 2015

Cash and cash equivalents decreased $62.7 million in the six months ended June 30, 2015. Net cash of $8.9 million was provided by operating activities, primarily resulting from $30.6 million of net income which was partially offset by uses of cash from a $5.3 million decrease in accrued compensation and related taxes, an $18.7 million decrease in other accrued liabilities, a $2.3 million increase in prepaid taxes, prepaid expenses and other current assets and a $3.2 million increase in accounts receivable. Cash of $1.7 million was used for investing in property and equipment. Financing activities used $70.0 million primarily due to a $67.8 million dividend payment that we made to holders of our Class A common stock on February 13, 2015. Additionally, payments on certain capital leases used $0.2 million, $2.4 million was used to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings and we recognized a $0.3 million excess tax benefit related to share-based award activities.

First Six Months of 2014

Cash and cash equivalents decreased $68.1 million in the six months ended June 30, 2014. Net cash of $6.6 million was provided by operating activities, primarily resulting from $16.3 million of net income which was partially offset by uses of cash from a $7.8 million decrease in accrued compensation and related taxes, a $6.6 million decrease in other accrued liabilities, an $8.3 million increase in prepaid taxes, prepaid expenses and other current assets and a $3.1 million increase in accounts receivable. Cash of $1.1 million was used for investing in property and equipment. Financing activities used $73.6 million primarily due to a $68.2 million dividend payment that we made to holders of our Class A common stock on February 6, 2014. Additionally, payments on certain capital leases used $0.2 million, $6.3 million was used to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings and we recognized a $1.0 million excess tax benefit related to share-based award activities.

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At June 30, 2015, our cash and cash equivalents of approximately $169.3 million were invested or held in a mix of money market funds and bank demand deposit accounts at two financial institutions. Our liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash level, credit lines, interest and payments on debt, capital expenditures and other matters relating to liquidity and to compliance with regulatory net capital requirements.

Over the six month period ended June 30, 2015, we generated approximately $8.9 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the six months ended June 30, 2015, we incurred approximately $182.3 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the six months ended June 30, 2015, approximately 63.8% of our operating expenses were considered variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. However, if the economy deteriorates in the future, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings in U.S. federal, state and local income tax that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. We have estimated that future payments that will be made to HFF Holdings will be $133.1 million, of which approximately $10.8 million is anticipated to be paid in 2015. Our liquidity needs related to our long term obligations are primarily related to our facility leases. Additionally, for the six months ended June 30, 2015, we incurred approximately $5.7 million in occupancy expenses and approximately $22,000 in interest expense.

We are a party to an uncommitted $450 million financing arrangement with PNC and an uncommitted $125 million financing arrangement with Huntington, to fund our Freddie Mac loan closings. Pursuant to these arrangements, PNC or Huntington funds the multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington National Bank financing arrangements are only for the purpose of supporting our participation in Freddie Mac’s Program Plus® Seller/Servicer program and cannot be used for any other purpose. In January 2015, in anticipation of increased loan volume, PNC agreed to a one-time increase of $500 million to be outstanding for a period of 15 days, which was utilized in April 2015. Effective March 17, 2015, the $350 million financing arrangement with PNC was then increased by $100 million to a total of $450 million. Additionally, on January 27, 2015, HFF LP entered into an agreement with Huntington to increase the uncommitted financing agreement by $100 million for a period of the lesser of 60 days after the first advance or May 1, 2015, at which time the arrangement reverted to $125 million. As of June 30, 2015, we had outstanding borrowings of $449.1 million under the PNC/Huntington arrangements and a corresponding amount of mortgage notes receivable. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus® Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

Intangible Assets. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of June 30, 2015, the fair value and net book value of the servicing rights were $31.8 million and $24.4 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 158%, the discount rate increased 77% or if there is a 24% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the potential impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.

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

The net deferred tax asset of $138.0 million at June 30, 2015 is comprised mainly of a $138.1 million deferred tax asset related to the Section 754 of the Internal Revenue Code (“Section 754”) election tax basis step up. The net deferred tax asset related to the Section 754 election tax basis step up of $138.1 million represents annual pre-tax deductions on the Section 754 basis step up and payments under the tax receivable agreement of approximately $32.6 million in 2015, then increasing to $52.9 million in 2021 and then decreasing over the next nine years to approximately $0.1 million in 2030. In order to realize the anticipated pre-tax benefit of approximately $32.6 million in 2015, the Company needs to generate approximately $287 million in revenue, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit each year, the shortfall becomes a net operating loss that can be carried back 2 years to offset prior years’ taxable income, if any, or carried forward 20 years to offset future taxable income. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction would be made in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets.

Leases. The Company leases all of its facilities under operating lease agreements. These lease agreements typically contain tenant improvement allowances. The Company records tenant improvement allowances as leasehold improvement assets, included in property and equipment, net in the consolidated balance sheet, and related deferred rent liabilities and amortizes them on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense and a reduction to rent expense, respectively. Lease agreements sometimes contain rent escalation clauses or rent holidays, which are recognized on a straight-line basis over the life of the lease in accordance with ASC 840, Leases (ASC 840). Lease terms generally range from three to eleven years. An analysis is performed on each equipment lease to determine whether it should be classified as a capital or operating lease according to ASC 840.

Employment / Non-compete Agreements. The Company has entered into arrangements with newly-hired transaction professionals whereby these transaction professionals would be paid additional compensation if certain performance targets are met over a defined period. Some of these agreements contain provisions that the payments will be made to the transaction professionals only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2016 through 2018. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the transaction professionals achieving the performance targets and the probability of each of the transaction professionals signing an employment agreement, if applicable. As of June 30, 2015, $4.7 million has been accrued for these arrangements.

Firm and Office Profit Participation Plans and Executive Bonus Plan. The Company’s Plans allow for payments in cash and share-based awards if certain performance targets are achieved during the year. The expense associated with the Plans is included in personnel expenses in the consolidated statements of income. The expense recorded for these plans is estimated during the year based on actual results at each interim reporting date and an estimate of future results for the remainder of the year. Based on an accounting policy election, the expense associated with the estimated share-based component of the estimated incentive payout is recognized before the grant date of the stock due to the fact that the terms of the Plans have been approved by the Company’s board of directors and the employees of the Company understand the requirements to earn the award. Prior to the grant date, the share-based component-related expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income. Following the award, if any, the share-based component expense is reclassified as stock compensation costs with personnel expenses.

Prior to January 1, 2015, the Company’s office and firm profit participation plans allowed for payment to be made in both cash and share-based awards, and the composition of such payment was determined in the first calendar quarter of the subsequent year. A portion of the cash and share-based awards issued under these office and firm profit participation plans are subject to time-based vesting conditions over the subsequent twelve months of the grant date, such that the total expense measured for these Plans is recorded over the period from the beginning of the performance year through the vesting date, or 26 months. In addition, prior to January 1, 2015, awards made under the executive bonus plans were historically settled as a cash payment made in the first calendar quarter of the subsequent year, with the entire award recognized as expense in the performance year.

Effective January 1, 2015, the Company amended the Plans, which will now provide for an overall increase in the allocation of share-based awards. The cash portion of the awards will not be subject to time-based vesting conditions and will be expensed during the performance year. The share-based portion of the awards is subject to a three year time-based vesting schedule beginning on the first anniversary of the grant (which is made in the first calendar quarter of the subsequent year). As a result, the total expense for the share-based portion of the awards is recorded over the period from the beginning of the performance year through the vesting date, or 50 months. Therefore, under the new design of the Plans, the expense recognized during the performance year will be less than the expense that would have been recognized under the previous Plan design. The Company expects that difference will be recognized as an increase in expense over the subsequent three years, irrespective of the Company’s financial performance in the future periods.

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

Pending Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued changes to revenue recognition with customers. This update provides a five-step analysis of transactions to determine when and how revenue is recognized. An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update will be effective for the Company beginning in fiscal year 2018. This update may be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

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

HFF, INC.

Dated: August 6, 2015	By:	/s/ Mark D. Gibson
Mark D. Gibson
Chief Executive Officer,
Director and Executive Managing Director
(Principal Executive Officer)

Dated: August 6, 2015	By:	/s/ Gregory R. Conley
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