Form 10-Q
period 2015-09-30
HFF, Inc.
filed 2015-11-09
CIK 1380509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding as of October 30, 2015 was 37,835,667 shares.

HFF, INC. AND SUBSIDIARIES

September 30, 2015

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

SPECIAL NOTE REGARDING THE REGISTRANT

In connection with our initial public offering in February 2007, we effected a reorganization of our business into a holding company holding the partnership interests in Holliday Fenoglio Fowler, L.P. and HFF Securities L.P. (together, the “Operating Partnerships”), held through the wholly owned subsidiary HFF Partnership Holdings, LLC, a Delaware limited liability company, and all of the outstanding shares of Holliday GP Corp. (“Holliday GP”), the sole general partner of each of the Operating Partnerships. The transactions that occurred in connection with the initial public offering and reorganization are referred to as the “Reorganization Transactions.”

Unless the context otherwise requires, references to (1) “HFF Holdings” refer solely to HFF Holdings LLC, a Delaware limited liability company that was previously the holding company for our consolidated subsidiaries, and not to any of its subsidiaries, (2) “HFF LP” refer to Holliday Fenoglio Fowler, L.P., a Texas limited partnership, (3) “HFF Securities” refer to HFF Securities L.P., a Delaware limited partnership and registered broker-dealer, (4) “Holliday GP” refer to Holliday GP Corp., a Delaware corporation and the general partner of HFF LP and HFF Securities, (5) “HoldCo LLC” refer to HFF Partnership Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of HFF, Inc., and (6) “Holdings Sub” refer to HFF LP Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of HFF Holdings (together, the “Holdings Affliliates”). Our business operations are conducted by HFF LP and HFF Securities, which are sometimes referred to in this Quarterly Report on Form 10-Q as the Operating Partnerships. Also, except where specifically noted, references in this Quarterly Report on Form 10-Q to “the Company,” “we” or “us” mean HFF, Inc., a Delaware corporation and its consolidated subsidiaries, after giving effect to the Reorganization Transactions.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HFF, Inc.

Consolidated Balance Sheets

(Dollars in Thousands)

(Current period unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$178,563	$232,053
Accounts receivable	3,769	1,462
Receivable from affiliate	4	2
Mortgage notes receivable	85,715	185,128
Prepaid taxes	853	729
Prepaid expenses and other current assets	5,563	3,281
Deferred tax asset, net	8,244	5,955

Total current assets, net	282,711	428,610
Property and equipment, net	12,469	10,173
Deferred tax asset, net	125,512	140,095
Goodwill	3,712	3,712
Intangible assets, net	27,221	20,647
Other noncurrent assets	2,391	1,015

Total Assets	$454,016	$604,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$467	$337
Warehouse line of credit	85,715	185,128
Accrued compensation and related taxes	45,090	51,335
Accounts payable	2,384	2,087
Payable under tax receivable agreement	10,796	10,789
Other current liabilities	12,296	37,031

Total current liabilities	156,748	286,707
Deferred rent credit	8,426	7,304
Payable under the tax receivable agreement, less current portion	110,395	123,367
Long-term debt, less current portion	523	429

Total liabilities	276,092	417,807
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 authorized; 38,351,367 and 38,125,363 shares issued, respectively; 37,835,667 and 37,677,981 shares outstanding, respectively	383	381
Treasury stock, 515,700 and 447,382 shares at cost, respectively	(11,418)	(9,042)
Additional paid-in-capital	114,800	101,148
Retained earnings	74,159	93,958

Total equity	177,924	186,445

Total liabilities and stockholders’ equity	$454,016	$604,252

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Income

(Dollars in Thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Capital markets services revenue	$109,841	$110,786	$322,119	$279,506
Interest on mortgage notes receivable	3,226	1,213	9,044	2,346
Other	618	612	1,785	1,577

	113,685	112,611	332,948	283,429

Expenses
Cost of services	63,549	63,761	189,270	163,178
Personnel	10,722	11,268	35,753	36,343
Occupancy	3,258	2,454	8,991	7,137
Travel and entertainment	2,755	2,414	10,086	8,485
Supplies, research, and printing	2,067	1,556	5,531	4,576
Insurance	544	512	1,716	1,527
Professional fees	1,323	929	4,096	3,267
Depreciation and amortization	2,323	1,966	6,604	5,902
Interest on warehouse line of credit	1,511	638	4,527	1,252
Other operating	1,767	1,330	5,571	4,155

	89,819	86,828	272,145	235,822

Operating income	23,866	25,783	60,803	47,607

Interest and other income, net	7,989	4,144	23,006	10,295
Interest expense	(13)	(16)	(35)	(32)
(Increase) decrease in payable under the tax receivable agreement	1,052	299	2,143	800

Income before income taxes	32,894	30,210	85,917	58,670
Income tax expense	13,638	12,184	36,078	24,329

Net income	$19,256	$18,026	$49,839	$34,341

Earnings per share – Basic and Diluted
Income available to HFF, Inc. common stockholders – Basic	$0.51	$0.48	$1.31	$0.91
Income available to HFF, Inc. common stockholders – Diluted	$0.50	$0.47	$1.30	$0.91

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars in Thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2014	37,677,981	$381	447,382	$(9,042)	$101,148	$93,958	$186,445
Stock compensation and other, net	—	—	—	—	11,414	—	11,414
Excess tax benefits from share-based award activities	—	—	—	—	314	—	314
Issuance of Class A common stock, net	226,004	2	—	—	107	—	109
Repurchase of Class A common stock	(68,318)	—	68,318	(2,376)	—	—	(2,376)
Dividends paid	—	—	—	—	1,817	(69,638)	(67,821)
Net income	—	—	—	—	—	49,839	49,839

Stockholders’ equity, September 30, 2015	37,835,667	$383	515,700	$(11,418)	$114,800	$74,159	$177,924

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2013	37,248,416	$372	250,380	$(2,760)	$76,097	$101,865	$175,574
Stock compensation and other, net	—	—	—	—	21,476	—	21,476
Excess tax benefits from share-based award activities	—	—	—	—	971	—	971
Issuance of Class A common stock, net	625,532	9	—	—	(9)	—	—
Repurchase of Class A common stock	(197,002)	—	197,002	(6,282)	—	—	(6,282)
Dividends paid	—	—	—	—	1,027	(69,193)	(68,166)
Net income	—	—	—	—	—	34,341	34,341

Stockholders’ equity, September 30, 2014	37,676,946	$381	447,382	$(9,042)	$99,562	$67,013	$157,914

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income	$49,839	$34,341
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	6,394	8,242
Excess tax benefits from share-based award activities	(314)	(971)
Deferred taxes	12,294	13,410
(Decrease) increase in payable under the tax receivable agreement	(2,143)	(800)
Depreciation and amortization:
Property and equipment	1,782	1,556
Intangibles	4,822	4,347
Gain on sale or disposition of assets, net	(12,133)	(3,636)
Mortgage service rights assumed	(3,152)	(3,023)
Proceeds from sale of mortgage servicing rights	3,891	1,590
Increase (decrease) in cash from changes in:
Accounts receivable	(2,307)	(2,600)
Receivable from affiliates	(2)	(2)
Payable under the tax receivable agreement	(10,822)	(10,660)
Mortgage notes receivable	99,413	(96,260)
Net borrowings on warehouse line of credit	(99,413)	96,260
Prepaid taxes, prepaid expenses and other current assets	(2,406)	(1,036)
Other noncurrent assets	(1,376)	(566)
Accrued compensation and related taxes	(1,225)	(934)
Accounts payable	297	(103)
Other accrued liabilities	(24,421)	(3,751)
Other long-term liabilities	1,211	213

Net cash provided by operating activities	20,229	35,617
Investing activities
Purchases of property and equipment	(3,631)	(2,440)

Net cash used in investing activities	(3,631)	(2,440)
Financing activities
Payments on long-term debt	(314)	(253)
Proceeds from stock options exercised	109	—
Excess tax benefits from share-based award activities	314	971
Dividends paid	(67,821)	(68,166)
Treasury stock	(2,376)	(6,282)

Net cash used in financing activities	(70,088)	(73,730)

Net decrease in cash	(53,490)	(40,553)
Cash and cash equivalents, beginning of period	232,053	201,262

Cash and cash equivalents, end of period	$178,563	$160,709

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

Basis of Presentation

The accompanying consolidated financial statements of the Company as of September 30, 2015 and December 31, 2014 and for the three and nine month periods ended September 30, 2015 and September 30, 2014, include the accounts of HFF LP, HFF Securities, and the Company’s wholly-owned subsidiaries, Holliday GP and HoldCo LLC. All significant intercompany accounts and transactions have been eliminated.

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

Pending Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued changes to revenue recognition with customers. This update provides a five-step analysis of transactions to determine when and how revenue is recognized. An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update will be effective for the Company beginning in calendar year 2018. This update may be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

2. Summary of Significant Accounting Policies

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Accordingly, significant accounting policies and disclosures normally provided have been omitted as such items are disclosed therein. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results expected for the year ending December 31, 2015.

The Company has a firm profit participation plan, office profit participation plans, and effective January 1, 2015, an executive bonus plan (the “Plans”) that each allow for incentive payments to be made, based on the achievement of various performance metrics, either in the form of cash or stock at the election of the Company’s board of directors. The expense associated with the Plans is included within personnel expenses in the consolidated statements of income. The expense recorded for these Plans is estimated during the year based on actual results at each interim reporting date and an estimate of future results for the remainder of the year. Based on an accounting policy election and consistent with ASC 718, Compensation – Stock Compensation, the expense associated with the estimated share-based component of the estimated incentive payout is recognized before the grant date of the share-based awards due to the fact that the terms of the Plans have been approved by the Company’s board of directors, the employees of the Company understand the requirements to earn the award, the number of shares is not determined before the grant date and, finally, if the performance metrics are not met during the performance year, the award is not earned and therefore forfeited. Prior to the grant date, the share-based component expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income. Following the award, if any, of the related incentive payout, the share-based component expense is reclassified as stock compensation costs within personnel expenses and the share-based component of the accrued incentive compensation is reclassified as additional paid-in-capital upon the granting of the awards on the Company’s consolidated balance sheets.

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

Effective January 1, 2015, the Company amended the Plans, which will now provide for an overall increase in the allocation of share-based awards. The cash portion of the awards will not be subject to time-based vesting conditions and will be expensed during the performance year. The share-based portion of the awards is subject to a three year time-based vesting schedule beginning on the first anniversary of the grant (which is made in the first calendar quarter of the subsequent year). As a result, the total expense for the share-based portion of the awards is recorded over the period from the beginning of the performance year through the vesting date, or 50 months. Therefore, under the new design of the Plans, the expense recognized during the performance year will be less than the expense that would have been recognized in the performance year under the previous Plan design. The Company expects that difference will be recognized as an increase in expense over the subsequent three years, irrespective of the Company’s financial performance in the future periods.

3. Stock Compensation

The stock compensation cost charged against income for the three and nine months ended September 30, 2015 was $1.8 million and $6.4 million, respectively, which is recorded in personnel expenses in the consolidated statements of income. The stock compensation cost charged against income for the three and nine months ended September 30, 2014 was $1.6 million and $8.2 million, respectively. At September 30, 2015, there was approximately $22.0 million of unrecognized compensation cost related to non-vested restricted stock units with a weighted average remaining contractual term of 3.2 years. As of September 30, 2015, there were 1,296,934 restricted stock units outstanding, of which 1,131,202 have continued vesting requirements. Stock compensation cost related to the liability awards charged against income for the three and nine months ended September 30, 2014 was $0.0 million and $3.3 million, respectively.

During the three month period ended September 30, 2015, no options were granted, vested, exercised or forfeited.

During the three month period ended September 30, 2015, no new restricted stock units were granted, no restricted stock units vested, and 22,159 restricted stock units were forfeited.

The fair value of vested restricted stock units was $5.6 million at September 30, 2015.

4. Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	September 30, 2015	December 31, 2014
Furniture and equipment	$7,635	$8,035
Computer equipment	1,520	1,072
Capitalized software costs	687	497
Leasehold improvements	12,210	9,523

Subtotal	22,052	19,127
Less accumulated depreciation and amortization	(9,583)	(8,954)

	$12,469	$10,173

At September 30, 2015 and December 31, 2014, the Company has recorded, within furniture and equipment, office equipment under capital leases of $1.6 million and $1.4 million, respectively, including accumulated amortization of $0.7 million and $0.6 million, respectively, which is included within depreciation and amortization expense in the accompanying consolidated statements of income. See Note 7 for discussion of the related capital lease obligations.

5. Intangible Assets

The Company’s intangible assets are summarized as follows (dollars in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Mortgage servicing rights	$49,096	$(21,975)	$27,121	$41,041	$(20,494)	$20,547
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$49,196	$(21,975)	$27,221	$41,141	$(20,494)	$20,647

As of September 30, 2015 and December 31, 2014, the Company serviced $47.3 billion and $39.3 billion, respectively, of commercial loans. The Company earned $5.3 million and $14.7 million in servicing fees and interest on float and escrow balances for the three and nine month periods ending September 30, 2015, respectively. The Company earned $4.3 million and $12.5 million in servicing fees and interest on float and escrow balances for the three and nine month periods ending September 30, 2014, respectively. These revenues are recorded as capital markets services revenues in the consolidated statements of income.

The total commercial loan servicing portfolio includes loans for which there are no corresponding mortgage servicing rights recorded on the balance sheet, as these servicing rights were assumed prior to the Company’s adoption of ASC 860, Transfers and Servicing (ASC 860) on January 1, 2007 and involved no initial consideration paid by the Company. The Company recorded mortgage servicing rights of $27.1 million and $20.5 million on $43.4 billion and $34.5 billion, respectively, of the total loans serviced as of September 30, 2015 and December 31, 2014.

The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (“CMBS”), Freddie Mac and limited-service life company loans.

Changes in the carrying value of mortgage servicing rights for the nine month periods ended September 30, 2015 and 2014, were as follows (dollars in thousands):

Category	12/31/14	Capitalized	Amortized	Sold / Transferred	9/30/15
Freddie Mac	$5,199	$9,220	$(1,083)	$(4,796)	$8,539
CMBS	13,021	1,120	(2,479)	3,820	15,483
Life company	1,913	1,865	(1,069)	—	2,709
Life company – limited	414	167	(191)	—	390

Total	$20,547	$12,372	$(4,822)	$(976)	$27,121

Category	12/31/13	Capitalized	Amortized	Sold / Transferred	9/30/14
Freddie Mac	$3,730	$2,465	$(1,265)	$(1,831)	$3,099
CMBS	10,978	1,637	(1,962)	1,412	12,065
Life company	1,537	1,231	(930)	—	1,838
Life company – limited	431	155	(190)	—	396

Total	$16,676	$5,488	$(4,347)	$(419)	$17,398

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration for the CMBS and life company tranches. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $3.3 million and $9.2 million on $1.2 billion and $4.2 billion of loans, respectively, during the three and nine month periods ending September 30, 2015, respectively and $1.0 million and $2.5 million on $406.1 million and $937.6 million of loans, respectively, during the three and nine month periods ending September 30, 2014, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration on the CMBS and Life company tranches of $1.4 million and $3.2 million on $2.5 billion and $6.9 billion of loans, respectively, during the three and nine month periods ending September 30, 2015, respectively and $0.8 million and $3.0 million on $2.4 billion and $5.9 billion of loans, respectively, during the three and nine month periods ending September 30, 2014. During the nine months ending September 30, 2015 and 2014, the Company sold the cashiering portion of certain Freddie Mac mortgage servicing rights. While the Company transferred the risks and rewards of ownership of the cashiering portion of the mortgage servicing rights, the Company continues to perform limited servicing activities on these loans for a reduced market-based fee. Therefore, the remaining servicing rights were transferred to the CMBS servicing tranche. The net result of these transactions was the Company recording a gain in the three and nine months ending September 30, 2015 of $1.5 million and $2.9 million, respectively, and $0.5 million and $1.2 million during the three and nine month periods ending September 30, 2014, respectively, within interest and other income, net in the consolidated statements of income. The Company also received securitization compensation in relation to the securitization of certain Freddie Mac loans for which the Company services in the three and nine months ending September 30, 2015 of $1.6 million and $4.7 million, respectively, and $0.8 million and $1.5 million during the three and nine month periods ending September 30, 2014, respectively. The securitization compensation is recorded within interest and other income, net in the consolidated statements of income.

Amortization expense related to intangible assets was $1.7 million and $4.8 million during the three and nine month periods ended September 30, 2015 and $1.4 million and $4.3 million during the three and nine month periods ending September 30, 2014, respectively, and is recorded in depreciation and amortization in the consolidated statements of income.

Estimated amortization expense for the next five years is as follows (dollars in thousands):

Remainder of 2015	$1,674
2016	6,178
2017	4,981
2018	3,730
2019	2,868
2020	2,366

The weighted-average life of the mortgage servicing rights intangible asset was 6.7 years at September 30, 2015.

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

As of September 30, 2015, the Company did not have any financial assets or liabilities recognized at fair value on a recurring basis.

In accordance with GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and mortgage notes receivable. The mortgage servicing rights are recorded at fair value upon initial recording and were not re-measured at fair value during the third quarter of 2015 because the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at September 30, 2015. The fair value of the mortgage notes receivable was based on prices observable in the market for similar loans and equaled carrying value at September 30, 2015. Therefore, no lower of cost or fair value adjustment was required.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of September 30, 2015 (in thousands):

	Carrying Value	September 30, 2015 Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring fair value measurements
Mortgage notes receivable	$85,715	$—	$85,715	$—
Mortgage servicing rights	27,121	—	—	35,508

Total nonrecurring fair value measurements	$112,836	$—	$85,715	$35,508

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of December 31, 2014 (in thousands):

	Carrying Value	December 31, 2014 Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring fair value measurements
Mortgage notes receivable	$185,128	$—	$185,128	$—
Mortgage servicing rights	20,547	—	—	25,972

Total nonrecurring fair value measurements	$205,675	—	$185,128	$25,972

Mortgage servicing rights do not trade in an active, open market with readily-available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Expected life of cash flows	3 years to 11 years	3 years to 11 years
Discount rate (1)	14% to 20%	14% to 20%
Prepayment rate	0% to 8%	0% to 8%
Inflation rate	2%	2%
Cost of service per loan	$1,600 to $4,035	$1,600 to $4,189

(1)	Reflects the time value of money and the risk of future cash flows related to the possible cancellation of servicing contracts, transferability restrictions on certain servicing contracts, concentration in the life company portfolio and large loan risk.

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

7. Capital Lease Obligations

Capital lease obligations consist of the following at September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Capital lease obligations	$990	$766
Less current maturities	467	337

	$523	$429

Capital lease obligations consist primarily of office equipment leases that expire at various dates through June 2019. A summary of future minimum lease payments under capital leases at September 30, 2015 is as follows (dollars in thousands):

Remainder of 2015	$123
2016	453
2017	315
2018	89
2019	10

$990

8. Warehouse Line of Credit

HFF LP maintains two uncommitted warehouse revolving lines of credit for the purpose of funding the Freddie Mac mortgage loans that it originates in connection with its services as a Freddie Mac Multifamily Program Plus® Seller/Servicer. The Company is party to an uncommitted $450 million financing arrangement with PNC Bank, N.A. (“PNC”) and an uncommitted $125 million financing arrangement with The Huntington Bank (“Huntington”). In January 2015, PNC agreed to provide a $500 million bulge facility for a period of 15 days, which was utilized in April 2015. Effective March 2015, PNC then increased the financing arrangement by $100 million to a total of $450 million. Additionally, in January 2015, HFF LP entered into an agreement with Huntington to increase the uncommitted financing arrangement by $100 million for a period to extend no later than May 1, 2015, at which time the arrangement reverted to $125 million. On October 2, 2015, HFF LP entered into an extended funding agreement with Freddie Mac whereby Freddie Mac can extend the Original Funding Date (as defined in the agreement) on any mortgage that HFF LP funds within the fourth quarter of 2015, to February 15, 2016. In connection with the extended funding agreement with Freddie Mac, PNC agreed to increase the financing arrangement to $1.5 billion and Huntington agreed to increase the financing arrangement to $225 million. Once the extended funding agreement with Freddie Mac expires on February 15, 2016, the capacity under the warehouse agreements will revert to $450 million for PNC and $125 million for Huntington.

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting the Company’s participation in Freddie Mac’s Program Plus® Seller/Servicer program and cannot be used for any other purpose. As of September 30, 2015 and December 31, 2014, HFF LP had $85.7 million and $185.1 million, respectively, outstanding on the warehouse lines of credit and a corresponding amount of mortgage notes receivable. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (0.20% and 0.15% at September 30, 2015 and December 31, 2014, respectively) plus a spread. HFF LP is also paid interest on its loan secured by a multifamily loan at the rate in the Freddie Mac note.

9. Lease Commitments

The Company leases various corporate offices (which leases sometime include parking spaces) and office equipment under noncancelable operating leases. These leases have initial terms of three to eleven years. Several of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $2.7 million and $7.4 million, respectively, during the three and nine month periods ended September 30, 2015 and $1.9 million and $5.6 million, respectively, during the three and nine month periods ending September 30, 2014 and is recorded within occupancy expense in the consolidated statements of income.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (dollars in thousands):

Remainder of 2015	$2,059
2016	8,500
2017	9,114
2018	8,695
2019	7,792
2020	6,911
Thereafter	10,215

$53,286

The Company subleases certain office space to subtenants, which subleases may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2019. See Note 4 and Note 7 above for further description of the assets and related obligations recorded under these capital leases at September 30, 2015 and December 31, 2014, respectively.

10. Servicing

The Company services commercial real estate loans for lenders. The unpaid principal balance of the servicing portfolio totaled $47.3 billion and $39.3 billion at September 30, 2015 and December 31, 2014, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At September 30, 2015 and December 31, 2014, the funds held in escrow totaled $228.7 million and $240.3 million, respectively. These funds, and the offsetting liabilities of the borrowers to external parties, are not presented in the Company’s consolidated financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of income.

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

12. Income Taxes

Income tax expense includes current and deferred taxes as follows (dollars in thousands):

	Current	Deferred	Total
Nine months ended September 30, 2015:
Federal	$20,157	$9,577	$29,734
State	3,627	2,717	6,344

	$23,784	$12,294	$36,078

	Current	Deferred	Total
Nine months ended September 30, 2014:
Federal	$8,903	$11,613	$20,516
State	2,016	1,797	3,813

	$10,919	$13,410	$24,329

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	September 30,
	2015		2014
Income tax expense / (benefit)		Rate		Rate
Taxes computed at federal rate	$30,071	35.0%	$20,535	35.0%
State and local taxes, net of federal tax benefit	3,261	3.8%	2,647	4.5%
Effect of deferred tax rate change	2,621	3.1%	776	1.3%
Change in income tax benefit payable to stockholder	(451)	(0.5)%	(162)	(0.3)%
Provision to return adjustment	(130)	(0.2)%	(49)	(0.1)%
Compensation limitation	—	0.0%	51	0.1%
Meals and entertainment	693	0.8%	520	0.9%
Other	13	0.0%	11	0.0%

Income tax expense	$36,078	42.0%	$24,329	41.5%

Deferred income tax assets and liabilities consist of the following at September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Deferred income tax assets:
Section 754 election tax basis step-up	$132,790	$145,151
Tenant improvements	3,018	2,800
Net operating loss carryforward	—	36
Restricted stock units	5,424	3,762
Compensation	5,591	5,054
Intangible asset	434	470
Other	452	398

Deferred income tax asset	147,709	157,671
Deferred income tax liabilities:
Goodwill	(1,261)	(1,276)
Servicing rights	(10,228)	(7,815)
Deferred rent	(1,886)	(1,944)
Investment in partnership	(578)	(586)

Deferred income tax liability	(13,953)	(11,621)

Net deferred income tax asset	$133,756	$146,050

The primary deferred tax asset represents a tax basis step-up election under Section 754 of the Internal Revenue Code (“Section 754”) made by the Company relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for shares of the Company’s Class A common stock since the date of the Reorganization Transactions. As a result of the step-up in basis from these transactions, the Company is entitled to annual future tax benefits in the form of amortization for income tax purposes. The annual pre-tax benefit on the Section 754 step-up and past payments under the tax receivable agreement was approximately $32.6 million at September 30, 2015. To the extent that the Company does not have sufficient taxable income in a year to fully utilize this annual deduction, the unused benefit is recharacterized as a net operating loss and can then be carried back two years or carried forward for twenty years. The Company measured the deferred tax asset based on the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships utilizing the enacted tax rates at the date of the transaction. All subsequent changes in the measurement of the deferred tax assets due to changes in the enacted tax rates or changes in the valuation allowance, if any, are recorded as a component of income tax expense.

In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. In order to realize the anticipated 2015 pre-tax benefit of approximately $32.6 million, the Company needs to generate approximately $287 million in revenue during 2015, assuming a constant cost structure. In the event that the Company cannot realize the anticipated 2015 pre-tax benefit of $32.6 million, the shortfall becomes a net operating loss that can be carried back two years to offset prior years’ taxable income or carried forward twenty years to offset future taxable income. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets resulting from the basis step up transactions (initial sale of units in the Operating Partnerships and subsequent exchanges of Operating Partnership units since the date of the Reorganization Transactions). The Company has no federal or state net operating losses at September 30, 2015.

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

The Company will recognize interest and penalties related to unrecognized tax benefits in interest and other income, net in the consolidated statements of income. There were no interest or penalties recorded in the three and nine month periods ending September 30, 2015 and 2014.

Tax Receivable Agreement

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007 and kept that election in effect for each taxable year in which an exchange of Operating Partnership partnership units for shares of the Company’s Class A common stock occurred. The initial sale as a result of the Offering and subsequent exchanges of Operating Partnership units for shares of Class A common stock produced increases in the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of tax payments to the extent that the Company has taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $132.8 million and has recorded this amount as a deferred tax asset on its consolidated balance sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2015. The Company is obligated, however, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax is computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges had the Company not entered into the tax receivable agreement.

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

While the actual amount and timing of payments under the tax receivable agreement depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the future payments that will be made to HFF Holdings will be $121.2 million, and has recorded this obligation to HFF Holdings as a liability on the consolidated balance sheet. To the extent the Company does not realize all of the tax benefits in future years, this liability to HFF Holdings may be reduced.

In conjunction with the filing of the Company’s 2014 federal and state tax returns, the benefit for 2014 relating to the Section 754 basis step-up was finalized, resulting in $12.6 million of tax benefits being realized by the Company. As discussed above, the Company is obligated to remit to HFF Holdings 85% of any such cash savings in federal and state tax. As such, during the third quarter of 2015, the Company paid $10.8 million to HFF Holdings under the tax receivable agreement. In conjunction with the filing of the Company’s 2013 federal and state tax returns, the benefit for 2013 relating to the Section 754 basis step-up was finalized, resulting in $12.5 million of tax benefits being realized by the Company and as such, during the third quarter of 2014, the Company paid $10.7 million to HFF Holdings under the tax receivable agreement. As of September 30, 2015, the Company has made payments to HFF Holdings pursuant to the terms of the tax receivable agreement in an aggregate amount of approximately $63.4 million and the Company anticipates to make a payment of $10.8 million to HFF Holdings in 2016.

13. Stockholders Equity

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. Holders of Class A common stock vote together as a single class on all matters presented to the stockholders for their vote or approval. The Company had issued 38,351,367 and 38,125,363 shares of Class A common stock as of September 30, 2015 and December 31, 2014, respectively.

On January 20, 2015, the board of directors declared a special cash dividend of $1.80 per share of Class A common stock to stockholders of record on February 2, 2015. The aggregate dividend payment was paid on February 13, 2015 and totaled approximately $67.8 million based on the number of shares of Class A common stock then outstanding. Holders of unvested, and vested but not issued, restricted stock units were granted, in the aggregate, 49,383 additional restricted stock units as of the record date of February 2, 2015. These units follow the same vesting terms as the underlying restricted stock units.

14. Earnings Per Share

The Company’s net income and weighted average shares outstanding for the three and nine month periods ended September 30, 2015 and 2014 consist of the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$19,256	$18,026	$49,839	$34,341
Weighted Average Shares Outstanding:
Basic	38,001,399	37,826,081	37,963,954	37,735,463
Diluted	38,554,028	38,096,432	38,394,930	37,906,251

The calculations of basic and diluted net income per share amounts for the three and nine month periods ended September 30, 2015 and 2014 are described and presented below.

Basic Net Income per Share

Numerator  –  net income for the three and nine month periods ended September 30, 2015 and 2014, respectively.

Denominator  –  the weighted average shares of Class A common stock for the three and nine month periods ended September 30, 2015 and 2014, including 165,732 and 149,417 restricted stock units that have vested and whose issuance is no longer contingent as of September 30, 2015 and September 30, 2014, respectively.

Diluted Net Income per Share

Numerator  –  net income for the three and nine month periods ended September 30, 2015 and 2014 as in the basic net income per share calculation described above.

Denominator  –  the weighted average shares of Class A common stock for the three and nine month periods ended September 30, 2015 and 2014, including 165,732 and 149,417 restricted stock units that have vested and whose issuance is no longer contingent as of September 30, 2015 and September 30, 2014, respectively, plus the dilutive effect of the unvested restricted stock units and stock options.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income	$19,256	$18,026	$49,839	$34,341
Denominator:
Weighted average number of shares of Class A common stock outstanding	38,001,399	37,826,081	37,963,954	37,735,463
Basic net income per share of Class A common stock	$0.51	$0.48	$1.31	$0.91
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income	$19,256	$18,026	$49,839	$34,341
Denominator:
Basic weighted average number of shares of Class A common stock	38,001,399	37,826,081	37,963,954	37,735,463
Add – dilutive effect of:
Unvested restricted stock units	530,758	245,075	408,786	145,588
Stock options	21,871	25,276	22,190	25,200
Weighted average common shares outstanding – diluted	38,554,028	38,096,432	38,394,930	37,906,251
Diluted earnings per share of Class A common stock	$0.50	$0.47	$1.30	$0.91

15. Related Party Transactions

The Company made payments on behalf of two affiliates of $612 and $1,951, respectively, during the three and nine month periods ended September 30, 2015 and $0 and $1,617, respectively, during the three and nine month periods ended September 30, 2014. These payments by the Company are primarily for professional services fees and other miscellaneous operating expenses on behalf of the affiliates. The Company had a net receivable from the affiliates of $4,000 and $2,000 at September 30, 2015 and December 31, 2014, respectively.

As a result of the Company’s initial public offering, the Company entered into a tax receivable agreement with HFF Holdings that provides for the payment by the Company to HFF Holdings of 85% of the amount of the cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increase in tax basis of the assets owned by HFF LP and HFF Securities and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. As members of HFF Holdings, each of Mark Gibson, the Company’s chief executive officer, Jody Thornton, the Company’s president and member of the Company’s board of directors and a transaction professional of the Operating Partnerships, John Fowler, a current director emeritus of the Company’s board of directors and a transaction professional of the Operating Partnerships, and H. Scott Galloway, Matthew D. Lawton, Gerard T. Sansosti and Manuel A. de Zarraga, each an Executive Managing Director and a transaction professional of the Operating Partnerships, is entitled to participate in such payments, in each case on a pro rata basis based upon such person’s ownership of interests in each series of tax receivable payments created by the initial public offering or subsequent exchange of Operating Partnership units. During the third quarter of 2015, Messrs. Gibson, Thornton, Fowler, Galloway, Lawton, Sansosti and de Zarraga received payments of $0.9 million, $0.8 million, $0.7 million, $0.4 million, $0.2 million, $0.4 million and $0.2 million, respectively, in connection with the Company’s payment of $10.8 million to HFF Holdings under the tax receivable agreement. During the third quarter of 2014, Messrs. Gibson, Thornton, Fowler, Galloway, Lawton, Sansosti and de Zarraga received payments of $0.9 million, $0.9 million, $0.7 million, $0.4 million, $0.3 million, $0.4 million and $0.3 million, respectively, in connection with the Company’s payment of $10.7 million to HFF Holdings under the tax receivable agreement. The Company retains the remaining 15% of cash savings in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax is computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities allocable to the Company as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the initial public offering and will continue until all such tax benefits have been utilized or have expired. See Note 12 for further information regarding the tax receivable agreement and Note 16 for the amount recorded in relation to this agreement.

16. Commitments and Contingencies

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. The Company has recorded $121.2 million and $134.2 million for this obligation to HFF Holdings as a liability on the consolidated balance sheet as of September 30, 2015 and December 31, 2014, respectively.

In recent years, the Company has entered into arrangements with newly-hired transaction professionals whereby these transaction professionals would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the transaction professionals only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2016 through 2018. Currently, the Company cannot reasonably estimate the amounts that would be payable under all of these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the transaction professionals achieving the performance targets and the probability of each of the transaction professionals signing an employment agreement. As of September 30, 2015 and December 31, 2014, $5.2 million and $3.3 million, respectively, have been accrued for these arrangements on the consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of the Company and its subsidiaries as of September 30, 2015, and the results of our operations for the three and nine month periods ended September 30, 2015, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

Our Business

We are, based on transaction volume, one of the largest full-service commercial real estate financial intermediaries in the U.S. providing commercial real estate and capital markets services to both the consumers and providers of capital to the U.S. commercial real estate industry. We operate out of 22 offices nationwide with approximately 798 associates including approximately 290 transaction professionals as of September 30, 2015.

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

The factors discussed above have adversely affected and continue to be a risk to our business, as evidenced by the effects of the significant disruptions in the global capital and credit markets, and in particular the domestic capital markets. While conditions in the most recent years have generally improved, the global and domestic credit and liquidity issues, coupled with the global and domestic economic recession/slow down as well as other global and domestic macro events beyond our control, could reduce in the future the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes. This has had, and could in the future have, a significant adverse effect on our capital markets services revenues (including but not limited to our servicing revenues). The significant balance sheet issues of many of the CMBS lenders, banks, life insurance companies, mortgage REITS and debt funds, captive finance companies and other financial institutions have adversely affected, and could again in the future adversely affect, the global and domestic economies and the flow of commercial mortgage debt to the U.S. capital markets, and, in turn, could potentially adversely affect all of our capital markets services platforms and resulting revenues.

Other factors that may adversely affect our business are discussed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

Results of Operations

Following is a discussion of our results of operations for the three months ended September 30, 2015 and September 30, 2014. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2014.

	For the Three Months Ended September 30,				Total Dollar Change	Total Percentage Change
	2015		2014
	Dollars	% of Revenue	Dollars	% of Revenue
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$109,841	96.6%	$110,786	98.4%	$(945)	(0.9)%
Interest on mortgage notes receivable	3,226	2.8%	1,213	1.1%	2,013	166.0%
Other	618	0.5%	612	0.5%	6	1.0%

Total revenues	113,685	100.0%	112,611	100.0%	1,074	1.0%
Operating expenses
Cost of services	63,549	55.9%	63,761	56.6%	(212)	(0.3)%
Personnel	10,722	9.4%	11,268	10.0%	(546)	(4.8)%
Occupancy	3,258	2.9%	2,454	2.2%	804	32.8%
Travel and entertainment	2,755	2.4%	2,414	2.1%	341	14.1%
Supplies, research and printing	2,067	1.8%	1,556	1.4%	511	32.8%
Other	7,468	6.6%	5,375	4.8%	2,093	38.9%

Total operating expenses	89,819	79.0%	86,828	77.1%	2,991	3.4%

Operating income	23,866	21.0%	25,783	22.9%	(1,917)	(7.4)%
Interest and other income, net	7,989	7.0%	4,144	3.7%	3,845	92.8%
Interest expense	(13)	(0.0)%	(16)	(0.0)%	3	(18.8)%
(Increase) decrease in payable under tax receivable agreement	1,052	0.9%	299	0.3%	753	251.8%

Income before income taxes	32,894	28.9%	30,210	26.8%	2,684	8.9%
Income tax expense	13,638	12.0%	12,184	10.8%	1,454	11.9%

Net income	$19,256	16.9%	$18,026	16.0%	$1,230	6.8%

Adjusted EBITDA (1)	$31,285	27.5%	$31,604	28.1%	$(319)	(1.0)%

(1)	The Company defines Adjusted EBITDA as net income before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) stock-based compensation expense, which is a non-cash charge, (v) income recognized on the initial recording of mortgage servicing rights that are acquired with no initial consideration, which is also a non-cash income amount that can fluctuate significantly based on the level of mortgage servicing right volumes, and (vi) the increase (decrease) in payable under the tax receivable agreement, which represents changes in a liability recorded on the Company’s consolidated balance sheet determined by the ongoing remeasurement of related deferred tax assets and, therefore, can be income or expense in the Company’s consolidated statement of income in any individual period. The Company uses Adjusted EBITDA in its business operations to, among other things, evaluate the performance of its business, develop budgets and measure its performance against those budgets. The Company also believes that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate its overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP. The Company finds Adjusted EBITDA as a useful tool to assist in evaluating performance because it eliminates items related to capital structure and taxes, including the Company’s tax receivable agreement. Note that the Company classifies the interest expense on its warehouse lines of credit as an operating expense and, accordingly, it is not eliminated from net income in determining Adjusted EBITDA. Some of the items that the Company has eliminated from net income in determining Adjusted EBITDA are significant to the Company’s business. For example, (i) interest expense is a necessary element of the Company’s costs and ability to generate revenue because it incurs interest expense related to any outstanding indebtedness, (ii) payment of income taxes is a necessary element of the Company’s costs, and (iii) depreciation and amortization are necessary elements of the Company’s costs.

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

Set forth below is a reconciliation of consolidated net income to Adjusted EBITDA for the Company for the three months ended September 30, 2015 and 2014:

Adjusted EBITDA for the Company is calculated as follows:

(dollars in thousands)

	For the Three Months Ended September 30,
	2015	2014
Net income	$19,256	$18,026
Add:
Interest expense	13	16
Income tax expense	13,638	12,184
Depreciation and amortization	2,323	1,966
Stock-based compensation (a)	1,850	1,578
Initial recording of mortgage servicing rights	(4,743)	(1,867)
Increase (decrease) in payable under the tax receivable agreement	(1,052)	(299)

Adjusted EBITDA	$31,285	$31,604

(a)	Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation plan, office profit participation plans, and effective January 1, 2015, executive bonus plan that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation plan, office profit participation plans and executive bonus plan. Stock-based compensation expense for the three months ended September 30, 2015 reflects $0.6 million expense recognized during such period that was associated with restricted stock granted in February 2015 under the Company’s firm profit participation plan or office profit participation plans in respect of 2014. Stock-based compensation expense for the three months ended September 30, 2014 reflects $0.5 million expense recognized during such period that was associated with restricted stock granted in March 2014 under the Company’s firm profit participation plan or office profit participation plans in respect of 2013. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

Revenues. Our total revenues were $113.7 million for the three months ended September 30, 2015 compared to $112.6 million for the same period in 2014, an increase of $1.1 million, or 1.0%. Revenues increased primarily due to a $2.0 million increase in interest on mortgage notes receivable which was partially offset by a decrease in total production volumes of 0.6% as compared to the third quarter of 2014.

•	The revenues we generated from capital markets services for the three months ended September 30, 2015 decreased approximately $0.9 million, or 0.9%, to $109.8 million from $110.8 million for the same period in 2014. The decrease is primarily attributable to a 0.6% decrease in the total production volume during the third quarter of 2015 compared to the third quarter of 2014.

•	The revenues derived from interest on mortgage notes receivable were $3.2 million for the three months ended September 30, 2015 compared to $1.2 million for the same period in 2014, an increase of approximately $2.0 million. Revenues increased primarily as a result of an increase in the number of loan originations in the third quarter of 2015 compared to the third quarter of 2014 in connection with our services as a Freddie Mac Multifamily Program Plus® Seller/Servicer.

•	The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $0.6 million for each of the three months ended September 30, 2015 and September 30, 2014.

Total Operating Expenses. Our total operating expenses were $89.8 million for the three months ended September 30, 2015 compared to $86.8 million for the same period in 2014, an increase of $3.0 million, or approximately 3.4%. Expenses increased primarily due to increased occupancy, travel and entertainment, supplies, research and printing and other operating costs, most of which is due to the increase in headcount.

•	The cost of services for the three months ended September 30, 2015 decreased $0.2 million, or 0.3%, to $63.5 million from $63.8 million for the same period in 2014. The decrease is primarily the result of the decrease in commissions and other incentive compensation directly related to the decrease in capital markets services revenues, and a decrease in compensation expense directly tied to performance-based incentives earned in connection with employment agreements for recruited transaction professionals. Partially offsetting the decrease in cost of services are higher salary and fringe benefit costs from increased headcount. Cost of services as a percentage of capital markets services revenues was approximately 57.9% and 57.6% for the three month periods ended September 30, 2015 and September 30, 2014, respectively.

•	Personnel expenses that are not directly attributable to providing services to our clients decreased approximately $0.5 million, or 4.8%, to $10.7 million for the three months ended September 30, 2015 from $11.3 million for the same period in 2014. The decrease is primarily related to a decrease in profit participation costs of $1.0 million during the third quarter 2015 as compared to the third quarter 2014. This decrease was partially offset by increases in salaries and incentive compensation costs of $0.4 million, and an increase in equity compensation costs (excluding profit participation equity costs) of $0.2 million. Personnel expenses are also impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance-based firm and office profit participation plans and effective January 1, 2015, the executive bonus plan. These plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. The stock compensation cost included in personnel expenses was $1.8 million and $1.6 million for the three months ended September 30, 2015 and 2014, respectively. The increase in stock compensation costs is primarily due to restricted stock awards granted in February 2015 of $0.4 million, of which there was no such cost in the third quarter of 2014. At September 30, 2015, there was approximately $22.0 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the unvested restricted stock units is 3.2 years as of September 30, 2015. The weighted average remaining contractual term of the vested options is 3.5 years as of September 30, 2015.

•	Occupancy, travel and entertainment and supplies, research and printing expenses for the three months ended September 30, 2015 increased $1.7 million, or 25.8%, to $8.1 million compared to the same period in 2014. These increases are primarily due to increased travel and entertainment costs stemming from the increase in headcount and production transactions, increased occupancy costs from office expansions and increased supplies, research and printing costs from the increase in the number of transactions.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $7.5 million in the three months ended September 30, 2015, an increase of $2.1 million, or 38.9%, versus $5.4 million in the three months ended September 30, 2014. This increase is primarily related to higher interest on the warehouse line of credit, depreciation and amortization, professional fees and other operating costs.

Net Income. Our net income for the three months ended September 30, 2015 was $19.3 million, an increase of $1.2 million versus $18.0 million for the same fiscal period in 2014. This increase is primarily due to the increase in interest and other income, net.

•	Interest and other income, net for the three months ended September 30, 2015 was $8.0 million, an increase of $3.8 million as compared to $4.1 million for the same fiscal period in 2014 primarily due to higher income from the initial recording of mortgage servicing rights of $2.9 million, higher gains on sale of servicing rights on certain loans of $1.1 million and higher securitization compensation from the securitization of certain loans of $0.8 million. These increases were partially offset by lower other income earned in connection with our agency business.

•	The interest expense we incurred in the three months ended September 30, 2015 was $13,000 as compared to $16,000 in the three months ended September 30, 2014.

•	(Increase) decrease in payable under the tax receivable agreement reflects the change in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement. The $1.1 million decrease in payable under the tax receivable agreement for the three month period ended September 30, 2015 represents 85% of the decrease in the related deferred tax asset. The $0.3 million decrease in payable under the tax receivable agreement for the three month period ended September 30, 2014 represents 85% of the decrease in the related deferred tax asset.

•	Income tax expense was approximately $13.6 million for the three months ended September 30, 2015, as compared to $12.2 million in the three months ended September 30, 2014. This increase is primarily due to the higher income before income taxes during the three months ended September 30, 2015 as compared to the same period in the prior year. During the three months ended September 30, 2015, the Company recorded a current income tax expense of $9.4 million and deferred income tax expense of $4.3 million.

Following is a discussion of our results of operations for the nine months ended September 30, 2015 and September 30, 2014. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2014.

	For the Nine Months Ended September 30,				Total Dollar Change	Total Percentage Change
	2015		2014
	Dollars	% of Revenue	Dollars	% of Revenue
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$322,119	96.7%	$279,506	98.6%	$42,613	15.2%
Interest on mortgage notes receivable	9,044	2.7%	2,346	0.8%	6,698	285.5%
Other	1,785	0.5%	1,577	0.6%	208	13.2%

Total revenues	332,948	100.0%	283,429	100.0%	49,519	17.5%
Operating expenses
Cost of services	189,270	56.8%	163,178	57.6%	26,092	16.0%
Personnel	35,753	10.7%	36,343	12.8%	(590)	(1.6)%
Occupancy	8,991	2.7%	7,137	2.5%	1,854	26.0%
Travel and entertainment	10,086	3.0%	8,485	3.0%	1,601	18.9%
Supplies, research and printing	5,531	1.7%	4,576	1.6%	955	20.9%
Other	22,514	6.8%	16,103	5.7%	6,411	39.8%

Total operating expenses	272,145	81.7%	235,822	83.2%	36,323	15.4%

Operating income	60,803	18.3%	47,607	16.8%	13,196	27.7%
Interest and other income, net	23,006	6.9%	10,295	3.6%	12,711	123.5%
Interest expense	(35)	(0.0)%	(32)	(0.0)%	(3)	9.4%
(Increase) decrease in payable under tax receivable agreement	2,143	0.6%	800	0.3%	1,343	167.9%

Income before income taxes	85,917	25.8%	58,670	20.7%	27,247	46.4%
Income tax expense	36,078	10.8%	24,329	8.6%	11,749	48.3%

Net income	$49,839	15.0%	$34,341	12.1%	$15,498	45.1%

Adjusted EBITDA (1)	$84,435	25.4%	$66,559	23.5%	$17,876	26.9%

(1)	Set forth below is a reconciliation of consolidated net income to Adjusted EBITDA for the Company for the nine months ended September 30, 2015 and 2014:

Adjusted EBITDA for the Company is calculated as follows:

(dollars in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Net income	$49,839	$34,341
Add:
Interest expense	35	32
Income tax expense	36,078	24,329
Depreciation and amortization	6,604	5,902
Stock-based compensation (a)	6,394	8,243
Initial recording of mortgage servicing rights	(12,372)	(5,488)
Increase (decrease) in payable under the tax receivable agreement	(2,143)	(800)

Adjusted EBITDA	$84,435	$66,559

(a)	Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation plan, office profit participation plans and, effective January 1, 2015, executive bonus plan, that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation plan, office profit participation plans and executive bonus plan. Stock-based compensation expense for the nine months ended September 30, 2015 reflects $1.7 million expense recognized during such period that was associated with restricted stock granted in February 2015 under the Company’s firm profit participation plan or office profit participation plans in respect of 2014. Stock-based compensation expense for the nine months ended September 30, 2014 reflects $1.4 million expense recognized during such period that was associated with restricted stock granted in March 2014 under the Company’s firm profit participation plan or office profit participation plans in respect of 2013. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

Revenues. Our total revenues were $332.9 million for the nine months ended September 30, 2015 compared to $283.4 million for the same period in 2014, an increase of $49.5 million, or 17.5%. Revenues increased primarily due to a 20.3% increase in total production volumes as compared to the first nine months of 2014.

•	The revenues we generated from capital markets services for the nine months ended September 30, 2015 increased $42.6 million, or 15.2%, to $322.1 million from $279.5 million for the same period in 2014. The increase is primarily attributable to a 20.3% increase in the total production volume during the first nine months of 2015 compared to the first nine months of 2014. There was one unusually large transaction in the first nine months of 2014. If the Company’s 2014 production volumes were adjusted to exclude this transaction, the first nine months of 2015 production volumes would have increased approximately 23.6% as compared to the first nine months of 2014 adjusted production volumes.

•	The revenues derived from interest on mortgage notes receivable were $9.0 million for the nine months ended September 30, 2015 compared to $2.3 million for the same period in 2014, an increase of approximately $6.7 million. Revenues increased primarily as a result of a higher number of loan originations in the first nine months of 2015 compared to the first nine months of 2014 in connection with our services as a Freddie Mac Multifamily Program Plus® Seller/Servicer.

•	The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $1.8 million for the nine month period ended September 30, 2015 and $1.6 million for the nine month period ended September 30, 2014, an increase of approximately 13.2%.

Total Operating Expenses. Our total operating expenses were $272.1 million for the nine months ended September 30, 2015 compared to $235.8 million for the same period in 2014, an increase of $36.3 million, or 15.4%. Expenses increased primarily due to increased cost of services and other costs resulting primarily from an increase in capital markets services revenue and increased headcount.

•	The cost of services for the nine months ended September 30, 2015 increased $26.1 million, or 16.0%, to $189.3 million from $163.2 million for the same period in 2014. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues and increase in compensation expense directly tied to performance-based incentives earned in connection with employment agreements for recruited transaction professionals. Also contributing to the increase in cost of services are higher salary and fringe benefit costs from increased headcount. Cost of services as a percentage of capital markets services revenues was approximately 58.8% and 58.4% for the nine month periods ended September 30, 2015 and September 30, 2014, respectively.

•	Personnel expenses that are not directly attributable to providing services to our clients decreased $0.6 million, or 1.6%, to $35.8 million for the nine months ended September 30, 2015 from $36.3 million for the same period in 2014. The decrease is primarily related to a decrease in equity compensation (excluding equity compensation relating to the profit participation plans) of $2.2 million offset by an increase in salaries and incentive compensation costs of $1.0 million and an increase in profit participation costs of $0.8 million. Personnel expenses are also impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance-based firm and office profit participation plans and effective January 1, 2015, the executive bonus plan. These plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. The stock compensation cost included in personnel expenses was $6.4 million and $8.2 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in stock compensation costs is primarily due to the mark-to-market adjustment on restricted stock awards accounted for as liability awards which resulted in $3.2 million of expense in the first quarter of 2014 of which there was no such expense in the first nine months of 2015, partially offset by costs for restricted stock awards granted in February 2015 of $1.1 million, of which there was no such cost in the first nine months of 2014. At September 30, 2015, there was approximately $22.0 million of unrecognized compensation cost related to share-based awards. The weighted average remaining contractual term of the unvested restricted stock units is 3.2 years as of September 30, 2015. The weighted average remaining contractual term of the vested options is 3.5 years as of September 30, 2015.

•	Occupancy, travel and entertainment and supplies, research and printing expenses for the nine months ended September 30, 2015 increased $4.4 million, or 21.8%, to $24.6 million compared to the same period in 2014. These increases are primarily due to increased travel and entertainment costs stemming from the increase in headcount and production volumes, increased occupancy costs from office expansions and increased supplies, research and printing costs from the increase in production volumes and the number of transactions.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $22.5 million in the nine months ended September 30, 2015, an increase of $6.4 million, or approximately 39.8%, versus $16.1 million in the nine months ended September 30, 2014. This increase is primarily related to increased interest on warehouse line of credit of $3.3 million, increased amortization of $0.5 million due to a higher balance of mortgage servicing rights, increased depreciation of $0.2 million, increased professional fees of $0.8 million and increased other operating costs of $1.4 million.

Net Income. Our net income for the nine months ended September 30, 2015 was $49.8 million, an increase of approximately $15.5 million versus $34.3 million for the same fiscal period in 2014. This increase is primarily due to the increase in revenue as described above as well as higher interest and other income, net as discussed below.

•	Interest and other income, net for the nine months ended September 30, 2015 was $23.0 million, an increase of approximately $12.7 million as compared to $10.3 million for the same fiscal period in 2014 primarily due to higher gains on sale of servicing rights on certain loans of $1.7 million, higher securitization compensation from the securitization of certain loans of $3.2 million, and higher income on the initial recording of mortgage servicing rights of $6.9 million.

•	The interest expense we incurred in the nine months ended September 30, 2015 and 2014 was $35,000 and $32,000, respectively.

•	(Increase) decrease in payable under the tax receivable agreement reflects the change in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement. The $2.1 million decrease in payable under the tax receivable agreement for the nine month period ended September 30, 2015 represents 85% of the decrease in the related deferred tax asset. The $0.8 million decrease in payable under the tax receivable agreement for the nine month period ended September 30, 2014 represents 85% of the decrease in the related deferred tax asset.

•	Income tax expense was approximately $36.1 million for the nine months ended September 30, 2015, as compared to $24.3 million in the nine months ended September 30, 2014. This increase is primarily due to the higher income before income taxes during the nine months ended September 30, 2015 compared to the same period of the prior year. During the nine months ended September 30, 2015, the Company recorded current income tax expense of $23.8 million and deferred income tax expense of $12.3 million.

Financial Condition

Total assets decreased to $454.0 million at September 30, 2015 from $604.3 million at December 31, 2014, primarily due to a decrease in mortgage notes receivable of $99.4 million due to a lower number of loans pending sale to Freddie Mac at September 30, 2015, compared to December 31, 2014, a decrease in cash and cash equivalents of $53.5 million primarily due to a dividend payment of $67.8 million and a decrease in the deferred tax assets of $12.3 million. These decreases were partially offset by an increase in property and equipment, net of $2.3 million, an increase in intangible assets, net of $6.6 million, an increase in prepaid expenses and other current assets of $2.3 million and an increase in accounts receivable, net of $2.3 million.

Total liabilities decreased to $276.1 million at September 30, 2015 from $417.8 million at December 31, 2014, primarily due to a decrease in amounts outstanding under the warehouse lines of credit of $99.4 million due to a lower number of loans pending sale to Freddie Mac at September 30, 2015, compared to December 31, 2014, a decrease in accrued compensation and related taxes of $6.2 million primarily due to the payment of incentive compensation that was accrued as of December 31, 2014, a decrease in other current liabilities of $24.7 million primarily from the payment of federal, state and local income taxes and a $16.1 million decrease in client advances relating to our Freddie Mac Program Plus® Seller/Servicer business.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of payments under the tax receivable agreement and payment of commissions and bonuses to employees.

First Nine Months of 2015

Cash and cash equivalents decreased $53.5 million in the nine months ended September 30, 2015. Net cash of $20.2 million was provided by operating activities, primarily resulting from $49.8 million of net income which was partially offset by uses of cash from a $10.8 million payment under the tax receivable agreement, $1.2 million decrease in accrued compensation and related taxes, a $24.4 million decrease in other accrued liabilities, a $2.4 million increase in prepaid taxes, prepaid expenses and other current assets and a $2.3 million increase in accounts receivable. Cash of $3.6 million was used for investing in property and equipment. Financing activities used $70.1 million primarily due to a $67.8 million dividend payment that we made to holders of our Class A common stock on February 13, 2015. Additionally, payments on certain capital leases used $0.3 million, $2.4 million was used to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings and we recognized a $0.3 million excess tax benefit related to share-based award activities.

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

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At September 30, 2015, our cash and cash equivalents of approximately $178.6 million were invested or held in a mix of money market funds and bank demand deposit accounts at two financial institutions. Our liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash level, credit lines, interest and payments on debt, capital expenditures and other matters relating to liquidity and compliance with regulatory net capital requirements.

Over the nine month period ended September 30, 2015, we generated approximately $20.2 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the nine months ended September 30, 2015, we incurred approximately $272.1 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the nine months ended September 30, 2015, approximately 64.0% of our operating expenses were considered variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. However, if the economy deteriorates in the future, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings in U.S. federal, state and local income tax that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. We have estimated that future payments that will be made to HFF Holdings will be $121.2 million, of which approximately $10.8 million is anticipated to be paid in 2016.

Our liquidity needs related to our long term obligations are primarily related to our facility leases. Additionally, for the nine months ended September 30, 2015, we incurred approximately $9.0 million in occupancy expenses and approximately $35,000 in interest expense.

We are a party to an uncommitted $450 million financing arrangement with PNC and an uncommitted $125 million financing arrangement with Huntington, to fund our Freddie Mac loan closings. Pursuant to these arrangements, PNC or Huntington funds the multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington National Bank financing arrangements are only for the purpose of supporting our participation in Freddie Mac’s Program Plus® Seller/Servicer program and cannot be used for any other purpose. In January 2015, in anticipation of increased loan volume, PNC agreed to a one-time increase of $500 million to be outstanding for a period of 15 days, which was utilized in April 2015. Effective March 17, 2015, the $350 million financing arrangement with PNC was then increased by $100 million to a total of $450 million. Additionally, on January 27, 2015, HFF LP entered into an agreement with Huntington to increase the uncommitted financing agreement by $100 million for a period of the lesser of 60 days after the first advance or May 1, 2015, at which time the arrangement reverted to $125 million. On October 2, 2015, HFF LP entered into an extended funding agreement with Freddie Mac whereby Freddie Mac can extend the Original Funding Date (as defined in the agreement) on any mortgage that HFF LP closes within the fourth quarter of 2015, to February 15, 2016. In connection with the extended funding agreement with Freddie Mac, PNC agreed to increase the financing arrangement to $1.5 billion and Huntington agreed to increase the financing arrangement to $225 million. Once the extended funding agreement with Freddie Mac expires on February 15, 2016, the capacity under the warehouse agreements will revert to $450 million for PNC and $125 million for Huntington. As of September 30, 2015, we had outstanding borrowings of $85.7 million under the PNC/Huntington arrangements and a corresponding amount of mortgage notes receivable. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus® Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

Intangible Assets. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, we determine the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering our own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, we have consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of September 30, 2015, the fair value and net book value of the servicing rights were $35.5 million and $27.1 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 167%, the discount rate increased 82% or if there is a 26% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the potential impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.

Income Taxes. The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and for tax credit carryforwards, if any. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the tax rate change. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The net deferred tax asset of $133.8 million at September 30, 2015 is comprised mainly of a $132.8 million deferred tax asset related to the Section 754 of the Internal Revenue Code (“Section 754”) election tax basis step up. The net deferred tax asset related to the Section 754 election tax basis step up of $132.8 million represents annual pre-tax deductions on the Section 754 basis step up and payments under the tax receivable agreement of approximately $32.6 million in 2015, then increasing to $52.9 million in 2021 and then decreasing over the next nine years to approximately $0.1 million in 2030. In order to realize the anticipated pre-tax benefit of approximately $32.6 million in 2015, the Company needs to generate approximately $287 million in revenue, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit each year, the shortfall becomes a net operating loss that can be carried back 2 years to offset prior years’ taxable income, if any, or carried forward 20 years to offset future taxable income. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction would be made in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets.

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

Employment / Non-compete Agreements. The Company has entered into arrangements with newly-hired transaction professionals whereby these transaction professionals would be paid additional compensation if certain performance targets are met over a defined period. Some of these agreements contain provisions that the payments will be made to the transaction professionals only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2016 through 2018. We begin to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, we evaluate the probability of each of the transaction professionals achieving the performance targets and the probability of each of the transaction professionals signing an employment agreement, if applicable. As of September 30, 2015, $5.2 million has been accrued for these arrangements.

Firm and Office Profit Participation Plans and Executive Bonus Plan. The Company’s Plans allow for payments in cash and share-based awards if certain performance targets are achieved during the year. The expense associated with the Plans is included in personnel expenses in the consolidated statements of income. The expense recorded for these plans is estimated during the year based on actual results at each interim reporting date and an estimate of future results for the remainder of the year. Based on an accounting policy election and consistent with ASC 718 Compensation – Stock Compensation, the expense associated with the estimated share-based component of the estimated incentive payout is recognized before the grant date of the stock due to the fact that the terms of the Plans have been approved by the Company’s board of directors, the employees of the Company understand the requirements to earn the award, the number of shares is not determined before the grant date and, finally, if the performance metrics are not met during the performance year, the award is not earned and therefore forfeited. Prior to the grant date, the share-based component-related expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income. Following the award, if any, the share-based component expense is reclassified as stock compensation costs with personnel expenses.

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

Pending Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued changes to revenue recognition with customers. This update provides a five-step analysis of transactions to determine when and how revenue is recognized. An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update will be effective for the Company beginning in calendar year 2018. This update may be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

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

HFF, INC.

Dated: November 9, 2015	By:	/s/ Mark D. Gibson
Mark D. Gibson
Chief Executive Officer,
Director and Executive Managing Director
(Principal Executive Officer)

Dated: November 9, 2015	By:	/s/ Gregory R. Conley
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