Form 10-K
period 2015-12-31
HFF, Inc.
filed 2016-02-26
CIK 1380509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

As of February 19, 2016, there were 37,978,980 shares of Class A common stock, par value $0.01 per share, of the registrant outstanding.

The aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2015 was approximately $1.5 billion, based on the closing price per share of Class A common stock on that date of $41.73 as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and officers of the registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

ii

PART I

Item 1.    Business

Overview

We are, based on transaction volume, one of the leading providers of commercial real estate and capital markets services to both the users and providers of capital in the U.S. commercial real estate industry and one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 22 offices nationwide with approximately 810 associates including approximately 290 transaction professionals. During 2015, we advised on approximately $76.2 billion of completed commercial real estate transactions, a 17.3% increase compared to the approximately $65.0 billion of completed transactions we advised on during 2014.

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

Substantially all of our revenues are in the form of capital markets services fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We also earn fees from commercial loan servicing activities. We believe that our multiple product offerings and platform services, diverse client mix, expertise in a wide range of property types and national platform have the potential to create a diversified revenue stream within the U.S. commercial real estate sector. Our revenues and net income were $502.0 million and $84.0 million, respectively, for the year ended December 31, 2015, compared to revenues and net income of $425.9 million and $61.3 million, respectively, for the year ended December 31, 2014.

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

The situation in the global credit markets during late 2007 continuing through today, whereby many world governments (including the U.S., where the Company transacts virtually all of its business) had to take and continue to take unprecedented and uncharted steps to support the financial institutions in their respective countries from collapse, was unprecedented in the Company’s history. Restrictions on the availability of capital, both debt and/or equity, during late 2007 through 2010, created significant reductions of liquidity in, and flow of capital to, many global financial markets including the commercial real estate financial markets in the U.S. In addition, such restrictions, coupled with the downturn in the U.S. economy caused commercial real estate prices to decrease in the U.S. While conditions in 2011 through 2015 were generally improved, unresolved global and domestic credit and liquidity issues, as well as the unresolved downturns in many of the global and domestic economies, could reduce in the future, the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes in the markets which the Company competes. Further detail regarding the effect of the recent situation in the credit markets and the commercial real estate markets can be found under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Annual Report on Form 10-K.

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

Our Competitive Strengths

We attribute our success and distinctiveness to our ability to leverage a number of key competitive strengths, including:

People, Expertise and Culture

We and our predecessor companies have been in the commercial real estate business for over 30 years, and our transaction professionals have significant experience and long-standing relationships with our clients. We employ approximately 290 transaction professionals with an average of 17.0 years of commercial real estate transaction experience. The transaction history accumulated among our transaction professionals ensures a high degree of market knowledge on a macro level, knowledge of commercial real estate markets, long term relationships with the most active investors and a comprehensive understanding of commercial real estate capital markets products. Our employees come from a wide range of real estate related backgrounds, including investment advisors and managers, investment bankers, attorneys, brokers and mortgage bankers.

Our culture is governed by our commitment to high ethical standards, putting the clients’ interests first and treating clients and our own associates fairly and with respect. These distinctive characteristics of our culture are highly evident in our ability to retain and attract employees. The average tenure for our senior transaction professionals is 13.2 years, and the average production tenure for the top 25 senior transaction professionals compiled by initial leads during the last five years was 15.9 years (including tenure with predecessor companies). Furthermore, several of our senior transaction professionals have a personal economic interest in our firm, which further aligns their individual interests with those of the Company and its stockholders, as a whole, and our clients.

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

Extensive Cross-Selling Opportunities

As some participants in the commercial real estate market are frequently buyers, sellers, lenders and borrowers at various times, we believe our relationships with these participants across all aspects of their businesses provide us with multiple revenue opportunities throughout the life cycle of their commercial real estate investments. In addition, we sometimes provide more than one service in a particular transaction, such as in an investment sale where we not only represent the seller of a commercial real estate investment but also represent the buyer in arranging acquisition financing. During 2015, 2014 and 2013, we executed multiple transactions across multiple platform services with 24, 23 and 24, respectively, of our top 25 clients.

Broad and Deep Network of Relationships

We have developed broad and deep-standing relationships with the users and providers of capital in the industry and have completed multiple transactions for many of the top institutional commercial real estate investors in the U.S. as well as several global investors who invest in the U.S. Importantly, our transaction professionals, analysts and closing specialists foster relationships with their respective counterparts within each client’s organization. This provides, in our opinion, a deeper relationship with our firm relative to our competitors. In 2015 and 2014, no one borrower or no one seller client, represented more than 3% of our total capital markets services revenues. The combined fees from our top 10 seller clients for the years 2015 and 2014, were less than 8% of our capital markets services revenues for each year, and the combined fees from our top 10 borrower clients were less than 5% of our capital markets services revenues for each year.

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

Our Strategic Growth Plan

We seek to improve our market position by focusing on the following strategic growth initiatives:

Increase Market Share Across Each of our Capital Markets Services

We believe that we have the opportunity to increase our market share in each of the various capital markets services we provide to our clients by penetrating deeper into our national, regional and local client relationships. We also intend to increase our market share by selectively hiring transaction professionals in our existing offices and in new locations, predicated on finding the most experienced professionals in the market who have the highest integrity, work ethic and reputation, while fitting into our culture and sharing our business philosophy and business practices. Since 2011, in addition to opening offices in Tampa, FL, Austin, TX, Denver, CO, Orlando, FL, Philadelphia, PA and Charlotte, NC, we have significantly added to the platform services and product specialty types in a majority of our offices.

•	Debt Placement. In 2015, our transaction volume in debt placements was approximately $38.2 billion, an increase of 18.8% from approximately $32.1 billion in 2014.

•

Investment Sales.    In 2015, we completed investment sales of approximately $34.1 billion, an increase of approximately 17.5% from the approximately $29.0 billion completed in 2014. According to Real Capital Analytics, commercial real estate sales volume for office, industrial, multifamily, retail, hotel properties and land in the U.S. in 2015 and 2014 were $533.6 billion and $432.4 billion, respectively.

•

Equity Placement and Advisory Services.    In 2015, we completed approximately $3.4 billion of equity placement and advisory services transactions (which include amounts that we internally allocate to the equity placement reporting category, even though the transaction may have been funded through a single mortgage note) for our clients, representing a decrease of 4.5% from the $3.6 billion completed in 2014.

•

Private Equity and Investment Banking and Advisory Services.    Our broker-dealer subsidiary, HFF Securities, undertakes both discretionary and non-discretionary private equity raises, select property specific joint ventures and select investment banking activities for our clients. At December 31, 2015 and 2014, we had $2.9 billion and $3.1 billion, respectively, of active private equity discretionary fund transactions on which HFF Securities was engaged, which may result in additional future revenue.

•

Loan Sales.    We have consummated $0.5 billion and $0.2 billion in loan sales transactions in 2015 and 2014, respectively, an increase of 129.1%. This business is based on the desire of lenders seeking to diversify concentration risk (geographic, borrower or product type), manage potential problems in their loan portfolios or sell loans rejected from commercial-mortgage backed securities (CMBS) securitization pools.

•

Loan Servicing.    The principal balance of HFF’s loan servicing portfolio increased 23.7% to approximately $48.7 billion at December 31, 2015 from approximately $39.3 billion at December 31, 2014. We currently have approximately 33 correspondent lender relationships with life insurers.

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

Our debt transaction professionals originated approximately $5.1 billion and $5.6 billion of debt for clients that purchased properties sold by our investment sales professionals for their clients in 2015 and 2014, respectively. Our investment sales professionals also referred clients to our debt transaction professionals who arranged debt financings totaling approximately $5.9 billion and $5.4 billion in 2015 and 2014, respectively. Our debt transaction professionals also referred clients to our investment sales transaction professionals who sold approximately $4.6 billion and $6.0 billion of properties in 2015 and 2014, respectively. Also, in 2015 and 2014, our subsidiary HFF Securities originated debt volumes of approximately $165.4 million and $242.3 million, respectively, in addition to its other equity placement activities.

Expand Our Geographic Footprint

We believe that opportunities exist to strategically establish and increase our presence in several key domestic, and potentially international, markets. When strategic opportunities present themselves with high quality transaction professionals, it is our intention to capitalize on such opportunities as we did in Charlotte, NC in July 2014, Philadelphia, PA in December 2013, Orlando, FL in May 2012 and Denver, CO in January 2012. While our transactional professionals, located in 22 offices throughout the U.S., advised clients on transactions in 46 states, Puerto Rico and the District of Columbia and in more than 750 cities in 2015, there are a number of major metropolitan areas where we do not maintain an office. We have no overseas offices, but do, on a periodic basis, send our transaction professionals overseas to meet with capital sources and global clients. By comparison, a number of our large public competitors have in excess of 100 offices worldwide and some have nearly 100 in the U.S alone. We constantly review key demand drivers of commercial real estate by market, including growth in population, households, employment, commercial real estate inventory by product type, and new construction. By doing so, we can determine not only where future strategic growth should occur, but more importantly, we can also ensure our transaction professionals are constantly calling on the most attractive markets where we do not have offices. Since 2011, we have opened offices in Tampa, FL, Austin, TX, Denver, CO and Orlando, FL, Philadelphia, PA and Charlotte, NC. In addition, during this same period, we have significantly added to the platform services and product specialties in nearly all of our offices.

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

Align our Leadership and Compensation Structures with Our Long-term Growth

Under the management and leadership structure for our Operating Partnerships that we adopted in December 2010, each Operating Partnership’s existing operating committee was replaced with an executive committee (including ad-hoc members) and a leadership committee which includes approximately sixty of our senior transaction professionals and managers, which includes the executive committee members. The executive committee for each partnership consists of at least three, but no more than seven, individuals (in addition to ad-hoc members), one of whom is the managing member of the Operating Partnerships. The executive committee currently consists of our two inside directors, Mark Gibson, our chief executive officer, and Jody Thornton, our president and managing member of the Operating Partnerships, and four of our executive managing directors, Matthew D. Lawton, Gerard T. Sansosti, Manuel A. de Zarraga and effective January 1, 2016, Michael J. Tepedino. The executive committee is primarily responsible for the day-to-day oversight of the Operating Partnerships’ lines of business and property verticals. The leadership committee is composed of (i) the executive committee members, (ii) individual leaders chosen from each line of business and property vertical, (iii) the office heads from each office and (iv) individuals from other line and support functions at the discretion of the executive committee. The members of the leadership committee are responsible for either overseeing their respective lines of business, property verticals or their office as well as facilitating communication and educating all of our transaction professionals within each office, each line of business and each of the property and/or product specialties to better serve our clients.

We also aim to ensure continued emphasis on annual production, maintain our partnership culture and continue the alignment of employee, management and stockholder interests through periodic omnibus awards to individuals if the situation warrants and through our profit participation bonus plans. Under our HFF LP and HFF Securities profit participation bonus plans, (collectively, the “Office Profit Participation Plans”) with respect to each applicable office for each calendar year, if a 14.5% or greater profit margin is generated by such office, an amount equal to 15% of the adjusted operating income (as defined under such plan) generated by such office funds a cash bonus pool payable to selected employees of HFF LP or HFF Securities, as the case may be. These plans were adopted in 2007 in connection with our initial public offering. Effective January 1, 2015,we amended the Office Profit Participation Plans to provide that our board of directors, or any appropriate committee thereof, may elect to pay up to one-half of the profit participation bonuses payable under the plans in the form of equity-based awards. In December 2010, we also adopted a new HFF, Inc. firm profit participation bonus plan (the “Firm Profit Participation Plan”) utilized primarily to compensate our business line and property vertical leadership. Under this plan, for each calendar year, if we achieve a 17.5% or greater adjusted operating income margin (as defined under such plan), a bonus pool will be funded by a percentage, ranging from 15% to 25%, of our adjusted operating income (as defined under such plan) beyond predefined adjusted operating income margin thresholds. Our board of directors, or an appropriate committee thereof, may elect to pay up to two-thirds of the profit participation bonuses payable under this plan in the form of equity-based awards. Effective January 1, 2015, we amended the Office Profit Participation Plans and Firm Profit Participation Plan, which will now provide for an overall increase in the allocation of share-based awards. The cash portion of the awards will not be subject to time-based vesting conditions and will be expensed during the performance year. The share-based portion of the awards is subject to a three year time-based vesting schedule beginning on the first anniversary of the grant (which is made in the first calendar quarter of the subsequent year). As a result, the total expense for the share-based portion of the awards is recorded over the period from the beginning of the performance year through the vesting date, or 50 months. Therefore, under the new design, the expense recognized during the performance year will be less than the expense that would have been recognized under the previous design. We expect that difference will be recognized as an increase in expense over the subsequent three years, irrespective of our financial performance in the future periods.

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

Commercial Loan Servicing

We provide commercial loan servicing (primary and sub-servicing) for life insurance companies, Federal Home Loan Mortgage Corporation (Freddie Mac), Federal National Mortgage Association (Fannie Mae) through strategic relationships with several delegated underwriting and servicing (DUS®) lenders, CMBS originators, mortgage REITS and debt funds, groups that purchase performing and/or non-performing loans as well as owners who sell commercial real estate subject to a purchase money mortgage. We are not a master servicer and therefore we have no advancing obligations for principal and interest nor do we have any loss sharing obligations relative to our loan servicing portfolio. Additionally, we are a rated CMBS primary and special servicer by Fitch Ratings. The primary servicer rating reflects our experienced and tenured management and staff and our long history as a commercial mortgage primary servicer, including with respect to Freddie Mac and CMBS servicing. The special servicer rating is based on our ability to work out, manage and resolve commercial mortgage loans and real estate owned (REO) assets. We believe our servicing platform, experienced personnel and hands-on service allow us to maintain close contact with both borrowers and lenders, and as a result, we are often the first point of contact in connection with refinancing, restructuring or sale of commercial real estate assets. Revenue is earned primarily from servicing fees charged to the lender.

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

Competition

The commercial real estate services industry, and all of the services that we provide, are highly competitive, and we expect them to remain so. We compete on a national, regional, local basis and in some cases an international basis, as well as on a number of other critical factors, including but not limited to the quality of our people and client service, historical track record and expertise and range of services and execution skills, absence of conflicts and business reputation. Depending on the product or service, we face competition from other international and domestic commercial real estate service providers, institutional lenders, banks and savings and loans, CMBS conduits, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. Top competitors we face on national, regional and local levels including but not limited to CBRE Capital Markets, Cushman & Wakefield, Eastdil Secured (owned by Wells Fargo), Jones Lang LaSalle, Colliers, Cassidy Turley, Walker Dunlop, Marcus & Milichap, Newmark/Frank, Northmarq Capital (Marquette), Meridian and Berkadia, among others. There are numerous other local and regional competitors in each of the local markets where we are located as well as the markets in which we do business.

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

Employees

Our total employment was 810 employees as of December 31, 2015, which represents a 12.3% increase from the December 31, 2014 total employment of 721 employees.

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

As previously discussed in “Special Note Regarding the Registrant,” in connection with our initial public offering of our Class A common stock in February 2007, we effected a reorganization of our business. In connection with the Reorganization Transactions, HFF, Inc. was incorporated in Delaware in November 2006 and became, and continues to be, a holding company holding partnership units in the Operating Partnerships and all of the outstanding shares of Holliday GP. Following the Reorganization Transaction and prior to August, 31, 2012, HFF Holdings and HFF, Inc., through their wholly-owned subsidiaries, were the only limited partners of the Operating Partnerships. During the period between November 30, 2009 and August 31, 2012, HFF Holdings exchanged all of the remaining partnership units that it held in each of the Operating Partnerships for shares of Class A common stock of the Company. Following such exchanges and continuing through the filing date of this Annual Report on Form 10-K, HFF, Inc., through its wholly-owned subsidiaries, holds 100% of the partnership units in the Operating Partnerships and is the only equity holder of the Operating Partnerships.

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

•

Declines in the regional or local demand for commercial real estate, or significant disruptions in other segments of the real estate markets and/or capital markets, could adversely affect our results of operations. During 2015, approximately 22.9%, 13.1%, 10.2%, 6.3%, and 5.2% of the Company’s capital markets services revenues were derived from transactions involving commercial real estate located in Texas, California, Florida, New York and the region consisting of the District of Columbia, Maryland and Virginia, respectively. As a result, a significant portion of our business is dependent on the economic conditions in general and in certain markets for commercial real estate such as in these areas, which, like other commercial real estate markets, have experienced price volatility or economic downturns in the past.

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

In addition, our competitors may attempt to recruit our transaction professionals. The employment arrangements, non-competition agreements and retention agreements we have entered into with members of HFF Holdings or may enter into with our key associates may not prevent our transaction professionals and other key associates from resigning or competing against us. Any such arrangements and agreements have expired for some members of HFF Holdings and will expire after a certain period of time for other members of HFF Holdings, at which point each such person would be free to compete against us and solicit our clients and employees. In particular, certain non-competition covenants entered into with 26 of our transaction professionals (including our Chief Executive Officer and President), who consist of the majority of the members of HFF Holdings, expired in March 2015. After discussion with our transaction professionals, management and review by our independent directors, we decided not to renew these agreements prior to their expiration. Additionally, we currently do not have employment covenants with certain other key associates and there is no assurance that we will be able to retain their services.

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

Our clients are both users of capital, such as property owners, and providers of capital, such as lenders and equity investors. Defaults or non-performance by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity crises and could lead to losses or defaults by one or more of our clients, which, in turn, could have a material adverse effect on our results of operations and financial condition. In addition, a client may fail to make payments when due, become insolvent or declare bankruptcy. Any client bankruptcy or insolvency or the failure of any client to make payments when due could result in material losses to our company. In particular, if any of our significant clients becomes insolvent or suffers a downturn in its business, it may seriously harm our business. While in 2015 and 2014 no one borrower or no one seller client represented more than 3% of our total capital markets services revenues, bankruptcy filings by or relating to one of our clients could delay or bar us from collecting pre-bankruptcy debts from that client.

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

A diminution in the ease at which our current financing sources can be drawn upon could negatively impact our liquidity. While we are party to an uncommitted $450 million warehouse line of credit with PNC Bank, National Association (“PNC”) and an uncommitted $125 million warehouse line of credit with The Huntington National Bank (“Huntington”) to fund our Freddie Mac loan closings in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, such warehouse line of credit arrangements are uncommitted and funded on a transaction-by-transaction basis. On October 2, 2015, HFF LP entered into an extended funding agreement with Freddie Mac whereby Freddie Mac can extend the Original Funding Date (as defined in the agreement) on any mortgage that HFF LP funds within the fourth quarter of 2015, to February 15, 2016. In connection with the extended funding agreement with Freddie Mac, PNC agreed to increase the financing arrangement to $1.5 billion and Huntington agreed to increase the financing arrangement to $225 million. Once the extended funding agreement with Freddie Mac expired on February 15, 2016, the capacity under the warehouse agreements reverted to $450 million for PNC and $125 million for Huntington. As of December 31, 2015, we had aggregate outstanding borrowings of $318.6 million under the PNC and Huntington arrangements (and a corresponding amount of mortgage notes receivable). Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

Our existing goodwill and other intangible assets could become impaired, which may require us to take non-cash charges.

Under current accounting guidelines, we evaluate our goodwill and other intangible assets for potential impairment annually or more frequently if circumstances indicate impairment may have occurred.

As of December 31, 2015, our recorded goodwill was approximately $3.7 million and our other intangible assets, net, were $27.0 million. The Company performs the required annual goodwill impairment evaluation in the fourth quarter of each year. No impairment of goodwill was determined to exist for the years ended December 31, 2015, 2014 or 2013. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. As of December 31, 2015, the fair value and net book value of the Freddie Mac, CMBS and Life Company servicing rights were $35.8 million and $26.9 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 177%, the discount rate increased 102% or if there is a 24% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. For further detail, refer to the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies; Use of Estimates” in this Annual Report on Form 10-K. Any impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which charge could materially adversely affect our reported results of operations and the market price of our Class A common stock in future periods.

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

The net deferred tax asset of $129.9 million at December 31, 2015 is comprised mainly of a $129.9 million deferred tax asset related to the a tax basis step-up election under Section 754 of the Internal Revenue Code, as amended (“Section 754”), made by HFF, Inc. relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for shares of the Company’s Class A common stock since the date of the Reorganization Transactions. The deferred tax asset related to the Section 754 election tax basis step up of $129.9 million represents annual pre-tax deductions on the Section 754 basis step up and past payments under the tax receivable agreement of approximately $34.6 million in 2016, then increasing to $52.6 million in 2021 then decreasing over the next nine years to approximately $0.1 million in 2030. In order to realize the anticipated pre-tax benefit of approximately $34.6 million in 2016, the Company needs to generate approximately $305 million in revenue, assuming our current cost structure. In the event that the Company cannot realize the annual benefit each year, the shortfall becomes a net operating loss that can be carried back 2 years to offset prior years’ taxable income or carried forward 20 years to offset future taxable income. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income.

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

We could be adversely affected if the Terrorism Risk Insurance Act of 2002 is not renewed beyond 2020, or is adversely amended, or if insurance for other natural or manmade disasters is interrupted or constrained

Our business could be adversely affected if the Terrorism Risk Insurance Act of 2002, or TRIA, is not renewed beyond 2020, or is adversely amended, or if insurance for other natural and manmade disasters is interrupted or constrained. In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attack, the Terrorism Risk Insurance Act of 2002 was enacted to ensure the availability of commercial insurance coverage for terrorist acts in the United States. This law established a federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and required that coverage for terrorist acts be offered by insurers. Although TRIA was amended and extended through 2020, it is possible that TRIA will not be renewed beyond 2020, or could be adversely amended, which could adversely affect the commercial real estate markets and capital markets if a material subsequent event occurred. Lenders generally require owners of commercial real estate to maintain terrorism insurance. In the event TRIA is not renewed, terrorism insurance may become difficult or impossible to obtain. Natural disasters and the lack of commercially available wind damage and flood insurance could also have a negative impact on the acquisition, disposition and financing of the commercial properties in certain areas. Any of these events could result in a general decline in acquisition, disposition and financing activities, which could lead to a reduction in our fees for arranging such transactions as well as a reduction in our loan servicing activities due to increased delinquencies and lack of additional loans that we would have otherwise added to our portfolio, all of which could adversely affect our business, financial condition and results of operation.

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

Members of HFF Holdings, who consist of our senior transaction professionals as well as other employees of the Operating Partnerships, held in their individual capacity approximately 13% of the voting power in HFF, Inc. as of February 19, 2016. As a result, and in combination with the fact that our certificate of incorporation does not provide for cumulative voting, these individuals, acting as individuals, collectively, have the ability to exert significant influence in the election of the members of our board of directors and thereby the control of our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends. In addition, these individuals may be able to significantly influence the outcome of all matters requiring stockholder approval, including a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. We cannot assure you that the interests of these individuals will not conflict with your interests.

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

In June 2010, following consultation with our board of directors, 29 members of HFF Holdings agreed to impose resale restrictions on 4,020,640 shares of Class A common stock, a portion of their shares of Class A common stock received in connection with the modification of the Exchange Right and the extension of certain employment agreements with such members of HFF Holdings. In each of March 2015, March 2014 and March 2013, 33%, or approximately 1.34 million of such restricted shares of Class A common stock, became eligible to be freely sold, and as a result, all of the shares received by such members of HFF Holdings in connection with the modification of the Exchange Right and extension of certain employment are agreements are no longer subject to resale restrictions.

As of February 19, 2016, 2,209,133 shares of our Class A common stock were reserved for issuance under outstanding awards of vested and unvested restricted stock or options to purchase our Class A common stock and 111,887 shares of our Class A common stock were reserved for future issuance under our 2006 Omnibus Incentive Compensation Plan.

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

None.

Item 2.    Properties

Our principal executive offices are located in leased office space at One Oxford Centre, 301 Grant Street, Suite 1100, Pittsburgh, PA. We also lease or sublease space for our offices at Charlotte, NC; Philadelphia, PA; Boston, MA; New York, NY; Florham Park, NJ; Washington, D.C.; Miami, FL; Orlando, FL; Tampa, FL; Atlanta, GA; Indianapolis, IN; Chicago, IL; Houston, TX; Dallas, TX; Austin, TX; San Diego, CA; Orange County, CA; Los Angeles, CA; San Francisco, CA; Denver, CO; and Portland, OR. The Company operates 22 offices in the U.S. We do not own any real property. We believe that our existing facilities will be sufficient for the conduct of our business during the next fiscal year.

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

Market Information

Our Class A common stock, par value $0.01 per share, trades on the New York Stock Exchange (“NYSE”) under the symbol “HF.” In connection with our initial public offering, our Class A common stock was priced for initial sale on January 30, 2007. There was no established public trading market for our common stock prior to that date. On February 19, 2016 the closing sales price, as reported by the NYSE, was $24.17.

The following table sets forth the high and low sale prices for our Class A common stock as reported by the NYSE for the periods indicated:

	2015
	High	Low
1st Quarter	$39.47	$33.09
2nd Quarter	44.07	37.26
3rd Quarter	47.77	33.36
4th Quarter	37.75	29.38

	2014
	High	Low
1st Quarter	$34.74	$25.53
2nd Quarter	37.58	29.79
3rd Quarter	38.23	28.75
4th Quarter	37.22	25.78

For equity compensation plan information, please refer to Item 12 in Part III of the Annual Report on Form 10-K.

Holders

On February 19, 2016, we had 112 stockholders of record of our Class A common stock.

Dividends

On January 20, 2015, our board of directors declared a special cash dividend of $1.80 per share of Class A common stock to stockholders of record on February 2, 2015. The aggregate dividend payment was paid on February 13, 2015 and totaled approximately $67.8 million based on the number of shares of Class A common stock then outstanding. Additionally, 49,383 restricted stock units (dividend equivalent units) were granted for those unvested and vested but not issued restricted stock units as of the record date of February 2, 2015. These dividend units follow the same vesting terms as the underlying restricted stock units. On January 22, 2016, our board of directors declared a special cash dividend of $1.80 per share of Class A common stock to stockholders of record on February 8, 2016. The aggregate dividend payment was paid on February 19, 2016 and totaled approximately $68.4 million based on the number of shares of Class A common stock then outstanding. Additionally, 72,085 restricted stock units (dividend equivalent units) were granted for those unvested and vested but not issued restricted stock units as of the record date of February 8, 2016. These dividend units follow the same vesting terms as the underlying restricted stock units. The declaration and payment of any future dividends will be at the sole discretion of our board of directors.

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

Performance Graph

The following graph shows our cumulative total stockholder return for the period December 31, 2010 and ending on December 31, 2015. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, and an industry peer group for this period.

The comparison below assumes $100 was invested on December 31, 2010 in our Class A common stock and in each of the indices shown and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not indicative of future stock price performance. The peer group is comprised of the following publicly-traded real estate services companies: CB Richard Ellis Group, Inc. and Jones Lang LaSalle Incorporated. These two companies represent our primary competitors that are publicly traded with business lines reasonably comparable to ours.

COMPARISON OF 60-MONTH CUMULATIVE TOTAL RETURN

Among HFF, Inc., The S&P 500 Index, and a Peer Group

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
HFF, Inc.	100.00	106.94	170.08	306.49	432.35	391.90
S&P 500 Index	100.00	100.00	113.40	146.97	163.71	162.52
Peer Group	100.00	73.80	99.06	126.13	174.68	154.06

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities of the Company during 2015.

Item 6.	Selected Financial Data

The selected historical consolidated financial data as of and for the years ended December 31, 2015, 2014, and 2013 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data for the year ended December 31, 2012 and 2011 was also derived from our audited consolidated financial statements not otherwise included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future performance or results of operations. You should read the combined historical financial data together with our consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K.

	For The Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Income Data:
Total revenue	$501,990	$425,918	$355,605	$284,974	$254,679
Operating expenses	394,217	341,091	285,628	234,857	201,307

Operating income	107,773	84,827	69,977	50,117	53,372
Interest and other income, net	32,043	17,926	17,100	20,049	14,968
Interest expense	(47)	(41)	(33)	(42)	(29)
(Increase) decrease in payable under the tax receivable agreement	2,143	800	(1,040)	(17,358)	(3,890)

Income before income taxes	141,912	103,512	86,004	52,766	64,421
Income taxes	57,949	42,226	34,578	8,661	22,371

Net income	83,963	61,286	51,426	44,105	42,050
Net income attributable to noncontrolling interest	—	—	—	243	2,031

Net income attributable to controlling interest	$83,963	$61,286	$51,426	$43,862	$40,019

Diluted earnings per common share	$2.18	$1.61	$1.36	$1.18	$1.11

Cash dividends per common share	$1.80	$1.83	—	$1.52	—
Adjusted EBITDA (1)	$141,263	$110,110	$96,948	$70,002	$68,995
Balance Sheet Data:
Total assets	$742,530	$604,252	$488,176	$589,199	$478,451
Long term debt, excluding current portion	$514	$429	$185	$279	$300
Total liabilities	$528,026	$417,807	$312,602	$468,177	$348,051

(1)

The Company defines Adjusted EBITDA as net income attributable to controlling interest before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) net income attributable to the noncontrolling interest, (v) stock-based compensation expense, which is a non-cash charge, (vi) income recognized on the initial recording of mortgage servicing rights that are acquired with no initial consideration and the inherent value of servicing rights, which are non-cash income amounts and (vii) the increase (decrease) in payable under the tax receivable agreement, which represents changes in a liability recorded on the Company’s consolidated balance sheet determined by the ongoing remeasurement of related deferred tax assets and, therefore, can be income or expense in the Company’s consolidated statement of income in any individual period. The Company uses Adjusted EBITDA in its business operations to, among other things, evaluate the performance of its business, develop budgets and measure its performance against those budgets. The Company also believes that analysts and investors use Adjusted EBITDA as supplemental measures to evaluate its overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP. The Company finds Adjusted EBITDA as a useful tool to assist in evaluating performance because it eliminates items related to capital structure and taxes, including, the Company’s tax receivable agreement. Note that the Company classifies the interest expense on its warehouse lines of credit as an operating expense and, accordingly, it is not eliminated from net income attributable to controlling interest in determining Adjusted EBITDA. Some of the items that the Company has eliminated from net income attributable to controlling interest in determining Adjusted EBITDA are significant to the Company’s business. For example, (i) interest expense is a necessary element of the Company’s costs and ability to generate revenue because it incurs interest expense related to any outstanding indebtedness, (ii) payment of income taxes is a necessary element of the Company’s costs and (iii) depreciation and amortization are necessary elements of the Company’s costs.

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

Set forth below is an unaudited reconciliation of consolidated net income attributable to controlling interest to Adjusted EBITDA for the Company for the periods set forth below:

Adjusted EDITDA for the Company is calculated as follows:

(dollars in thousands)

	For the year ended December 31,
	2015	2014	2013	2012	2011
Net income attributable to controlling interest	$83,963	$61,286	$51,426	$43,862	$40,019
Add:
Interest expense	47	41	33	42	29
Income tax expense	57,949	42,226	34,578	8,661	22,371
Depreciation and amortization	9,194	7,830	6,800	5,767	4,627
Net income attributable to noncontrolling interest	—	—	—	243	2,031
Stock-based compensation (a)	8,579	9,821	8,302	3,442	2,053
Valuation of mortgage servicing rights	(16,326)	(10,294)	(5,231)	(9,373)	(6,025)
Increase (decrease) in payable under the tax receivable agreement	(2,143)	(800)	1,040	17,358	3,890

Adjusted EBITDA	$141,263	$110,110	$96,948	$70,002	$68,995

(a)

Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation bonus plan or office profit participation bonus plans and effective January 1, 2015 the Company’s executive bonus plan that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation bonus plan and office profit participation bonus plans. Stock-based compensation expense for the year ended December 31, 2015 reflects $2.3 million of expense recognized during such period that was associated with restricted stock granted in February 2015 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2014. Stock-based compensation expense for the year ended December 31, 2014 reflects $1.9 million of expense recognized during such period that was associated with restricted stock granted in March 2014 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2013. Stock-based compensation expense for the year ended December 31, 2013 reflects $1.2 million of expense recognized during such period that was associated with restricted stock granted in March 2013 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2012. Stock-based payments under such plans were first made in 2013 in respect of 2012. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

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

Overview

Our Business

We are, based on transaction volume, one of the leading providers of commercial real estate and capital markets services to both the users and providers of capital in the U.S. commercial real estate industry and are one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 22 offices nationwide with approximately 810 associates and approximately 290 transaction professionals. During 2015, we advised on approximately $76.2 billion of completed commercial real estate transactions, a 17.3% increase compared to the approximately $65.0 billion of completed transactions we advised on in 2014.

Substantially all of our revenues are in the form of capital markets services fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We also earn fees from commercial loan servicing activities. We believe that our multiple product offerings, diverse client mix, expertise in a wide range of property types and national platform have the potential to create a diversified revenue stream within the U.S. commercial real estate sector. Our revenues and net income were $502.0 million and $84.0 million, respectively, for the year ended December 31, 2015, compared to revenues and net income of $425.9 million and $61.3 million, respectively, for the year ended December 31, 2014.

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

The factors discussed above have adversely affected and continue to be a risk to our business, as evidenced by the effects of the significant recent disruptions in the global capital and credit markets, and in particular the domestic capital markets. In particular, global and domestic credit and liquidity issues and reductions in debt and/or equity allocations to commercial real estate reduced, and could in the future reduce, the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes, which could in turn adversely affect our capital markets services revenues including our servicing revenue. While conditions in 2011 through 2015 have generally improved, the global and domestic credit and liquidity issues, coupled with the global and domestic economic recession/slow down as well as other global and domestic macro events beyond our control, could reduce in the future the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes. This has had, and could again have in the future, a significant adverse effect on our capital markets services revenues (including but not limited to our servicing revenues). The significant balance sheet issues of many CMBS lenders, banks, life insurance companies, mortgage REITS and debt funds, captive finance companies and other financial institutions have adversely affected, and could again in the future adversely affect, the flow of commercial mortgage debt to the U.S. capital markets, and, in turn, could potentially adversely affect all of our capital markets services platforms and resulting revenues.

Other factors that may adversely affect our business are discussed under the heading “Forward-Looking Statements” and under the caption “Risk Factors” in this Annual Report on Form 10-K.

Key Financial Measures and Indicators

Revenues

Substantially all of our revenues are derived from capital markets services. These capital markets services revenues are in the form of fees collected from our clients, usually negotiated on a transaction-by-transaction basis, which includes origination fees, investment sales fees earned for brokering sales of commercial real estate, loan servicing fees and loan sales and other production fees. We also earn interest on mortgage notes receivable during the period between the origination of the loan and the subsequent sale to Freddie Mac in connection with our participation in the Freddie Mac Program Plus Seller Servicer program. For the year ended December 31, 2015, we had total revenues of $502.0 million, of which approximately 97.2% were attributable to capital markets services revenue, 2.2% were attributable to interest on mortgage notes receivable and 0.6% were attributable to other revenue sources. For the year ended December 31, 2014, our total revenues equaled $425.9 million, of which 98.4% were generated by our capital markets services, 1.0% were attributable to interest on mortgage notes receivable and 0.6% were attributable to other revenue sources.

Total Revenues:

Capital markets services revenues.    We earn our capital markets services revenue through the following activities and sources:

•

Origination fees.    Our origination fees are earned through the placement of debt and equity. Debt placements (along with investment sales fees — see below) represent the majority of our business, with approximately $38.2 billion and $32.1 billion of debt transaction volume in 2015 and 2014, respectively. Fees earned by HFF Securities for discretionary and non-discretionary equity capital raises and other investment banking services are also included with capital markets services revenue in our consolidated statements of income. We recognize origination revenues at the closing of the applicable financing and funding of capital, when such fees are generally collected. We recognize fees earned by HFF Securities at the time the capital is funded or committed, based on the underlying fee agreement, unless collectibility of our fee is not reasonably assured, in which case we recognize fees as they are collected.

•

Investment sales fees.    We earn investment sales fees by acting as a broker for commercial real estate owners seeking to sell a property(ies) or an interest in a property(ies). We recognize investment sales revenues at the close and funding of the sale, when such fees are generally collected.

•

Loan servicing fees.    We generate loan servicing fees through the provision of collection, remittance, recordkeeping, reporting and other related loan servicing functions, activities and services. We may also earn fees through escrow balances maintained as a result of required reserve accounts and tax and insurance escrows for the loans we service. We recognize loan servicing revenues at the time services are rendered, provided the loans are current and the debt service payments are actually made by the borrowers. We recognize the other fees related to escrows and other activities at the time the fees are paid.

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

Costs and Expenses

The largest components of our expenses are our operating expenses, which consist of cost of services, personnel expenses not directly attributable to providing services to our clients, occupancy expenses, travel and entertainment expenses, supplies, research and printing expenses and other expenses. For the years ended December 31, 2015 and 2014, our total operating expenses were $394.2 million and $341.1 million, respectively.

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

Personnel.    Personnel expenses include employee-related compensation and benefits that are not directly attributable to providing services to our clients, profit participation bonuses, stock based compensation and any other incentive bonus compensation that is not directly attributable to providing services to our clients. Offices or lines of business that generate profit margins of 14.5% or more are entitled to profit participation bonuses equal to 15% of adjusted operating income (as defined in the HFF LP or HFF Securities profit participation bonus plan, as applicable) generated by the office or line of business. The allocation of the office profit participation bonus payment to the employees is determined by the office head with a review by the managing member of HFF LP or HFF Securities, as the case may be, provided that any profit participation bonuses to be paid to any executive officer or inside director of HFF, Inc. must be approved in advance by our board of directors or an appropriate committee thereof. In 2015 and 2014, total office profit participation bonus expense was approximately 12.8% and 17.7% respectively of operating income before the office and firm profit participation bonus expense. This decreased percentage is primarily due to the amended vesting conditions of the office profit participation plan. Due to the amended vesting conditions within the office profit participation plan effective January 1, 2015, approximately 12%, 12%, 12% and 2% of the 2015 total bonus amount is expected to be expensed in 2016, 2017, 2018 and 2019, respectively.

In addition, in January 2011, we adopted the HFF, Inc. firm profit participation bonus plan. For each calendar year, beginning in 2011, if we achieve a 17.5% or greater adjusted operating income margin (as defined under such plan), a bonus pool is funded by a percentage, ranging from 15% to 25%, of our adjusted operating income (as defined under such plan) beyond predefined adjusted operating income margin thresholds ranging from 17.5% to 27.5%. Members of the executive and leadership committees of the Operating Partnerships, as well as others within the Operating Partnerships, are eligible to receive a bonus payment under the firm profit participation bonus plan. The firm profit participation bonus plan is administered by our chief executive officer, provided that any profit participation bonuses to be paid to any executive officer or inside director of HFF, Inc. must be approved in advance by our board of directors or an appropriate committee thereof. In 2015 and 2014, total firm profit participation bonus expense was approximately 5.8% and 4.2% of operating income before the firm profit participation bonus expense. Due to the amended vesting conditions within the firm profit participation plan effective January 1, 2015, approximately 12%, 12%, 12% and 2% of the 2015 total bonus amount is expected to be expensed in 2016, 2017, 2018 and 2019, respectively.

Stock Based Compensation.    Effective January 1, 2006, the Company adopted ASC 718, Compensation — Stock Compensation (ASC 718), using the modified prospective method. Under this method, the Company recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the adoption for which requisite service has not been provided as of January 1, 2006. The Company did not grant any share-based awards prior to January 31, 2007. ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The Company has not granted any stock options since 2010. The fair value of the restricted stock awards is calculated as the market value of the Company’s Class A common stock on the date of grant. The Company also had restricted stock awards that were accounted for as liability awards and required remeasurement to fair value at the end of each reporting period, the total expense for which was $0.0 million and $3.3 million in 2015 and 2014, respectively. These liability awards fully vested on March 1, 2014. The Company’s awards are subject to graded or cliff vesting. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions for all stock-based payment awards are evaluated on a quarterly basis and updated as necessary.

Expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation bonus plan, office profit participation bonus plans or executive bonus plan that are anticipated to be paid in respect of the applicable year is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation bonus plan, office profit participation bonus plans and executive bonus plan.

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

Interest and Other Income, net:

Interest and other income, net consists of income recognized on the initial recording of mortgage servicing rights that are acquired with no initial consideration and the inherent value of servicing rights, gains on the sale of loans, gains on the sale of mortgage servicing rights, securitization compensation from the sale of mortgage servicing rights that were part of a securitization pool, trading profits on certain Fannie Mae loans and interest earned from the investment of our cash and cash equivalents.

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

Results of Operations

Following is a discussion of our results of operation for the years ended December 31, 2015, 2014 and 2013. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	For The Year Ended December 31,
	2015		2014		Total Dollar Change	Total Percentage Change
		% of		% of
	Dollars	Revenue	Dollars	Revenue
	(Dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$487,941	97.2%	$418,969	98.4%	$68,972	16.5%
Interest on mortgage notes receivable	11,205	2.2%	4,603	1.0%	6,602	143.4%
Other	2,844	0.6%	2,346	0.6%	498	21.2%

Total revenues	501,990	100.0%	425,918	100.0%	76,072	17.9%
Operating expenses
Cost of services	280,674	55.9%	242,393	56.9%	38,281	15.8%
Personnel	47,732	9.5%	47,390	11.1%	342	0.7%
Occupancy	12,236	2.4%	9,848	2.3%	2,388	24.2%
Travel and entertainment	14,644	2.9%	12,304	2.9%	2,340	19.0%
Supplies, research and printing	7,769	1.5%	6,310	1.5%	1,459	23.1%
Other	31,162	6.2%	22,846	5.4%	8,316	36.4%

Total operating expenses	394,217	78.5%	341,091	80.1%	53,126	15.6%

Operating income	107,773	21.5%	84,827	19.9%	22,946	27.1%
Interest and other income, net	32,043	6.4%	17,926	4.2%	14,117	78.8%
Interest expense	(47)	0.0%	(41)	0.0%	(6)	14.6%
(Increase) decrease in payable under the tax receivable agreement	2,143	0.4%	800	0.2%	1,343	167.9%

Income before taxes	141,912	28.3%	103,512	24.3%	38,400	37.1%
Income tax expense	57,949	11.5%	42,226	9.9%	15,723	37.2%

Net income	$83,963	16.7%	$61,286	14.4%	$22,677	37.0%

Adjusted EBITDA (1)	$141,263	28.1%	$110,110	25.9%	$31,153	28.3%

(1)

The Company defines Adjusted EBITDA as net income attributable to controlling interest before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) net income attributable to the noncontrolling interest, (v) stock-based compensation expense, which is a non-cash charge, (vi) income recognized on the initial recording of mortgage servicing rights that are acquired with no initial consideration and the inherent value of servicing rights, which both are also a non-cash income amount and (vii) the increase (decrease) in payable under the tax receivable agreement, which represents changes in a liability recorded on the Company’s consolidated balance sheet determined by the ongoing remeasurement of related deferred tax assets and, therefore, can be income or expense in the Company’s consolidated statement of income in any individual period. The Company uses Adjusted EBITDA in its business operations to, among other things, evaluate the performance of its business, develop budgets and measure its performance against those budgets. The Company also believes that analysts and investors use Adjusted EBITDA as supplemental measures to evaluate its overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP. The Company finds Adjusted EBITDA as a useful tool to assist in evaluating performance because it eliminates items related to capital structure and taxes, including, the Company’s tax receivable agreement. Note that the Company classifies the interest expense on its warehouse lines of credit as an operating expense and, accordingly, it is not eliminated from net income attributable to controlling interest in determining Adjusted EBITDA. Some of the items that the Company has eliminated from net income attributable to controlling interest in determining Adjusted EBITDA are significant to the Company’s business. For example, (i) interest expense is a necessary element of the Company’s costs and ability to generate revenue because it incurs interest expense related to any outstanding indebtedness, (ii) payment of income taxes is a necessary element of the Company’s costs and (iii) depreciation and amortization are necessary elements of the Company’s costs.

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

Revenues.    Our total revenues were $502.0 million for the year ended December 31, 2015 compared to $425.9 million for the same period in 2014, an increase of $76.1 million, or 17.9%. Revenues increased primarily as a result of a 17.3% increase in production volumes and related revenues in a majority of our capital markets services platforms. There was one unusually large investment sale transaction during each of 2015 and 2014. If we would adjust the production volumes to exclude these transactions, the Company’s production volume would have increased by approximately 16.4% from 2014 to 2015.

•

The revenues we generated from capital markets services for the year ended December 31, 2015 increased $69.0 million, or 16.5%, to $487.9 million from $419.0 million for the same period in 2014. The increase is primarily attributable to the 17.3% increase in production volumes.

•

The revenues derived from interest on mortgage notes receivable was $11.2 million for the year ended December 31, 2015 compared to $4.6 million for the same period in 2014, an increase of $6.6 million, or 143.4%. The increase is due to a higher average loan value and an increase in the number of loans originated in our participation in Freddie Mac’s Program Plus Seller Servicer® Program during 2015 as compared to 2014.

•

The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were $2.8 million for the year ended December 31, 2015 compared to $2.3 million for the same period in 2014, an increase of approximately $0.5 million, or 21.2%.

Total Operating Expenses.    Our total operating expenses were $394.2 million for the year ended December 31, 2015 compared to $341.1 million for the same period in 2014, an increase of $53.1 million, or 15.6%. Expenses increased primarily due to increased compensation-related costs within cost of services and personnel costs as a result of increases in commissions and other incentive compensation directly related to the increase in capital markets services revenue, an increase in headcount and an increase in performance-based compensation. Additionally, due to the increased production volume and headcount, we experienced increased expenses for travel and entertainment and occupancy.

•

The costs of services for the year ended December 31, 2015 increased approximately $38.3 million, or 15.8%, to $280.7 million from $242.4 million for the same period in 2014. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the 16.5% increase in capital markets services revenues. Additionally, contributing to the increase in cost of services are higher salary and fringe benefit costs from increased headcount to support the increase in production volume. Cost of services as a percentage of capital markets services revenues were approximately 57.5% and 57.9% for the years ended December 31, 2015 and December 31, 2014, respectively. This percentage decrease in 2015 is primarily attributable to the fixed portion of cost of services, such as salaries for our analysts and fringe benefit costs, increasing at a lower percentage than the increase in capital markets services revenues.

•

Personnel expenses that are not directly attributable to providing services to our clients for the year ended December 31, 2015 increased $0.3 million, or 0.7%, to $47.7 million from $47.4 million for the same period in 2014. The increase is primarily related to an increase in salaries and benefit costs. Additionally, a portion of the increase is related to a $0.7 million increase in the 2015 firm and office profit participation plan expense resulting from the higher operating income during the year ended December 31, 2015. Personnel expenses are impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. These increases in personnel expenses were partially offset by a decrease in stock compensation (excluding stock compensation relating to the firm and office profit participation plans) of $1.8 million.

The stock compensation cost, which is included in personnel expenses, for the year ended December 31, 2015 was $8.6 million as compared to $9.8 million for the same period in 2014, a decrease of $1.2 million. This decrease is primarily due to decreased expense of $3.3 million for the mark-to-market adjustment on restricted stock awards accounted for as liability awards which fully vested on March 1, 2014 and therefore there was no such expense in 2015. This decrease was partially offset by an increase in stock compensation costs of $1.5 million for restricted stock awards granted in February 2015, of which there was no such cost in 2014. At December 31, 2015, there was approximately $20.2 million of unrecognized compensation cost related to share-based awards. The weighted average remaining contractual term of the nonvested restricted stock units is 2.9 years as of December 31, 2015.

•

Occupancy, travel and entertainment, and supplies, research and printing expenses for the year ended December 31, 2015 increased $6.2 million, or 21.7%, to $34.7 million compared to the same period in 2014. This increase is primarily due to increased occupancy costs associated with our increased headcount and increased supplies, research and printing and travel and entertainment costs stemming from the increase in capital markets services revenues.

•

Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $31.2 million in the year ended December 31, 2015, an increase of $8.3 million, or 36.4%, versus $22.8 million in the year ended December 31, 2014. This increase is primarily related to an increase in our interest expense on our warehouse lines of credit supporting our Freddie Mac Program Plus Seller Servicer business of $3.1 million, an increase of $2.1 million in other operating expenses, an increase of $1.3 million for professional fees and an increase of $1.4 million in depreciation and amortization.

Operating income.    Our operating income in 2015 was $107.8 million, an increase of $22.9 million from $84.8 million in 2014 attributable to the factors discussed above.

Interest and other income, net.    Interest and other income, net in 2015 increased $14.1 million, or 78.8%, to $32.0 million from $17.9 million in 2014. This increase was primarily due to increased income from a higher number of loans originated in our participation in Freddie Mac’s Program Plus Seller Servicer® Program during 2015 as compared to 2014. The increase in loan volume resulted in increases gains on sale of mortgage servicing rights from the sale of certain mortgage servicing rights that were part of a securitization pool, an increase in securitization compensation and an increase in the valuation of servicing rights.

Interest expense.    The interest expense we incurred during the year ended December 31, 2015 totaled $47,000, compared to $41,000 of similar expenses incurred in the year ended December 31, 2014.

Net Income.    Our net income for the year ended December 31, 2015 was $84.0 million, an increase of $22.7 million, or 37.0%, versus $61.3 million for the same fiscal period in 2014. In addition to the factors affecting operating income, interest and other income, net and interest expense discussed above, other factors impacting net income included:

•

The decrease in the payable under the tax receivable agreement of $2.1 million and $0.8 million for the years ended December 31, 2015 and 2014, respectively, primarily reflects the change in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement as we are obligated to pay HFF Holdings 85% of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis pursuant to our election under Section 754. Each year we update the tax rates used to measure the deferred tax assets which resulted in a decrease in deferred tax assets of $2.6 million and $0.8 million for 2015 and 2014, respectively, as such, 85% of these amounts impacted the amounts anticipated to be paid to HFF Holdings and therefore we decreased the payable under the tax receivable agreement by $2.1 million in 2015 and $0.8 million in 2014.

•

Income tax expense was approximately $57.9 million for the year ended December 31, 2015, an increase of approximately $15.7 million over $42.2 million in the year ended December 31, 2014. This increase is primarily due to the higher income before income taxes in 2015 as compared to 2014. During the year ended December 31, 2015, the Company recorded current income tax expense of $41.7 million and deferred income tax expense of approximately $16.2 million. During the year ended December 31, 2014, the Company recorded current income tax expense of $27.2 million and a deferred income tax expense of $15.0 million. For further detail relating to the Operating Partnerships’ tax basis step-up election under Section 754, refer to Note 13 to our consolidated financial statements.

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

(1)

The Company defines Adjusted EBITDA as net income attributable to controlling interest before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) net income attributable to the noncontrolling interest, (v) stock-based compensation expense, which is a non-cash charge, (vi) income recognized on the initial recording of mortgage servicing rights that are acquired with no initial consideration and the inherent value of servicing rights, which are non-cash income amounts, and (vii) the increase (decrease) in payable under the tax receivable agreement, which represents changes in a liability recorded on the Company’s consolidated balance sheet determined by the ongoing remeasurement of related deferred tax assets and, therefore, can be income or expense in the Company’s consolidated statement of income in any individual period. The Company uses Adjusted EBITDA in its business operations to, among other things, evaluate the performance of its business, develop budgets and measure its performance against those budgets. The Company also believes that analysts and investors use Adjusted EBITDA as supplemental measures to evaluate its overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP. The Company finds Adjusted EBITDA as a useful tool to assist in evaluating performance because it eliminates items related to capital structure and taxes, including, the Company’s tax receivable agreement. Note that the Company classifies the interest expense on its warehouse lines of credit as an operating expense and, accordingly, it is not eliminated from net income attributable to controlling interest in determining Adjusted EBITDA. Some of the items that the Company has eliminated from net income attributable to controlling interest in determining Adjusted EBITDA are significant to the Company’s business. For example, (i) interest expense is a necessary element of the Company’s costs and ability to generate revenue because it incurs interest expense related to any outstanding indebtedness, (ii) payment of income taxes is a necessary element of the Company’s costs and (iii) depreciation and amortization are necessary elements of the Company’s costs.

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

•

Income tax expense was approximately $42.2 million for the year ended December 31, 2014, an increase of approximately $7.6 million over $34.6 million in the year ended December 31, 2013. This increase is primarily due to the higher income before income taxes in 2014 as compared to 2013. During the year ended December 31, 2014, the Company recorded current income tax expense of $27.2 million and deferred income tax expense of approximately $15.0 million. During the year ended December 31, 2013, the Company recorded current income tax expense of $25.7 million and a deferred income tax expense of $8.8 million. For further detail relating to the Operating Partnerships’ tax basis step-up election under Section 754, refer to Note 13 to our consolidated financial statements.

Financial Condition

Total assets increased to $742.5 million at December 31, 2015 compared to $604.3 million at December 31, 2014 due primarily to:

•

An increase in cash and cash equivalents of $1.9 million to $233.9 million at December 31, 2015 from $232.1 million at December 31, 2014, due in part to the increase in revenues and resulting increase in operating income. Partially offsetting this increase in cash was the payment of a dividend of $67.8 million in 2015 and a decrease in client advances relating to our Freddie Mac Program Plus Seller Servicer business of $16.6 million.

•

An increase in mortgage notes receivable of $133.8 million to $319.0 million at December 31, 2015 from $185.1 million at December 31, 2014 due to a greater number of loans outstanding related to our Freddie Mac Program Plus Seller Servicer business at December 31, 2015 as compared to December 31, 2014.

•	An increase in intangible assets, net of $6.4 million due to an increase in the recording of mortgage servicing rights.

•	An increase in prepaid expenses and other current assets of $5.0 million.

•	An increase in property and equipment, net of $3.4 million due to the capitalization of assets relating to our increased office space.

These increases were partially offset by a decrease in deferred tax asset, net of $16.2 million to $129.9 million at December 31, 2015 from $146.1 million at December 31, 2014, primarily due to the amortization of the section 754 step-up in basis.

Total liabilities increased to $528.0 million at December 31, 2015 compared to $417.8 million at December 31, 2014, due primarily to:

•

An increase in our warehouse lines of credit of $133.5 million due to a higher average balance on loans outstanding related to our Freddie Mac Program Plus Seller Servicer business at December 31, 2015 as compared to December 31, 2014.

•	An increase in deferred rent credit of $2.5 million primarily due to entering into new office leases during 2015.

These increases were partially offset by a decrease in the payable under the tax receivable agreement of $13.0 million primarily due to the payment of $10.8 million to HFF Holdings for the 2014 tax year and a decrease of approximately $2.2 million from the remeasurement of the rates that impact the deferred tax asset and a decrease of $18.3 million in other current liabilities primarily due to a $16.6 million decrease in client advances relating to Freddie Mac Program Plus Seller Servicer business at December 31, 2015 as compared to December 31, 2014.

Stockholders’ equity increased to $214.5 million at December 31, 2015 from $186.5 million at December 31, 2014 primarily due to the $84.0 million of net income earned during the year ended December 31, 2015 and the recording of stock based compensation of $13.6 million in 2015 which were partially offset by a dividend payment of $67.8 million and a payment of $2.4 million to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of payments under the tax receivable agreement and payment of commissions and bonuses to employees.

2015

Cash and cash equivalents increased $1.9 million in the year ended December 31, 2015. Net cash of $77.7 million was provided by operating activities, primarily resulting from $84.0 million of net income, $6.1 million of proceeds from the sale of the cashiering portion of mortgage servicing rights on certain loans that were part of a securitization pool and an increase in accrued compensation and related taxes of $10.2 million. These increases of cash were partially offset by a $10.8 million payment to HFF Holdings under the tax receivable agreement and a $17.1 million decrease in other accrued liabilities (which includes a $16.6 million decrease in client advances). Cash of $5.9 million was used for investing in property and equipment. Financing activities used $69.9 million of cash which was primarily due to a $67.8 million dividend payment that we made to holders of our Class A common stock on February 13, 2015. Additionally, payments on certain capital leases used $0.4 million, $2.4 million was used to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings and we recognized a $0.5 million excess tax benefit related to share-based award activities.

2014

Cash and cash equivalents increased $30.8 million in the year ended December 31, 2014. Net cash of $109.6 million was provided by operating activities, primarily resulting from $61.3 million of net income, $25.5 million increase in other accrued liabilities (which includes a $24.1 million increase in client advances), $2.5 million of proceeds from the sale of the cashiering portion of mortgage servicing rights on certain loans that were part of a securitization pool and an increase in accrued compensation and related taxes of $11.3 million. These increases of cash were partially offset by a $10.7 million payment to HFF Holdings under the tax receivable agreement. Cash of $5.0 million was used for investing in property and equipment. Financing activities used $73.8 million of cash which was primarily due to a $68.2 million dividend payment that we made to holders of our Class A common stock on February 6, 2014. Additionally, payments on certain capital leases used $0.3 million, $6.3 million was used to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings and we recognized a $1.0 million excess tax benefit related to share-based award activities.

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At December 31, 2015, our cash and cash equivalents of $233.9 million were invested or held at two financial institutions in a mix of money market funds and bank demand deposit accounts. Our current liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash levels, credit lines, interest and payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements.

Over the twelve month period ended December 31, 2015, we generated approximately $77.7 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the year ended December 31, 2015, we incurred approximately $394.2 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the year ended December 31, 2015, approximately 66.0% of our operating expenses were variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our working capital needs. However, if the economy deteriorates in the future we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. As of February 19, 2016, our cash and cash equivalents were approximately $178 million. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

On January 22, 2016, our board of directors declared a special cash dividend of $1.80 per share of Class A common stock to stockholders of record on February 8, 2016. The aggregate dividend payment was paid on February 19, 2016 and totaled approximately $68.4 million based on the number of shares of Class A common stock then outstanding. Additionally, 72,085 restricted stock units (dividend equivalent units) were granted for those unvested and vested but not issued restricted stock units as of the record date of February 8, 2016. These dividend units follow the same vesting terms as the underlying restricted stock units. On January 20, 2015, our board of directors declared a special cash dividend of $1.80 per share of Class A common stock to stockholders of record on February 2, 2015. The aggregate dividend payment was paid on February 13, 2015 and totaled approximately $67.8 million based on the number of shares of Class A common stock then outstanding. Additionally, 49,383 restricted stock units (dividend equivalent units) were granted for those unvested and vested but not issued restricted stock units as of the record date of February 2, 2015. These dividend units follow the same vesting terms as the underlying restricted stock units. We currently do not intend to pay any additional cash dividends on our Class A common stock. The declaration and payment of any future dividends will be at the sole discretion of our board of directors.

Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. We have estimated that the payments that will be made to HFF Holdings will be $121.2 million, of which approximately $10.8 million is anticipated to be paid during 2016. Our liquidity needs related to our long term obligations are primarily related to our facility leases and capital lease obligations. Additionally, for the year ended December 31, 2015, we incurred approximately $12.2 million in occupancy expenses and approximately $47,000 in interest expense.

We are a party to an uncommitted $450 million financing arrangement with PNC Bank, N.A. (PNC) and an uncommitted $125 million financing arrangement with The Huntington National Bank (Huntington) to fund our Freddie Mac loan closings. Pursuant to these arrangements, PNC or Huntington funds the multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington National Bank financing arrangements are only for the purpose of supporting our participation in Freddie Mac’s Program Plus Seller Servicer program and cannot be used for any other purpose. In January 2015, the $350 million financing arrangement with PNC was increased by $500 million for a period of 15 days, at which time the arrangement reverts back to $350 million. Additionally, on January 27, 2015, HFF LP entered into an agreement with Huntington to increase the uncommitted financing agreement by $100 million for a period of the lesser of 60 days after the first advance or May 1, 2015. On October 2, 2015, HFF LP entered into an extended funding agreement with Freddie Mac whereby Freddie Mac can extend the Original Funding Date (as defined in the agreement) on any mortgage that HFF LP funds within the fourth quarter of 2015, to February 15, 2016. In connection with the extended funding agreement with Freddie Mac, PNC agreed to increase the financing arrangement to $1.5 billion and Huntington agreed to increase the financing arrangement to $225 million. When the extended funding agreement with Freddie Mac expired on February 15, 2016, the capacity under the warehouse agreements reverted back to $450 million for PNC and $125 million for Huntington. As of December 31, 2015, we had outstanding borrowings of $318.6 million under the PNC/Huntington National Bank arrangements. Non-cash activity totaling $133.5 million and $91.5 million increased these financing arrangements during the years ended December 31, 2015 and 2014, respectively. Although we believe that our current financing arrangements with PNC and Huntington National Bank are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

Mortgage Servicing Rights.    Our mortgage servicing rights are under agreements with third party lenders. These servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices and therefore are considered a Level 3 asset in the fair value hierarchy. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing, prepayment rates and discount rates are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of December 31, 2015, the fair value and net book value of the Freddie Mac, CMBS and Life Company servicing rights were $35.8 million and $26.9 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 177%, the discount rate increased 102% or if there is a 24% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. As of December 31, 2015, the fair value of the mortgage servicing rights was $35.8 million, or 10.1% of the total assets measured at fair value. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization over its expected life. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.

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

The net deferred tax asset of $129.9 million at December 31, 2015 is comprised mainly of a $129.9 million deferred tax asset related to the Section 754 election tax basis step up. The deferred tax asset related to the Section 754 election tax basis step up of $129.9 million represents annual pre-tax deductions on the Section 754 basis step up and past payments under the tax receivable agreement of approximately $34.6 million in 2016 then increasing to $52.6 million in 2021 and then decreasing over the next nine years to approximately $0.1 million in

2030. In order to realize the anticipated pre-tax benefit of approximately $34.6 million in 2016, the Company needs to generate approximately $305 million in revenue, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit each year, the shortfall becomes a net operating loss that can be carried back 2 years to offset prior years’ taxable income or carried forward 20 years to offset future taxable income. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets

Leases.    The Company leases all of its facilities under operating lease agreements. These lease agreements typically contain tenant improvement allowances. The Company records tenant improvement allowances as a leasehold improvement asset, included in property and equipment, net in the Consolidated Balance Sheets, and a related deferred rent liability and amortizes them on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense and a reduction to rent expense, respectively. Lease agreements sometimes contain rent escalation clauses or rent holidays, which are recognized on a straight-line basis over the life of the lease in accordance with ASC 840, Leases (ASC 840). Lease terms generally range from one to ten years. An analysis is performed on all equipment leases to determine whether a lease should be classified as a capital or an operating lease according to ASC 840.

Firm and Office Profit Participation Plans and Executive Bonus Plan.    The Company’s firm and office profit participation plans and executive bonus plan provide for payments in cash and share-based awards if certain performance targets are achieved during the year. The expense recorded for these plans is estimated during the year based on actual results at each interim reporting date and an estimate of future results for the remainder of the year. The plans allow for payments to be made in both cash and share-based awards, the composition of which is determined in the first calendar quarter of the subsequent year. Cash and share-based awards issued under these plans are subject to vesting conditions over the subsequent year, such that the total expense measured for these plans is recorded over the period from the beginning of the performance year through the vesting date. Based on an accounting policy election, the expense associated with the share-based component of the estimated incentive payout is recognized before the grant date of the stock due to the fact that the terms of the profit participation plans have been approved by the Company’s board of directors, the employees of the Company understand the requirements to earn the award, the number of shares is not determined before the grant date and, finally, if the performance metrics are not met during the performance year, the award is not earned and therefore forfeited. Prior to the grant date, the share-based component expense is recorded as incentive compensation within personnel epxenses in the Company’s consolidated statements of income. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm and office profit participation bonus plans and executive bonus plan.

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

The loans are initially recorded and then subsequently sold to Freddie Mac at the Company’s cost. The Company records mortgage loans held for sale at period end at lower of cost or fair value in accordance with the provisions of ASC 948, Financial Services-Mortgage Banking, which states that fair value for mortgage loans covered by investor commitments shall initially be based on commitment prices. In the case of loans originated for Freddie Mac, the commitment price is equal to the Company’s cost due to the short time frame from the Company’s origination to the purchase of the loan by the investor, which is approximately 30 days. The fair value of the mortgage notes receivable is considered a Level 2 asset in the fair value hierarchy as it is based on prices observable in the market for similar loans and equaled carrying value at December 31, 2015 and 2014.

Certain Information Concerning Off-Balance Sheet Arrangements

We do not currently invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at December 31, 2015 (dollars in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Warehouse line of credit	$318,618	$318,618	$—	$—	$—
Capital lease obligations	1,014	500	502	12	—
Operating lease obligations	51,394	8,356	17,908	14,691	10,439
Purchase obligations	—	—	—	—	—
Employment agreements (1)	5,835	5,835	—	—	—

Total contractual obligations	$376,861	$333,309	$18,410	$14,703	$10,439

(1)

From time to time we enter into employment agreements with our transaction professionals. Some of these agreements may include payments to be made to the individual at a specific time, if certain conditions have been met. The Company accrues for these payments over the life of the agreement.

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007 and kept that election in effect for each taxable year in which an exchange of Operating Partnership partnership units for shares of Class A common stock occurred. The initial sale as a result of the Company’s initial public offering increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows us to reduce the amount of future tax payments to the extent that we have future taxable income. We are obligated, however, pursuant to our Tax Receivable Agreement with HFF Holdings, to pay to HFF Holdings, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of these increases in tax basis and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of our payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of our assets resulting in payments to HFF Holdings, we have estimated the payments that will be made to HFF Holdings will be $121.2 million, of which $10.8 million is anticipated to be paid in 2016, and have recorded this obligation to HFF Holdings as a liability on the consolidated balance sheets.

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

New Accounting Pronouncements Adopted

In November 2015, the FASB issued new guidance on the balance sheet classification of deferred taxes. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent rather than separating deferred income tax liabilities and assets into current and noncurrent amounts in the statement of financial position as required by generally accepted accounting principles. The Company early adopted this new guidance on a retrospective basis in the fourth quarter of fiscal year 2015. Therefore, the $6.0 million of current deferred tax assets reported on the December 31, 2014 consolidated balance sheet were reclassified to non-current.

Recent Accounting Pronouncements

In February 2016, the FASB issued new guidance on the accounting for leases. This new guidance will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability. The new lease accounting requirements are effective for the Company’s 2019 fiscal year with a modified retrospective transition approach required and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

Due to the nature of our business and the manner in which we conduct our operations, in particular that our financial instruments which are exposed to concentrations of credit risk consist primarily of short-term cash investments, we believe we do not face any material interest rate risk, foreign currency exchange rate risk, commodity price risk, equity price risk or other market risk.

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

Management assessed the effectiveness of HFF’s internal control over financial reporting as of December 31, 2015, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2015, its system of internal control over financial reporting is properly designed and operating effectively to achieve the criteria of the “Internal Control — Integrated Framework.” Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued an attestation report on HFF’s internal control over financial reporting.

Dated: February 26, 2016	/s/ Mark D. Gibson
Mark D. Gibson
Chief Executive Officer

Dated: February 26, 2016	/s/ Gregory R. Conley
Gregory R. Conley
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

HFF, Inc.

We have audited the accompanying consolidated balance sheets of HFF, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HFF, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HFF, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

HFF, Inc.

We have audited HFF, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). HFF Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, HFF, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HFF, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of HFF, Inc. and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

February 26, 2016

HFF, Inc.

Consolidated Balance Sheets

	December 31
	2015	2014
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$233,904	$232,053
Accounts receivable	4,003	1,462
Receivable from affiliate	4	2
Mortgage notes receivable	318,951	185,128
Prepaid taxes	1,007	729
Prepaid expenses and other current assets	8,291	3,281

Total current assets	566,160	422,655
Property and equipment, net	13,592	10,173
Deferred tax asset	129,877	146,050
Goodwill	3,712	3,712
Intangible assets, net	27,022	20,647
Other noncurrent assets	2,167	1,015

Total assets	$742,530	$604,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$500	$337
Warehouse line of credit	318,618	185,128
Accrued compensation and related taxes	56,478	51,335
Accounts payable	2,118	2,087
Current portion of payable under the tax receivable agreement	10,796	10,789
Other current liabilities	18,780	37,031

Total current liabilities	407,290	286,707
Deferred rent credit	9,827	7,304
Payable under the tax receivable agreement	110,395	123,367
Long-term debt, less current portion	514	429

Total liabilities	528,026	417,807
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 shares authorized; 38,351,367 and 38,125,363 shares issued, respectively; and 37,854,312 and 37,677,981 outstanding, respectively	383	381
Treasury stock, 497,055 and 447,382 shares at cost, respectively	(11,378)	(9,042)
Additional paid-in-capital	117,216	101,148
Retained earnings	108,283	93,958

Total equity	214,504	186,445

Total liabilities and stockholders’ equity	$742,530	$604,252

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Income

	Years Ending December 31,
	2015	2014	2013
	(Dollars in thousands)
Revenues
Capital markets services revenue	$487,941	$418,969	$351,253
Interest on mortgage notes receivable	11,205	4,603	2,119
Other	2,844	2,346	2,233

	501,990	425,918	355,605
Expenses
Cost of services	280,674	242,393	202,542
Personnel	47,732	47,390	40,685
Occupancy	12,236	9,848	8,909
Travel and entertainment	14,644	12,304	9,497
Supplies, research, and printing	7,769	6,310	4,922
Insurance	2,472	2,036	1,973
Professional fees	5,787	4,475	4,035
Depreciation and amortization	9,194	7,830	6,800
Interest on warehouse line of credit	5,540	2,425	1,239
Other operating	8,169	6,080	5,026

	394,217	341,091	285,628

Operating income	107,773	84,827	69,977
Interest and other income, net	32,043	17,926	17,100
Interest expense	(47)	(41)	(33)
Decrease (increase) in payable under the tax receivable agreement	2,143	800	(1,040)

Income before taxes	141,912	103,512	86,004
Income tax expense	57,949	42,226	34,578

Net income	$83,963	$61,286	$51,426

Earnings per share — Basic and Diluted
Income available to HFF, Inc. common stockholders — Basic	$2.21	$1.62	$1.38

Weighted average shares outstanding — Basic	37,975,997	37,758,519	37,345,918

Income available to HFF, Inc. common stockholders —Diluted	$2.18	$1.61	$1.36

Weighted average shares outstanding — Diluted	38,449,212	37,982,351	37,745,685

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2012	37,063,844	$371	157,617	$(1,055)	$71,267	$50,439	$121,022
Issuance of Class A common stock, net	277,335	2	—	—	—	—	2
Repurchase of Class A common stock	(92,763)	(1)	92,763	(1,705)	—	—	(1,706)
Record the adjustment to give effect of the tax receivable agreement with HFF Holdings	—	—	—	—	494	—	494
Stock compensation and other, net	—	—	—	—	4,336	—	4,336
Net income	—	—	—	—	—	51,426	51,426

Stockholders’ equity, December 31, 2013	37,248,416	$372	250,380	$(2,760)	$76,097	$101,865	$175,574
Issuance of Class A common stock, net	626,567	9	—	—	(9)	—	—
Repurchase of Class A common stock	(197,002)	—	197,002	(6,282)	—	—	(6,282)
Excess tax benefits from stock-based award activities	—	—	—	—	979	—	979
Stock compensation and other, net	—	—	—	—	23,054	—	23,054
Dividends paid	—	—	—	—	1,027	(69,193)	(68,166)
Net income	—	—	—	—	—	61,286	61,286

Stockholders’ equity, December 31, 2014	37,677,981	$381	447,382	$(9,042)	$101,148	$93,958	$186,445
Issuance of Class A common stock, net	244,649	2	(18,645)	40	187	—	229
Repurchase of Class A common stock	(68,318)	—	68,318	(2,376)	—	—	(2,376)
Excess tax benefits from stock-based award activities	—	—	—	—	465	—	465
Stock compensation and other, net	—	—	—	—	13,599	—	13,599
Dividends paid	—	—	—	—	1,817	(69,638)	(67,821)
Net income	—	—	—	—	—	83,963	83,963

Stockholders’ equity, December 31, 2015	37,854,312	$383	497,055	$(11,378)	$117,216	$108,283	$214,504

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2015	2014	2013
	(Dollars in thousands)
Operating activities
Net income	$83,963	$61,286	$51,426
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	8,579	9,820	8,302
Excess tax benefits from share-based award activities	(465)	(979)	(494)
Deferred income taxes	16,173	15,049	8,830
Payable under the tax receivable agreement	(2,143)	(800)	1,040
Depreciation and amortization:
Property and equipment	2,522	2,061	1,752
Intangibles	6,678	5,769	5,048
Gain on sale and initial recording of mortgage servicing rights	(16,761)	(8,069)	(8,018)
Mortgage service rights assumed	(4,090)	(4,089)	(2,133)
Proceeds from sale of mortgage servicing rights	6,096	2,546	6,215
Increase (decrease) in cash from changes in:
Accounts receivable	(2,541)	(369)	691
Payable to/(receivable from) affiliate	(2)	(2)	124
Payable under the tax receivable agreement	(10,822)	(10,660)	(10,368)
Mortgage notes receivable	(133,490)	(91,541)	167,685
Net borrowings on warehouse line of credit	133,490	91,541	(167,685)
Prepaid taxes, prepaid expenses and other current assets	(4,526)	(515)	(918)
Other noncurrent assets	(1,152)	(449)	205
Accrued compensation and related taxes	10,163	11,316	13,691
Accounts payable	31	709	34
Other accrued liabilities	(17,115)	25,486	3,092
Other long-term liabilities	3,102	1,503	1,285

Net cash provided by operating activities	77,690	109,613	79,804
Investing activities
Purchases of property and equipment	(5,897)	(5,004)	(3,323)

Net cash used in investing activities	(5,897)	(5,004)	(3,323)
Financing activities
Payments on long-term debt	(439)	(349)	(339)
Proceeds from stock options exercised	229	—	—
Excess tax benefits from share-based award activities	465	979	494
Treasury stock	(2,376)	(6,282)	(1,705)
Dividends paid	(67,821)	(68,166)	—

Net cash used in financing activities	(69,942)	(73,818)	(1,550)

Net increase in cash	1,851	30,791	74,931
Cash and cash equivalents, beginning of period	232,053	201,262	126,331

Cash and cash equivalents, end of period	$233,904	$232,053	$201,262

Supplemental disclosure of cash flow information
Cash paid for income taxes	$43,311	$26,438	$23,054

Cash paid for interest	$5,328	$2,472	$1,471

Supplemental disclosure of non-cash financing activities
Property acquired under capital leases	$801	$561	$204

Dividends on unissued restricted stock units	$1,817	$1,027	$—

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

Organization

HFF, Inc., a Delaware corporation (the “Company”), through its Operating Partnerships, Holliday Fenoglio Fowler, L.P., a Texas limited partnership (“HFF LP”), and HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”), is a commercial real estate financial intermediary providing commercial real estate and capital markets services including debt placement, investment sales, equity placements, investment banking and advisory services, loan sales and loan sale advisory services, commercial loan servicing, and capital markets advice and maintains offices in 22 cities in the United States. The Company’s operations are impacted by the availability of equity and/or debt as well as credit and liquidity in the domestic and global capital markets especially in the commercial real estate sector. Significant disruptions or changes in domestic and global capital market flows, as well as credit and liquidity issues in the global and domestic capital markets, regardless of their duration, could adversely affect the supply and/or demand for capital from investors for commercial real estate investments which could have a significant impact on all of the Company’s capital market services revenues.

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

The Reorganization Transactions were treated, for financial reporting purposes, as a reorganization of entities under common control. As such, these financial statements present the consolidated financial position and results of operations as if HFF, Inc., Holliday GP and the Operating Partnerships (collectively referred to as the Company) were consolidated for all periods presented. Income earned by the Operating Partnerships subsequent to the initial public offering and attributable to the members of HFF Holdings based on their remaining ownership interest was recorded as noncontrolling interest in the consolidated financial statements. The remaining income attributable to Class A common stockholders is considered in the determination of earnings per share of Class A common stock (see Note 15). As of August 31, 2012, HFF Holdings had exchanged all of its remaining interests in the Operating Partnerships and therefore the Company, through its wholly-owned subsidiaries, became and continues to be the only equity holder of the Operating Partnerships. Additionally, since all of the partnership units had been exchanged, the Class B common stock was transferred to the Company and retired on August 31, 2012 in accordance with the Company’s certificate of incorporation.

Basis of Presentation

The accompanying consolidated financial statements of the Company as of December 31, 2015 and December 31, 2014 include the accounts of HFF LP, HFF Securities and the Company’s direct wholly-owned subsidiaries, Holliday GP and Partnership Holdings. All significant intercompany accounts and transactions have been eliminated. As the sole stockholder of Holliday GP (the sole general partner of the Operating Partnerships), HFF, Inc. operates and controls all of the business and affairs of the Operating Partnerships. The Company consolidates the financial results of the Operating Partnerships.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts and short-term investments with original maturities of three months or less. At December 31, 2015, our cash and cash equivalents were invested or held in a mix of money market funds and bank demand deposit accounts at two financial institutions.

Revenue Recognition

Capital markets services revenues consist of origination fees, investment sales fees, loan sales fees, placement fees and servicing fees. Origination fees are earned for the placement of debt, equity or structured financing for real estate transactions. Investment sales and loan sales fees are earned for brokering sales of real estate and/or loans. Placement fees are earned by HFF Securities for discretionary and nondiscretionary equity capital raises and other investment banking services. These fees are negotiated between the Company and its clients, generally on a case-by-case basis and are recognized and generally collected at the closing and the funding of the transaction, unless collection of the fee is not reasonably assured, in which case the fee is recognized as collected. The Company’s fee agreements do not include terms or conditions that require the Company to perform any service or fulfill any obligation once the transaction closes. Servicing fees are compensation for providing any or all of the following: collection, remittance, recordkeeping, reporting and other services for either lenders or borrowers on mortgages placed with third-party lenders. Servicing fees are recognized when cash is collected as these fees are contingent upon the borrower making its payments on the loan.

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

The loans are initially recorded and then subsequently sold to Freddie Mac at the Company’s cost. The Company records mortgage loans held for sale at period end at lower of cost or fair value in accordance with the provisions of ASC 948, Financial Services-Mortgage Banking, which states that fair value for mortgage loans covered by investor commitments shall initially be based on commitment prices. In the case of loans originated for Freddie Mac, the commitment price is equal to the Company’s cost due to the short time frame from the Company’s origination to the purchase of the loan by the investor, which is approximately 30 days.

Freddie Mac requires HFF LP to meet minimum net worth and liquid assets requirements and to comply with certain other standards. As of December 31, 2015, HFF LP met Freddie Mac’s minimum net worth and liquid assets requirements.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Advertising

Costs associated with advertising are expensed as incurred. Advertising expense was $0.9 million, $0.8 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are included in other operating expenses in the accompanying consolidated statements of income.

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

Depreciation expense was $2.5 million, $2.1 million and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Prepaid Compensation Under Employment Agreements

The Company entered into employment agreements with certain employees whereby sign-up bonuses and incentive compensation payments were made during 2015, 2014 and 2013. In most cases, the sign-up bonuses and the incentive compensation are to be repaid to the Company upon voluntary termination by the employee or

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

termination by cause (as defined) by the Company prior to the termination of the employment agreement. The total cost of the employment agreements is being amortized by the straight-line method over the term of the agreements and is included in cost of services on the accompanying consolidated statements of income. As of December 31, 2015 and 2014, there was a total of approximately $3.0 million and $1.2 million of unamortized costs related to HFF LP agreements, respectively.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company applies the provisions of ASC 860, Transfers and Servicing (ASC 860). ASC 860 requires an entity to recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract, regardless of whether explicit consideration is exchanged. The statement also permits a company to choose to either subsequently measure servicing rights at fair value and to report changes in fair value in earnings, or to retain the amortization method whereby servicing rights are recorded at the lower of cost or fair value and are amortized over their expected life. The Company utilizes the amortization method.

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

Firm and Office Profit Participation Plans and Executive Bonus Plan

The Company’s firm and office profit participation plans and effective January 1, 2015, an executive bonus plan (the “Plans”) provide for payments in cash and share-based awards if certain performance metrics are achieved during the year. The expense recorded for these Plans is estimated during the year based on actual results at each interim reporting date and an estimate of future results for the remainder of the year. The Plans allow for payments to be made in both cash and share-based awards, the composition of which is determined in the first calendar quarter of the subsequent year. Cash and share-based awards issued under these Plans are subject to vesting conditions over the subsequent year, such that the total expense measured for these Plans is recorded over the period from the beginning of the performance year through the vesting date. Based on an accounting policy election and consistent with ASC 718, Compensation – Stock Compensation, the expense associated with the estimated share-based component of the estimated incentive payout is recognized before the grant date of the stock due to the fact that the terms of the Plans have been approved by the Company’s board of directors, the employees of the Company understand the requirements to earn the award, the number of shares is not determined before the grant date and, finally, if the performance metrics are not met during the performance year, the award is not earned and therefore forfeited. Prior to the grant date, the share-based component expense is recorded as incentive compensation within personnel expenses in the Company’s consolidated statements of income. Following the award, if any, of the related incentive payout, the share-based component of the accrued incentive compensation is reclassified as additional paid-in-capital upon the granting of the awards on the Company’s consolidated balance sheets.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

services to be directly attributable to the generation of capital markets services revenue and has classified these expenses as cost of services in the consolidated statements of income.

Segment Reporting

The Company operates in one reportable segment, the commercial real estate financial intermediary segment and offers debt placement, investment sales, loan sales, loan servicing, equity placement and investment banking services through its 22 offices. The results of each office have been aggregated for segment reporting purposes as they have similar economic characteristics and provide similar services to a similar class of customer.

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

New Accounting Pronouncements Adopted

In November 2015, the FASB issued new guidance on the balance sheet classification of deferred taxes. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent rather than separating deferred income tax liabilities and assets into current and noncurrent amounts in the statement of financial position as required by generally accepted accounting principles. The Company early adopted this new guidance on a retrospective basis in the fourth quarter of fiscal year 2015. Therefore, the $6.0 million of current deferred tax assets reported on the December 31, 2014 consolidated balance sheet were reclassified to non-current.

Pending Accounting Pronouncements

In February 2016, the FASB issued new guidance on the accounting for leases. This new guidance will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability. The new lease accounting requirements are effective for the Company’s 2019 fiscal year with a modified retrospective transition approach required and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. For stock options, the Company uses the simplified method to determine the expected term of the option. Expected volatility used to value stock options is based on the Company’s historical volatility. The Company has not granted any stock options since 2010. The fair value of the restricted stock awards is calculated as the market value of the Company’s Class A common stock on the date of grant. The Company’s awards are subject to graded or cliff vesting. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions for all stock-based payment awards are evaluated on a quarterly basis and updated as necessary. A summary of the cost of the awards granted during the years ended December 31, 2015 and 2014 is provided below.

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

The stock compensation cost that has been charged against income for the years ended December 31, 2015, 2014 and 2013 was $8.6 million, $9.8 million and $8.3 million, respectively, which is recorded in “Personnel” expenses in the consolidated statements of income. At December 31, 2015, there was approximately $20.2 million of unrecognized compensation cost related to share based awards.

The fair value of stock options is estimated on the grant date using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for stock options still outstanding as of December 31, 2015:

Dividend yield	0.0%
Expected volatility	67.9%
Risk-free interest rate	2.7%
Expected life (in years)	6.1

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents options outstanding for the years ended December 31, 2013, 2014 and 2015 and their related weighted average exercise price, weighted average remaining contractual term and intrinsic value:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in ‘000’s)
Balance at January 1, 2013	51,586	$8.92	6.0 years	$308
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Balance at December 31, 2013	51,586	$8.92	5.0 years	$925

Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Balance at December 31, 2014	51,586	$8.92	4.0 years	$1,393

Granted	—	—	—	—
Exercised	(26,594)	8.61	2.5	875
Forfeited or expired	—	—	—	—

Balance at December 31, 2015	24,992	$9.25	3.5 years	$777

A summary of option activity and related information during 2013, 2014 and 2015 was as follows:

	Options	Weighted Average Exercise Price
Nonvested at January 1, 2013	4,105	$7.58
Granted	—	—
Vested	(4,105)	7.58
Forfeited or expired	—	—

Nonvested at December 31, 2013, 2014 and 2015	—	$0.00

No options were granted during the years ended December 31, 2015 and 2014. During the year ended December 31, 2015, 26,594 options were exercised for which new shares of Class A common stock were issued or treasury shares were re-issued.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of restricted stock units (“RSU”) activity and related information during the period was as follows:

	RSU’s with no vesting period	RSU’s with graded or cliff vesting period	Total
Balance at January 1, 2013	117,504	600,720	718,224
Granted	14,967	221,469	236,436
Converted to common stock	(5,183)	(272,152)	(277,335)
Forfeited or expired	—	(2,245)	(2,245)

Balance at December 31, 2013	127,288	547,792	675,080
Granted	12,877	940,007	952,884
Dividend on unissued RSU’s	7,900	34,208	42,108
Converted to common stock	(4,878)	(621,689)	(626,567)
Forfeited or expired	—	—	—

Balance at December 31, 2014	143,187	900,318	1,043,505
Granted	9,108	461,597	470,705
Dividend on unissued RSU’s	6,748	42,635	49,383
Converted to common stock	(2,793)	(215,262)	(218,055)
Forfeited or expired	—	(49,689)	(49,689)

Balance at December 31, 2015	156,250	1,139,599	1,295,849

As of December 31, 2015, there were 1,295,849 RSU’s outstanding. The fair value of vested RSU’s was $5.1 million and $5.4 million at December 31, 2015 and December 31, 2014, respectively. The RSU exercises will be settled through either the issuance of new shares of Class A common stock or treasury shares.

The weighted average remaining contractual term of the nonvested restricted stock units is 2.9 years as of December 31, 2015.

On February 17, 2016, the board of directors for the Company granted 250,000 restricted stock units with a fair value of $6.0 million which vest over a five year period with 20% vesting increments starting on the first anniversary of the grant. Additionally, on February 17, 2016, the board of directors for the Company granted 753,632 restricted stock units with a fair value of $18.2 million in connection with the 2015 office and firm profit participation plans and executive bonus plan which vest over a three year period with one-third vesting on each of the first, second and third anniversary of the grant.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31
	2015	2014
Furniture and equipment	$7,055	$8,035
Computer equipment	1,555	1,072
Capitalized software costs	882	497
Leasehold improvements	13,454	9,523

Subtotal	22,946	19,127
Less accumulated depreciation and amortization	(9,354)	(8,954)

	$13,592	$10,173

At December 31, 2015 and 2014, the Company has recorded capital leased office equipment within furniture and equipment of $1.7 million and $1.4 million, respectively, including accumulated amortization of $0.8 million and $0.6 million, respectively, which is included within depreciation and amortization expense on the accompanying consolidated statements of income. See Note 7 for discussion of the related capital lease obligations.

5.	Intangible Assets

The Company’s intangible assets are summarized as follows (in thousands):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Mortgage servicing rights	$49,771	$(22,849)	$26,922	$41,041	$(20,494)	$20,547
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$49,871	$(22,849)	$27,022	$41,141	$(20,494)	$20,647

As of December 31, 2015, 2014 and 2013, the Company serviced $48.7 billion, $39.3 billion and $33.1 billion, respectively, of commercial loans. The Company earned $20.0 million, $17.0 million and $15.8 million in servicing fees and interest on float and escrow balances for the years ended December 31, 2015, 2014 and 2013, respectively. These revenues are recorded as capital markets services revenues in the consolidated statements of income.

The total commercial loan servicing portfolio includes loans for which there is no corresponding mortgage servicing right recorded on the balance sheet, as these servicing rights were assumed prior to January 1, 2007 and involved no initial consideration paid by the Company. The Company has recorded mortgage servicing rights of $26.9 million and $20.5 million on $45.2 billion and $34.5 billion, respectively, of the total loans serviced as of December 31, 2015 and 2014.

The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (CMBS), Freddie Mac and limited-service life company loans.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Changes in the carrying value of mortgage servicing rights for the years ended December 31, 2015 and 2014 (in thousands):

Category	12/31/14	Capitalized	Amortized	Sold / Transferred	12/31/15
Freddie Mac	$5,199	$10,470	$(1,447)	$(7,148)	$7,074
CMBS	13,021	1,541	(3,428)	5,634	16,768
Life company	1,913	2,357	(1,541)	—	2,729
Life company — limited	414	192	(255)	—	351

Total	$20,547	$14,560	$(6,671)	$(1,514)	$26,922

Category	12/31/13	Capitalized	Amortized	Sold / Transferred	12/31/14
Freddie Mac	$3,730	$6,205	$(1,571)	$(3,165)	$5,199
CMBS	10,978	2,208	(2,676)	2,511	13,021
Life company	1,537	1,638	(1,262)	—	1,913
Life company — limited	431	243	(260)	—	414

Total	$16,676	$10,294	$(5,769)	$(654)	$20,547

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $10.5 million and $6.2 million on $4.8 billion and $2.0 billion of loans, respectively, during the years ended December 31, 2015 and 2014, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration on the CMBS and Life company tranches of $4.1 million and $4.1 million on $9.2 billion and $8.0 billion of loans, respectively, during the years ended December 31, 2015 and 2014. These amounts are recorded in interest and other income, net in the consolidated statements of income. During each of 2015 and 2014, certain Freddie Mac loans were securitized and the Company sold the cashiering portion of these Freddie Mac mortgage servicing rights. While the Company transferred the risks and rewards of ownership of the cashiering portion of the relevant mortgage servicing rights, the Company continues to perform limited servicing activities on these securitized loans. Therefore, the remaining servicing rights were transferred to the CMBS servicing tranche. The net result of these transactions was the Company recording a gain in each of the years ended December 31, 2015 and 2014 of $4.6 million and $1.9 million, respectively, within interest and other income, net in the consolidated income statements. The Company also received securitization compensation in relation to securitization of certain Freddie Mac mortgage servicing rights in the years ended December 31, 2015 and 2014 of $7.4 million and $2.6 million, respectively. The securitization compensation is recorded within interest and other income, net in the consolidated statements of income.

Amortization expense related to intangible assets was $6.7 million, $5.8 million, and $5.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is reported in depreciation and amortization in the consolidated statements of income.

Estimated amortization expense for the next five years is as follows (in thousands):

2016	$6,490
2017	5,300
2018	4,012
2019	2,974
2020	2,464

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The weighted-average remaining life of the mortgage servicing rights intangible asset was 6.6 and 6.3 years at December 31, 2015 and 2014, respectively.

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

In the normal course of business, the Company enters into contractual commitments to originate (purchase) and sell multifamily mortgage loans at fixed prices with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into a sale commitment with Freddie Mac simultaneously with the rate lock commitment with the borrower. The terms of the contract with Freddie Mac and the rate lock with the borrower are matched in substantially all respects to eliminate interest rate risk. Both the rate lock commitments to borrowers and the forward sale contracts to buyers are undesignated derivatives with level 3 inputs and, accordingly, are marked to fair value through earnings. The impact on our financial position and earnings resulting from loan commitments is not significant.

In accordance with generally accepted accounting principles, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and mortgage notes receivable. The mortgage servicing rights were not remeasured at fair value during 2015 as the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at December 31, 2015. See Note 5 for further discussion on the assumptions used in valuing the mortgage servicing rights and impact on earnings during the period. The fair value of the mortgage notes receivable was based on prices observable in the market for similar loans and equaled carrying value at December 31, 2015 and 2014. Therefore, no lower of cost or fair value adjustment was required.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of December 31, 2015 (in thousands):

		December 31, 2015 Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring fair value measurements
Mortgage notes receivable	$318,951	$—	$318,951	$—
Mortgage servicing rights	26,922	—	—	35,832

Total nonrecurring fair value measurements	$345,873	$—	$318,951	$35,832

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

Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of December 31, 2015 and 2014 are as follows:

	As of December 31,
	2015	2014
Expected life of cash flows	3 years to 10 years	3 years to 11 years
Discount rate(1)	14% to 20%	14% to 20%
Prepayment rate	0% to 8%	0% to 8%
Inflation rate	2%	2%
Cost of service per loan	$1,600 to $4,033	$1,600 to $4,189

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

7.	Capital Lease Obligations

Capital lease obligations consist of the following at December 31, 2015 and 2014 (in thousands):

	December 31
	2015	2014
Capital lease obligations	$1,014	$766
Less current maturities	500	337

	$514	$429

Capital lease obligations consist primarily of office equipment leases that expire at various dates through May 2019. A summary of future minimum lease payments under capital leases at December 31, 2015 is as follows (in thousands):

2016	$500
2017	369
2018	133
2019	12
2020	—

$1,014

8.	Warehouse Line of Credit

HFF LP maintains two uncommitted warehouse revolving lines of credit for the purpose of funding the Freddie Mac mortgage loans that it originates in connection with its services as a Freddie Mac Multifamily Program Plus® Seller/Servicer. The Company is a party to an uncommitted $450 million financing arrangement with PNC Bank, N.A. (PNC) and an uncommitted $125 million financing arrangement with The Huntington National Bank (Huntington). In January 2015, PNC agreed to provide a $500 million bulge facility for a period of 15 days, which was utilized in April 2015. Additionally, in January 2015, HFF LP entered into an agreement with Huntington to increase the uncommitted financing agreement by $100 million for a period of 60 days to extend no later than May 1, 2015, at which time the arrangement reverted to $125 million. On October 2, 2015, HFF LP entered into an extended funding agreement with Freddie Mac whereby Freddie Mac can extend the

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Original Funding Date (as defined in the agreement) on any mortgage that HFF LP funds within the fourth quarter of 2015, to February 15, 2016. In connection with the extended funding agreement with Freddie Mac, PNC agreed to increase the financing arrangement to $1.5 billion and Huntington agreed to increase the financing arrangement to $225 million. Once the extended funding agreement with Freddie Mac expired on February 15, 2016, the capacity under the warehouse agreements reverted to $450 million for PNC and $125 million for Huntington.

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington National Bank financing arrangements are only for the purpose of supporting the Company’s participation in Freddie Mac’s Program Plus Seller Servicer program and cannot be used for any other purpose. As of December 31, 2015 and December 31, 2014, HFF LP had $318.6 million and $185.1 million, respectively, outstanding on the warehouse lines of credit and a corresponding amount of mortgage notes receivable. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (0.24% and 0.15% at December 31, 2015 and December 31, 2014, respectively) plus a spread. HFF LP is also paid interest on its loans secured by multifamily loans at the rate in the Freddie Mac note.

9.	Lease Commitments

The Company leases various corporate offices (which leases sometime include parking spaces) and office equipment under noncancelable operating leases. These leases have initial terms of three to eleven years. Several of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $10.1 million, $7.8 million, and $7.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is recorded within occupancy expense in the consolidated statements of income.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (in thousands):

2016	$8,356
2017	9,121
2018	8,787
2019	7,786
2020	6,905
Thereafter	10,439

$51,394

The Company subleases certain office space to subtenants, some of which may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2019. See Note 4 and Note 7 for further description of the assets and related obligations recorded under these capital leases at December 31, 2015 and 2014, respectively.

HFF Holdings is not an obligor under, nor does it guarantee, any of the Company’s leases.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

10. Retirement Plan

The Company maintains a retirement savings plan for all eligible employees, in which employees may make deferred salary contributions up to the maximum amount allowable by the IRS. After-tax contributions may also be made up to 50% of compensation. The Company makes matching contributions equal to 50% of the first 6% of both deferred and after-tax salary contributions, up to a maximum of $5,000. The Company’s contributions charged to expense for the plan were $2.4 million, $2.1 million, and $1.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

11.	Servicing

The Company services commercial real estate loans for investors. The servicing portfolio totaled $48.7 billion, $39.3 billion, and $33.1 billion at December 31, 2015, 2014 and 2013, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At December 31, 2015, 2014 and 2013, the funds held in escrow totaled $177.5 million, $240.3 million and $211.1 million, respectively. These funds, and the offsetting obligations, are not presented in the Company’s financial statements as they do not represent assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of income.

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

13.	Income Taxes

Income tax expense includes current and deferred taxes as follows (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2015:
Federal	$35,682	$13,131	$48,813
State	6,094	3,042	9,136

	$41,776	$16,173	$57,949

	Current	Deferred	Total
Year Ended December 31, 2014:
Federal	$22,439	$13,102	$35,541
State	4,738	1,947	6,685

	$27,177	$15,049	$42,226

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the year ended December 31, 2015 and 2014 (dollars in thousands):

	Dec. 31, 2015	Dec. 31, 2014
Pre-tax book income	$141,912	$103,512

	December 31,
	2015		2014
Income Tax expense		Rate		Rate
Taxes computed at federal rate	$49,669	35.0%	$36,229	35.0%
State and local taxes, net of federal tax benefit	5,251	3.7%	4,512	4.4%
Effect of deferred tax rate change	2,621	1.8%	776	0.7%
Change in income tax benefit / payable to stockholder	(750)	(0.5)%	(280)	(0.3)%
Return to provision adjustment	(130)	(0.1)%	(49)	(0.0)%
Meals and entertainment	1,267	0.9%	1,017	1.0%
Other	21	0.0%	21	0.0%

	$57,949	40.8%	$42,226	40.8%

Deferred income tax assets and liabilities consist of the following at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Deferred income tax assets:
Section 754 election tax basis step-up	$129,862	$145,151
Tenant improvements	3,118	2,800
Net operating loss carryforward	—	36
Restricted stock units	6,229	3,762
Compensation	4,267	5,054
Intangible asset	425	470
Other	465	398

Deferred income tax asset	144,366	157,671
Deferred income tax liabilities:
Goodwill	(1,262)	(1,276)
Servicing rights	(10,827)	(7,815)
Deferred rent	(1,822)	(1,944)
Investment in partnership	(578)	(586)

Deferred income tax liability	(14,489)	(11,621)

Net deferred income tax asset	$129,877	$146,050

The primary deferred tax asset represents a tax basis step-up election under Section 754 of the Internal Revenue Code, as amended (“Section 754”), made by HFF, Inc. relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for the Company’s Class A common stock since the date

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

of the Reorganization Transactions. As a result of the step-up in basis from these transactions, the Company is entitled to annual future tax benefits in the form of amortization for income tax purposes. The annual pre-tax benefit on the Section 754 basis step up and past payments under the tax receivable agreement was approximately $33.2 million at December 31, 2015. To the extent that the Company does not have sufficient taxable income in a year to fully utilize this annual deduction, the unused benefit is recharacterized as a net operating loss and can then be carried back two years or carried forward for twenty years. The Company measured the deferred tax asset based on the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships utilizing the enacted tax rates at the date of the transaction. In accordance with ASC 740, the tax effects of transactions with shareholders that result in changes in the tax basis of a company’s assets and liabilities are recognized in equity. Changes in the measurement of the deferred tax assets or the valuation allowance due to changes in the enacted tax rates upon the finalization of the income tax returns for the year of the exchange transaction were recorded in equity. All subsequent changes in the measurement of the deferred tax assets due to changes in the enacted tax rates or changes in the valuation allowance are recorded as a component of income tax expense.

In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. In order to realize the anticipated 2016 pre-tax benefit associated with the Section 754 basis step up and payments under the tax receivable agreement of approximately $34.6 million, the Company needs to generate approximately $305 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the anticipated 2016 pre-tax benefit of $34.6, the shortfall becomes a net operating loss that can be carried back two years to offset prior years’ taxable income or carried forward 20 years to offset future taxable income. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets resulting from the basis step up transactions (initial sale of units in the Operating Partnerships and subsequent exchanges of Operating Partnership units since the date of the Reorganization Transactions). The Company has no federal or state net operating losses at December 31, 2015.

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

The Company will recognize interest and penalties related to unrecognized tax benefits in interest and other income, net in the consolidated statements of income. There were no interest or penalties recorded in the twelve months ended December 31, 2015 or December 31, 2014.

Tax Receivable Agreement

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007 and intend to keep that election in effect for each taxable year in which an exchange of Operating Partnership partnership units for shares of the Company’s Class A common stock occurred. The initial sale as a result of the offering and the subsequent exchanges of partnership units increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of future tax payments to the extent that the Company has future taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $129.9 million and has recorded this amount as a deferred tax asset on its consolidated balance sheet. The Company has updated its

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2015 and 2014. The Company is obligated, however, pursuant to its Tax Receivable Agreement with HFF Holdings, to pay to HFF Holdings, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement.

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

While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the payments that will be made to HFF Holdings will be $121.2 million and has recorded this obligation to HFF Holdings as a liability on the consolidated balance sheet. During the year ended December 31, 2015, the tax rates used to measure the deferred tax assets were updated which resulted in a decrease of deferred tax assets of $2.6 million which resulted in a decrease in the payable under the tax receivable agreement of $2.1 million. The tax rates used to measure the deferred tax assets were also updated during the year ended December 31, 2014, which resulted in a decrease of deferred tax assets of $0.8 million which resulted in a decrease in the payable under the tax receivable agreement of $0.7 million. To the extent the Company does not realize all of the tax benefits in future years, this liability to HFF Holdings may be reduced.

In conjunction with filing of the Company’s 2014 federal and state tax returns, the benefit for 2014 relating to the Section 754 basis step-up was finalized resulting in $12.6 million of tax benefits being realized by the Company. As discussed above, the Company is obligated to remit to HFF Holdings 85% of any such cash savings in federal and state tax. As such during 2015, the Company paid $10.8 million to HFF Holdings under the tax receivable agreement. In conjunction with the filing of the Company’s 2013 federal and state tax returns, the benefit for 2013 relating to the Section 754 basis step-up was finalized resulting in $12.5 million in tax benefits realized by the Company for 2013. During August 2014, the Company paid $10.7 million to HFF Holdings under this tax receivable agreement. As of December 31, 2015, the Company has made payments to

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

HFF Holdings pursuant to the terms of the tax receivable agreement in an aggregate amount of approximately $63.4 million and the Company anticipates to make a payment of approximately $10.8 million to HFF Holdings in 2016.

14.	Stockholders Equity

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. The Company had issued 38,351,367 and 38,125,363 shares of Class A common stock as of December 31, 2015 and December 31, 2014, respectively.

On January 22, 2016, our board of directors declared a special cash dividend of $1.80 per share of Class A common stock to stockholders of record on February 8, 2016. The aggregate dividend payment was paid on February 19, 2016 and totaled approximately $68.4 million based on the number of shares of Class A common stock then outstanding. Additionally, 72,085 restricted stock units (dividend equivalent units) were granted for those unvested and vested but not issued restricted stock units as of the record date of February 8, 2016. These dividend units follow the same vesting terms as the underlying restricted stock units. On January 20, 2015, our board of directors declared a special cash dividend of $1.80 per share of Class A common stock to stockholders of record on February 2, 2015. The aggregate dividend payment was paid on February 13, 2015 and totaled approximately $67.8 million based on the number of shares of Class A common stock then outstanding. Additionally, 49,383 restricted stock units (dividend equivalent units) were granted for those unvested and vested but not issued restricted stock units as of the record date of February 2, 2015. These dividend units follow the same vesting terms as the underlying restricted stock units. On January 15, 2014, the Company’s board of directors declared a special cash dividend of $1.83 per share of Class A common stock to stockholders of record on January 27, 2014. The aggregate dividend payment was paid on February 6, 2014 and totaled approximately $68.2 million based on the number of shares of Class A common stock then outstanding. Additionally, 42,108 restricted stock units (dividend equivalent units) were granted for those unvested and vested but not issued restricted stock units as of the record date of January 27, 2014. These dividend units follow the same vesting terms as the underlying restricted stock units.

15.	Earnings Per Share

The Company’s net income and weighted average shares outstanding for the years ended December 31, 2015 and 2014, consists of the following (dollars in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014
Net income	$83,963	$61,286
Weighted Average Shares Outstanding:
Basic	37,975,997	37,758,519
Diluted	38,449,212	37,982,351

The calculations of basic and diluted net income per share amounts for the years ended December 31, 2015 and 2014 are described and presented below.

Basic Net Income per Share

Numerator — net income for the three and twelve months ended December 31, 2015 and 2014, respectively.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Denominator — the weighted average shares of Class A common stock for the three and twelve months ended December 31, 2015 and 2014, including 165,534 and 149,229 restricted stock units that have vested and whose issuance is no longer contingent as of December 31, 2015 and 2014, respectively.

Diluted Net Income per Share

Numerator — net income for the three and twelve month periods ended December 31, 2015 and 2014 as in the basic net income per share calculation described above.

Denominator — the weighted average shares of Class A common stock for the three and twelve months ended December 31, 2015 and 2014, including 165,534 and 149,229 restricted stock units that have vested and whose issuance is no longer contingent as of December 31, 2015 and 2014, respectively, plus the dilutive effect of the unrestricted stock units and stock options. There were no anti-dilutive unrestricted stock units and stock options in 2015 and 2014.

	Three Months Ended December 31, 2015	Year Ended December 31, 2015	Three Months Ended December 31, 2014	Year Ended December 31, 2014
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income	$34,124	$83,963	$26,945	$61,286
Denominator:
Weighted average number of shares of Class A common stock outstanding	38,011,731	37,975,997	37,826,940	37,758,519
Basic net income per share of Class A common stock	$0.90	$2.21	$0.71	$1.62
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income	$34,124	$83,963	$26,945	$61,286
Denominator:
Basic weighted average number of shares of Class A common stock	38,011,731	37,975,997	37,826,940	37,758,519
Add — dilutive effect of:
Unvested restricted stock units	586,889	453,312	357,713	198,619
Stock options	13,040	19,903	25,250	25,213
Weighted average common shares outstanding — diluted	38,611,660	38,449,212	38,209,903	37,982,351
Diluted earnings per share of Class A common stock	$0.88	$2.18	$0.71	$1.61

16.	Concentrations

A significant portion of the Company’s capital markets services revenues is derived from transactions involving commercial real estate located in specific geographic areas. During 2015, approximately 22.9%, 13.1%, 10.2%, 6.3%, and 5.2% of the Company’s capital markets services revenues were derived from transactions involving commercial real estate located in Texas, California, Florida, New York and the region

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

consisting of the District of Columbia, Maryland and Virginia, respectively. During 2014, approximately 25.0%, 12.7%, 7.8%, 6.1%, 5.0% and 5.9% of the Company’s capital markets services revenues were derived from transactions involving commercial real estate located in Texas, California, Florida, Illinois, New York and the region consisting of the District of Columbia, Maryland and Virginia, respectively. As a result, a significant portion of the Company’s business is dependent on the economic conditions in general and the markets for commercial real estate in these areas.

17.	Related Party Transactions

As a result of the Company’s initial public offering, the Company entered into a tax receivable agreement with HFF Holdings that provides for the payment by the Company to HFF Holdings of 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increase in tax basis of the assets owned by HFF LP and HFF Securities and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. As members of HFF Holdings, each of Mark Gibson, the Company’s chief executive officer, Jody Thornton, the Company’s president and member of the Company’s board of directors and a transaction professional of the Operating Partnerships, and John Fowler, a current director emeritus of the Company’s board of directors and a transaction professional of the Operating Partnerships, and H. Scott Galloway (through December 31, 2015), Matthew D. Lawton, Gerard T. Sansosti and Manuel A. de Zarraga and effective January 1, 2016, Michael J. Tepedino, each an Executive Managing Director and a transaction professional of the Operating Partnerships, is entitled to participate in such payments, in each case on a pro rata basis based upon such person’s ownership of interests in each series of tax receivable payments created by the initial public offering or subsequent exchange of Operating Partnership units. During the third quarter of 2015, Messrs. Gibson, Thornton, Fowler, Galloway, Lawton, Sansosti, de Zarraga and Tepedino received payments of $0.9 million, $0.8 million, $0.7 million, $0.4 million, $0.2 million, $0.4 million, $0.2 million and $0.2 million in connection with the Company’s payment of $10.8 million to HFF Holdings under the tax receivable agreement. During the third quarter of 2014, Messrs. Gibson, Thornton, Fowler, Galloway, Lawton, Sansosti, de Zarraga and Tepedino received payments of $0.9 million, $0.9 million, $0.7 million, $0.4 million, $0.3 million, $0.4 million, $0.3 million and $0.2 million in connection with the Company’s payment of $10.7 million to HFF Holdings under the tax receivable agreement. The Company will retain the remaining 15% of cash savings, if any, in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities allocable to the Company as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the offering and will continue until all such tax benefits have been utilized or have expired. See Note 13 for further information regarding the tax receivable agreement and Note 18 for the amount recorded in relation to this agreement.

18.	Commitments and Contingencies

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. During the year ended December 31, 2015, the Company paid HFF Holdings $10.8 million, which represents 85% of the actual cash savings realized by the Company in 2014. During the year ended December 31, 2014, the Company paid HFF Holdings $10.7 million, which represents 85% of the actual cash savings realized by the Company in 2013. The Company has recorded $121.2 million and $134.2 million for this obligation to

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

HFF Holdings as a liability on the consolidated balance sheets as of December 31, 2015 and 2014, respectively. The Company anticipates making a payment to HFF Holdings of approximately $10.8 million in 2016.

In recent years, the Company has entered into arrangements with newly-hired transaction professionals whereby these transaction professionals would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the transaction professionals only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2016 through 2018. Currently, the Company cannot reasonably estimate the amounts that would be payable under all of these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the transaction professionals achieving the performance targets and the probability of each of the transaction professionals signing an employment agreement. As of December 31, 2015 and 2014, $5.8 million and $3.3 million, respectively, have been accrued for these arrangements on the consolidated balance sheet.

19.	Selected Quarterly Financial Data (unaudited, in thousands except for per share data)

	Quarter Ended
2015	March 31	June 30	September 30	December 31
Net revenue	$94,271	$124,992	$113,685	$169,042
Operating income	11,236	25,701	23,866	46,970
Interest and other income, net	5,541	9,476	7,989	9,037
Decrease in payable under the tax receivable agreement	1,091	—	1,052	—
Net income	9,409	21,174	19,256	34,124
Per share data (1)
Basic earnings per share	$0.25	$0.56	$0.51	$0.90
Diluted earnings per share	$0.25	$0.55	$0.50	$0.88

	Quarter Ended
2014	March 31	June 30	September 30	December 31
Net revenue	$76,031	$94,787	$112,611	$142,489
Operating income	3,818	18,006	25,783	37,220
Interest and other income, net	2,910	3,241	4,144	7,631
Increase in payable under the tax receivable agreement	501	—	299	—
Net income	3,707	12,608	18,026	26,945
Per share data (1)
Basic earnings per share	$0.10	$0.33	$0.48	$0.71
Diluted earnings per share	$0.10	$0.33	$0.47	$0.71

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2015, our current disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s report on internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.

Item 9B.    Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2016 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2015.

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

The following table provides information as of December 31, 2015 with respect to shares of the Company’s Class A common stock that may be issued under its 2006 Omnibus Incentive Compensation Plan:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,320,841	$27.80	1,124,847
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,320,841	$27.80	1,124,847

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)(2) The financial statements and financial statement schedules filed as part of this Annual Report are set forth under Item 8. Reference is made to the index on page 49. All schedules are omitted because they are not applicable, not required or the information appears in the Company’s consolidated financial statements or notes thereto.

(3) Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2016.

HFF, INC.

By:	/s/ Mark D. Gibson
Mark D. Gibson Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mark D. Gibson Mark D. Gibson	Chief Executive Officer, Director and Executive Managing Director (Principal Executive Officer)	February 26, 2016

/s/ Gregory R. Conley Gregory R. Conley	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2016

/s/ Deborah H. McAneny Deborah H. McAneny	Director	February 26, 2016

/s/ Susan P. McGalla Susan P. McGalla	Director	February 26, 2016

/s/ George L. Miles, Jr. George L. Miles, Jr.	Director	February 26, 2016

/s/ Morgan K. O’Brien Morgan K. O’Brien	Director	February 26, 2016

/s/ Lenore M. Sullivan Lenore M. Sullivan	Director	February 26, 2016

/s/ Joe B. Thornton, Jr. Joe B. Thornton, Jr.	Director	February 26, 2016

/s/ Steven E. Wheeler Steven E. Wheeler	Director	February 26, 2016

Exhibit Index

2.1	Sale and Merger Agreement, dated January 30, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-l (File No. 333-138579) (“Form S-l”) filed with the SEC on December 22, 2006)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form S-l filed with the SEC on December 22, 2006)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on December 22, 2006)

10.1	Holliday Fenoglio Fowler, L.P. Partnership Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

10.2	First Amendment to Amended and Restated Texas Limited Partnership Agreement of Holliday Fenoglio Fowler, L.P., dated May 6, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33280) filed with the SEC on May 6, 2011)

10.3	Second Amendment to Amended and Restated Texas Limited Partnership Agreement of Holliday Fenoglio Fowler, L.P., dated November 12, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33280) filed with the SEC on March 14, 2014)

10.4	Third Amendment to Amended and Restated Texas Limited Partnership Agreement of Holliday Fenoglio Fowler, L.P., dated February 18, 2016

10.5	HFF Securities L.P. Partnership Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

10.6	First Amendment to Amended and Restated Limited Partnership Agreement of HFF Securities, L.P., dated May 6, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33280) filed with the SEC on May 6, 2011)

10.7	Tax Receivable Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.3 to the Form S-1 filed with the SEC on December 22, 2006)

10.8	Registration Rights Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.4 to the Form S-1 filed with the SEC on December 22, 2006)

10.9	HFF, Inc. 2006 Omnibus Incentive Compensation Plan, dated January 30, 2007 (incorporated by reference to Exhibit 10.9 to the Form S-l filed with the SEC on January 8, 2007)

10.10	Holliday Fenoglio Fowler, L.P. Second Amended and Restated Profit Participation Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33280), filed with the SEC on May 7, 2015)

10.11	HFF Securities, L.P. Second Amended and Restated Profit Participation Bonus Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33280), filed with the SEC on May 7, 2015)

10.12	HFF, Inc. Firm Profit Participation Bonus Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33280), filed with the SEC on January 21, 2011)

10.13	Employment Agreement between the Registrant and Mark D. Gibson, dated February 5, 2007 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33280) filed with the SEC on February 27, 2015)

10.14	First Amendment to Amended and Restated Employment Agreement, by and between Mark D. Gibson, and Holliday Fenoglio Fowler, L.P. dated June 30, 2010 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33280) filed with the SEC on February 27, 2015)

10.15	Employment Agreement between the Registrant and Joe B. Thornton, Jr., dated February 5, 2007 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33280) filed with the SEC on February 27, 2015)

10.16	First Amendment to Amended and Restated Employment Agreement, by and between Joe B. Thornton, Jr., and Holliday Fenoglio Fowler, L.P. dated June 30, 2010 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33280) filed with the SEC on February 27, 2015)

10.17	Employment Agreement between the Registrant and Gregory R. Conley, dated January 30, 2007 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

10.18	Employment Agreement between the Registrant and Nancy Goodson, dated January 30, 2007 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

10.19	Form of Contribution Agreement entered into with each of Mark D. Gibson, Deborah H. McAneny, Susan P. McGalla, George L. Miles, Jr., Morgan K. O’Brien, Lenore M. Sullivan, Joe B. Thornton, Jr. and Steven E. Wheeler (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33280) filed with the SEC on March 17, 2008)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase