Form 10-Q
period 2016-03-31
HFF, Inc.
filed 2016-05-06
CIK 1380509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding as of April 29, 2016 was 38,080,547 shares.

HFF, INC. AND SUBSIDIARIES

March 31, 2016

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HFF, Inc.

Consolidated Balance Sheets

(Dollars in Thousands)

(Current period unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$143,537	$233,904
Accounts receivable	2,805	4,003
Receivable from affiliate	4	4
Mortgage notes receivable	517,119	318,951
Prepaid taxes	2,492	1,007
Prepaid expenses and other current assets	9,095	8,291

Total current assets	675,052	566,160
Property and equipment, net	13,144	13,592
Deferred tax asset, net	120,737	129,877
Goodwill	3,712	3,712
Intangible assets, net	28,762	27,022
Other noncurrent assets	2,227	2,167

Total Assets	$843,634	$742,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$554	$500
Warehouse line of credit	515,398	318,618
Accrued compensation and related taxes	23,765	56,478
Accounts payable	704	2,118
Payable under tax receivable agreement	10,796	10,796
Other current liabilities	7,785	18,780

Total current liabilities	559,002	407,290
Deferred rent credit	10,067	9,827
Payable under the tax receivable agreement, less current portion	110,395	110,395
Long-term debt, less current portion	488	514

Total liabilities	679,952	528,026
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 authorized; 38,462,258 and 38,351,367 shares issued, respectively; 38,080,547 and 37,854,312 shares outstanding, respectively	384	383
Treasury stock, 381,711 and 497,055 shares at cost, respectively	(11,706)	(11,378)
Additional paid-in-capital	123,202	117,216
Retained earnings	51,802	108,283

Total equity	163,682	214,504

Total liabilities and stockholders’ equity	$843,634	$742,530

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Income

(Dollars in Thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Capital markets services revenue	$113,670	$91,257
Interest on mortgage notes receivable	3,264	2,489
Other	596	525

	117,530	94,271
Expenses
Cost of services	68,502	56,379
Personnel	13,579	11,518
Occupancy	3,353	2,784
Travel and entertainment	4,465	3,659
Supplies, research, and printing	1,796	1,790
Insurance	612	603
Professional fees	1,253	1,281
Depreciation and amortization	2,669	2,119
Interest on warehouse line of credit	1,911	1,297
Other operating	2,649	1,605

	100,789	83,035

Operating income	16,741	11,236

Interest and other income, net	6,317	5,541
Interest expense	(13)	(11)
(Increase) decrease in payable under the tax receivable agreement	—	1,091

Income before income taxes	23,045	17,857
Income tax expense	9,169	8,448

Net income	$13,876	$9,409

Earnings per share - Basic and Diluted
Income available to HFF, Inc. common stockholders - Basic	$0.36	$0.25
Income available to HFF, Inc. common stockholders - Diluted	$0.36	$0.25

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars in Thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional
					Paid in	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Stockholders’ equity, December 31, 2015	37,854,312	$383	497,055	$(11,378)	$117,216	$108,283	$214,504
Stock compensation and other, net	—	—	—	—	7,201	—	7,201
Incremental tax adjustment from share-based award activities	—	—	—	—	(591)	—	(591)
Issuance of Class A common stock, net	337,126	1	(226,235)	2,618	(2,619)	—	—
Repurchase of Class A common stock	(110,891)	—	110,891	(2,946)	—	—	(2,946)
Dividends paid	—	—	—	—	1,995	(70,357)	(68,362)
Net income	—	—	—	—	—	13,876	13,876

Stockholders’ equity, March 31, 2016	38,080,547	$384	381,711	$(11,706)	$123,202	$51,802	$163,682

	Common Stock		Treasury Stock		Additional
					Paid in	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Stockholders’ equity, December 31, 2014	37,677,981	$381	447,382	$(9,042)	$101,148	$93,958	$186,445
Stock compensation and other, net	—	—	—	—	7,270	—	7,270
Incremental tax adjustment from share-based award activities	—	—	—	—	296	—	296
Issuance of Class A common stock, net	223,408	2	—	—	107	—	109
Repurchase of Class A common stock	(68,318)	—	68,318	(2,376)	—	—	(2,376)
Dividends paid	—	—	—	—	1,879	(69,700)	(67,821)
Net income	—	—	—	—	—	9,409	9,409

Stockholders’ equity, March 31, 2015	37,833,071	$383	515,700	$(11,418)	$110,700	$33,667	$133,332

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$13,876	$9,409
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	2,839	2,250
Incremental tax adjustment from share-based award activities	591	(296)
Deferred taxes	8,361	6,890
(Decrease) increase in payable under the tax receivable agreement	—	(1,091)
Depreciation and amortization:
Property and equipment	764	564
Intangibles	1,905	1,555
Gain on sale and initial recording of mortgage servicing rights	(4,343)	(3,541)
Mortgage service rights assumed	(1,398)	(134)
Proceeds from sale of mortgage servicing rights	744	555
Increase (decrease) in cash from changes in:
Accounts receivable	1,198	(2,062)
Mortgage notes receivable	(196,780)	(419,118)
Net borrowings on warehouse line of credit	196,780	419,118
Prepaid taxes, prepaid expenses and other current assets	(2,289)	(2,092)
Other noncurrent assets	(60)	44
Accrued compensation and related taxes	(28,351)	(19,435)
Accounts payable	(1,414)	(637)
Other accrued liabilities	(10,807)	(11,245)
Other long-term liabilities	475	261

Net cash used in operating activities	(17,909)	(19,005)
Investing activities
Purchases of property and equipment	(414)	(671)

Net cash used in investing activities	(414)	(671)
Financing activities
Payments on long-term debt	(145)	(92)
Proceeds from stock options exercised	—	109
Incremental tax adjustment from share-based award activities	(591)	296
Dividends paid	(68,362)	(67,821)
Treasury stock	(2,946)	(2,376)

Net cash used in financing activities	(72,044)	(69,884)

Net decrease in cash	(90,367)	(89,560)
Cash and cash equivalents, beginning of period	233,904	232,053

Cash and cash equivalents, end of period	$143,537	$142,493

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

In addition to cash received for its sale of all of the shares of Holliday GP Corp. (“Holliday GP”) and approximately 44.7% of partnership units of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP), HFF Holdings LLC, a Delaware limited liability company (“HFF Holdings”), also received, through the issuance of one share of the Company’s Class B common stock to HFF Holdings, an exchange right that permitted HFF Holdings to exchange interests in the Operating Partnerships for shares of (i) the Company’s Class A common stock (the “Exchange Right”) and (ii) rights under a tax receivable agreement between the Company and HFF Holdings. Since all of the partnership units had been exchanged as of August 31, 2012, the Class B common stock was transferred to the Company and retired on August 31, 2012 in accordance with the Company’s certificate of incorporation. See Note 12 for further discussion of the tax receivable agreement.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company as of March 31, 2016 and December 31, 2015 and for the three month periods ended March 31, 2016 and March 31, 2015, include the accounts of HFF LP, HFF Securities, and the Company’s wholly-owned subsidiaries, Holliday GP and HoldCo LLC. All significant intercompany accounts and transactions have been eliminated.

Pending Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued changes to the accounting for equity compensation. This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update will be effective for the Company beginning in fiscal year 2017. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In February 2016, the FASB issued new guidance on the accounting for leases. This new guidance will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability. The new lease accounting requirements are effective for the Company’s 2019 fiscal year with a modified retrospective transition approach required, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

2. Summary of Significant Accounting Policies

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Accordingly, significant accounting policies and disclosures normally provided have been omitted as such items are disclosed therein. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the year ending December 31, 2016.

The Company has a firm profit participation plan, office profit participation plans, and effective January 1, 2015, an executive bonus plan (the “Plans”) that each allow for incentive payments to be made, based on the achievement of various performance metrics, either in the form of cash or stock at the election of the Company’s board of directors. The expense associated with the Plans is included within personnel expenses in the consolidated statements of income. The expense recorded for these Plans is estimated during the year based on actual results at each interim reporting date and an estimate of future results for the remainder of the year. Based on an accounting policy election and consistent with ASC 718, Compensation - Stock Compensation, the expense associated with the estimated share-based component of the estimated incentive payout is recognized before the grant date of the share-based awards due to the fact that the terms of the Plans have been approved by the Company’s board of directors, the employees of the Company understand the requirements to earn the award, the number of shares is not determined before the grant date and, finally, if the performance metrics are not met during the performance year, the award is not earned and therefore forfeited. Prior to the grant date, the share-based component expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income. Following the award, if any, of the related incentive payout, the share-based component expense is reclassified as stock compensation costs within personnel expenses and the share-based component of the accrued incentive compensation is reclassified as additional paid-in-capital upon the granting of the awards on the Company’s consolidated balance sheets.

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

Effective January 1, 2015, the Company amended the Plans, which now provide for an overall increase in the allocation of share-based awards. The cash portion of the awards will not be subject to time-based vesting conditions and will be expensed during the performance year. The share-based portion of the awards is subject to a three year time-based vesting schedule beginning on the first anniversary of the grant (which is made in the first calendar quarter of the subsequent year). As a result, the total expense for the share-based portion of the awards is recorded over the period from the beginning of the performance year through the vesting date, or 50 months.

3. Stock Compensation

The stock compensation cost that has been charged against income for the three ended March 31, 2016 was $2.8 million which is recorded in personnel expenses in the consolidated statements of income. The stock compensation cost that has been charged against income for the three months ended March 31, 2015 was $2.3 million. At March 31, 2016, there was approximately $36.8 million of unrecognized compensation cost related to non-vested restricted stock units with a weighted average remaining contractual term of 3.3 years. As of March 31, 2016, there were 2,081,637 restricted stock units outstanding, of which 1,903,785 have continued vesting requirements.

During the three month period ended March 31, 2016, no options were granted, vested, exercised or forfeited.

During the three month period ended March 31, 2016, 1,122,914 new restricted stock units were granted which includes 82,536 restricted stock units for the non-vested and vested not issued restricted stock units pursuant to the dividend that was declared on January 22, 2016 by the board of directors of $1.80 per share of Class A common stock to stockholders of record on February 8, 2016 and paid on February 19, 2016. Additionally, 349,444 restricted stock units vested, and no restricted stock units were forfeited during the three month period ended March 31, 2016.

The fair value of vested restricted stock units was $4.9 million at March 31, 2016.

4. Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	March 31, 2016	December 31, 2015
Furniture and equipment	$7,155	$7,055
Computer equipment	1,577	1,555
Capitalized software costs	776	882
Leasehold improvements	13,274	13,454

Subtotal	22,782	22,946
Less accumulated depreciation and amortization	(9,638)	(9,354)

	$13,144	$13,592

At March 31, 2016 and December 31, 2015, the Company has recorded, within furniture and equipment, office equipment under capital leases of $1.9 million and $1.7 million, respectively, including accumulated amortization of $0.9 million and $0.8 million, respectively, which is included within depreciation and amortization expense in the accompanying consolidated statements of income. See Note 7 for discussion of the related capital lease obligations.

5. Intangible Assets

The Company’s intangible assets are summarized as follows (dollars in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Mortgage servicing rights	$52,427	$(23,765)	$28,662	$49,771	$(22,849)	$26,922
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$52,527	$(23,765)	$28,762	$49,871	$(22,849)	$27,022

As of March 31, 2016 and December 31, 2015, the Company serviced $51.6 billion and $48.7 billion, respectively, of commercial loans. The Company earned $5.5 million and $4.5 million in servicing fees and interest on float and escrow balances for the three month periods ending March 31, 2016 and 2015, respectively. These revenues are recorded as capital markets services revenues in the consolidated statements of income.

The total commercial loan servicing portfolio includes loans for which there are no corresponding mortgage servicing rights recorded on the balance sheet, as these servicing rights were assumed prior to the Company’s adoption of ASC 860, Transfers and Servicing (ASC 860) on January 1, 2007 and involved no initial consideration paid by the Company. The Company recorded mortgage servicing rights of $28.7 million and $26.9 million on $48.6 billion and $45.2 billion, respectively, of the total loans serviced as of March 31, 2016 and December 31, 2015.

The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (“CMBS”), Freddie Mac and limited-service life company loans.

Changes in the carrying value of mortgage servicing rights for the three month periods ended March 31, 2016 and 2015, were as follows (dollars in thousands):

Category	12/31/15	Capitalized	Amortized	Sold / Transferred	3/31/16
Freddie Mac	$7,074	$2,446	$(388)	$(801)	$8,331
CMBS	16,768	391	(1,008)	602	16,753
Life company	2,729	848	(441)	—	3,136
Life company – limited	351	159	(68)	—	442

Total	$26,922	$3,844	$(1,905)	$(199)	$28,662

Category	12/31/14	Capitalized	Amortized	Sold / Transferred	3/31/15
Freddie Mac	$5,199	$2,470	$(350)	$(868)	$6,451
CMBS	13,021	298	(801)	677	13,195
Life company	1,913	519	(337)	—	2,095
Life company – limited	414	25	(67)	—	372

Total	$20,547	$3,312	$(1,555)	$(191)	$22,113

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $2.4 million and $2.5 million on $0.9 billion and $1.1 billion of loans, respectively, during the three month periods ending March 31, 2016 and 2015, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration on the CMBS and Life company tranches of $1.4 million and $0.8 million on $3.3 billion and $2.0 billion of loans, respectively, during the three month periods ending March 31, 2016 and 2015, respectively. During the three months ending March 31, 2016 and 2015, the Company sold the cashiering portion of certain Freddie Mac mortgage servicing rights. While the Company transferred the risks and rewards of ownership of the cashiering portion of the mortgage servicing rights, the Company continues to perform limited servicing activities on these securitized loans. Therefore, the remaining servicing rights were transferred to the CMBS servicing tranche. The net result of these transactions was the Company recording a gain in the three months ending March 31, 2016 and 2015 of $0.5 million and $0.4 million, respectively, within interest and other income, net in the consolidated statements of income. The Company also received securitization compensation in relation to the sale of the cashiering portion of certain Freddie Mac mortgage servicing rights in the three months ending March 31, 2016 and 2015 of $1.2 million and $0.7 million, respectively. The securitization compensation is recorded within interest and other income, net in the consolidated statements of income.

Amortization expense related to intangible assets was $1.9 and $1.6 million during the three month periods ended March 31, 2016 and 2015, respectively and is recorded in depreciation and amortization in the consolidated statements of income.

Estimated amortization expense for the next five years is as follows (dollars in thousands):

Remainder of 2016	$5,358
2017	6,051
2018	4,688
2019	3,310
2020	2,729
2021	2,283

The weighted-average life of the mortgage servicing rights intangible asset was 6.5 years at March 31 2016.

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

In the normal course of business, the Company enters into contractual commitments to originate (purchase) and sell multifamily mortgage loans at fixed prices with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into a sale commitment with Freddie Mac simultaneously with the rate lock commitment with the borrower. The terms of the contract with Freddie Mac and the rate lock with the borrower are matched in substantially all respects to eliminate interest rate risk. Both the rate lock commitments to borrowers and the forward sale contracts to Freddie Mac are undesignated derivatives with level 3 inputs and, accordingly, are marked to fair value through earnings. The impact on our financial position and earnings resulting from loan commitments is not significant. The Company elected the fair value option for all mortgage notes receivable originated after January 1, 2016 to eliminate the impact of the variability in interest rate movements.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2016 (in thousands):

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Recurring fair value measurements

Mortgage notes receivable	$517,119	$—	$517,119	$—

Total recurring fair value measurements	$517,119	—	$517,119	$—

The valuation of mortgage notes receivable is calculated based on already locked in interest rates. These assets are classified as Level 2 in the fair value hierarchy as all inputs are reasonably observable. There are no financial assets accounted for at fair value on a recurring basis at December 31, 2015.

In accordance with GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and prior to January 1, 2016, mortgage notes receivable. The mortgage servicing rights are recorded at fair value upon initial recording and were not re-measured at fair value during the first quarter of 2016 because the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at March 31, 2016.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Nonrecurring fair value measurements

Mortgage servicing rights	$28,662	$—	$—	$37,540

Total nonrecurring fair value measurements	$28,662	$—	$—	$37,540

December 31, 2015

Nonrecurring fair value measurements

Mortgage notes receivable	$318,951	$—	$318,951	$—

Mortgage servicing rights	26,922	—	—	35,832

Total nonrecurring fair value measurements	$345,873	—	$318,951	$35,832

Mortgage servicing rights do not trade in an active, open market with readily-available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Expected life of cash flows	3 years to 10 years	3 years to 10 years
Discount rate (1)	14% to 20%	14% to 20%
Prepayment rate	0% to 8%	0% to 8%
Inflation rate	2%	2%
Cost of service per loan	$1,600 to $4,100	$1,600 to $4,033

(1)	Reflects the time value of money and the risk of future cash flows related to the possible cancellation of servicing contracts, transferability restrictions on certain servicing contracts, concentration in the life company portfolio and large loan risk.

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

7. Capital Lease Obligations

Capital lease obligations consist of the following at March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Capital lease obligations	$1,042	$1,014
Less current maturities	554	500

	$488	$514

Capital lease obligations consist primarily of office equipment leases that expire at various dates through June 2019. A summary of future minimum lease payments under capital leases at March 31, 2016 is as follows (dollars in thousands):

Remainder of 2016	$410
2017	426
2018	191
2019	15

$1,042

8. Warehouse Line of Credit

HFF LP maintains two uncommitted warehouse revolving lines of credit for the purpose of funding the Freddie Mac mortgage loans that it originates in connection with its services as a Freddie Mac Multifamily Program Plus® Seller/Servicer. The Company is a party to an uncommitted $450 million financing arrangement with PNC Bank, N.A. (“PNC”) and an uncommitted $125 million financing arrangement with The Huntington National Bank (“Huntington”). In January 2015, PNC agreed to provide a $500 million bulge facility for a period of 15 days, which was utilized in April 2015. Additionally, in January 2015, HFF LP entered into an agreement with Huntington to increase the uncommitted financing agreement by $100 million for a period of 60 days to extend no later than May 1, 2015, at which time the arrangement reverted to $125 million. On October 2, 2015, HFF LP entered into an extended funding agreement with Freddie Mac whereby Freddie Mac could extend the Original Funding Date (as defined in the agreement) on any mortgage that HFF LP funded within the fourth quarter of 2015, to February 15, 2016. In connection with the extended funding agreement with Freddie Mac, PNC agreed to increase the financing arrangement to $1.5 billion and Huntington agreed to increase the financing arrangement to $225 million. The extended funding agreement with Freddie Mac expired on February 15, 2016, and the capacity under the warehouse agreements reverted to $450 million for PNC and $125 million for Huntington.

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting the Company’s participation in Freddie Mac’s Program Plus® Seller/Servicer program and cannot be used for any other purpose. As of March 31, 2016 and December 31, 2015, HFF LP had $515.4 million and $318.6 million, respectively, outstanding on the warehouse lines of credit. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (0.44% and 0.24% at March 31, 2016 and December 31, 2015, respectively) plus a spread. HFF LP is also paid interest on its loan secured by a multifamily loan at the rate in the Freddie Mac note.

9. Lease Commitments

The Company leases various corporate offices (which leases sometime include parking spaces) and office equipment under noncancelable operating leases. These leases have initial terms of three to eleven years. Several of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $2.8 million and $2.3 million during the three month periods ended March 31, 2016 and 2015 respectively, and is recorded within occupancy expense in the consolidated statements of income.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (dollars in thousands):

Remainder of 2016	$6,583
2017	9,121
2018	8,787
2019	7,786
2020	6,905
2021	5,338
Thereafter	5,102

$49,622

The Company subleases certain office space to subtenants, which subleases may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2019. See Note 4 and Note 7 above for further description of the assets and related obligations recorded under these capital leases at March 31, 2016 and December 31, 2015, respectively.

10. Servicing

The Company services commercial real estate loans for lenders. The unpaid principal balance of the servicing portfolio totaled $51.6 billion and $48.7 billion at March 31, 2016 and December 31, 2015, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At March 31, 2016 and December 31, 2015, the funds held in escrow totaled $153.4 million and $177.5 million, respectively. These funds, and the offsetting liabilities of the borrowers to external parties, are not presented in the Company’s consolidated financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of income.

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

12. Income Taxes

Income tax expense includes current and deferred taxes as follows (dollars in thousands):

	Current	Deferred	Total
Three months ended March 31, 2016:
Federal	$639	$7,651	$8,290
State	169	710	879

	$808	$8,361	$9,169

	Current	Deferred	Total
Three Months Ended March 31, 2015:
Federal	$979	$5,054	$6,033
State	579	1,836	2,415

	$1,558	$6,890	$8,448

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	March 31,
	2016		2015
Income tax expense / (benefit)		Rate		Rate
Taxes computed at federal rate	$8,065	35.0%	$6,250	35.0%
State and local taxes, net of federal tax benefit	882	3.8%	790	4.4%
Effect of deferred tax rate change	—	0.0%	1,284	7.2%
Change in income tax benefit payable to stockholder	—	0.0%	(57)	(0.3)%
Meals and entertainment	218	1.0%	180	1.0%
Other	4	0.0%	1	0.0%

Income tax expense	$9,169	39.8%	$8,448	47.3%

Deferred income tax assets and liabilities consist of the following at March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Deferred income tax assets:
Section 754 election tax basis step-up	$126,935	$129,862
Tenant improvements	3,225	3118
Restricted stock units	4,971	6,229
Compensation	—	4,267
Intangible asset	415	425
Other	531	465

Deferred income tax asset	136,077	144,366
Deferred income tax liabilities:
Goodwill	(1,263)	(1,262)
Compensation	(273)	—
Servicing rights	(11,496)	(10,827)
Deferred rent	(1,730)	(1,822)
Investment in partnership	(578)	(578)

Deferred income tax liability	(15,340)	(14,489)

Net deferred income tax asset	$120,737	$129,877

The primary deferred tax asset represents a tax basis step-up election under Section 754 of the Internal Revenue Code (“Section 754”) made by the Company relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for shares of the Company’s Class A common stock since the date of the Reorganization Transactions. As a result of the step-up in basis from these transactions, the Company is entitled to annual future tax benefits in the form of amortization for income tax purposes. The annual pre-tax benefit on the Section 754 step-up and past payments under the tax receivable agreement was approximately $126.9 million at March 31, 2016. To the extent that the Company does not have sufficient taxable income in a year to fully utilize this annual deduction, the unused benefit is recharacterized as a net operating loss and can then be carried back two years or carried forward for twenty years. The Company measured the deferred tax asset based on the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships utilizing the enacted tax rates at the date of the transaction. All subsequent changes in the measurement of the deferred tax assets due to changes in the enacted tax rates or changes in the valuation allowance, if any, are recorded as a component of income tax expense.

In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. In order to realize the anticipated 2016 pre-tax benefit of approximately $34.6 million, the Company needs to generate approximately $305 million in revenue during 2016, assuming a constant cost structure. In the event that the Company cannot realize the anticipated 2016 pre-tax benefit of $34.6 million, the shortfall becomes a net operating loss that can be carried back two years to offset prior years’ taxable income or carried forward twenty years to offset future taxable income. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets resulting from the basis step up transactions (initial sale of units in the Operating Partnerships and subsequent exchanges of Operating Partnership units since the date of the Reorganization Transactions). The Company has no federal or state net operating losses at March 31, 2016.

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

The Company will recognize interest and penalties related to unrecognized tax benefits in interest and other income, net in the consolidated statements of income. There were no interest or penalties recorded in the three month periods ending March 31, 2016 2015.

Tax Receivable Agreement

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007 and kept that election in effect for each taxable year in which an exchange of Operating Partnership units for shares of the Company’s Class A common stock occurred. The initial sale as a result of the Offering and subsequent exchanges of Operating Partnership units for shares of Class A common stock produced increases in the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of tax payments to the extent that the Company has taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $126.9 million and has recorded this amount as a deferred tax asset on its consolidated balance sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2016. The Company is obligated, however, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax is computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges had the Company not entered into the tax receivable agreement.

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

In conjunction with the filing of the Company’s 2014 federal and state tax returns, the benefit for 2014 relating to the Section 754 basis step-up was finalized, resulting in $12.6 million of tax benefits being realized by the Company. As discussed above, the Company is obligated to remit to HFF Holdings 85% of any such cash savings in federal and state tax. As such, during the third quarter of 2015, the Company paid $10.8 million to HFF Holdings under the tax receivable agreement. As of March 31, 2016, the Company has made payments to HFF Holdings pursuant to the terms of the tax receivable agreement in an aggregate amount of approximately $63.4 million and the Company anticipates making a payment of $10.8 million to HFF Holdings in 2016.

13. Stockholders Equity

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. Holders of Class A common stock vote together as a single class on all matters presented to the stockholders for their vote or approval. The Company had issued 38,462,258 and 38,351,367 shares of Class A common stock as of March 31, 2016 and December 31, 2015, respectively.

On January 22, 2016, the board of directors declared a special cash dividend of $1.80 per share of Class A common stock to stockholders of record on February 8, 2016. The aggregate dividend payment was paid on February 19, 2016 and totaled approximately $68.4 million based on the number of shares of Class A common stock then outstanding. Holders of unvested, and vested but not issued, restricted stock units were granted, in the aggregate, 82,536 additional restricted stock units as of the record date of February 8, 2016. These units follow the same vesting terms as the underlying restricted stock units.

14. Earnings Per Share

The Company’s net income and weighted average shares outstanding for the three month periods ended March 31, 2016 and 2015 consist of the following (dollars in thousands):

	Three months ended March 31,
	2016	2015

Net income	$13,876	$9,409
Weighted Average Shares Outstanding:
Basic	38,166,836	37,895,463
Diluted	38,373,929	38,167,778

There were 1,280,616 unvested restricted stock units at March 31, 2016 that were not included in the computation of diluted net income per share as the effect of doing so would have been anti-dilutive.

The calculations of basic and diluted net income per share amounts for the three month periods ended March 31, 2016 and 2015 are described and presented below.

Basic Net Income per Share

Numerator — net income for the three month periods ended March 31, 2016 and 2015, respectively.

Denominator — the weighted average shares of Class A common stock for the three month periods ended March 31, 2016 and 2015, including 177,852 and 156,238 restricted stock units that have vested and whose issuance is no longer contingent as of March 31, 2016 and 2015, respectively.

Diluted Net Income per Share

Numerator — net income for the three month periods ended March 31, 2016 and 2015 as in the basic net income per share calculation described above.

Denominator — the weighted average shares of Class A common stock for the three month periods ended March 31, 2016 and 2015, including 177,852 and 156,238 restricted stock units that have vested and whose issuance is no longer contingent as of March 31, 2016 and March 31, 2015, respectively, plus the dilutive effect of the unvested restricted stock units and stock options.

	Three months ended March 31,
	2016	2015
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income	$13,876	$9,409
Denominator:
Weighted average number of shares of Class A common stock outstanding	38,166,836	37,895,463
Basic net income per share of Class A common stock	$0.36	$0.25
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income	$13,876	$9,409
Denominator:
Basic weighted average number of shares of Class A common stock	38,166,836	37,895,463
Add—dilutive effect of:
Unvested restricted stock units	195,406	249,462
Stock options	11,687	22,853
Weighted average common shares outstanding — diluted	38,373,929	38,167,778
Diluted earnings per share of Class A common stock	$0.36	$0.25

15. Related Party Transactions

As a result of the Company’s initial public offering, the Company entered into a tax receivable agreement with HFF Holdings that provides for the payment by the Company to HFF Holdings of 85% of the amount of the cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increase in tax basis of the assets owned by HFF LP and HFF Securities and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. As members of HFF Holdings, each of Mark Gibson, the Company’s chief executive officer, Jody Thornton, the Company’s president and member of the Company’s board of directors and a transaction professional of the Operating Partnerships, John Fowler, a current director emeritus of the Company’s board of directors and a transaction professional of the Operating Partnerships, and, Matthew D. Lawton, Gerard T. Sansosti, Michael J. Tepedino and Manuel A. de Zarraga, each an Executive Managing Director and a transaction professional of the Operating Partnerships, is entitled to participate in such payments, in each case on a pro rata basis based upon such person’s ownership of interests in each series of tax receivable payments created by the initial public offering or subsequent exchange of Operating Partnership units. The Company retains the remaining 15% of cash savings in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax is computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities allocable to the Company as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the initial public offering and will continue until all such tax benefits have been utilized or have expired. See Note 12 for further information regarding the tax receivable agreement and Note 16 for the amount recorded in relation to this agreement.

16. Commitments and Contingencies

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. The Company has recorded $121.2 million and $121.2 million for this obligation to HFF Holdings as a liability on the consolidated balance sheet as of March 31, 2016 and December 31, 2015, respectively.

In recent years, the Company has entered into arrangements with newly-hired transaction professionals whereby these transaction professionals will be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the transaction professionals only if they enter into an employment agreement at the end of the performance period.

The Company begins to accrue for these payments when the amount can be reasonably estimated and it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the transaction professionals achieving the performance targets and the probability of each of the transaction professionals signing an employment agreement. There was no accrual required for these arrangements as of March 31, 2016. At December 31, 2015, $5.8 million was accrued for these arrangements on the consolidated balance sheet and was paid in the first quarter of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of the Company and its subsidiaries as of March 31, 2016, and the results of our operations for the three month period ended March 31, 2016, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

Our Business

We are, based on transaction volume, one of the largest full-service commercial real estate financial intermediaries in the U.S. providing commercial real estate and capital markets services to both the consumers and providers of capital to the U.S. commercial real estate industry. We operate out of 22 offices nationwide with approximately 834 associates including approximately 303 transaction professionals as of March 31, 2016.

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

Results of Operations

Following is a discussion of our results of operations for the three months ended March 31, 2016 and March 31, 2015. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2015.

	For the Three Months Ended March 31,
	2016		2015
	Dollars	% of Revenue	Dollars	% of Revenue	Total Dollar Change	Total Percentage Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$113,670	96.7%	$91,257	96.8%	$22,413	24.6%
Interest on mortgage notes receivable	3,264	2.8%	2,489	2.6%	775	31.1%
Other	596	0.5%	525	0.6%	71	13.5%

Total revenues	117,530	100.0%	94,271	100.0%	23,259	24.7%
Operating expenses
Cost of services	68,502	58.3%	56,379	59.8%	12,123	21.5%
Personnel	13,579	11.6%	11,518	12.2%	2,061	17.9%
Occupancy	3,353	2.9%	2,784	3.0%	569	20.4%
Travel and entertainment	4,465	3.8%	3,659	3.9%	806	22.0%
Supplies, research and printing	1,796	1.5%	1,790	1.9%	6	0.3%
Other	9,094	7.7%	6,905	7.3%	2,189	31.7%

Total operating expenses	100,789	85.8%	83,035	88.1%	17,754	21.4%

Operating income	16,741	14.2%	11,236	11.9%	5,505	49.0%
Interest and other income, net	6,317	5.4%	5,541	5.9%	776	14.0%
Interest expense	(13)	(0.0)%	(11)	(0.0)%	(2)	18.2%
(Increase) decrease in payable under tax receivable agreement	—	0.0%	1,091	1.2%	(1,091)	100.0%

Income before income taxes	23,045	19.6%	17,857	18.9%	5,188	29.1%
Income tax expense	9,169	7.8%	8,448	9.0%	721	8.5%

Net income	$13,876	11.8%	$9,409	10.0%	$4,467	47.5%

Adjusted EBITDA (1)	$24,716	21.0%	$17,834	18.9%	$6,882	38.6%

(1)	The Company defines Adjusted EBITDA as net income before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) stock-based compensation expense, which is a non-cash charge, (v) income recognized on the initial recording of mortgage servicing rights that are acquired with no initial consideration and the inherent value of servicing rights, which are non-cash income amounts, and (vi) the increase (decrease) in payable under the tax receivable agreement, which represents changes in a liability recorded on the Company’s consolidated balance sheet determined by the ongoing remeasurement of related deferred tax assets and, therefore, can be income or expense in the Company’s consolidated statement of income in any individual period. The Company uses Adjusted EBITDA in its business operations to, among other things, evaluate the performance of its business, develop budgets and measure its performance against those budgets. The Company also believes that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate its overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under U.S. generally acceptable accounting principles (“GAAP”). The Company finds Adjusted EBITDA as a useful tool to assist in evaluating performance because it eliminates items related to capital structure and taxes, including the Company’s tax receivable agreement. Note that the Company classifies the interest expense on its warehouse lines of credit as an operating expense and, accordingly, it is not eliminated from net income in determining Adjusted EBITDA. Some of the items that the Company has eliminated from net income in determining Adjusted EBITDA are significant to the Company’s business. For example, (i) interest expense is a necessary element of the Company’s costs and ability to generate revenue because it incurs interest expense related to any outstanding indebtedness, (ii) payment of income taxes is a necessary element of the Company’s costs and (iii) depreciation and amortization are necessary elements of the Company’s costs.

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

Set forth below is a reconciliation of consolidated net income to Adjusted EBITDA for the Company for the three months ended March 31, 2016 and 2015:

Adjusted EBITDA for the Company is calculated as follows:

(dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
Net income	$13,876	$9,409
Add:
Interest expense	13	11
Income tax expense	9,169	8,448
Depreciation and amortization	2,669	2,119
Stock-based compensation (a)	2,839	2,250
Initial recording of mortgage servicing rights	(3,850)	(3,312)
Increase (decrease) in payable under the tax receivable agreement	—	(1,091)

Adjusted EBITDA	$24,716	$17,834

(a)	Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation plan, office profit participation plans, and effective January 1, 2015, executive bonus plan that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation plan, office profit participation plans and executive bonus plan. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

Revenues. Our total revenues were $117.5 million for the three months ended March 31, 2016 compared to $94.3 million for the same period in 2015, an increase of $23.3 million, or 24.7%. Revenues increased primarily due to an increase in total production volumes of 31.5% as compared to the first quarter of 2015.

•	The revenues we generated from capital markets services for the three months ended March 31, 2016 increased approximately $22.4 million, or 24.6%, to $113.7 million from $91.3 million for the same period in 2015. The increase is primarily attributable to a 31.5% increase in the total production volume during the first quarter of 2016 compared to the first quarter of 2015.

•	The revenues derived from interest on mortgage notes receivable were $3.3 million for the three months ended March 31, 2016 compared to $2.5 million for the same period in 2015, an increase of approximately $0.8 million. Revenues increased primarily as a result of an increase in the number of loans outstanding during the first quarter of 2016 compared to the first quarter of 2015 in connection with our services as a Freddie Mac Multifamily Program Plus® Seller/Servicer.

•	The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $0.6 million for the three months ended March 31, 2016 and compared to $0.5 million for the three months ended March 31, 2015.

Total Operating Expenses. Our total operating expenses were $100.8 million for the three months ended March 31, 2016 compared to $83.0 million for the same period in 2015, an increase of $17.8 million, or approximately 21.4%. Expenses increased primarily due to increased costs of services and other costs resulting primarily from the increase in revenues and increased headcount.

•	The cost of services for the three months ended March 31, 2016 increased $12.1 million, or 21.5%, to $68.5 million from $56.4 million for the same period in 2015. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues and increased costs from higher salary and fringe benefits from increased headcount. These increases were partially offset by a decrease in compensation expense directly tied to performance-based incentives earned in connection with employment agreements for recruited transaction professionals. Cost of services as a percentage of capital markets services revenues was approximately 60.3% and 61.8% for the three month periods ended March 31, 2016 and March 31, 2015, respectively.

•	Personnel expenses that are not directly attributable to providing services to our clients increased approximately $2.1 million, or 17.9%, to $13.6 million for the three months ended March 31, 2016 from $11.5 million for the same period in 2015. The increase is primarily related to an increase in profit participation costs of $0.6 million, increases in salaries and incentive compensation costs of $0.7 million, and an increase in equity compensation costs (excluding profit participation equity costs) of $0.4 million. Personnel expenses are also impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance-based firm and office profit participation plans and effective January 1, 2015, the executive bonus plan. These plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. The stock compensation cost included in personnel expenses was $2.8 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively. The increase in stock compensation costs is primarily due to restricted stock units granted in February 2016 of $0.2 million, of which there was no such cost in the first quarter of 2015. At March 31, 2016, there was approximately $36.8 million of unrecognized compensation cost related to share-based awards. The weighted average remaining contractual term of the unvested restricted stock units is 3.3 years as of March 31, 2016. The weighted average remaining contractual term of the vested options is 3.2 years as of March 31, 2016.

•	Occupancy and travel and entertainment expenses for the three months ended March 31, 2016 increased $1.4 million, or 21.3%, to $7.8 million compared to the same period in 2015. These increases are primarily due to increased travel and entertainment costs stemming from the increase in headcount and production transactions and increased occupancy costs from office expansions from the increased headcount.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $9.1 million in the three months ended March 31, 2016, an increase of $2.2 million, or 31.7%, versus $6.9 million in the three months ended March 31, 2015. This increase is primarily related to higher interest on the warehouse line of credit, depreciation and amortization, professional fees and other operating costs.

Net Income. Our net income for the three months ended March 31, 2016 was $13.9 million, an increase of $4.5 million versus $9.4 million for the same fiscal period in 2015. This increase is primarily due to the increase in operating income.

•	Interest and other income, net for the three months ended March 31, 2016 was $6.3 million, an increase of $0.8 million as compared to $5.5 million for the same fiscal period in 2015 primarily due to higher income from the initial recording of mortgage servicing rights of $0.5 million, higher gains on sale of servicing rights on certain loans of $0.2 million and higher securitization compensation from the securitization of certain loans of $0.5 million. These increases were partially offset by lower other income earned in connection with our agency business.

•	The interest expense we incurred in the three months ended March 31, 2016 was $13,000 as compared to $11,000 in the three months ended March 31, 2015.

•	(Increase) decrease in payable under the tax receivable agreement reflects the change in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement. The $1.1 million decrease in payable under the tax receivable agreement for the three month period ended March 31, 2015 represents 85% of the decrease in the related deferred tax asset.

•	Income tax expense was approximately $9.2 million for the three months ended March 31, 2016, as compared to $8.4 million in the three months ended March 31, 2015. This increase is primarily due to the higher income before income taxes during the three months ended March 31, 2016 as compared to the same period in the prior year. During the three months ended March 31, 2016, the Company recorded a current income tax expense of $0.8 million and deferred income tax expense of $8.4 million.

Financial Condition

Total assets increased to $843.6 million at March 31, 2016 from $742.5 million at December 31, 2015, primarily due to an increase in mortgage notes receivable of $198.2 million due to a higher number of loans pending sale to Freddie Mac at March 31, 2016, compared to December 31, 2015. This increase is partially offset by a decrease in cash and cash equivalents of $90.4 million primarily due to a dividend payment of $68.4 million, a decrease in the deferred tax assets of $9.1 million and the payment of incentive compensation that was accrued as of December 31, 2015.

Total liabilities increased to $680.0 million at March 31, 2016 from $528.0 million at December 31, 2015, primarily due to an increase in amounts outstanding under the warehouse lines of credit of $196.8 million due to a higher number of loans pending sale to Freddie Mac at March 31, 2016, compared to December 31, 2015. This increase is partially offset by a decrease in accrued compensation and related taxes of $32.7 million primarily due to the payment of incentive compensation that was accrued as of December 31, 2015, a decrease in other current liabilities of $11.0 million primarily from the payment of federal, state and local income taxes and a $4.4 million decrease in client advances relating to our Freddie Mac Program Plus® Seller/Servicer business.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of payments under the tax receivable agreement and payment of commissions and performance-based bonuses to employees.

First Three Months of 2016

Cash and cash equivalents decreased $90.4 million in the three months ended March 31, 2016. Net cash of $17.9 million was used in operating activities, primarily resulting from a $28.4 million decrease in accrued compensation and related taxes, a $10.8 million decrease in other accrued liabilities and a $2.3 million increase in prepaid taxes, prepaid expenses and other current assets. These uses of cash were partially offset by $13.9 million of net income. Cash of $0.4 million was used for investing in property and equipment. Financing activities used $72.0 million primarily due to a $68.4 million dividend payment that we made to holders of our Class A common stock on February 19, 2016. Additionally, payments on certain capital leases used $0.1 million, $2.9 million was used to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings and we recognized a $0.6 million incremental tax adjustment related to share-based award activities.

First Three Months of 2015

Cash and cash equivalents decreased $89.6 million in the three months ended March 31, 2015. Net cash of $19.0 million was used in operating activities, primarily resulting from a $19.4 million decrease in accrued compensation and related taxes, an $11.2 million decrease in other accrued liabilities, a $2.1 million increase in prepaid taxes, prepaid expenses and other current assets and a $2.1 million increase in accounts receivable. These uses of cash were partially offset by $9.4 million of net income. Cash of $0.7 million was used for investing in property and equipment. Financing activities used $69.9 million primarily due to a dividend payment of $67.8 million that we made to holders of our Class A common stock on February 13, 2015. Additionally, payments on certain capital leases used $0.1 million, $2.4 million was used to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings and we recognized a $0.3 million incremental tax adjustment related to share-based award activities.

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At March 31, 2016, our cash and cash equivalents of approximately $143.5 million were invested or held in a mix of money market funds and bank demand deposit accounts at two financial institutions. Our liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash level, credit lines, interest and payments on debt, capital expenditures and other matters relating to liquidity and compliance with regulatory net capital requirements.

Over the three month period ended March 31, 2016, we used approximately $17.9 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the three months ended March 31, 2016, we incurred approximately $100.8 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the three months ended March 31, 2016, approximately 59.9% of our operating expenses were considered variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. However, if the economy deteriorates in the future, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

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

Our liquidity needs related to our long term obligations are primarily related to our facility leases. Additionally, for the three months ended March 31, 2016, we incurred approximately $3.4 million in occupancy expenses and approximately $13,000 in interest expense.

We are a party to an uncommitted $450 million financing arrangement with PNC and an uncommitted $125 million financing arrangement with Huntington to fund our Freddie Mac loan closings. Pursuant to these arrangements, PNC or Huntington funds the multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting our participation in Freddie Mac’s Program Plus Seller Servicer program and cannot be used for any other purpose. In January 2015, the financing arrangement with PNC which, at the time was $350 million, was increased by $500 million for a period of 15 days, at which time the arrangement reverted to $350 million. Effective March 17, 2015, the $350 million financing arrangement with PNC was increased by $100 million to a total of $450 million. Additionally, on January 27, 2015, HFF LP entered into an agreement with Huntington to increase the uncommitted financing agreement by $100 million for a period of the lesser of 60 days after the first advance or May 1, 2015, at which time the arrangement reverted to $125 million. On October 2, 2015, HFF LP entered into an extended funding agreement with Freddie Mac whereby Freddie Mac could extend the Original Funding Date (as defined in the agreement) on any mortgage that HFF LP funded within the fourth quarter of 2015, to February 15, 2016. In connection with the extended funding agreement with Freddie Mac, PNC agreed to increase the financing arrangement to $1.5 billion and Huntington agreed to increase the financing arrangement to $225 million. The extended funding agreement with Freddie Mac expired on February 15, 2016, and the capacity under the warehouse agreements reverted to $450 million for PNC and $125 million for Huntington. As of March 31, 2016, we had outstanding borrowings of $515.4 million under the PNC/Huntington arrangements. Non-cash activity totaling $196.8 million and $419.1 million increased these financing arrangements during the three month periods ended March 31, 2016 and 2015, respectively. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus Seller Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

Intangible Assets. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, we determine the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering our own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, we have consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of March 31, 2016, the fair value and net book value of the servicing rights were $37.5 million and $28.7 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 148%, the discount rate increased 72% or if there is a 22% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the potential impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.

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

The net deferred tax asset of $120.7 million at March 31, 2016 is comprised mainly of a $126.9 million deferred tax asset related to the Section 754 of the Internal Revenue Code (“Section 754”) election tax basis step up. The net deferred tax asset related to the Section 754 election tax basis step up of $126.9 million represents annual pre-tax deductions on the Section 754 basis step up and payments under the tax receivable agreement of approximately $34.6 million in 2016, then increasing to $52.6 million in 2021 and then decreasing over the next nine years to approximately $0.1 million in 2030. In order to realize the anticipated pre-tax benefit of approximately $34.6 million in 2016, the Company needs to generate approximately $305 million in revenue, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit each year, the shortfall becomes a net operating loss that can be carried back 2 years to offset prior years’ taxable income, if any, or carried forward 20 years to offset future taxable income. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction would be made in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets.

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

Employment / Non-compete Agreements. The Company has entered into arrangements with newly-hired transaction professionals whereby these transaction professionals would be paid additional compensation if certain performance targets are met over a defined period. Some of these agreements contain provisions that the payments will be made to the transaction professionals only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2016 through 2018. We begin to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, we evaluate the probability of each of the transaction professionals achieving the performance targets and the probability of each of the transaction professionals signing an employment agreement, if applicable. As of March 31, 2016, no accrual was deemed necessary for these arrangements.

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

Pending Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued changes to the accounting for equity compensation. This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update will be effective for the Company beginning in fiscal year 2017. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In February 2016, the FASB issued new guidance on the accounting for leases. This new guidance will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability. The new lease accounting requirements are effective for the Company’s 2019 fiscal year with a modified retrospective transition approach required, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

HFF, INC.

Dated: May 6, 2016	By:	/s/ Mark D. Gibson
Mark D. Gibson
Chief Executive Officer,
Director and Executive Managing Director
(Principal Executive Officer)

Dated: May 6, 2016	By:	/s/ Gregory R. Conley
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