Form 10-Q
period 2016-06-30
HFF, Inc.
filed 2016-08-03
CIK 1380509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding as of July 29, 2016 was 38,082,582 shares.

HFF, INC. AND SUBSIDIARIES

June 30, 2016

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HFF, Inc.

Consolidated Balance Sheets

(Dollars in Thousands)

(Current period unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$176,675	$233,904
Accounts receivable	3,392	4,003
Receivable from affiliate	—	4
Mortgage notes receivable	150,570	318,951
Prepaid taxes	4,559	1,007
Prepaid expenses and other current assets	7,879	8,291

Total current assets	343,075	566,160
Property and equipment, net	12,895	13,592
Deferred tax asset, net	119,278	129,877
Goodwill	3,712	3,712
Intangible assets, net	31,320	27,022
Other noncurrent assets	2,525	2,167

Total Assets	$512,805	$742,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$566	$500
Warehouse line of credit	149,855	318,618
Accrued compensation and related taxes	36,286	56,478
Accounts payable	782	2,118
Payable under tax receivable agreement	10,796	10,796
Other current liabilities	10,962	18,780

Total current liabilities	209,247	407,290
Deferred rent credit	10,100	9,827
Payable under the tax receivable agreement, less current portion	110,395	110,395
Long-term debt, less current portion	335	514

Total liabilities	330,077	528,026
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 authorized; 38,462,258 and 38,351,367 shares issued, respectively; 38,082,582 and 37,854,312 shares outstanding, respectively	384	383
Treasury stock, 379,676 and 497,055 shares at cost, respectively	(11,668)	(11,378)
Additional paid-in-capital	126,364	117,216
Retained earnings	67,648	108,283

Total equity	182,728	214,504

Total liabilities and stockholders’ equity	$512,805	$742,530

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Income

(Dollars in Thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Capital markets services revenue	$113,868	$121,021	$227,538	$212,278
Interest on mortgage notes receivable	2,912	3,329	6,176	5,818
Other	885	642	1,481	1,167

	117,665	124,992	235,195	219,263
Expenses
Cost of services	66,486	69,342	134,988	125,721
Personnel	14,403	13,513	27,982	25,031
Occupancy	3,377	2,949	6,730	5,733
Travel and entertainment	4,036	3,672	8,501	7,331
Supplies, research, and printing	2,095	1,674	3,891	3,464
Insurance	553	569	1,165	1,172
Professional fees	1,449	1,492	2,702	2,773
Depreciation and amortization	2,893	2,162	5,562	4,281
Interest on warehouse line of credit	1,766	1,719	3,677	3,016
Other operating	3,022	2,199	5,671	3,804

	100,080	99,291	200,869	182,326

Operating income	17,585	25,701	34,326	36,937

Interest and other income, net	8,739	9,476	15,056	15,017
Interest expense	(11)	(11)	(24)	(22)
(Increase) decrease in payable under the tax receivable agreement	—	—	—	1,091

Income before income taxes	26,313	35,166	49,358	53,023
Income tax expense	10,467	13,992	19,636	22,440

Net income	$15,846	$21,174	$29,722	$30,583

Earnings per share - Basic and Diluted
Income available to HFF, Inc. common stockholders - Basic	$0.41	$0.56	$0.78	$0.81
Income available to HFF, Inc. common stockholders - Diluted	$0.41	$0.55	$0.77	$0.80

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars in Thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Total Equity
Stockholders’ equity, December 31, 2015	37,854,312	$383	497,055	$(11,378)	$117,216	$108,283	$214,504
Stock compensation and other, net	—	—	—	—	10,398	—	10,398
Incremental tax adjustment from share-based award activities	—	—	—	—	(588)	—	(588)
Issuance of Class A common stock, net	339,161	1	(228,270)	2,656	(2,657)	—	—
Repurchase of Class A common stock	(110,891)	—	110,891	(2,946)	—	—	(2,946)
Dividends paid	—	—	—	—	1,995	(70,357)	(68,362)
Net income	—	—	—	—	—	29,722	29,722

Stockholders’ equity, June 30, 2016	38,082,582	$384	379,676	$(11,668)	$126,364	$67,648	$182,728

	Common Stock		Treasury Stock		Additional
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Total Equity
Stockholders’ equity, December 31, 2014	37,677,981	$381	447,382	$(9,042)	$101,148	$93,958	$186,445
Stock compensation and other, net	—	—	—	—	9,564	—	9,564
Incremental tax adjustment from share-based award activities	—	—	—	—	318	—	318
Issuance of Class A common stock, net	226,004	2	—	—	107	—	109
Repurchase of Class A common stock	(68,318)	—	68,318	(2,376)	—	—	(2,376)
Dividends paid	—	—	—	—	1,853	(69,674)	(67,821)
Net income	—	—	—	—	—	30,583	30,583

Stockholders’ equity, June 30, 2015	37,835,667	$383	515,700	$(11,418)	$112,990	$54,867	$156,822

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income	$29,722	$30,583
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	6,036	4,544
Incremental tax adjustment from share-based award activities	588	(318)
Deferred taxes	9,817	8,037
(Decrease) increase in payable under the tax receivable agreement	—	(1,091)
Depreciation and amortization:
Property and equipment	1,559	1,147
Intangibles	4,003	3,134
Gain on sale or disposition of assets, net	(8,330)	(7,308)
Mortgage service rights assumed	(2,582)	(1,719)
Proceeds from sale of mortgage servicing rights	2,265	2,025
Increase (decrease) in cash from changes in:
Accounts receivable	611	(3,207)
Receivable from affiliates	4	(1)
Mortgage notes receivable	168,763	(263,985)
Net borrowings on warehouse line of credit	(168,763)	263,985
Prepaid taxes, prepaid expenses and other current assets	(3,140)	(2,300)
Other noncurrent assets	(358)	(567)
Accrued compensation and related taxes	(15,830)	(5,346)
Accounts payable	(1,336)	(354)
Other accrued liabilities	(7,624)	(18,698)
Other long-term liabilities	706	355

Net cash provided by operating activities	16,111	8,916
Investing activities
Purchases of property and equipment	(1,166)	(1,679)

Net cash used in investing activities	(1,166)	(1,679)
Financing activities
Payments on long-term debt	(278)	(192)
Proceeds from stock options exercised	—	109
Incremental tax adjustment from share-based award activities	(588)	318
Dividends paid	(68,362)	(67,821)
Treasury stock	(2,946)	(2,376)

Net cash used in financing activities	(72,174)	(69,962)

Net decrease in cash	(57,229)	(62,725)
Cash and cash equivalents, beginning of period	233,904	232,053

Cash and cash equivalents, end of period	$176,675	$169,328

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

As a result of the reorganization, the Company became a holding company through a series of transactions pursuant to a sale and purchase agreement. Pursuant to the Offering and reorganization, the Company’s sole assets are, through its wholly-owned subsidiary HoldCo LLC, partnership interests of HFF LP and HFF Securities and all of the shares of Holliday GP.

Basis of Presentation

The accompanying consolidated financial statements of the Company as of June 30, 2016 and December 31, 2015 and for the three and six month periods ended June 30, 2016 and June 30, 2015, include the accounts of HFF LP, HFF Securities, and the Company’s wholly-owned subsidiaries, Holliday GP and HoldCo LLC. All significant intercompany accounts and transactions have been eliminated.

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

2. Summary of Significant Accounting Policies

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Accordingly, significant accounting policies and disclosures normally provided have been omitted as such items are disclosed therein. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results expected for the year ending December 31, 2016.

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

3. Stock Compensation

The stock compensation cost that has been charged against income for the three and six months ended June 30, 2016 was $3.2 million and $6.0 million, respectively, which is recorded in personnel expenses in the consolidated statements of income. The stock compensation cost that has been charged against income for the three and six months ended June 30, 2015 was $2.3 million and $4.5 million, respectively. At June 30, 2016, there was approximately $33.5 million of unrecognized compensation cost related to non-vested restricted stock units with a weighted average remaining contractual term of 3.0 years. As of June 30, 2016, there were 2,069,826 restricted stock units outstanding, of which 1,880,441 have continued vesting requirements.

During the three month period ended June 30, 2016, no options were granted, vested, exercised or forfeited.

During the three month period ended June 30, 2016, 15,672 new restricted stock units were granted, 13,568 vested of which 2,035 were converted to Class A common stock, and 25,448 restricted stock units were forfeited.

The fair value of vested restricted stock units was $5.5 million at June 30, 2016.

4. Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	June 30, 2016	December 31, 2015
Furniture and equipment	$7,144	$7,055
Computer equipment	1,654	1,555
Capitalized software costs	1,080	882
Leasehold improvements	13,446	13,454

Subtotal	23,324	22,946
Less accumulated depreciation and amortization	(10,429)	(9,354)

	$12,895	$13,592

At June 30, 2016 and December 31, 2015, the Company has recorded, within furniture and equipment, office equipment under capital leases of $1.9 million and $1.7 million, respectively, including accumulated amortization of $1.0 million and $0.8 million, respectively, which is included within depreciation and amortization expense in the accompanying consolidated statements of income. See Note 7 for discussion of the related capital lease obligations.

5. Intangible Assets

The Company’s intangible assets are summarized as follows (dollars in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Mortgage servicing rights	$56,361	$(25,141)	$31,220	$49,771	$(22,849)	$26,922
Unamortizable intangible assets:
FINRA license	100	—	100	100	—	100

Total intangible assets	$56,461	$(25,141)	$31,320	$49,871	$(22,849)	$27,022

As of June 30, 2016 and December 31, 2015, the Company serviced $54.7 billion and $48.7 billion, respectively, of commercial loans. The Company earned $5.7 million and $11.2 million in servicing fees and interest on float and escrow balances for the three and six month periods ending June 30, 2016, respectively. The Company earned $4.9 million and $9.4 million in servicing fees and interest on float and escrow balances for the three and six month periods ending June 30, 2015, respectively. These revenues are recorded as capital markets services revenues in the consolidated statements of income.

The total commercial loan servicing portfolio includes loans for which there are no corresponding mortgage servicing rights recorded on the balance sheet, as these servicing rights were assumed prior to the Company’s adoption of ASC 860, Transfers and Servicing (ASC 860) on January 1, 2007 and involved no initial consideration paid by the Company. The Company recorded mortgage servicing rights of $31.2 million and $26.9 million on $52.5 billion and $45.2 billion, respectively, of the total loans serviced as of June 30, 2016 and December 31, 2015.

The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (“CMBS”), Freddie Mac and limited-service life company loans.

Changes in the carrying value of mortgage servicing rights for the six month periods ended June 30, 2016 and 2015, were as follows (dollars in thousands):

Category	12/31/15	Capitalized	Amortized	Sold / Transferred	6/30/16
Freddie Mac	$7,074	$6,219	$(935)	$(2,450)	$9,908
CMBS	16,768	629	(2,002)	1,948	17,343
Life company	2,729	1,689	(924)	—	3,494
Life company – limited	351	266	(142)	—	475

Total	$26,922	$8,803	$(4,003)	$(502)	$31,220

Category	12/31/14	Capitalized	Amortized	Sold / Transferred	6/30/15
Freddie Mac	$5,199	$5,910	$(708)	$(3,324)	$7,077
CMBS	13,021	584	(1,604)	2,699	14,700
Life company	1,913	1,062	(679)	—	2,296
Life company – limited	414	73	(143)	—	344

Total	$20,547	$7,629	$(3,134)	$(625)	$24,417

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration for the CMBS and life company tranches. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $3.8 million and $6.2 million on $1.4 billion and $2.3 billion of loans, respectively, during the three and six month periods ending June 30, 2016, respectively and $3.4 million and $5.9 million on $1.9 billion and $3.0 billion of loans, respectively, during the three and six month periods ending June 30, 2015, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration on the CMBS and Life company tranches of $1.2 million and $2.6 million on $3.3 billion and $6.6 billion of loans, respectively, during the three and six month periods ending June 30, 2016, respectively and $0.9 million and $1.7 million on $2.4 billion and $4.4 billion of loans, respectively, during the three and six month periods ending June 30, 2015. During the six months ending June 30, 2016 and 2015, the Company sold the cashiering portion of certain Freddie Mac mortgage servicing rights. While the Company transferred the risks and rewards of ownership of the cashiering portion of the mortgage servicing rights, the Company continues to perform limited servicing activities on these loans for a reduced market-based fee. Therefore, the remaining servicing rights were transferred to the CMBS servicing tranche. The net result of these transactions was that the Company recorded a gain in the three and six months ending June 30, 2016 of $1.2 million and $1.8 million, respectively, and $1.0 million and $1.4 million during the three and six month periods ending June 30, 2015, respectively, within interest and other income, net in the consolidated statements of income. The Company also received securitization compensation in relation to the securitization of certain Freddie Mac loans that the Company services in the three and six months ending June 30, 2016 of $1.7 million and $2.9 million, respectively, and $2.5 million and $3.2 million during the three and six month periods ending June 30, 2015, respectively. The securitization compensation is recorded within interest and other income, net in the consolidated statements of income.

Amortization expense related to intangible assets was $2.1 million and $4.0 million during the three and six month periods ended June 30, 2016 and $1.6 million and $3.1 million during the three and six month periods ending June 30, 2015, respectively, and is recorded in depreciation and amortization in the consolidated statements of income.

Estimated amortization expense for the next five years is as follows (dollars in thousands):

Remainder of 2016	$4,029
2017	7,033
2018	5,583
2019	3,855
2020	3,138
2021	2,669

The weighted-average life of the mortgage servicing rights intangible asset was 6.3 years at June 30, 2016.

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

In the normal course of business, the Company enters into contractual commitments to originate (purchase) and sell multifamily mortgage loans at fixed prices with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into a sale commitment with Freddie Mac simultaneously with the rate lock commitment with the borrower. The terms of the contract with Freddie Mac and the rate lock with the borrower are matched in substantially all respects to eliminate interest rate risk. Both the rate lock commitments to borrowers and the forward sale contracts to Freddie Mac are undesignated derivatives and, accordingly, are marked to fair value through earnings. The impact on our financial position and earnings resulting from loan commitments is not significant. The Company elected the fair value option for all mortgage notes receivable originated after January 1, 2016 to eliminate the impact of the variability in interest rate movements on the value of the mortgage notes receivable.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2016 (in thousands):

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Recurring fair value measurements

Mortgage notes receivable	$150,570	$—	$150,570	$—

Total recurring fair value measurements	$150,570	—	$150,570	$—

The valuation of mortgage notes receivable is calculated based on already locked in interest rates. These assets are classified as Level 2 in the fair value hierarchy as all inputs are reasonably observable. There are no financial assets accounted for at fair value on a recurring basis at December 31, 2015.

In accordance with GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and prior to January 1, 2016, mortgage notes receivable. The mortgage servicing rights are recorded at fair value upon initial recording and were not re-measured at fair value during the second quarter of 2016 because the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at June 30, 2016.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Nonrecurring fair value measurements

Mortgage servicing rights	$31,220	$—	$—	$41,450

Total nonrecurring fair value measurements	$31,220	$—	$—	$41,450

December 31, 2015

Nonrecurring fair value measurements

Mortgage notes receivable	$318,951	$—	$318,951	$—

Mortgage servicing rights	26,922	—	—	35,832

Total nonrecurring fair value measurements	$345,873	—	$318,951	$35,832

Mortgage servicing rights do not trade in an active, open market with readily-available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Expected life of cash flows	3 years to 10 years	3 years to 10 years
Discount rate (1)	14% to 20%	14% to 20%
Prepayment rate	0% to 8%	0% to 8%
Inflation rate	2%	2%
Cost of service per loan	$1,600 to $3,989	$1,600 to $4,033

(1)	Reflects the time value of money and the risk of future cash flows related to the possible cancellation of servicing contracts, transferability restrictions on certain servicing contracts, concentration in the life company portfolio and large loan risk.

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

7. Capital Lease Obligations

Capital lease obligations consist of the following at June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015
Capital lease obligations	$901	$1,014
Less current maturities	566	500

	$335	$514

Capital lease obligations consist primarily of office equipment leases that expire at various dates through June 2019. A summary of future minimum lease payments under capital leases at June 30, 2016 is as follows (dollars in thousands):

Remainder of 2016	$271
2017	425
2018	190
2019	15

$901

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

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting the Company’s participation in Freddie Mac’s Program Plus® Seller/Servicer program and cannot be used for any other purpose. As of June 30, 2016 and December 31, 2015, HFF LP had $149.9 million and $318.6 million, respectively, outstanding on the warehouse lines of credit. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (0.47% and 0.24% at June 30, 2016 and December 31, 2015, respectively) plus a spread. HFF LP is also paid interest on its loan secured by a multifamily loan at the rate in the Freddie Mac note.

9. Lease Commitments

The Company leases various corporate offices (which leases sometime include parking spaces) and office equipment under noncancelable operating leases. These leases have initial terms of three to eleven years. Several of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $2.8 million and $5.6 million, respectively, during the three and six month periods ended June 30, 2016 and $2.4 million and $4.7 million, respectively, during the three and six month periods ending June 30, 2015 and is recorded within occupancy expense in the consolidated statements of income.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (dollars in thousands):

Remainder of 2016	$4,517
2017	10,210
2018	9,870
2019	8,864
2020	8,026
2021	6,650
Thereafter	12,268

$60,405

The Company subleases certain office space to subtenants, which subleases may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2019. See Note 4 and Note 7 above for further description of the assets and related obligations recorded under these capital leases at June 30, 2016 and December 31, 2015, respectively.

10. Servicing

The Company services commercial real estate loans for lenders. The unpaid principal balance of the servicing portfolio totaled $54.7 billion and $48.7 billion at June 30, 2016 and December 31, 2015, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At June 30, 2016 and December 31, 2015, the funds held in escrow totaled $166.4 million and $177.5 million, respectively. These funds, and the offsetting liabilities of the borrowers to external parties, are not presented in the Company’s consolidated financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of income.

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

12. Income Taxes

Income tax expense includes current and deferred taxes as follows (dollars in thousands):

	Current	Deferred	Total
Six Months Ended June 30, 2016:
Federal	$8,399	$8,991	$17,390
State	1,420	826	2,246

	$9,819	$9,817	$19,636

	Current	Deferred	Total
Six Months Ended June 30, 2015:
Federal	$11,883	$6,080	$17,963
State	2,520	1,957	4,477

	$14,403	$8,037	$22,440

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	June 30,
	2016		2015
Income tax expense / (benefit)		Rate		Rate
Taxes computed at federal rate	$17,275	35.0%	$18,558	35.0%
State and local taxes, net of federal tax benefit	1,890	3.8%	2,277	4.3%
Effect of deferred tax rate change	—	0.0%	1,284	2.4%
Change in income tax benefit payable to stockholder	—	0.0%	(136)	(0.3)%
Meals and entertainment	464	0.9%	455	0.9%
Other	7	0.0%	2	0.0%

Income tax expense	$19,636	39.8%	$22,440	42.3%

Deferred income tax assets and liabilities consist of the following at June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015
Deferred income tax assets:
Section 754 election tax basis step-up	$124,007	$129,862
Tenant improvements	3,327	3,118
Restricted stock units	6,175	6,229
Compensation	593	4,267
Intangible asset	406	425
Other	604	465

Deferred income tax asset	135,112	144,366
Deferred income tax liabilities:
Goodwill	(1,263)	(1,262)
Servicing rights	(12,275)	(10,827)
Deferred rent	(1,718)	(1,822)
Investment in partnership	(578)	(578)

Deferred income tax liability	(15,834)	(14,489)

Net deferred income tax asset	$119,278	$129,877

The primary deferred tax asset represents a tax basis step-up election under Section 754 of the Internal Revenue Code (“Section 754”) made by the Company relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for shares of the Company’s Class A common stock since the date of the Reorganization Transactions. As a result of the step-up in basis from these transactions, the Company is entitled to annual future tax benefits in the form of amortization for income tax purposes. The annual pre-tax benefit on the Section 754 step-up and past payments under the tax receivable agreement was approximately $124.0 million at June 30, 2016. To the extent that the Company does not have sufficient taxable income in a year to fully utilize this annual deduction, the unused benefit is recharacterized as a net operating loss and can then be carried back two years or carried forward for twenty years. The Company measured the deferred tax asset based on the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships utilizing the enacted tax rates at the date of the transaction. All subsequent changes in the measurement of the deferred tax assets due to changes in the enacted tax rates or changes in the valuation allowance, if any, are recorded as a component of income tax expense.

In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. In order to realize the anticipated 2016 pre-tax benefit of approximately $34.6 million, the Company needs to generate approximately $305 million in revenue during

2016, assuming a constant cost structure. In the event that the Company cannot realize the anticipated 2016 pre-tax benefit of $34.6 million, the shortfall becomes a net operating loss that can be carried back two years to offset prior years’ taxable income or carried forward twenty years to offset future taxable income. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets resulting from the basis step up transactions (initial sale of units in the Operating Partnerships and subsequent exchanges of Operating Partnership units since the date of the Reorganization Transactions). The Company has no federal or state net operating losses at June 30, 2016.

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

The Company will recognize interest and penalties related to unrecognized tax benefits in interest and other income, net in the consolidated statements of income. There were no interest or penalties recorded in the three and six month periods ending June 30, 2016 and 2015.

Tax Receivable Agreement

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007 and kept that election in effect for each taxable year in which an exchange of Operating Partnership units for shares of the Company’s Class A common stock occurred. The initial sale as a result of the Offering and subsequent exchanges of Operating Partnership units for shares of Class A common stock produced increases in the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of tax payments to the extent that the Company has taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $124.0 million and has recorded this amount as a deferred tax asset on its consolidated balance sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2016. The Company is obligated, however, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax is computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges had the Company not entered into the tax receivable agreement.

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

In conjunction with the filing of the Company’s 2014 federal and state tax returns, the benefit for 2014 relating to the Section 754 basis step-up was finalized, resulting in $12.6 million of tax benefits being realized by the Company. As discussed above, the Company is obligated to remit to HFF Holdings 85% of any such cash savings in federal and state tax. As such, during the third quarter of 2015, the Company paid $10.8 million to HFF Holdings under the tax receivable agreement. As of June 30, 2016, the Company has made payments to HFF Holdings pursuant to the terms of the tax receivable agreement in an aggregate amount of approximately $63.4 million and the Company anticipates making a payment of $10.8 million to HFF Holdings in 2016.

13. Stockholders Equity

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. Holders of Class A common stock vote together as a single class on all matters presented to our stockholders for their vote or approval. The Company had issued 38,462,258 and 38,351,367 shares of Class A common stock as of June 30, 2016 and December 31, 2015, respectively.

On January 22, 2016, our board of directors declared a special cash dividend of $1.80 per share of Class A common stock to stockholders of record on February 8, 2016. The aggregate dividend payment was paid on February 19, 2016 and totaled approximately $68.4 million based on the number of shares of Class A common stock then outstanding. Additionally, 82,536 restricted stock units (dividend units) were granted for those unvested and vested but not issued restricted stock units as of the record date of February 8, 2016. These dividend units follow the same vesting terms as the underlying restricted stock units.

14. Earnings Per Share

The Company’s net income and weighted average shares outstanding for the three and six month periods ended June 30, 2016 and 2015 consist of the following (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net income	$15,846	$21,174	$29,722	$30,583
Weighted Average Shares Outstanding:
Basic	38,263,657	37,993,887	38,215,246	37,944,922
Diluted	38,961,753	38,461,869	38,667,842	38,315,071

The calculations of basic and diluted net income per share amounts for the three and six month periods ended June 30, 2016 and 2015 are described and presented below.

Basic Net Income per Share

Numerator — net income for the three and six month periods ended June 30, 2016 and 2015, respectively.

Denominator — the weighted average shares of Class A common stock for the three and six month periods ended June 30, 2016 and 2015, including 189,385 and 165,732 restricted stock units that have vested and whose issuance is no longer contingent as of June 30, 2016 and June 30, 2015, respectively.

Diluted Net Income per Share

Numerator — net income for the three and six month periods ended June 30, 2016 and 2015 as in the basic net income per share calculation described above.

Denominator — the weighted average shares of Class A common stock for the three and six month periods ended June 30, 2016 and 2015, including 189,385 and 165,732 restricted stock units that have vested and whose issuance is no longer contingent as of June 30, 2016 and June 30, 2015, respectively, plus the dilutive effect of the unvested restricted stock units and stock options.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income	$15,846	$21,174	$29,722	$30,583
Denominator:
Weighted average number of shares of Class A common stock outstanding	38,263,657	37,993,887	38,215,246	37,944,922
Basic net income per share of Class A common stock	$0.41	$0.56	$0.78	$0.81
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income	$15,846	$21,174	$29,722	$30,583
Denominator:
Basic weighted average number of shares of Class A common stock	38,263,657	37,993,887	38,215,246	37,944,922
Add—dilutive effect of:
Unvested restricted stock units	686,086	446,136	440,747	347,799
Stock options	12,010	21,846	11,849	22,350
Weighted average common shares outstanding — diluted	38,961,753	38,461,869	38,667,842	38,315,071
Diluted earnings per share of Class A common stock	$0.41	$0.55	$0.77	$0.80

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

16. Commitments and Contingencies

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. The Company has recorded $121.2 million and $121.2 million for this obligation to HFF Holdings as a liability on the consolidated balance sheet as of June 30, 2016 and December 31, 2015, respectively.

In recent years, the Company has entered into arrangements with newly-hired transaction professionals whereby these transaction professionals would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the transaction professionals only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2016 through 2019. Currently, the Company cannot reasonably estimate the amounts that would be payable under all of these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the transaction professionals achieving the performance targets and the probability of each of the transaction professionals signing an employment agreement. There was no accrual required for these arrangements as of June 30, 2016. At December 31, 2015, $5.8 million was accrued for these arrangements on the consolidated balance sheet and was paid in the first quarter of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of the Company and its subsidiaries as of June 30, 2016, and the results of our operations for the three and six month periods ended June 30, 2016, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

Our Business

We are, based on transaction volume, one of the largest full-service commercial real estate financial intermediaries in the U.S. providing commercial real estate and capital markets services to both the consumers and providers of capital to the U.S. commercial real estate industry. We operate out of 23 offices nationwide with approximately 863 associates including approximately 311 transaction professionals as of June 30, 2016.

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

Results of Operations

Following is a discussion of our results of operations for the three months ended June 30, 2016 and June 30, 2015. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2015.

	For the Three Months Ended June 30,
	2016		2015
	Dollars	% of Revenue	Dollars	% of Revenue	Total Dollar Change	Total Percentage Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$113,868	96.8%	$121,021	96.8%	$(7,153)	(5.9)%
Interest on mortgage notes receivable	2,912	2.5%	3,329	2.7%	(417)	(12.5)%
Other	885	0.8%	642	0.5%	243	37.9%

Total revenues	117,665	100.0%	124,992	100.0%	(7,327)	(5.9)%
Operating expenses
Cost of services	66,486	56.5%	69,342	55.5%	(2,856)	(4.1)%
Personnel	14,403	12.2%	13,513	10.8%	890	6.6%
Occupancy	3,377	2.9%	2,949	2.4%	428	14.5%
Travel and entertainment	4,036	3.4%	3,672	2.9%	364	9.9%
Supplies, research and printing	2,095	1.8%	1,674	1.3%	421	25.1%
Other	9,683	8.2%	8,141	6.5%	1,542	18.9%

Total operating expenses	100,080	85.1%	99,291	79.4%	789	0.8%

Operating income	17,585	14.9%	25,701	20.6%	(8,116)	(31.6)%
Interest and other income, net	8,739	7.4%	9,476	7.6%	(737)	(7.8)%
Interest expense	(11)	(0.0)%	(11)	(0.0)%	—	0.0%
(Increase) decrease in payable under tax receivable agreement	—	0.0%	—	0.0%	—	0.0%

Income before income taxes	26,313	22.4%	35,166	28.1%	(8,853)	(25.2)%
Income tax expense	10,467	8.9%	13,992	11.2%	(3,525)	(25.2)%

Net income	$15,846	13.5%	$21,174	16.9%	$(5,328)	(25.2)%

Adjusted EBITDA (1)	$27,977	23.8%	$35,316	28.3%	$(7,339)	(20.8)%

(1)	The Company defines Adjusted EBITDA as net income before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) stock-based compensation expense, which is a non-cash charge, (v) income recognized on the initial recording of mortgage servicing rights that are acquired with no initial consideration and the inherent value of servicing rights, which are non-cash income amounts, and (vi) the increase (decrease) in payable under the tax receivable agreement, which represents changes in a liability recorded on the Company’s consolidated balance sheet determined by the ongoing remeasurement of related deferred tax assets and, therefore, can be income or expense in the Company’s consolidated statement of income in any individual period. The Company uses Adjusted EBITDA in its business operations to, among other things, evaluate the performance of its business, develop budgets and measure its performance against those budgets. The Company also believes that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate its overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP. The Company finds Adjusted EBITDA as a useful tool to assist in evaluating performance because it eliminates items related to capital structure and taxes, including the Company’s tax receivable agreement. Note that the Company classifies the interest expense on its warehouse lines of credit as an operating expense and, accordingly, it is not eliminated from net income in determining Adjusted EBITDA. Some of the items that the Company has eliminated from net income in determining Adjusted EBITDA are significant to the Company’s business. For example, (i) interest expense is a necessary element of the Company’s costs and ability to generate revenue because it incurs interest expense related to any outstanding indebtedness, (ii) payment of income taxes is a necessary element of the Company’s costs, and (iii) depreciation and amortization are necessary elements of the Company’s costs.

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

Set forth below is a reconciliation of consolidated net income to Adjusted EBITDA for the Company for the three months ended June 30, 2016 and 2015:

Adjusted EBITDA for the Company is calculated as follows:

(dollars in thousands)

	For the Three Months Ended June 30,
	2016	2015
Net income	$15,846	$21,174
Add:
Interest expense	11	11
Income tax expense	10,467	13,992
Depreciation and amortization	2,893	2,162
Stock-based compensation (a)	3,197	2,294
Initial recording of mortgage servicing rights	(4,437)	(4,317)
Increase (decrease) in payable under the tax receivable agreement	—	—

Adjusted EBITDA	$27,977	$35,316

(a)	Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation plan, office profit participation plans and executive bonus plan that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation plan, office profit participation plans and executive bonus plan. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

Revenues. Our total revenues were $117.7 million for the three months ended June 30, 2016 compared to $125.0 million for the same period in 2015, a decrease of $7.3 million, or 5.9%. Revenues decreased primarily due to an 8.9% decrease in total production volumes as compared to the second quarter of 2015.

•	The revenues we generated from capital markets services for the three months ended June 30, 2016 decreased approximately $7.2 million, or 5.9%, to $113.9 million from $121.0 million for the same period in 2015. The decrease is primarily attributable to an 8.9% decrease in the total production volume during the second quarter of 2016 compared to the second quarter of 2015.

•	The revenues derived from interest on mortgage notes receivable were $2.9 million for the three months ended June 30, 2016 compared to $3.3 million for the same period in 2015, a decrease of approximately $0.4 million. Revenues decreased primarily as a result of a decrease in the number of loan originations in the second quarter of 2016 compared to the second quarter of 2015 in connection with our services as a Freddie Mac Multifamily Program Plus® Seller/Servicer.

•	The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $0.9 million for the three months ended June 30, 2016 compared to $0.6 million for the three month period ended June 30, 2015, an increase of $0.2 million.

Total Operating Expenses. Our total operating expenses were $100.1 million for the three months ended June 30, 2016 compared to $99.3 million for the same period in 2015, an increase of $0.8 million, or approximately 0.8%. Expenses increased primarily due to increased personnel, occupancy, travel and entertainment costs and other operating costs resulting primarily from an increase in headcount which was partially offset by a decrease in cost of services from the decrease in capital markets services revenue.

•	The cost of services for the three months ended June 30, 2016 decreased $2.9 million, or 4.1%, to $66.5 million from $69.3 million for the same period in 2015. The decrease is primarily the result of the decrease in commissions and other incentive compensation directly related to the decrease in capital markets services revenues and a decrease in compensation expense directly tied to performance-based incentives earned in connection with employment agreements for recruited transaction professionals. Partially offsetting this decrease was an increase in costs related to higher salary and fringe benefit costs from increased headcount. Cost of services as a percentage of capital markets services revenues was approximately 58.4% and 57.3% for the three month periods ended June 30, 2016 and June 30, 2015, respectively.

•	Personnel expenses that are not directly attributable to providing services to our clients increased approximately $0.9 million, or 6.6%, to $14.4 million for the three months ended June 30, 2016 from $13.5 million for the same period in 2015. The increase is primarily related to an increase in salaries and incentive compensation costs of $0.9 million and an increase in equity compensation costs (excluding profit participation equity costs) of $0.6 million during the second quarter 2016 as compared to the second quarter 2015. Offsetting these increases was a decrease in profit participation costs of $0.9 million. Personnel expenses are impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance-based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. The stock compensation cost included in personnel expenses was $3.2 million and $2.3 million for the three months ended June 30, 2016 and 2015, respectively. The increase in stock compensation costs is primarily due to restricted stock awards granted in February 2016 of $0.3 million, of which there was no such cost in the second quarter of 2015 and an increase in the firm and office profit participation stock compensation costs of $0.3 million. At June 30, 2016, there was approximately $33.5 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the unvested restricted stock units is 3.0 years as of June 30, 2016. The weighted average remaining contractual term of the vested options is 3.0 years as of June 30, 2016.

•	Occupancy, travel and entertainment and supplies, research and printing expenses for the three months ended June 30, 2016 increased $1.2 million, or 14.6%, to $9.5 million compared to the same period in 2015. These increases are primarily due to increased travel and entertainment costs stemming from the increase in headcount, increased occupancy costs from office expansions and increased supplies, research and printing costs.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $9.7 million in the three months ended June 30, 2016, an increase of $1.5 million, or 18.9%, versus $8.1 million in the three months ended June 30, 2015. This increase is primarily related to depreciation and amortization and other operating costs.

Net Income. Our net income for the three months ended June 30, 2016 was $15.8 million, a decrease of $5.3 million versus $21.2 million for the same fiscal period in 2015. This decrease is primarily due to the decrease in revenues and increase in cost associated with the increase in headcount.

•	Interest and other income, net for the three months ended June 30, 2016 was $8.7 million, a decrease of $0.7 million as compared to $9.5 million for the same fiscal period in 2015 primarily due to lower securitization compensation of $0.8 million from the securitization of certain loans and lower income earned in connection with our agency business. This is partially offset by higher gains on sale of servicing rights on certain loans of $0.2 million and higher income from the initial recording of mortgage servicing rights of $0.6 million.

•	The interest expense we incurred in each of the three months ended June 30, 2016 and June 30, 2015 was $11,000.

•	Income tax expense was approximately $10.5 million for the three months ended June 30, 2016, as compared to $14.0 million in the three months ended June 30, 2015. This decrease is primarily due to the lower income before income taxes during the three months ended June 30, 2016 as compared to the same period in the prior year. During the three months ended June 30, 2016, the Company recorded a current income tax expense of $9.0 million and deferred income tax expense of $1.5 million.

Following is a discussion of our results of operations for the six months ended June 30, 2016 and June 30, 2015. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2015.

	For the Six Months Ended June 30,
	2016		2015
	Dollars	% of Revenue	Dollars	% of Revenue	Total Dollar Change	Total Percentage Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$227,538	96.7%	$212,278	96.8%	$15,260	7.2%
Interest on mortgage notes receivable	6,176	2.6%	5,818	2.7%	358	6.2%
Other	1,481	0.6%	1,167	0.5%	314	26.9%

Total revenues	235,195	100.0%	219,263	100.0%	15,932	7.3%
Operating expenses
Cost of services	134,988	57.4%	125,721	57.3%	9,267	7.4%
Personnel	27,982	11.9%	25,031	11.4%	2,951	11.8%
Occupancy	6,730	2.9%	5,733	2.6%	997	17.4%
Travel and entertainment	8,501	3.6%	7,331	3.3%	1,170	16.0%
Supplies, research and printing	3,891	1.7%	3,464	1.6%	427	12.3%
Other	18,777	8.0%	15,046	6.9%	3,731	24.8%

Total operating expenses	200,869	85.4%	182,326	83.2%	18,543	10.2%

Operating income	34,326	14.6%	36,937	16.8%	(2,611)	(7.1)%
Interest and other income, net	15,056	6.4%	15,017	6.8%	39	0.3%
Interest expense	(24)	(0.0)%	(22)	(0.0)%	(2)	9.1%
(Increase) decrease in payable under tax receivable agreement	—	0.0%	1,091	0.5%	(1,091)	100.0%

Income before income taxes	49,358	21.0%	53,023	24.2%	(3,665)	(6.9)%
Income tax expense	19,636	8.3%	22,440	10.2%	(2,804)	(12.5)%

Net income	$29,722	12.6%	$30,583	13.9%	$(861)	(2.8)%

Adjusted EBITDA (1)	$52,693	22.4%	$53,150	24.2%	$(457)	(0.9)%

(1)	Set forth below is a reconciliation of consolidated net income to Adjusted EBITDA for the Company for the six months ended June 30, 2016 and 2015:

Adjusted EBITDA for the Company is calculated as follows:

(dollars in thousands)

	For the Six Months Ended June 30,
	2016	2015
Net income	$29,722	$30,583
Add:
Interest expense	24	22
Income tax expense	19,636	22,440
Depreciation and amortization	5,562	4,281
Stock-based compensation (a)	6,036	4,544
Initial recording of mortgage servicing rights	(8,287)	(7,629)
Increase (decrease) in payable under the tax receivable agreement	—	(1,091)

Adjusted EBITDA	$52,693	$53,150

(a)	Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation plan, office profit participation plans and executive bonus plan that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation plan, office profit participation plans and executive bonus plan. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

Revenues. Our total revenues were $235.2 million for the six months ended June 30, 2016 compared to $219.3 million for the same period in 2015, an increase of $15.9 million, or 7.3%. Revenues increased primarily due to an 8.4% increase in total production volumes as compared to the first six months of 2015.

•	The revenues we generated from capital markets services for the six months ended June 30, 2016 increased $15.3 million, or 7.2%, to $227.5 million from $212.3 million for the same period in 2015. The increase is primarily attributable to an 8.4% increase in the total production volume during the first six months of 2016 compared to the first six months of 2015.

•	The revenues derived from interest on mortgage notes receivable were $6.2 million for the six months ended June 30, 2016 compared to $5.8 million for the same period in 2015, an increase of approximately $0.4 million. Revenues increased primarily as a result of loans outstanding for an increased average number of days in the first six months of 2016 compared to the first six months of 2015 in connection with our services as a Freddie Mac Multifamily Program Plus® Seller/Servicer.

•	The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $1.5 million for the six month period ended June 30, 2016 and $1.2 million for the six month period ended June 30, 2015, an increase of approximately 26.9%.

Total Operating Expenses. Our total operating expenses were $200.9 million for the six months ended June 30, 2016 compared to $182.3 million for the same period in 2015, an increase of $18.5 million, or 10.2%. Expenses increased primarily due to increased cost of services and other costs resulting primarily from an increase in capital markets services revenue and increased headcount.

•	The cost of services for the six months ended June 30, 2016 increased $9.3 million, or 7.4%, to $135.0 million from $125.7 million for the same period in 2015. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues. Also contributing to the increase in cost of services are higher salary and fringe benefit costs from increased headcount. Cost of services as a percentage of capital markets services revenues was approximately 59.3% and 59.2% for the six month periods ended June 30, 2016 and June 30, 2015, respectively.

•	Personnel expenses that are not directly attributable to providing services to our clients increased $3.0 million, or 11.8%, to $28.0 million for the six months ended June 30, 2016 from $25.0 million for the same period in 2015. The increase is primarily related to an increase in equity compensation (excluding equity compensation relating to the profit participation plans) of $1.0 million and an increase in salaries and incentive compensation costs of $1.6 million and offset by a decrease in profit participation costs of $0.3 million. Personnel expenses are also impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance-based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. The stock compensation cost included in personnel expenses was $6.0 million and $4.5 million for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, there was approximately $33.5 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the unvested restricted stock units is 3.0 years as of June 30, 2016. The weighted average remaining contractual term of the vested options is 3.0 years as of June 30, 2016.

•	Occupancy, travel and entertainment and supplies, research and printing expenses for the six months ended June 30, 2016 increased $2.6 million, or 15.7%, to $19.1 million compared to the same period in 2015. These increases are primarily due to increased travel and entertainment costs and supplies, research and printing costs stemming from the increase in headcount and production volumes and increased occupancy costs from office expansions.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $18.8 million in the six months ended June 30, 2016, an increase of $3.7 million, or approximately 24.8%, versus $15.0 million in the six months ended June 30, 2015. This increase is primarily related to increased interest on warehouse line of credit of $0.7 million, increased amortization of $0.9 million due to a higher balance of mortgage servicing rights, increased depreciation of $0.4 million and increased other operating costs of $1.9 million.

Net Income. Our net income for the six months ended June 30, 2016 was $29.7 million, a decrease of approximately $0.9 million versus $30.6 million for the same fiscal period in 2015. This decrease is primarily due to the increase operating costs as discussed above.

•	Interest and other income, net for the six months ended June 30, 2016 was $15.1 million, as compared to $15.0 million for the same fiscal period in 2015. This is the result of increases in income on the initial recording of mortgage servicing rights and gains on sale of servicing rights on certain loans, which are offset by decreases in securitization compensation and other agency related income.

•	The interest expense we incurred in the six months ended June 30, 2016 and 2015 was $24,000 and $22,000, respectively.

•	(Increase) decrease in payable under the tax receivable agreement reflects the change in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement. The $1.1 million decrease in payable under the tax receivable agreement for the six month period ended June 30, 2015 represents 85% of the decrease in the related deferred tax asset.

•	Income tax expense was approximately $19.6 million for the six months ended June 30, 2016, as compared to $22.4 million in the six months ended June 30, 2015. This decrease is primarily due to the lower income before income taxes during the six months ended June 30, 2016 compared to the same period of the prior year. During the six months ended June 30, 2016, the Company recorded a current income tax expense of $9.8 million and deferred income tax expense of $9.8 million.

Financial Condition

Total assets decreased to $512.8 million at June 30, 2016 from $742.5 million at December 31, 2015, primarily due to a decrease in mortgage notes receivable of $168.4 million due to a lower number of loans pending sale to Freddie Mac at June 30, 2016, compared to December 31, 2015, a decrease in cash and cash equivalents of $57.2 million primarily due to a dividend payment of $68.4 million, and a decrease in the deferred tax assets of $10.6 million. These decreases in assets were partially offset by an increase of intangible assets, net of $4.3 million and an increase in prepaid taxes of $3.6 million.

Total liabilities decreased to $330.1 million at June 30, 2016 from $528.0 million at December 31, 2015, primarily due to a decrease in amounts outstanding under the warehouse lines of credit of $168.8 million due to a lower number of loans pending sale to Freddie Mac at June 30, 2016, compared to December 31, 2015, a decrease in accrued compensation and related taxes of $20.2 million primarily due to the payment of incentive compensation that was accrued as of December 31, 2015 and a decrease in other current liabilities of $7.8 million primarily due to the payment of federal, state and local income taxes.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of distributions to members of HFF Holdings pursuant to the tax receivable agreement, and payment of commissions and bonuses to employees.

First Six Months of 2016

Cash and cash equivalents decreased $57.2 million in the six months ended June 30, 2016. Net cash of $16.1 million was provided by operating activities, primarily resulting from $29.7 million of net income which was partially offset by uses of cash from a $15.8 million decrease in accrued compensation and related taxes, a $7.6 million decrease in other accrued liabilities, a $3.1 million decrease in prepaid taxes, prepaid expenses and other current assets and a $1.3 million decrease in accounts payable. Cash of $1.2 million was used for investing in property and equipment. Financing activities used $72.2 million primarily due to a $68.4 million dividend payment that we made to holders of our Class A common stock on February 19, 2016. Additionally, payments on certain capital leases used $0.3 million, $2.9 million was used to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings and we recognized a $0.6 million incremental tax adjustment related to share-based award activities.

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

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At June 30, 2016, our cash and cash equivalents of approximately $176.7 million were invested or held in a mix of money market funds and bank demand deposit accounts at two financial institutions. Our liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash level, credit lines, interest and payments on debt, capital expenditures and other matters relating to liquidity and to compliance with regulatory net capital requirements.

Over the six month period ended June 30, 2016, we generated approximately $16.1 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the six months ended June 30, 2016, we incurred approximately $200.9 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the six months ended June 30, 2016, approximately 60.5% of our operating expenses were considered variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. However, if the economy deteriorates in the future, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

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

Our liquidity needs related to our long term obligations are primarily related to our facility leases. Additionally, for the six months ended June 30, 2016, we incurred approximately $6.7 million in occupancy expenses and approximately $24,000 in interest expense.

We are a party to an uncommitted $450 million financing arrangement with PNC and an uncommitted $125 million financing arrangement with Huntington to fund our Freddie Mac loan closings. Pursuant to these arrangements, PNC or Huntington funds the multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting our participation in Freddie Mac’s Program Plus® Seller/Servicer program and cannot be used for any other purpose. As of June 30, 2016, we had outstanding borrowings of $149.9 million under the PNC/Huntington arrangements. Non-cash activity totaling $168.8 million decreased these financing arrangements during the six month period ended June 30, 2016 and non-cash activity of $264.0 increased these financing arrangement during the six month period ended June 30, 2015. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Program Plus® Seller/Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

Intangible Assets. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, we determine the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering our own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, we have consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of June 30, 2016, the fair value and net book value of the servicing rights were $41.5 million and $31.2 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 186%, the discount rate increased 92% or if there is a 22% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the potential impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.

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

The net deferred tax asset of $119.3 million at June 30, 2016 is comprised mainly of a $124.0 million deferred tax asset related to the Section 754 of the Internal Revenue Code (“Section 754”) election tax basis step up. The net deferred tax asset related to the Section 754 election tax basis step up of $124.0 million represents annual pre-tax deductions on the Section 754 basis step up and payments under the tax receivable agreement of approximately $34.6 million in 2016, then increasing to $52.6 million in 2021 and then decreasing over the next nine years to approximately $0.1 million in 2030. In order to realize the anticipated pre-tax benefit of approximately $34.6 million in 2016, the Company needs to generate approximately $305 million in revenue, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit each year, the shortfall becomes a net operating loss that can be carried back 2 years to offset prior years’ taxable income, if any, or carried forward 20 years to offset future taxable income. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction would be made in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets.

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

Employment / Non-compete Agreements. The Company has entered into arrangements with newly-hired transaction professionals whereby these transaction professionals would be paid additional compensation if certain performance targets are met over a defined period. Some of these agreements contain provisions that the payments will be made to the transaction professionals only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2016 through 2019. We begin to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, we evaluate the probability of each of the transaction professionals achieving the performance targets and the probability of each of the transaction professionals signing an employment agreement, if applicable. As of June 30, 2016, no accrual was deemed necessary for these arrangements.

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

Pending Accounting Pronouncements

In March 2016, the FASB issued changes to the accounting for equity compensation. This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update will be effective for the Company beginning in fiscal year 2017. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

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

HFF, INC.

Dated: August 3, 2016	By:	/s/ Mark D. Gibson
Mark D. Gibson
Chief Executive Officer, Director and Executive Managing Director
(Principal Executive Officer)

Dated: August 3, 2016	By:	/s/ Gregory R. Conley
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