Form 10-K
period 2016-12-31
HFF, Inc.
filed 2017-03-01
CIK 1380509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-33280

HFF, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0610340
(State of incorporation)	(I.R.S. Employer Identification No.)

One Victory Park 2323 Victory Avenue, Suite 1200 Dallas, Texas 75219	(214) 265-0880
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, par value $.01 per share	New York Stock Exchange

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

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

As of February 21, 2017, there were 38,227,615 shares of Class A common stock, par value $0.01 per share, of the registrant outstanding.

The aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2016 was approximately $1.0 billion, based on the closing price per share of Class A common stock on that date of $28.88 as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and officers of the registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

Unless the context otherwise requires, references to (1) “HFF Holdings” refer solely to HFF Holdings LLC, a Delaware limited liability company that was previously the holding company for our consolidated subsidiaries, and not to any of its subsidiaries, (2) “HFF LP” refer to Holliday Fenoglio Fowler, L.P., a Texas limited partnership, (3) “HFF Securities” refer to HFF Securities L.P., a Delaware limited partnership and registered broker-dealer, (4) “Holliday GP” refer to Holliday GP Corp., a Delaware corporation and the general partner of HFF LP and HFF Securities, (5) “HoldCo LLC” refer to HFF Partnership Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of HFF, Inc., (6) “Holdings Sub” refer to HFF LP Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of HFF Holdings, (7) “HFF Real Estate” refer to HFF Real Estate Limited, a company incorporated in England and Wales and (8) “HFF Securities Limited” refer to HFF Securities Limited, a company incorporated in England and Wales. Other than certain operations beginning in January 2017 conducted by our UK subsidiaries, our business operations are conducted by HFF LP and HFF Securities, which are sometimes referred to in this Annual Report on Form 10-K as the “Operating Partnerships.” Also, except where specifically noted, references in this Annual Report on Form 10-K to “the Company,” “we” or “us” mean HFF, Inc., a Delaware corporation and its consolidated subsidiaries after giving effect to the Reorganization Transactions.

ii

PART I

Item 1.    Business

Overview

We are, based on transaction volume, one of the leading providers of commercial real estate and capital markets services to both the consumers and providers of capital in the commercial real estate industry and one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 24 offices with approximately 891 associates including approximately 319 transaction professionals. During 2016, we advised on approximately $82.0 billion of completed commercial real estate transactions, a 7.9% increase compared to the approximately $76.0 billion of completed transactions we advised on during 2015.

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

Substantially all of our revenues are in the form of capital markets services fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We also earn fees from commercial loan servicing activities. We believe that our multiple product offerings and platform services, diverse client mix, expertise in a wide range of property types and national platform have the potential to create a diversified revenue stream within the commercial real estate sector. Our revenues and net income were $517.4 million and $77.2 million, respectively, for the year ended December 31, 2016, compared to revenues and net income of $502.0 million and $84.0 million, respectively, for the year ended December 31, 2015.

We have established strong relationships with our clients. Our clients are both consumers of capital, such as property owners, and providers of capital, such as lenders and equity investors. Many of our clients act as both users and providers of capital in different transactions, which enables us to leverage our existing relationships and execute multiple transactions across multiple platform services and product offerings with the same clients.

We believe we have a reputation for high ethical standards, dedicated teamwork and a strong focus on serving the interests of our clients. We take a long-term view of our business and client relationships, and our culture and philosophy are firmly centered on putting the clients’ interests first.

The situation in the global credit markets during late 2007 continuing through today, whereby many world governments (including the U.S., where the Company transacts virtually all of its business) had to take and continue to take unprecedented and uncharted steps to support the financial institutions in their respective countries from collapse, was unprecedented in the Company’s history. Restrictions on the availability of capital, both debt and/or equity, during late 2007 through 2010, created significant reductions of liquidity in, and flow of capital to, many global financial markets including the commercial real estate financial markets in the U.S. In addition, such restrictions, coupled with the downturn in the U.S. economy caused commercial real estate prices to decrease in the U.S. While conditions in 2011 through 2016 were generally improved, unresolved global and domestic credit and liquidity issues, as well as the unresolved downturns in many of the global and domestic economies, could reduce in the future, the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes in the markets which the Company competes. Further detail regarding the effect of the recent situation in the credit markets and the commercial real estate markets can be found under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Annual Report on Form 10-K.

HFF, Inc. is a Delaware corporation with its principal executive offices located at 2323 Victory Avenue, One Victory Park, Suite 1200, Dallas, Texas, 75219, telephone number (214) 265-0880.

Reportable Segments

We operate in one reportable segment, the commercial real estate financial intermediary segment, and offer debt placement, investment sales, distressed debt and real estate owned advisory services, equity placement, investment banking and advisory services, loan sales and commercial loan servicing. See “Results of Operations” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of our results.

Our Competitive Strengths

We attribute our success and distinctiveness to our ability to leverage a number of key competitive strengths, including:

People, Expertise and Culture

We and our predecessor companies have been in the commercial real estate business for over 30 years, and our transaction professionals have significant experience and long-standing relationships with our clients. We employ approximately 319 transaction professionals with an average of 17.4 years of commercial real estate transaction experience. The transaction history accumulated among our transaction professionals ensures a high degree of market knowledge on a macro level, knowledge of commercial real estate markets, long term relationships with the most active investors and a comprehensive understanding of commercial real estate capital markets products. Our employees come from a wide range of real estate related backgrounds, including investment advisors and managers, investment bankers, attorneys, brokers and mortgage bankers.

Our culture is governed by our commitment to high ethical standards, putting the clients’ interests first and treating clients and our own associates fairly and with respect. These distinctive characteristics of our culture are highly evident in our ability to retain and attract employees. The average tenure for our senior transaction professionals is 13.9 years, and the average production tenure for the top 25 senior transaction professionals compiled by initial leads during the last five years was 15.9 years (including tenure with predecessor companies). Furthermore, several of our senior transaction professionals have a personal economic interest in our firm, which further aligns their individual interests with those of the Company and its stockholders, as a whole, and our clients.

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

Extensive Cross-Selling Opportunities

As some participants in the commercial real estate market are frequently buyers, sellers, lenders and borrowers at various times, we believe our relationships with these participants across all aspects of their businesses provide us with multiple revenue opportunities throughout the life cycle of their commercial real estate investments. In addition, we sometimes provide more than one service in a particular transaction, such as in an investment sale where we not only represent the seller of a commercial real estate investment but also represent the buyer in arranging acquisition financing. During 2016, 2015 and 2014, we executed multiple transactions across multiple platform services with 22, 24 and 23, respectively, of our top 25 clients.

Broad and Deep Network of Relationships

We have developed broad and deep-standing relationships with the users and providers of capital in the industry and have completed multiple transactions for many of the top institutional commercial real estate investors in the U.S. as well as several global investors who invest in the U.S. Importantly, our transaction professionals, analysts and closing specialists foster relationships with their respective counterparts within each client’s organization. This provides, in our opinion, a deeper relationship with our firm relative to our competitors. In 2016 and 2015, no one borrower or no one seller client, represented more than 4% of our total capital markets services revenues. The combined fees from our top 10 seller clients for the years 2016 and 2015, were less than 10% of our capital markets services revenues for each year, and the combined fees from our top 10 borrower clients were less than 6% of our capital markets services revenues for each year.

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

Our Strategic Growth Plan

We seek to improve our market position by focusing on the following strategic growth initiatives:

Increase Market Share Across Each of our Capital Markets Services

We believe that we have the opportunity to increase our market share in each of the various capital markets services we provide to our clients by penetrating deeper into our international, regional and local client relationships. We also intend to increase our market share by selectively hiring transaction professionals in our existing offices and in new locations, predicated on finding the most experienced professionals in the market who have the highest integrity, work ethic and reputation, while fitting into our culture and sharing our business philosophy and business practices. Since 2011, in addition to opening offices in Phoenix, AZ, Tampa, FL, Austin, TX, Denver, CO, Orlando, FL, Philadelphia, PA, Charlotte, NC, and effective January 17, 2017, London, United Kingdom, we have significantly added to the platform services and product specialty types in a majority of our offices.

•	Debt Placement. In 2016, our transaction volume in debt placements was approximately $40.7 billion, an increase of 6.7% from approximately $38.1 billion in 2015.

•

Investment Sales.    In 2016, we completed investment sales of approximately $36.7 billion, an increase of approximately 7.6% from the approximately $34.1 billion completed in 2015. According to Real Capital Analytics, commercial real estate sales volume for office, industrial, multifamily, retail, hotel properties and land in the U.S. in 2016 and 2015 were $488.6 billion and $546.9 billion, respectively.

•

Equity Placement and Advisory Services.    In 2016, we completed approximately $4.0 billion of equity placement and advisory services transactions (which include amounts that we internally allocate to the equity placement reporting category, even though the transaction may have been funded through a single mortgage note) for our clients, representing an increase of 20.4% from the $3.3 billion completed in 2015.

•

Private Equity and Investment Banking and Advisory Services.    Our broker-dealer subsidiary, HFF Securities, undertakes both discretionary and non-discretionary private equity raises, select property specific joint ventures and select investment banking activities for our clients. At December 31, 2016 and 2015, we had $2.8 billion and $2.9 billion, respectively, of active private equity discretionary fund transactions on which HFF Securities was engaged, which may result in additional future revenue.

•

Loan Sales.    We have consummated $0.7 billion and $0.5 billion in loan sales transactions in 2016 and 2015, respectively, an increase of 31.9%. This business is based on the desire of lenders seeking to diversify concentration risk (geographic, borrower or product type), manage potential problems in their loan portfolios or sell loans rejected from commercial-mortgage backed securities (CMBS) securitization pools.

•

Commercial Loan Servicing.    The principal balance of HFF’s loan servicing portfolio increased 19.1% to approximately $58.0 billion at December 31, 2016 from approximately $48.7 billion at December 31, 2015. We currently have approximately 35 correspondent lender relationships with life insurers.

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

Continue to Capitalize on Cross-Selling Opportunities

Participants in the commercial real estate market increasingly are buyers, sellers, lenders and borrowers at various times. We believe our relationships with these participants across all aspects of their businesses provide us with multiple revenue opportunities throughout the life cycle of their commercial real estate investments. Many of our clients are both users and providers of capital, and our goal is to attempt to work with our clients to execute transactions utilizing the wide spectrum of our services. By maintaining close relationships with these clients, we believe we will continue to generate significant repeat business across all of our business lines.

Our debt transaction professionals originated approximately $7.0 billion and $5.1 billion of debt for clients that purchased properties sold by our investment sales professionals for their clients in 2016 and 2015, respectively. Our investment sales professionals also referred clients to our debt transaction professionals who arranged debt financings totaling approximately $6.1 billion and $5.9 billion in 2016 and 2015, respectively. Our debt transaction professionals also referred clients to our investment sales transaction professionals who sold approximately $4.7 billion and $4.6 billion of properties in 2016 and 2015, respectively. Also, in 2016 and 2015, our subsidiary HFF Securities originated debt volumes of approximately $273.0 million and $165.4 million, respectively, in addition to its other equity placement activities.

Expand Our Geographic Footprint

We believe that opportunities exist to strategically establish and increase our presence in several key domestic and international, markets. When strategic opportunities present themselves with high quality transaction professionals, it is our intention to capitalize on such opportunities as we did in Phoenix, AZ in July 2016, Charlotte, NC in July 2014, Philadelphia, PA in December 2013, Orlando, FL in May 2012 and Denver, CO in January 2012. While our transactional professionals, located in 23 offices throughout the U.S., advised clients on transactions in 44 states, Canada, Puerto Rico, and the District of Columbia and in more than 750 cities in 2016, there are a number of major metropolitan areas where we do not maintain an office. In addition to the recent opening of an office in London, United Kingdom, we do, on a periodic basis, send our transaction professionals overseas to meet with capital sources and global clients. By comparison, a number of our large public competitors have in excess of 100 offices worldwide and some have nearly 100 in the U.S alone. We constantly review key demand drivers of commercial real estate by market, including growth in population, households, employment, commercial real estate inventory by product type, and new construction. By doing so, we can determine not only where future strategic growth should occur, but more importantly, we can also ensure our transaction professionals are constantly calling on the most attractive markets where we do not have offices. Since 2011, we have opened offices in Tampa, FL, Austin, TX, Denver, CO, Orlando, FL, Philadelphia, PA, Charlotte, NC, Phoenix, AZ, and London, United Kingdom. In addition, during this same period, we have significantly added to the platform services and product specialties in nearly all of our offices. See “Results of Operations” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the results of our U.S. operations and “Risks Related to Our Business” within Item 1A, Risk Factors for a description of risks associated with our business, including with respect to operations in the United Kingdom.

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

Align our Leadership and Compensation Structures with Our Long-term Growth

Under the management and leadership structure for our Operating Partnerships that we adopted in December 2010, each Operating Partnership’s existing operating committee was replaced with an executive committee (including ad-hoc members) and a leadership committee which includes in excess of 70 of our senior transaction professionals and managers, which includes the executive committee members. The executive committee for each partnership consists of at least three, but no more than seven, individuals (in addition to ad-hoc members), one of whom is the managing member of the Operating Partnerships. The executive committee currently consists of our two inside directors, Mark Gibson, our chief executive officer, and Jody Thornton, our president and managing member of the Operating Partnerships, and four of our executive managing directors, Matthew D. Lawton, Gerard T. Sansosti, Manuel A. de Zarraga and Michael J. Tepedino. The executive committee is primarily responsible for the day-to-day oversight of the Operating Partnerships’ lines of business and property verticals. The leadership committee is composed of (i) the executive committee members, (ii) individual leaders chosen from each line of business and property vertical, (iii) the office heads from each office and (iv) individuals from other line and support functions at the discretion of the executive committee. The members of the leadership committee are responsible for either overseeing their respective lines of business, property verticals or their office as well as facilitating communication and educating all of our transaction professionals within each office, each line of business and each of the property and/or product specialties to better serve our clients.

We also aim to ensure continued emphasis on annual production, maintain our partnership culture and continue the alignment of employee, management and stockholder interests through periodic omnibus awards to individuals if the situation warrants and through our profit participation bonus plans. Under our HFF LP and HFF Securities profit participation bonus plans, (collectively, the “Office Profit Participation Plans”) with respect to each applicable office for each calendar year, if a 14.5% or greater profit margin is generated by such office, an amount equal to 15% of the adjusted operating income (as defined under such plan) generated by such office funds a cash bonus pool payable to selected employees of HFF LP or HFF Securities, as the case may be. These plans were adopted in 2007 in connection with our initial public offering. Effective January 1, 2015, we amended the Office Profit Participation Plans to provide that our board of directors, or any appropriate committee thereof, may elect to pay up to one-half of the profit participation bonuses payable under the plans in the form of equity-based awards. In December 2010, we also adopted a new HFF, Inc. firm profit participation bonus plan (the “Firm Profit Participation Plan”) utilized primarily to compensate our business line and property vertical leadership. Under this plan, for each calendar year, if we achieve a 17.5% or greater adjusted operating income margin (as defined under such plan), a bonus pool will be funded by a percentage, ranging from 15% to 25%, of our adjusted operating income (as defined under such plan) beyond predefined adjusted operating income margin thresholds. Our board of directors, or an appropriate committee thereof, may elect to pay up to two-thirds of the profit participation bonuses payable under this plan in the form of equity-based awards. Effective January 1, 2015, we amended the Office Profit Participation Plans and Firm Profit Participation Plan, which now provide for an overall increase in the allocation of share-based awards. The cash portion of the awards will not be subject to time-based vesting conditions and will be expensed during the performance year. The share-based portion of the awards is subject to a three year time-based vesting schedule beginning on the first anniversary of the grant (which is made in the first calendar quarter of the subsequent year). As a result, the total expense for the share-based portion of the awards is recorded over the period from the beginning of the performance year through the vesting date, or 50 months. Therefore, under the new design, the expense recognized during the performance year will be less than the expense that would have been recognized under the previous design. We expect that difference will be recognized as an increase in expense over the subsequent three years, irrespective of our financial performance in the future periods.

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

Commercial Loan Servicing

We provide commercial loan servicing (primary and sub-servicing) for life insurance companies, the Federal Home Loan Mortgage Corporation (Freddie Mac), the Federal National Mortgage Association (Fannie Mae) through strategic relationships with several delegated underwriting and servicing (DUS®) lenders, CMBS originators, mortgage REITS and debt funds, groups that purchase performing and/or non-performing loans as well as owners who sell commercial real estate subject to a purchase money mortgage. We are not a master servicer and therefore we have no advancing obligations for principal and interest nor do we have any loss sharing obligations relative to our loan servicing portfolio. Additionally, we are a rated CMBS primary and special servicer by Fitch Ratings. The primary servicer rating reflects our experienced and tenured management and staff and our long history as a commercial mortgage primary servicer, including with respect to Freddie Mac and CMBS servicing. The special servicer rating is based on our ability to work out, manage and resolve commercial mortgage loans and real estate owned (REO) assets. We believe our servicing platform, experienced personnel and hands-on service allow us to maintain close contact with both borrowers and lenders, and as a result, we are often the first point of contact in connection with refinancing, restructuring or sale of commercial real estate assets. Revenue is earned primarily from servicing fees charged to the lender.

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

Competition

The commercial real estate services industry, and all of the services that we provide, are highly competitive, and we expect them to remain so. We compete on a national, regional, local basis and in some cases an international basis, as well as on a number of other critical factors, including but not limited to the quality of our people and client service, historical track record and expertise and range of services and execution skills, absence of conflicts and business reputation. Depending on the product or service, we face competition from other international and domestic commercial real estate service providers, institutional lenders, banks and savings and loans, CMBS conduits, insurance companies, investment banking firms and investment managers, some of which may have greater financial resources than we do. Top competitors we face on national, regional and local levels including but not limited to CBRE Capital Markets, Cushman & Wakefield, Eastdil Secured (owned by Wells Fargo), Jones Lang LaSalle, Colliers, Cassidy Turley, Walker Dunlop, Marcus & Milichap, Newmark/Frank, Northmarq Capital (Marquette), Meridian and Berkadia, among others. There are numerous other local and regional competitors in each of the local markets where we are located as well as the markets in which we do business.

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

HFF Securities Limited, whose operations began in January 2017, is subject to regulation by the Financial Conduct Authority (FCA). The FCA is responsible for monitoring compliance with the Financial Services and Markets Act 2000 and administering related rules.

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

Employees

Our total employment was 891 employees as of December 31, 2016, which represents a 10.0% increase from the December 31, 2015 total employment of 810 employees.

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

•

Declines in the regional or local demand for commercial real estate, or significant disruptions in other segments of the real estate markets and/or capital markets, could adversely affect our results of operations. During 2016, approximately 19.0%, 13.8%, 8.5%, 6.0% and 5.0% of the Company’s capital markets services revenues were derived from transactions involving commercial real estate located in Texas, California, Florida, Illinois and New York, respectively. As a result, a significant portion of our business is dependent on the economic conditions in general and in certain markets for commercial real estate such as in these areas, which, like other commercial real estate markets, have experienced price volatility or economic downturns in the past.

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

•

Following a referendum on June 23, 2016 in which a majority of voters in the United Kingdom (the “UK”) approved an exit from the European Union, it is expected that the UK government will initiate a process to leave the European Union (“Brexit”). Brexit could adversely impact UK, European and global economic or market conditions and could contribute to instability in the global financial markets. Additionally, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which European Union laws to replace or replicate. We may incur additional costs and expenses as we adapt to a changing regulatory framework in the UK and the effects of Brexit could adversely affect our business, business opportunities, results of operations and financial condition.

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

In addition, our competitors may attempt to recruit our transaction professionals. The employment arrangements we have entered into with members of HFF Holdings or may enter into with our key associates may not prevent our transaction professionals and other key associates from resigning or competing against us. While certain key associates may be subject to various non-competition agreements or non-solicitation arrangements, except in a few isolated situations, we do not have employment covenants, including non-competition or non-solicitation arrangements, with certain other key associates and there is no assurance that we will be able to retain their services. If their employment were to be terminated, they would be free to compete against the Company or solicit its employees for business or its customers for commercial opportunities.

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

Our clients are both users of capital, such as property owners, and providers of capital, such as lenders and equity investors. Defaults or non-performance by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity crises and could lead to losses or defaults by one or more of our clients, which, in turn, could have a material adverse effect on our results of operations and financial condition. In addition, a client may fail to make payments when due, become insolvent or declare bankruptcy. Any client bankruptcy or insolvency or the failure of any client to make payments when due could result in material losses to our company. In particular, if any of our significant clients becomes insolvent or suffers a downturn in its business, it may seriously harm our business. While in 2016 and 2015 no one borrower or no one seller client represented more than 4% of our total capital markets services revenues, bankruptcy filings by or relating to one of our clients could delay or bar us from collecting pre-bankruptcy debts from that client.

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

We compete across a variety of businesses within the commercial real estate industry. In general, with respect to each of our businesses, we cannot give assurance that we will be able to continue to compete effectively or maintain our current fee arrangements or margin levels, or that we will not encounter increased competition. Each of the services we provide to our clients is highly competitive on an international, national, regional and local level. Depending on the product or service, we face competition from international and domestic groups, commercial real estate service providers, private owners and developers, institutional lenders, insurance companies, banks, CMBS originators, debt funds, hedge funds, investment banking firms and investment managers, some of whom are clients and many of whom may have greater financial resources than we do. In addition, future changes in laws and regulations could lead to the entry of other competitors. Many of our competitors are local, regional, national or international firms. Although some are substantially smaller than we are, some of these competitors are significantly larger on a local, regional, national or international basis. We may face increased competition from even stronger competitors in the future due to a trend toward consolidation, especially in times of severe economic stress such as what we experienced in 2008 through 2010. In recent years, there has been substantial consolidation and convergence among companies in our industry. Our existing and future competitors may choose to undercut our fees, increase the levels of compensation they are willing to pay to their employees and either recruit our employees or cause us to increase our level of compensation necessary to retain our own employees or recruit new employees. These occurrences could cause our revenue to decrease or negatively impact our target ratio of compensation to operating revenue, both of which could have an adverse effect on our business, financial condition and results of operations.

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

•

obtaining financing in the future for our warehouse lending activities related to our Freddie Mac Multifamily Program Plus® Seller/Servicer business, working capital, capital expenditures and general corporate purposes, including acquisitions, and may impede our ability to process our capital markets platform services as well as to secure favorable lease terms;

•	making it more difficult to continue to fund our current operations as well as our strategic growth initiatives and retain and attract key individuals; and

•	placing us at a competitive disadvantage compared to our competitors with less debt and greater financial resources.

Our future cash flow may not be sufficient to meet our obligations and commitments. In addition, with the exception of our uncommitted warehouse lines of credit used exclusively in connection with our participation in Freddie Mac’s Multifamily Approved Seller/Servicer for Conventional and Senior Housing Loans program, (the Freddie Mac Program) we do not currently maintain a revolving or other credit facility. While we currently believe that cash flows from operating activities and our existing cash balances will be sufficient to meet our working capital needs for the foreseeable future, we cannot make any assurances that we will not be required to incur indebtedness under another source of indebtedness financing in the future. If we are unable to obtain additional financing or generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, including but not limited to, closing offices, selling material assets or operations, seeking to raise additional debt or equity capital, eliminating certain lines of our capital markets platforms or terminating significant numbers of key associates. These actions may not be effected on a timely basis or on satisfactory terms or at all, and these actions may not enable us to continue to satisfy our operating and/or capital requirements. As a result, we may not be able to maintain or accelerate our growth, and any failure to do so could adversely affect our ability to generate revenue and control our expenses, which could adversely affect our business, financial condition and results of operations.

The financial institutions with whom we currently do business may be unable or unwilling to provide funding under our current financing arrangements.

A diminution in the ease at which our current financing sources can be drawn upon could negatively impact our liquidity. We are party to an uncommitted $450 million warehouse line of credit with PNC Bank, National

Association (“PNC”) that can be increased to $550 million four times a year for a period of 45 calendar days. We are also party to an uncommitted $125 million warehouse line of credit with The Huntington National Bank (“Huntington”) that can be increased to $150 million three times in a one-year period for 30 business days. On September 30, 2016, HFF LP entered into an extended funding agreement with Freddie Mac whereby Freddie Mac could extend the Original Funding Date (as defined in the agreement) on any mortgage that HFF LP funds within the fourth quarter of 2016, to February 15, 2017. In connection with the extended funding agreement with Freddie Mac, PNC agreed to increase its financing arrangement to $2.0 billion. When the extended funding agreement with Freddie Mac expired on February 15, 2017, the capacity under the PNC agreement reverted to $450 million. As of December 31, 2016, HFF LP had $291.0 million outstanding on the warehouse lines of credit. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in the Freddie Mac Program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

As of December 31, 2016, our recorded goodwill was approximately $3.7 million and our other intangible assets, net, were $36.6 million. The Company performs the required annual goodwill impairment evaluation in the fourth quarter of each year. No impairment of goodwill was determined to exist for the years ended December 31, 2016, 2015 or 2014. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. As of December 31, 2016, the fair value and net book value of the Freddie Mac, CMBS and Life Company servicing rights were $50.0 million and $36.6 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 177%, the discount rate increased 107% or if there is a 9% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. For further detail, refer to the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies; Use of Estimates” in this Annual Report on Form 10-K. Any impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which charge could materially adversely affect our reported results of operations and the market price of our Class A common stock in future periods.

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

The net deferred tax asset of $112.6 million at December 31, 2016 is comprised mainly of a $117.7 million deferred tax asset related to the a tax basis step-up election under Section 754 of the Internal Revenue Code, as amended (“Section 754”), made by HFF, Inc. relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for shares of the Company’s Class A common stock since the date of the Reorganization Transactions. The deferred tax asset related to the Section 754 election tax basis step up of $117.7 million represents annual pre-tax deductions on the Section 754 basis step up and past payments under the tax receivable agreement of approximately $36.4 million in 2017, then increasing to $52.8 million in 2021 then decreasing over the next nine years to approximately $0.1 million in 2030. In order to realize the anticipated pre-tax benefit of approximately $36.4 million in 2017, the Company needs to generate approximately $318 million in revenue, assuming our current cost structure. In the event that the Company cannot realize the annual benefit each year, the shortfall becomes a net operating loss that can be carried back 2 years to offset prior years’ taxable income or carried forward 20 years to offset future taxable income. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income.

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

A number of our services are subject to regulation by the SEC, FINRA and state real estate commissions and securities regulators. Beginning in 2017 certain of our activities are also subject to regulation by the FCA. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of the registration of us or any of our subsidiaries as a commercial real estate broker or broker-dealer. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or significantly impair our ability to gain new clients. Our broker-dealer operations are subject to periodic examination by the SEC and FINRA. FINRA may identify deficiencies in the procedures and practices of HFF Securities and may require HFF Securities to take remedial action. FINRA may also identify significant violations of law, rules or regulations, resulting in formal disciplinary action and the imposition of sanctions, including potentially the revocation of HFF Securities’ registration as a broker-dealer. We cannot predict the outcome of any such examinations or processes, and any negative regulatory action may have a significant and material adverse effect on our company. In addition, it is possible that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make our clients less willing to enter into transactions in which such a conflict may occur, and significantly impair our ability to gain new clients, which could adversely affect our business, financial condition and results of operation.

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

Risks Related to Our Organizational Structure

Our only material assets are our units in the Operating Partnerships, and we are accordingly dependent upon distributions from the Operating Partnerships to pay our expenses, taxes and dividends (if and when declared by our board of directors).

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

Members of HFF Holdings, who consist of our senior transaction professionals as well as other employees of the Operating Partnerships, held in their individual capacity approximately 12% of the voting power in HFF, Inc. as of February 21, 2017. As a result, and in combination with the fact that our certificate of incorporation does not provide for cumulative voting, these individuals, acting as individuals, collectively, have the ability to exert significant influence in the election of the members of our board of directors and thereby the control of our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends. In addition, these individuals may be able to significantly influence the outcome of all matters requiring stockholder approval, including a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. We cannot assure you that the interests of these individuals will not conflict with your interests.

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

As of February 21, 2017, 2,712,968 shares of our Class A common stock were reserved for issuance under outstanding awards of vested and unvested restricted stock units or options to purchase our Class A common stock and 3,109,417 shares of our Class A common stock were reserved for future issuance under our 2016 Equity Incentive Plan.

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

None.

Item 2.    Properties

Our principal executive offices are located in leased office space at One Victory Park, 2323 Victory Avenue, Suite 1200, Dallas, TX. We also lease or sublease space for our offices in Phoenix, AZ, Charlotte, NC; Philadelphia, PA; Boston, MA; New York, NY; Florham Park, NJ; Washington, D.C.; Miami, FL; Orlando, FL; Tampa, FL; Atlanta, GA; Indianapolis, IN; Chicago, IL; Houston, TX; Pittsburgh, PA; Austin, TX; San Diego, CA; Orange County, CA; Los Angeles, CA; San Francisco, CA; Denver, CO; Portland, OR; and effective January 17, 2017, London, United Kingdom. The Company operates 23 offices in the U.S. and one in London, United Kingdom. We do not own any real property. We believe that our existing facilities will be sufficient for the conduct of our business during the next fiscal year.

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

Market Information

Our Class A common stock, par value $0.01 per share, trades on the New York Stock Exchange (“NYSE”) under the symbol “HF.” In connection with our initial public offering, our Class A common stock was priced for initial sale on January 30, 2007. There was no established public trading market for our common stock prior to that date. On February 21, 2017 the closing sales price, as reported by the NYSE, was $30.78.

The following table sets forth the high and low sale prices for our Class A common stock as reported by the NYSE for the periods indicated:

	2016
	High	Low
1st Quarter	$30.72	$21.36
2nd Quarter	34.39	26.21
3rd Quarter	30.47	25.81
4th Quarter	32.74	24.84

	2015
	High	Low
1st Quarter	$39.47	$33.09
2nd Quarter	44.07	37.26
3rd Quarter	47.77	33.36
4th Quarter	37.75	29.38

For equity compensation plan information, please refer to Item 12 in Part III of the Annual Report on Form 10-K.

Holders

On February 21, 2017, we had 118 stockholders of record of our Class A common stock.

Dividends

On January 22, 2016 our board of directors declared a special cash dividend of $1.80 per share of Class A common stock to stockholders of record on February 8, 2016. The aggregate dividend payment was paid on February 19, 2016 and totaled approximately $68.4 million based on the number of shares of Class A common stock then outstanding. Additionally, 82,536 restricted stock units (dividend equivalent units) were granted for those unvested and vested but not issued restricted stock units as of the record date of February 8, 2016. These dividend units follow the same vesting terms as the underlying restricted stock units.

On January 24, 2017, our board of directors declared a special cash dividend of $1.57 per share of Class A common stock to stockholders of record on February 9, 2017. The aggregate dividend payment was paid on February 21, 2017 and totaled approximately $60.0 million based on the number of shares of Class A common stock then outstanding. Additionally, 95,648 restricted stock units (dividend equivalent units) were granted for those unvested and vested but not issued restricted stock units as of the record date of February 9, 2017. These dividend units follow the same vesting terms as the underlying restricted stock units. The declaration and payment of any future dividends will be at the sole discretion of our board of directors.

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

Performance Graph

The following graph shows our cumulative total stockholder return for the period December 31, 2011 and ending on December 31, 2016. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, and an industry peer group for this period.

The comparison below assumes $100 was invested on December 31, 2011 in our Class A common stock and in each of the indices shown and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not indicative of future stock price performance. The peer group is comprised of the following publicly-traded real estate services companies: CB Richard Ellis Group, Inc., and Jones Lang LaSalle Incorporated. These companies represent our primary competitors that are publicly traded with business lines reasonably comparable to ours.

COMPARISON OF 60-MONTH CUMULATIVE TOTAL RETURN

Among HFF, Inc., The S&P 500 Index, and a Peer Group

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
● HFF, Inc.	100.00	159.05	286.61	404.31	366.49	380.14
∎ S&P 500 Index	100.00	113.41	146.98	163.72	162.53	178.02
▲ Peer Group	100.00	134.24	170.88	236.76	208.92	188.02

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities of the Company during 2016.

Item 6.	Selected Financial Data

The selected historical consolidated financial data as of and for the years ended December 31, 2016, 2015, and 2014 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data for the year ended December 31, 2013 and 2012 was also derived from our audited consolidated financial statements not otherwise included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future performance or results of operations. You should read the combined historical financial data together with our consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K.

	For The Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of Income Data:
Total revenue	$517,426	$501,990	$425,918	$355,605	$284,974
Operating expenses	421,653	394,217	341,091	285,628	234,857

Operating income	95,773	107,773	84,827	69,977	50,117
Interest and other income, net	33,525	32,043	17,926	17,100	20,049
Interest expense	(42)	(47)	(41)	(33)	(42)
(Increase) decrease in payable under the tax receivable agreement	(1,025)	2,143	800	(1,040)	(17,358)

Income before income taxes	128,231	141,912	103,512	86,004	52,766
Income taxes	51,036	57,949	42,226	34,578	8,661

Net income	77,195	83,963	61,286	51,426	44,105
Net income attributable to noncontrolling interest	—	—	—	—	243

Net income attributable to controlling interest	$77,195	$83,963	$61,286	$51,426	$43,862

Diluted earnings per common share	$1.99	$2.18	$1.61	$1.36	$1.18

Cash dividends per common share	$1.80	$1.80	$1.83	—	$1.52
Adjusted EBITDA (1)	$133,550	$141,263	$110,110	$96,948	$70,002
Balance Sheet Data:
Total assets	$716,659	$742,530	$604,252	$488,176	$589,199
Long term debt, excluding current portion	$259	$514	$429	$185	$279
Total liabilities	$480,117	$528,026	$417,807	$312,602	$468,177

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

Set forth below is an unaudited reconciliation of consolidated net income attributable to controlling interest to Adjusted EBITDA for the Company for the periods set forth below:

Adjusted EDITDA for the Company is calculated as follows:

(dollars in thousands)

	For the year ended December 31,
	2016	2015	2014	2013	2012
Net income attributable to controlling interest	$77,195	$83,963	$61,286	$51,426	$43,862
Add:
Interest expense	42	47	41	33	42
Income tax expense	51,036	57,949	42,226	34,578	8,661
Depreciation and amortization	11,834	9,194	7,830	6,800	5,767
Net income attributable to noncontrolling interest	—	—	—	—	243
Stock-based compensation (a)	12,310	8,579	9,821	8,302	3,442
Valuation of mortgage servicing rights	(19,892)	(16,326)	(10,294)	(5,231)	(9,373)
Increase (decrease) in payable under the tax receivable agreement	1,025	(2,143)	(800)	1,040	17,358

Adjusted EBITDA	$133,550	$141,263	$110,110	$96,948	$70,002

(a)

Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation bonus plan or office profit participation bonus plans and effective January 1, 2016 the Company’s executive bonus plan that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation bonus plan and office profit participation bonus plans. Stock-based compensation expense for the year ended December 31, 2016 reflects $0.4 million of expense recognized during such period that was associated with restricted stock units granted in February 2016 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2014. Stock-based compensation expense for the year ended December 31, 2015 reflects $2.3 million of expense recognized during such period that was associated with restricted stock units granted in March 2015 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2014. Stock-based compensation expense for the year ended December 31, 2014 reflects $1.9 million of expense recognized during such period that was associated with restricted stock units granted in March 2014 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2013. Stock-based compensation expense for the year ended December 31, 2013 reflects $1.2 million of expense recognized during such period that was associated with restricted stock units granted in March 2013 under the Company’s firm profit participation bonus plan or office profit participation bonus plans in respect of 2012. Stock-based payments under such plans were first made in 2013 in respect of 2012. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

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

Overview

Our Business

We are, based on transaction volume, one of the leading providers of commercial real estate and capital markets services to both the users and providers of capital in the commercial real estate industry and are one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 24 offices with approximately 891 associates and approximately 319 transaction professionals. During 2016, we advised on approximately $82.0 billion of completed commercial real estate transactions, a 7.9% increase compared to the approximately $76.0 billion of completed transactions we advised on in 2015.

Substantially all of our revenues are in the form of capital markets services fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We also earn fees from commercial loan servicing activities. We believe that our multiple product offerings, diverse client mix, expertise in a wide range of property types and national platform have the potential to create a diversified revenue stream within the U.S. commercial real estate sector. Our revenues and net income were $517.4 million and $77.2 million, respectively, for the year ended December 31, 2016, compared to revenues and net income of $502.0 million and $84.0 million, respectively, for the year ended December 31, 2015.

Our business may be significantly affected by factors outside of our control, particularly including:

•

Economic and commercial real estate market downturns.    Our business is dependent on international and domestic economic conditions and the demand for commercial real estate and related services in the markets in which we operate. A slow-down, a significant downturn and/or a recession in either the global economy and/or the domestic economy, including but not limited to even a regional economic downturn, could adversely affect our business. A general decline in acquisition and disposition activity, as well as a general decline in commercial real estate investment activity, can lead to a reduction in fees and commissions for arranging such transactions, as well as in fees and commissions for arranging financing for acquirers and property owners that are seeking to recapitalize their existing properties. Such a general decline can also lead to a significant reduction in our loan servicing activities, due to increased delinquencies and defaults and lack of additional loans that we would have otherwise added to our loan servicing portfolio. Additionally, evolving global regulatory and compliance trends, including changes to the UK regulatory framework resulting from the UK’s exit from the European Union, may adversely affect our business and the economic and commercial real estate markets in which we do business.

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

The factors discussed above have adversely affected and continue to be a risk to our business, as evidenced by the effects of the significant recent disruptions in the global capital and credit markets, and in particular the domestic capital markets. In particular, global and domestic credit and liquidity issues and reductions in debt and/or equity allocations to commercial real estate reduced, and could in the future reduce, the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes, which could in turn adversely affect our capital markets services revenues including our servicing revenue. While conditions in 2011 through 2016 have generally improved, the global and domestic credit and liquidity issues, coupled with the global and domestic economic recession/slow down as well as other global and domestic macro events beyond our control, could reduce in the future the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions and transaction volumes. This has had, and could again have in the future, a significant adverse effect on our capital markets services revenues (including but not limited to our servicing revenues). The significant balance sheet issues of many CMBS lenders, banks, life insurance companies, mortgage REITS and debt funds, captive finance companies and other financial institutions have adversely affected, and could again in the future adversely affect, the flow of commercial mortgage debt to the U.S. capital markets, and, in turn, could potentially adversely affect all of our capital markets services platforms and resulting revenues.

Other factors that may adversely affect our business are discussed under the heading “Forward-Looking Statements” and under the caption “Risk Factors” in this Annual Report on Form 10-K.

Key Financial Measures and Indicators

Revenues

Substantially all of our revenues are derived from capital markets services. These capital markets services revenues are in the form of fees collected from our clients, usually negotiated on a transaction-by-transaction basis, which includes origination fees, investment sales fees earned for brokering sales of commercial real estate, loan servicing fees and loan sales and other production fees. We also earn interest on mortgage notes receivable during the period between the origination of the loan and the subsequent sale to Freddie Mac in connection with our participation in the Freddie Mac Program. For the year ended December 31, 2016, we had total revenues of $517.4 million, of which approximately 96.4% were attributable to capital markets services revenue, 2.9% were attributable to interest on mortgage notes receivable and 0.7% were attributable to other revenue sources. For the year ended December 31, 2015, our total revenues equaled $502.0 million, of which 97.2% were generated by our capital markets services, 2.2% were attributable to interest on mortgage notes receivable and 0.6% were attributable to other revenue sources.

Total Revenues:

Capital markets services revenues.    We earn our capital markets services revenue through the following activities and sources:

•

Origination fees.    Our origination fees are earned through the placement of debt and equity. Debt placements (along with investment sales fees — see below) represent the majority of our business, with approximately $40.7 billion and $38.1 billion of debt transaction volume in 2016 and 2015, respectively. Fees earned by HFF Securities for discretionary and non-discretionary equity capital raises and other investment banking services are also included with capital markets services revenue in our consolidated statements of income. We recognize origination revenues at the closing of the applicable financing and funding of capital, when such fees are generally collected. We recognize fees earned by HFF Securities at the time the capital is funded or committed, based on the underlying fee agreement, unless collectibility of our fee is not reasonably assured, in which case we recognize fees as they are collected.

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

Interest on mortgage notes receivable.    We recognize interest income on the accrual basis during the holding period based on the contract interest rate in the loan that is to be purchased by Freddie Mac in connection with our participation in the Freddie Mac Program, provided that the debt service is paid by the borrower.

Other.    Our other revenues include expense reimbursements from clients related to out-of-pocket costs incurred, which reimbursements are considered revenue for accounting purposes.

A substantial portion of our transactions are success based, with a small percentage including retainer fees (such retainer fees typically being included in a success-based fee upon the closing of a transaction) and/or breakage fees. Transactions that are terminated before completion will sometimes generate breakage fees, which are usually calculated as a set amount or a percentage (which varies by deal size and amount of work done at the time of breakage) of the fee we would have received had the transaction closed. The amount and timing of all of the fees paid vary by the type of transaction and are generally negotiated on a transaction-by-transaction basis.

Costs and Expenses

The largest components of our expenses are our operating expenses, which consist of cost of services, personnel expenses not directly attributable to providing services to our clients, occupancy expenses, travel and entertainment expenses, supplies, research and printing expenses and other expenses. For the years ended December 31, 2016 and 2015, our total operating expenses were $421.7 million and $394.2 million, respectively.

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

Personnel.    Personnel expenses include employee-related compensation and benefits that are not directly attributable to providing services to our clients, profit participation bonuses, stock based compensation and any other incentive bonus compensation. Offices or lines of business that generate profit margins of 14.5% or more are entitled to profit participation bonuses equal to 15% of adjusted operating income (as defined in the HFF LP or HFF Securities profit participation bonus plan, as applicable) generated by the office or line of business. The allocation of the office profit participation bonus payment to the employees is determined by the office head with a review by the managing member of HFF LP or HFF Securities, as the case may be, provided that any profit participation bonuses to be paid to any executive officer or inside director of HFF, Inc. must be approved in advance by our board of directors or an appropriate committee thereof. In 2016 and 2015, total office profit participation bonus expense was approximately 13.6% and 12.7% respectively of operating income before the office and firm profit participation bonus expense. This increased percentage is primarily due to the amended vesting conditions of the office profit participation plan. Due to the amended vesting conditions within the office profit participation plan effective January 1, 2015, approximately 12%, 12%, 12% and 2% of the 2016 total bonus amount is expected to be expensed in 2017, 2018, 2019 and 2020, respectively.

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

must be approved in advance by our board of directors or an appropriate committee thereof. In 2016 and 2015, total firm profit participation bonus expense was approximately 4.6% and 5.8% of operating income before the firm profit participation bonus expense. Due to the amended vesting conditions within the firm profit participation plan effective January 1, 2015, approximately 12%, 12%, 12% and 2% of the 2016 total bonus amount is expected to be expensed in 2017, 2018, 2019 and 2020, respectively.

Stock Based Compensation.    Effective January 1, 2006, the Company adopted ASC 718, Compensation — Stock Compensation (ASC 718), using the modified prospective method. Under this method, the Company recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the adoption for which requisite service has not been provided as of January 1, 2006. The Company did not grant any share-based awards prior to January 31, 2007. ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The Company has not granted any stock options since 2010. The fair value of the restricted stock unit awards is calculated as the market value of the Company’s Class A common stock on the date of grant. The Company’s awards are subject to graded or cliff vesting. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions for all stock-based payment awards are evaluated on a quarterly basis and updated as necessary.

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

Occupancy.    Occupancy expenses include rental expenses and other expenses related to our 24 offices.

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

Results of Operations

Following is a discussion of our results of operation for the years ended December 31, 2016, 2015 and 2014. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	For The Year Ended December 31,
	2016		2015		Total Dollar	Total Percentage
		% of		% of
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(Dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$498,590	96.4%	$487,941	97.2%	$10,649	2.2%
Interest on mortgage notes receivable	15,198	2.9%	11,205	2.2%	3,993	35.6%
Other	3,638	0.7%	2,844	0.6%	794	27.9%

Total revenues	517,426	100.0%	501,990	100.0%	15,436	3.1%
Operating expenses
Cost of services	291,290	56.3%	280,674	55.9%	10,616	3.8%
Personnel	51,171	9.9%	47,732	9.5%	3,439	7.2%
Occupancy	14,133	2.7%	12,236	2.4%	1,897	15.5%
Travel and entertainment	16,786	3.2%	14,644	2.9%	2,142	14.6%
Supplies, research and printing	7,700	1.5%	7,769	1.5%	(69)	(0.9)%
Other	40,573	7.8%	31,162	6.2%	9,411	30.2%

Total operating expenses	421,653	81.5%	394,217	78.5%	27,436	7.0%

Operating income	95,773	18.5%	107,773	21.5%	(12,000)	(11.1)%
Interest and other income, net	33,525	6.5%	32,043	6.4%	1,482	4.6%
Interest expense	(42)	0.0%	(47)	0.0%	5	(10.6)%
(Increase) decrease in payable under the tax receivable agreement	(1,025)	(0.2)%	2,143	0.4%	(3,168)	(147.8)%

Income before taxes	128,231	24.8%	141,912	28.3%	(13,681)	(9.6)%
Income tax expense	51,036	9.9%	57,949	11.5%	$(6,913)	(11.9)%

Net income	$77,195	14.9%	$83,963	16.7%	$(6,768)	(8.1)%

Adjusted EBITDA (1)	$133,550	25.8%	$141,263	28.1%	$(7,713)	(5.5)%

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

Revenues.    Our total revenues were $517.4 million for the year ended December 31, 2016 compared to $502.0 million for the same period in 2015, an increase of $15.4 million, or 3.1%. Revenues increased primarily as a result of a 7.9% increase in production volumes and related revenues in a majority of our capital markets services platforms.

•

The revenues we generated from capital markets services for the year ended December 31, 2016 increased $10.6 million, or 2.2%, to $498.6 million from $487.9 million for the same period in 2015. The increase is primarily attributable to the 7.9% increase in production volumes.

•

The revenues derived from interest on mortgage notes receivable was $15.2 million for the year ended December 31, 2016 compared to $11.2 million for the same period in 2015, an increase of $4.0 million, or 35.6%. The increase is due to holding the loans for a longer period of time in conjunction with our participation in the Freddie Mac Program during 2016 as compared to 2015.

•

The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were $3.6 million for the year ended December 31, 2016 compared to $2.8 million for the same period in 2015, an increase of approximately $0.8 million, or 27.9%.

Total Operating Expenses.    Our total operating expenses were $421.7 million for the year ended December 31, 2016 compared to $394.2 million for the same period in 2015, an increase of $27.4 million, or 7.0%. Expenses increased primarily due to increased compensation-related costs within cost of services and personnel costs as a result of increases in commissions and other incentive compensation directly related to the increase in capital markets services revenue, an increase in headcount and an increase in performance-based compensation. Additionally, due to the increased production volume and headcount, we experienced increased expenses for travel and entertainment and occupancy.

•

The costs of services for the year ended December 31, 2016 increased approximately $10.6 million, or 3.8%, to $291.3 million from $280.7 million for the same period in 2015. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the 2.2% increase in capital markets services revenues. Additionally, contributing to the increase in cost of services are higher salary and fringe benefit costs from increased headcount to support the increase in production volume. Cost of services as a percentage of capital markets services revenues were approximately 58.4% and 57.5% for the years ended December 31, 2016 and December 31, 2015, respectively. This percentage increase in 2016 is primarily attributable to the fixed portion of cost of services, such as salaries for our analysts and fringe benefit costs, increasing at a higher percentage than the increase in capital markets services revenues.

•

Personnel expenses that are not directly attributable to providing services to our clients for the year ended December 31, 2016 increased $3.4 million, or 7.2%, to $51.2 million from $47.7 million for the same period in 2015. The increase is primarily related to an increase in salaries and benefit costs. Offsetting this increase is a $3.0 million decrease in the 2016 firm and office profit participation plan expense resulting from the lower operating income during the year ended December 31, 2016. Personnel expenses are impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. These increases in personnel expenses were driven by an increase in stock compensation (excluding stock compensation relating to the firm and office profit participation plans) of $3.7 million.

The stock compensation expense, which is included in personnel expenses, for the year ended December 31, 2016 was $12.3 million as compared to $8.6 million for the same period in 2015, an increase of $3.7 million. This increase was driven by an increase in stock compensation costs of $1.3 million related to the profit participation awards. This increase was additionally due to restricted stock unit awards granted in February 2016, of which there was no such cost in 2015. At December 31, 2016, there was approximately $28.7 million of unrecognized compensation cost related to share-based awards. The weighted average remaining contractual term of the nonvested restricted stock units is 2.5 years as of December 31, 2016.

•

Occupancy and travel and entertainment expenses for the year ended December 31, 2016 increased $4.0 million, or 15.0%, to $30.9 million compared to the same period in 2015. This increase is primarily due to increased occupancy costs associated with our increased headcount and travel and entertainment costs stemming from the increase in capital markets services revenues.

•

Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $40.6 million in the year ended December 31, 2016, an increase of $9.4 million, or 30.2%, versus $31.2 million in the year ended December 31, 2015. This increase is primarily related to an increase in our interest expense on our warehouse lines of credit supporting our participation in the Freddie Mac Program business of $3.8 million, an increase of $3.5 million in other operating expenses, and an increase of $2.6 million in depreciation and amortization.

Operating income.    Our operating income in 2016 was $95.8 million, a decrease of $12.0 million from $107.8 million in 2015 attributable to the factors discussed above.

Interest and other income, net.    Interest and other income, net in 2016 increased $1.5 million, or 4.6%, to $33.5 million from $32.0 million in 2015. This increase was primarily due to an increase in the valuation of servicing rights, which was partially offset by decreases in gains on sale of mortgage servicing rights from the sale of certain mortgage servicing rights that were part of a securitization pool and decreases in securitization compensation.

Interest expense.    The interest expense we incurred during the year ended December 31, 2016 totaled $42,000 compared to $47,000 of similar expenses incurred in the year ended December 31, 2015.

Net Income.    Our net income for the year ended December 31, 2016 was $77.2 million, a decrease of $6.8 million, or 8.1%, versus $84.0 million for the same fiscal period in 2015. In addition to the factors affecting operating income, interest and other income, net and interest expense discussed above, other factors impacting net income included:

•

The increase in the payable under the tax receivable agreement of $1.0 million and the decrease of $2.1 million for the years ended December 31, 2016 and 2015, respectively, primarily reflects the change in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement as we are obligated to pay HFF Holdings 85% of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis pursuant to our election under Section 754. Each year we update the tax rates used to measure the deferred tax assets which resulted in an increase in deferred tax assets of $1.2 million and a decrease of $2.6 million for 2016 and 2015, respectively, as such, 85% of these amounts impacted the amounts anticipated to be paid to HFF Holdings and therefore we increased the payable under the tax receivable agreement by $1.0 million in 2016 and decreased it by $2.1 million in 2015.

•

Income tax expense was approximately $51.0 million for the year ended December 31, 2016, a decrease of approximately $6.9 million over $57.9 million in the year ended December 31, 2015. This decrease is primarily due to the lower income before income taxes in 2016 as compared to 2015. During the year ended December 31, 2016, the Company recorded current income tax expense of $34.5 million and deferred income tax expense of approximately $16.5 million. During the year ended December 31, 2015, the Company recorded current income tax expense of $41.7 million and a deferred income tax expense of $16.2 million. For further detail relating to the Operating Partnerships’ tax basis step-up election under Section 754, refer to Note 13 to our consolidated financial statements.

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

•

The revenues derived from interest on mortgage notes receivable was $11.2 million for the year ended December 31, 2015 compared to $4.6 million for the same period in 2014, an increase of $6.6 million, or 143.4%. The increase is due to a higher average loan value and an increase in the number of loans originated in our participation in the Freddie Mac Program during 2015 as compared to 2014.

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

The stock compensation cost, which is included in personnel expenses, for the year ended December 31, 2015 was $8.6 million as compared to $9.8 million for the same period in 2014, a decrease of $1.2 million. This decrease is primarily due to decreased expense of $3.3 million for the mark-to-market adjustment on restricted stock unit awards accounted for as liability awards which fully vested on March 1, 2014 and therefore there was no such expense in 2015. This decrease was partially offset by an increase in stock compensation costs of $1.5 million for restricted stock unit awards granted in February 2015, of which there was no such cost in 2014. At December 31, 2015, there was approximately $20.2 million of unrecognized compensation cost related to share-based awards. The weighted average remaining contractual term of the nonvested restricted stock units is 2.9 years as of December 31, 2015.

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

•

Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $31.2 million in the year ended December 31, 2015, an increase of $8.3 million, or 36.4%, versus $22.8 million in the year ended December 31, 2014. This increase is primarily related to an increase in our interest expense on our warehouse lines of credit supporting our participation in the Freddie Mac Program business of $3.1 million, an increase of $2.1 million in other operating expenses, an increase of $1.3 million for professional fees and an increase of $1.4 million in depreciation and amortization.

Operating income.    Our operating income in 2015 was $107.8 million, an increase of $22.9 million from $84.8 million in 2014 attributable to the factors discussed above.

Interest and other income, net.    Interest and other income, net in 2015 increased $14.1 million, or 78.8%, to $32.0 million from $17.9 million in 2014. This increase was primarily due to increased income from a higher number of loans originated in our participation in Freddie Mac’s Multifamily Program Plus® Seller/Servicer program during 2015 as compared to 2014. The increase in loan volume resulted in increased gains on sale of mortgage servicing rights from the sale of certain mortgage servicing rights that were part of a securitization pool, an increase in securitization compensation and an increase in the valuation of servicing rights.

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

•

Income tax expense was approximately $57.9 million for the year ended December 31, 2015, an increase of approximately $15.7 million over $42.2 million in the year ended December 31, 2014. This increase is primarily due to the higher income before income taxes in 2015 as compared to 2014. During the year ended December 31, 2015, the Company recorded current income tax expense of $41.7 million and deferred income tax expense of approximately $16.2 million. During the year ended December 31, 2014, the Company recorded current income tax expense of $27.2 million and a deferred income tax expense of $15.0 million. For further detail relating to the Operating Partnerships’ tax basis step-up election under Section 754, refer to Note 13 to our consolidated financial statements

Financial Condition

Total assets decreased to $716.7 million at December 31, 2016 compared to $742.5 million at December 31, 2015 due primarily to:

•

A decrease in mortgage notes receivable of $28.0 million to $290.9 million at December 31, 2016 from $319.0 million at December 31, 2015 due to a decreased number of loans outstanding related to our Freddie Mac Program business at December 31, 2016 as compared to December 31, 2015.

•	A decrease in the Deferred Tax Asset of $17.3 million primarily due to the amortization of the section 754 step-up in basis.

These decreases were partially offset by an increase in intangible assets, net of $9.6 million to $36.6 million at December 31, 2016 from $27.0 million at December 31, 2015, an increase in cash and cash equivalents of $1.7 million, an increase in prepaid expenses and other assets of $4.7 million, an increase in property plant and equipment of $2.2 million and an increase in other noncurrent assets of $2.9 million.

Total liabilities decreased to $480.1 million at December 31, 2016 compared to $528.0 million at December 31, 2015, due primarily to:

•

A decrease in our warehouse lines of credit of $27.6 million due to a lower number of loans outstanding related to our Freddie Mac Program business at December 31, 2016 as compared to December 31, 2015.

•	A decrease in accrued compensation and related taxes of $11.8 million due to decreases in accrued commissions and accrued Profit Participation of $6.1 million and $4.9 million respectively.

•	A decrease in the payable under the tax receivable agreement of $10.3 million primarily due to the payment of $10.8 million to HFF Holdings for the 2016 tax year.

Stockholders’ equity increased to $236.5 million at December 31, 2016 from $214.5 million at December 31, 2015 primarily due to the $77.2 million of net income earned during the year ended December 31, 2016 and the recording of stock based compensation of $16.7 million in 2016 which were partially offset by a dividend payment of $68.4 million and a payment of $3.0 million to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of payments under the tax receivable agreement and payment of commissions and bonuses to employees.

2016

Cash and cash equivalents increased $1.7 million in the year ended December 31, 2016. Net cash of $79.3 million was provided by operating activities, primarily resulting from $77.2 million of net income and $2.6 million of proceeds from the sale of the cashiering portion of mortgage servicing rights on certain loans that were part of a securitization pool. These increases of cash were partially offset by a $10.8 million payment to HFF Holdings under the tax receivable agreement, a $7.4 million decrease in accrued compensation and related taxes, and a $4.8 million increase in prepaid taxes, prepaid expenses and other current assets. Cash of $5.3 million was used for investing in property and equipment. Financing activities used $72.4 million of cash which was primarily due to a $68.4 million dividend payment that we made to holders of our Class A common stock on February 19, 2016. Additionally, payments on certain capital leases used $0.6 million and $3.0 million was used to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings.

2015

Cash and cash equivalents increased $1.9 million in the year ended December 31, 2015. Net cash of $77.7 million was provided by operating activities, primarily resulting from $84.0 million of net income, $6.1 million of proceeds from the sale of the cashiering portion of mortgage servicing rights on certain loans that were part of a securitization pool and an increase in accrued compensation and related taxes of $10.2 million. These increases of cash were partially offset by a $10.8 million payment to HFF Holdings under the tax receivable agreement and a $17.1 million decrease in other accrued liabilities (which includes a $16.6 million decrease in client advances). Cash of $5.9 million was used for investing in property and equipment. Financing activities used $69.9 million of cash which was primarily due to a $67.8 million dividend payment that we made to holders of our Class A common stock on February 13, 2015. Additionally, payments on certain capital leases used $0.4 million, $2.4 million was used to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings and we recognized a $0.5 million incremental tax adjustment related to share-based award activities.

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At December 31, 2016, our cash and cash equivalents of $235.6 million were invested or held at two financial institutions in a mix of money market funds and bank demand deposit accounts. Our current liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash levels, credit lines, interest and payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements.

Over the twelve month period ended December 31, 2016, we generated approximately $79.3 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the year ended December 31, 2016, we incurred approximately $421.7 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the year ended December 31, 2016, approximately 61.8% of our operating expenses were variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our working capital needs. However, if the economy deteriorates in the future we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. As of February 17, 2017, our cash and cash equivalents were approximately $175.8 million. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

On January 24, 2017, our board of directors declared a special cash dividend of $1.57 per share of Class A common stock to stockholders of record on February 9, 2017. The aggregate dividend payment was paid on February 21, 2017 and totaled approximately $60.0 million based on the number of shares of Class A common stock then outstanding. Additionally, 95,648 restricted stock units (dividend equivalent units) were granted for those unvested and vested but not issued restricted stock units as of the record date of February 9, 2017. These dividend equivalent units follow the same vesting terms as the underlying restricted stock units. On January 22, 2016, our board of directors declared a special cash dividend of $1.80 per share of Class A common stock to stockholders of record on February 8, 2016. The aggregate dividend payment was paid on February 19, 2016 and totaled approximately $68.4 million based on the number of shares of Class A common stock then outstanding. Additionally, 82,536 restricted stock units (dividend equivalent units) were granted for those unvested and vested but not issued restricted stock units as of the record date of February 8, 2016. These dividend equivalent units follow the same vesting terms as the underlying restricted stock units. We currently do not intend to pay any additional cash dividends on our Class A common stock. The declaration and payment of any future dividends will be at the sole discretion of our board of directors.

Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. We have estimated that the payments that will be made to HFF Holdings will be $111.4 million, of which approximately $11.3 million is anticipated to be paid during 2017. Our liquidity needs related to our long term obligations are primarily related to our facility leases and capital lease obligations. Additionally, for the year ended December 31, 2016, we incurred approximately $14.1 million in occupancy expenses and approximately $42,000 in interest expense.

We maintain two uncommitted warehouse revolving lines of credit for the purpose of funding the Freddie Mac mortgage loans that we originate in connection with the Freddie Mac Program. We are a party to an uncommitted $450 million financing arrangement with PNC that can be increased to $550 million four times a year for a period of 45 calendar days. We are also party to an uncommitted $125 million financing arrangement with Huntington that can be increased to $150 million three times in a one-year period for 30 business days. Pursuant to these arrangements, PNC or Huntington funds the multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting our participation in the Freddie Mac Program and cannot be used for any other purpose. On September 30, 2016, HFF LP entered into an extended funding agreement with Freddie Mac whereby Freddie Mac can extend the Original Funding Date (as defined in the agreement) on any mortgage that HFF LP funds within the fourth quarter of 2016, to February 15, 2017. In connection with the extended funding agreement with Freddie Mac, PNC agreed to increase the financing arrangement to $2.0 billion. When the extended funding agreement with Freddie Mac expired on February 15, 2017, the capacity under the PNC warehouse agreement reverted to $450 million. As of December 31, 2016, we had outstanding borrowings of $291.0 million under the PNC/Huntington arrangements. Non-cash activity totaling $27.6 million decreased these financing arrangements during the twelve month period ended December 31, 2016 and non-cash activity of $133.5 increased these financing arrangement during the twelve month period ended December 30, 2015. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in Freddie Mac’s Multifamily Program Plus® Seller/Servicer program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

Intangible Assets.    Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, we determine the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering our own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, we have consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of December 31, 2016, the fair value and net book value of the servicing rights were $50.0 million and $36.6 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 177%, the discount rate increased 107% or if there is a 9% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the potential impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.

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

The net deferred tax asset of $112.6 million at December 31, 2016 is comprised mainly of a $117.7 million deferred tax asset related to the Section 754 election tax basis step up. The deferred tax asset related to the Section 754 election tax basis step up of $117.7 million represents annual pre-tax deductions on the Section 754 basis step up and past payments under the tax receivable agreement of approximately $36.4 million in 2017 then increasing to $52.8 million in 2021 and then decreasing over the next nine years to approximately $0.1 million in 2030. In order to realize the anticipated pre-tax benefit of approximately $36.4 million in 2017, the Company needs to generate approximately $318 million in revenue, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit each year, the shortfall becomes a net operating loss that can be carried back 2 years to offset prior years’ taxable income or carried forward 20 years to offset future taxable income. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets

Leases.    The Company leases all of its facilities under operating lease agreements. These lease agreements typically contain tenant improvement allowances. The Company records tenant improvement allowances as leasehold improvement assets, included in property and equipment, net in the Consolidated Balance Sheets, and a related deferred rent liability and amortizes them on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense and a reduction to rent expense, respectively. Lease agreements sometimes contain rent escalation clauses or rent holidays, which are recognized on a straight-line basis over the life of the lease in accordance with ASC 840, Leases (ASC 840). Lease terms generally range from three to eleven years. An analysis is performed on each equipment lease to determine whether it should be classified as a capital or an operating lease according to ASC 840.

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

Mortgage Notes Receivable.    The Company is qualified with Freddie Mac as a participant in the Freddie Mac Program. Under the Freddie Mac Program, the Company originates mortgages based on commitments from Freddie Mac, and then sells the loans to Freddie Mac approximately one month following the loan origination. The Company recognizes interest income on the accrual basis during this holding period based on the contract interest rate in the loan that will be purchased by Freddie Mac.

The Company records mortgage loans held for sale at period end at fair value. The fair value of the mortgage notes receivable is considered a Level 2 asset in the fair value hierarchy as it is based on prices observable in the market for similar loans.

Certain Information Concerning Off-Balance Sheet Arrangements

We do not currently invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at December 31, 2016 (dollars in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Warehouse line of credit	$290,980	$290,980	$—	$—	$—
Capital lease obligations	707	448	259	—	—
Operating lease obligations	56,560	10,371	19,094	14,812	12,283
Purchase obligations	—	—	—	—	—
Employment agreements (1)	108	108	—	—	—

Total contractual obligations	$348,355	$301,907	$19,353	$14,812	$12,283

(1)

From time to time we enter into employment agreements with our transaction professionals. Some of these agreements may include payments to be made to the individual at a specific time, if certain conditions have been met. The Company accrues for these payments over the life of the agreement.

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007 and kept that election in effect for each taxable year in which an exchange of Operating

Partnership partnership units for shares of Class A common stock occurred. The initial sale as a result of the Company’s initial public offering increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows us to reduce the amount of future tax payments to the extent that we have future taxable income. We are obligated, however, pursuant to our Tax Receivable Agreement with HFF Holdings, to pay to HFF Holdings, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of these increases in tax basis and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of our payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of our assets resulting in payments to HFF Holdings, we have estimated the payments that will be made to HFF Holdings will be $111.4 million, of which $11.3 million is anticipated to be paid in 2017, and have recorded this obligation to HFF Holdings as a liability on the consolidated balance sheets.

Seasonality

Our capital markets services revenue has historically been seasonal, which can affect an investor’s ability to compare our financial condition and results of operation on a quarter-by-quarter basis. This seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first half of the year and higher in the second half of the year. The typical concentration of earnings and cash flows in the last half of the year has historically been due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. However, we have seen disruptions, write-offs and credit losses in the global and domestic capital markets, the liquidity issues facing all global capital markets, and in particular the U.S. commercial real estate markets, this historical pattern of seasonality may or may not continue.

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

Recent Accounting Pronouncements

In December 2016, the FASB issued Update 2016-19 – “Technical Corrections and Improvements”, which covers a wide range of Topics in the Accounting Standards Codification (ASC). The amendments in this Update represent changes to clarify, correct errors, or make minor improvements to the ASC, making it easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments generally fall into one of the following categories: amendments related to differences between original guidance and the ASC, guidance clarification and reference corrections, simplification, or minor improvements. Most of the amendments in this Update do not require transition guidance and are effective upon issuance of this Update.

In February 2016, the FASB issued new guidance on the accounting for leases. This new guidance will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability. The new lease accounting requirements are effective for the Company’s 2019 fiscal year with a modified retrospective transition approach required, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In March 2016, the FASB issued changes to the accounting for equity compensation. This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update will be effective for the Company beginning in fiscal year 2017. The Company expects the impact of the new guidance will be immaterial to the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which is required to be adopted by the Company in fiscal year 2018. This ASU supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. The standard implements a five-step model for determining when and how revenue is recognized. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method).

We are still evaluating the impact of the new revenue recognition standard. We have identified an implementation team responsible for assessing the impact of ASU No. 2014-09 on our contracts and we will continue our evaluation and assessment on the impact on our financial statements and related disclosures.

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

Management assessed the effectiveness of HFF’s internal control over financial reporting as of December 31, 2016, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2016, its system of internal control over financial reporting is properly designed and operating effectively to achieve the criteria of the “Internal Control — Integrated Framework.” Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued an attestation report on HFF’s internal control over financial reporting.

Dated: March 1, 2017	/s/ Mark D. Gibson
Mark D. Gibson
Chief Executive Officer

Dated: March 1, 2017	/s/ Gregory R. Conley
Gregory R. Conley
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

HFF, Inc.

We have audited the accompanying consolidated balance sheets of HFF, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HFF, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HFF, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

March 1, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

HFF, Inc.

We have audited HFF, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). HFF Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, HFF, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HFF, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of HFF, Inc. and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

March 1, 2017

HFF, Inc.

Consolidated Balance Sheets

	December 31
	2016	2015
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$235,582	$233,904
Accounts receivable	2,124	4,003
Receivable from affiliate	—	4
Mortgage notes receivable	290,933	318,951
Prepaid taxes	1,118	1,007
Prepaid expenses and other current assets	12,971	8,291

Total current assets	542,728	566,160
Property and equipment, net	15,837	13,592
Deferred tax asset	112,557	129,877
Goodwill	3,712	3,712
Intangible assets, net	36,614	27,022
Other noncurrent assets	5,211	2,167

Total assets	$716,659	$742,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$448	$500
Warehouse line of credit	290,980	318,618
Accrued compensation and related taxes	44,685	56,478
Accounts payable	2,065	2,118
Current portion of payable under the tax receivable agreement	11,315	10,796
Other current liabilities	18,803	18,780

Total current liabilities	368,296	407,290
Deferred rent credit	11,485	9,827
Payable under the tax receivable agreement	100,077	110,395
Long-term debt, less current portion	259	514

Total liabilities	480,117	528,026
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 shares authorized; 38,463,448 and 38,351,367 shares issued, respectively; and 38,091,123 and 37,854,312 outstanding, respectively	385	383
Treasury stock, 372,325 and 497,055 shares at cost, respectively	(11,477)	(11,378)
Additional paid-in-capital	132,513	117,216
Retained earnings	115,121	108,283

Total equity	236,542	214,504

Total liabilities and stockholders’ equity	$716,659	$742,530

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Income

	Years Ending December 31,
	2016	2015	2014
	(Dollars in thousands)
Revenues
Capital markets services revenue	$498,590	$487,941	$418,969
Interest on mortgage notes receivable	15,198	11,205	4,603
Other	3,638	2,844	2,346

	517,426	501,990	425,918
Expenses
Cost of services	291,290	280,674	242,393
Personnel	51,171	47,732	47,390
Occupancy	14,133	12,236	9,848
Travel and entertainment	16,786	14,644	12,304
Supplies, research, and printing	7,700	7,769	6,310
Insurance	2,242	2,472	2,036
Professional fees	5,493	5,787	4,475
Depreciation and amortization	11,834	9,194	7,830
Interest on warehouse line of credit	9,385	5,540	2,425
Other operating	11,619	8,169	6,080

	421,653	394,217	341,091

Operating income	95,773	107,773	84,827
Interest and other income, net	33,525	32,043	17,926
Interest expense	(42)	(47)	(41)
(Increase) decrease in payable under the tax receivable agreement	(1,025)	2,143	800

Income before taxes	128,231	141,912	103,512
Income tax expense	51,036	57,949	42,226

Net income	$77,195	$83,963	$61,286

Earnings per share — Basic and Diluted
Income available to HFF, Inc. common stockholders — Basic	$2.02	$2.21	$1.62

Weighted average shares outstanding — Basic	38,245,682	37,975,997	37,758,519

Income available to HFF, Inc. common stockholders —Diluted	$1.99	$2.18	$1.61

Weighted average shares outstanding — Diluted	38,843,156	38,449,212	37,982,351

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2013	37,248,416	$372	250,380	$(2,760)	$76,097	$101,865	$175,574
Issuance of Class A common stock, net	626,567	9	—	—	(9)	—	—
Repurchase of Class A common stock	(197,002)	—	197,002	(6,282)	—	—	(6,282)
Incremental tax adjustment from stock-based award activities	—	—	—	—	979	—	979
Stock compensation and other, net	—	—	—	—	23,054	—	23,054
Dividends paid	—	—	—	—	1,027	(69,193)	(68,166)
Net income	—	—	—	—	—	61,286	61,286

Stockholders’ equity, December 31, 2014	37,677,981	$381	447,382	$(9,042)	$101,148	$93,958	$186,445
Issuance of Class A common stock, net	244,649	2	(18,645)	40	187	—	229
Repurchase of Class A common stock	(68,318)	—	68,318	(2,376)	—	—	(2,376)
Incremental tax adjustment from stock-based award activities	—	—	—	—	465	—	465
Stock compensation and other, net	—	—	—	—	13,599	—	13,599
Dividends paid	—	—	—	—	1,817	(69,638)	(67,821)
Net income	—	—	—	—	—	83,963	83,963

Stockholders’ equity, December 31, 2015	37,854,312	$383	497,055	$(11,378)	$117,216	$108,283	$214,504
Issuance of Class A common stock, net	348,892	2	(236,811)	2,880	(2,789)	—	93
Repurchase of Class A common stock	(112,081)	—	112,081	(2,979)	—	—	(2,979)
Incremental tax adjustment from stock-based award activities	—	—	—	—	(581)	—	(581)
Stock compensation and other, net	—	—	—	—	16,672	—	16,672
Dividends paid	—	—	—	—	1,995	(70,357)	(68,362)
Net income	—	—	—	—	—	77,195	77,195

Stockholders’ equity, December 31, 2016	38,091,123	$385	372,325	$(11,477)	$132,513	$115,121	$236,542

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

	2016	2015	2014
Operating activities
Net income	$77,195	$83,963	$61,286
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	12,310	8,579	9,820
Incremental tax adjustment from share-based award activities	581	(465)	(979)
Deferred income taxes	16,534	16,173	15,049
Payable under the tax receivable agreement	1,025	(2,143)	(800)
Depreciation and amortization:
Property and equipment	3,268	2,522	2,061
Intangibles	8,565	6,678	5,769
Gain on sale and initial recording of mortgage servicing rights	(16,033)	(16,761)	(8,069)
Mortgage service rights assumed	(4,420)	(4,090)	(4,089)
Proceeds from sale of mortgage servicing rights	2,612	6,096	2,546
Increase (decrease) in cash from changes in:
Accounts receivable	1,879	(2,541)	(369)
Payable to/(receivable from) affiliate	4	(2)	(2)
Payable under the tax receivable agreement	(10,824)	(10,822)	(10,660)
Mortgage notes receivable	27,638	(133,490)	(91,541)
Net borrowings on warehouse line of credit	(27,638)	133,490	91,541
Prepaid taxes, prepaid expenses and other current assets	(4,791)	(4,526)	(515)
Other noncurrent assets	(3,044)	(1,152)	(449)
Accrued compensation and related taxes	(7,431)	10,163	11,316
Accounts payable	(53)	31	709
Other accrued liabilities	328	(17,115)	25,486
Other long-term liabilities	1,611	3,102	1,503

Net cash provided by operating activities	79,316	77,690	109,613
Investing activities
Purchases of property and equipment	(5,254)	(5,897)	(5,004)

Net cash used in investing activities	(5,254)	(5,897)	(5,004)
Financing activities
Payments on long-term debt	(555)	(439)	(349)
Proceeds from stock options exercised	93	229	—
Incremental tax adjustment from share-based award activities	(581)	465	979
Treasury stock	(2,979)	(2,376)	(6,282)
Dividends paid	(68,362)	(67,821)	(68,166)

Net cash used in financing activities	(72,384)	(69,942)	(73,818)

Net increase in cash	1,678	1,851	30,791
Cash and cash equivalents, beginning of period	233,904	232,053	201,262

Cash and cash equivalents, end of period	$235,582	$233,904	$232,053

Supplemental disclosure of cash flow information
Cash paid for income taxes	$34,601	$43,311	$26,438

Cash paid for interest	$9,258	$5,328	$2,472

Supplemental disclosure of non-cash financing activities
Property acquired under capital leases	$249	$801	$561

Dividends on unissued restricted stock units	$1,995	$1,817	$1,027

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

Organization

HFF, Inc., a Delaware corporation (the “Company”), through its Operating Partnerships, Holliday Fenoglio Fowler, L.P., a Texas limited partnership (“HFF LP”), and HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”), is a commercial real estate financial intermediary providing commercial real estate and capital markets services including debt placement, investment sales, equity placements, investment banking and advisory services, loan sales and loan sale advisory services, commercial loan servicing, and capital markets advice and maintains offices in 23 cities in the United States and effective January 17, 2017, one office in London, United Kingdom. The Company’s operations are impacted by the availability of equity and/or debt as well as credit and liquidity in the domestic and global capital markets especially in the commercial real estate sector. Significant disruptions or changes in domestic and global capital market flows, as well as credit and liquidity issues in the global and domestic capital markets, regardless of their duration, could adversely affect the supply and/or demand for capital from investors for commercial real estate investments which could have a significant impact on all of the Company’s capital market services revenues.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company as of December 31, 2016 and December 31, 2015 include the accounts of HFF LP, HFF Securities and the Company’s direct wholly-owned subsidiaries, Holliday GP and Partnership Holdings. All significant intercompany accounts and transactions have been eliminated. As the sole stockholder of Holliday GP (the sole general partner of the Operating Partnerships), HFF, Inc. operates and controls all of the business and affairs of the Operating Partnerships. The Company consolidates the financial results of the Operating Partnerships.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts and short-term investments with original maturities of three months or less. At December 31, 2016, our cash and cash equivalents were invested or held in a mix of money market funds and bank demand deposit accounts at two financial institutions.

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

Mortgage Notes Receivable

The Company is qualified with the Federal Home Loan Mortgage Corporation (Freddie Mac) as a Freddie Mac Multifamily Approved Seller/Servicer for Conventional and Senior Housing Loans provider (Freddie Mac Program). Under this Freddie Mac Program, the Company originates mortgages based on commitments from Freddie Mac, and then sells the loans to Freddie Mac approximately one month following the loan origination. The Company recognizes interest income on the accrual basis during this holding period based on the contract interest rate in the loan that will be purchased by Freddie Mac (see Note 8).

The Company records mortgage loans held for sale at period end at fair value.

Freddie Mac requires HFF LP to meet minimum net worth and liquid assets requirements and to comply with certain other standards. As of December 31, 2016, HFF LP met Freddie Mac’s minimum net worth and liquid assets requirements.

Advertising

Costs associated with advertising are expensed as incurred. Advertising expense was $1.0 million, $0.9 million and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in other operating expenses in the accompanying consolidated statements of income.

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

Depreciation expense was $3.3 million, $2.5 million and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Prepaid Compensation Under Employment Agreements

The Company entered into employment agreements with certain employees whereby sign-up bonuses and incentive compensation payments were made during 2016, 2015 and 2014. In most cases, the sign-up bonuses and the incentive compensation are to be repaid to the Company upon voluntary termination by the employee or termination by cause (as defined) by the Company prior to the termination of the employment agreement. The total cost of the employment agreements is being amortized by the straight-line method over the term of the agreements and is included in cost of services on the accompanying consolidated statements of income. As of December 31, 2016 and 2015, there was a total of approximately $6.8 million and $3.0 million of unamortized costs related to HFF LP agreements, respectively.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Intangible Assets

Intangible assets include mortgage servicing rights under agreements with third-party lenders.

Servicing rights are capitalized for servicing assumed on loans originated and sold to Freddie Mac with servicing retained based on an allocation of the carrying amount of the loan and the servicing right in proportion to the relative fair values at the date of sale. Servicing rights are recorded at the lower of cost or market.

Mortgage servicing rights do not trade in an active, open market and therefore, do not have readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the net present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The cost of servicing, prepayment rates and discount rates are the most sensitive factors affecting the estimated fair value of the servicing rights. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering the Company’s own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, the Company has consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

be less than the expense that would have been recognized in the performance year under the previous Plan design. The Company expects that difference will be recognized as an increase in expense over the subsequent three years, irrespective of the Company’s financial performance in the future periods.

Stock Based Compensation

ASC 718, Compensation — Stock Compensation (ASC 718), requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The fair value of the restricted stock unit awards is calculated as the market value of the Company’s Class A common stock on the date of grant. The Company’s awards are subject to graded or cliff vesting. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions for all stock-based payment awards are evaluated on a quarterly basis and updated as necessary.

Income Taxes

HFF, Inc. and Holliday GP are corporations, and the Operating Partnerships are limited partnerships. The Operating Partnerships are subject to state and local income taxes. Income and expenses of the Operating Partnerships are passed through and reported on the corporate income tax returns of HFF, Inc. and Holliday GP. Income taxes shown on the Company’s consolidated statements of income reflect federal income taxes of the corporation and business and corporate income taxes in various jurisdictions. These taxes are assessed on the net income of the corporations, including its share of the Operating Partnerships’ net income.

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

Recent Accounting Pronouncements

In December 2016, the Financial Accounting Standards Board (“FASB”) issued Update 2016-19 — “Technical Corrections and Improvements”, which covers a wide range of Topics in the Accounting Standards Codification (ASC). The amendments in this Update represent changes to clarify, correct errors, or make minor improvements to the ASC, making it easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments generally fall into one of the following categories: amendments related to differences between original guidance and the ASC, guidance clarification and reference corrections, simplification, or minor improvements. Most of the amendments in this Update do not require transition guidance and are effective upon issuance of this Update.

In March 2016, the FASB issued changes to the accounting for equity compensation. This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update will be effective for the Company beginning in fiscal year 2017. The Company expects the impact of the new guidance to be immaterial to the Company’s consolidated financial statements.

In February 2016, the FASB issued new guidance on the accounting for leases. This new guidance will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability. The new lease accounting requirements are effective for the Company’s 2019 fiscal year with a modified retrospective transition approach required, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which is required to be adopted by the Company in fiscal year 2018. This ASU supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. The standard implements a five-step model for determining when and how revenue is recognized. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method).

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

We are still evaluating the impact of the new revenue recognition standard. We have identified an implementation team responsible for assessing the impact of ASU No. 2014-09 on our contracts and we will continue our evaluation and assessment on the impact on our financial statements and related disclosures.

3.	Stock Compensation

ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. For stock options, the Company uses the simplified method to determine the expected term of the option. Expected volatility used to value stock options is based on the Company’s historical volatility. The Company has not granted any stock options since 2010. The fair value of the restricted stock unit awards is calculated as the market value of the Company’s Class A common stock on the date of grant. The Company’s awards are subject to graded or cliff vesting. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. Forfeiture assumptions for all stock-based payment awards are evaluated on a quarterly basis and updated as necessary. A summary of the cost of the awards granted during the years ended December 31, 2016 and 2015 is provided below.

Equity Incentive Plan

Prior to the effective date of the initial public offering, the stockholder of HFF, Inc. and the Board of Directors adopted the HFF, Inc. 2006 Omnibus Incentive Compensation Plan (the “2006 Plan”). The 2006 Plan authorized the grant of deferred stock, restricted stock, stock options, stock appreciation rights, stock units, stock purchase rights and cash-based awards. Upon the effective date of the registration statement, grants were awarded under the 2006 Plan to certain employees and non-employee members of the board of directors. The 2006 Plan imposed limits on the awards that may be made to any individual during a calendar year. The number of shares available for awards under the terms of the 2006 Plan was 3,500,000 (subject to stock splits, stock dividends and similar transactions). On May 26, 2016, the stockholders of HFF, Inc. adopted the 2016 Equity Incentive Plan (the “2016 Equity Plan”). The 2016 Equity Plan replaces the 2006 Plan and reserves for 3,859,524 (including 109,524 shares not previously awarded under the 2006 Plan) shares for issuance of awards. The 2016 Equity Plan authorizes the grant of options, SARs, restricted stock, restricted stock units and other stock-based awards. For a full copy of the 2016 Equity Plan, see Annex B to the Proxy Statement filed with the SEC on April 29, 2016.

The stock compensation cost that has been charged against income for the years ended December 31, 2016, 2015 and 2014 was $12.3 million, $8.6 million and $9.8 million, respectively, which is recorded in “Personnel” expenses in the consolidated statements of income. At December 31, 2016, there was approximately $28.7 million of unrecognized compensation cost related to share based awards.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The fair value of stock options is estimated on the grant date using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for stock options still outstanding as of December 31, 2016:

Dividend yield	0.0%
Expected volatility	72.8%
Risk-free interest rate	2.2%
Expected life (in years)	6.0

The following table presents options outstanding for the years ended December 31, 2014, 2015 and 2016 and their related weighted average exercise price, weighted average remaining contractual term and intrinsic value:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in ‘000’s)
Balance at January 1, 2014	51,586	$8.92	5.0 years	$925
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Balance at December 31, 2014	51,586	$8.92	4.0 years	$1,393

Granted	—	—	—	—
Exercised	(26,594)	8.61	2.5	875
Forfeited or expired	—	—	—	—

Balance at December 31, 2015	24,992	$9.25	3.5 years	$777

Granted	—	—	—	—
Exercised	(5,338)	17.41	0.2	159
Forfeited or expired	—	—	—	—

Balance at December 31, 2016	19,654	$7.04	3.1 years	$595

No options were granted, vested, forfeited or expired during the years ended December 31, 2016, 2015 and 2014. During the year ended December 31, 2016, 5,338 options were exercised for which treasury shares were re-issued.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of restricted stock units (“RSU”) activity and related information during the period was as follows:

	RSU’s with no vesting period	RSU’s with graded or cliff vesting period	Total
Balance at January 1, 2014	127,288	547,792	675,080
Granted	12,877	940,007	952,884
Dividend on issued RSU’s	7,900	34,208	42,108
Converted to common stock	(4,878)	(621,689)	(626,567)
Forfeited or expired	—	—	—

Balance at December 31, 2014	143,187	900,318	1,043,505
Granted	9,108	461,597	470,705
Dividend on unissued RSU’s	6,748	42,635	49,383
Converted to common stock	(2,793)	(215,262)	(218,055)
Forfeited or expired	—	(49,689)	(49,689)

Balance at December 31, 2015	156,250	1,139,599	1,295,849
Granted	12,372	1,060,434	1,072,806
Dividend on unissued RSU’s	11,576	70,960	82,536
Converted to common stock	(2,035)	(341,519)	(343,554)
Forfeited or expired	—	(26,745)	(26,745)

Balance at December 31, 2016	178,163	1,902,729	2,080,892

As of December 31, 2016, there were 2,080,892 RSU’s outstanding. The fair value of vested RSU’s was $5.9 million and $5.1 million at December 31, 2016 and December 31, 2015, respectively. The RSU exercises will be settled through either the issuance of new shares of Class A common stock or treasury shares.

The weighted average remaining contractual term of the nonvested restricted stock units is 2.5 years as of December 31, 2016.

On February 14, 2017, the board of directors for the Company granted 249,998 restricted stock units with a fair value of $7.4 million which vest over a five year period with 20% vesting increments starting on the first anniversary of the grant. Additionally, on February 14, 2017, the board of directors for the Company granted 472,088 restricted stock units with a fair value of $14.0 million in connection with the 2016 office and firm profit participation plans and executive bonus plan which vest over a three year period with one-third vesting on each of the first, second and third anniversary of the grant.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31
	2016	2015
Furniture and equipment	$7,667	$7,055
Computer equipment	2,145	1,555
Capitalized software costs	2,043	882
Leasehold improvements	15,813	13,454

Subtotal	27,668	22,946
Less accumulated depreciation and amortization	(11,831)	(9,354)

	$15,837	$13,592

At December 31, 2016 and 2015, the Company has recorded capital leased office equipment within furniture and equipment of $1.9 million and $1.7 million, respectively, including accumulated amortization of $1.2 million and $0.8 million, respectively, which is included within depreciation and amortization expense on the accompanying consolidated statements of income. See Note 7 for discussion of the related capital lease obligations.

5.	Intangible Assets

The Company’s intangible assets are summarized as follows (in thousands):

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Mortgage servicing rights	$64,648	$(28,034)	$36,614	$49,771	$(22,849)	$26,922
Unamortizable intangible assets:
FINRA license	—	—	—	100	—	100

Total intangible assets	$64,648	$(28,034)	$36,614	$49,871	$(22,849)	$27,022

As of December 31, 2016, 2015 and 2014, the Company serviced $58.0 billion, $48.7 billion and $39.3 billion, respectively, of commercial loans. The Company earned $23.2 million, $20.0 million and $17.0 million in servicing fees and interest on float and escrow balances for the years ended December 31, 2016, 2015 and 2014, respectively. These revenues are recorded as capital markets services revenues in the consolidated statements of income.

The total commercial loan servicing portfolio includes loans for which there is no corresponding mortgage servicing right recorded on the balance sheet, as these servicing rights were assumed prior to January 1, 2007 and involved no initial consideration paid by the Company. The Company has recorded mortgage servicing rights of $36.6 million and $26.9 million on $56.5 billion and $45.2 billion, respectively, of the total loans serviced as of December 31, 2016 and 2015.

The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (CMBS), Freddie Mac and limited-service life company loans.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Changes in the carrying value of mortgage servicing rights for the years ended December 31, 2016 and 2015 (in thousands):

Category	12/31/15	Capitalized	Amortized	Sold / Transferred	12 /31 /16
Freddie Mac	$7,074	$14,480	$(2,257)	$(3,063)	$16,234
CMBS	16,768	1,059	(3,997)	2,417	16,247
Life company	2,729	2,849	(2,011)	—	3,567
Life company — limited	351	515	(300)	—	566

Total	$26,922	$18,903	$(8,565)	$(646)	$36,614

Category	12/31/14	Capitalized	Amortized	Sold / Transferred	12 /31 /15
Freddie Mac	$5,199	$10,470	$(1,447)	$(7,148)	$7,074
CMBS	13,021	1,541	(3,428)	5,634	16,768
Life company	1,913	2,357	(1,541)	—	2,729
Life company — limited	414	192	(255)	—	351

Total	$20,547	$14,560	$(6,671)	$(1,514)	$26,922

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $14.5 million and $10.5 million on $4.4 billion and $4.8 billion of loans, respectively, during the years ended December 31, 2016 and 2015, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration on the CMBS and Life company tranches of $4.4 million and $4.1 million on $10.7 billion and $9.2 billion of loans, respectively, during the years ended December 31, 2016 and 2015. These amounts are recorded in interest and other income, net in the consolidated statements of income. During each of 2016 and 2015, certain Freddie Mac loans were securitized and the Company sold the cashiering portion of these Freddie Mac mortgage servicing rights. While the Company transferred the risks and rewards of ownership of the cashiering portion of the relevant mortgage servicing rights, the Company continues to perform limited servicing activities on these securitized loans. Therefore, the remaining servicing rights were transferred to the CMBS servicing tranche. The net result of these transactions was the Company recording a gain in each of the years ended December 31, 2016 and 2015 of $2.0 million and $4.6 million, respectively, within interest and other income, net in the consolidated income statements. The Company also received securitization compensation in relation to securitization of certain Freddie Mac mortgage servicing rights in the years ended December 31, 2016 and 2015 of $5.5 million and $7.4 million, respectively. The securitization compensation is recorded within interest and other income, net in the consolidated statements of income.

Amortization expense related to intangible assets was $8.6 million, $6.7 million, and $5.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is reported in depreciation and amortization in the consolidated statements of income.

Estimated amortization expense for the next five years is as follows (in thousands):

2017	$8,709
2018	7,176
2019	5,221
2020	4,083
2021	3,562

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The weighted-average remaining life of the mortgage servicing rights intangible asset was 6.5 and 6.6 years at December 31, 2016 and 2015, respectively.

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

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2016 (in thousands):

		December 31, 2016 Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Mortgage notes receivable	$290,933	$—	$290,933	$—

Total recurring fair value measurements	$290,933	$—	$290,933	$—

The valuation of mortgage notes receivable is calculated based on already locked in interest rates. These assets are classified as Level 2 in the fair value hierarchy as all inputs are reasonably observable. There are no financial assets accounted for at fair value on a recurring basis at December 31, 2015.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of December 31, 2016 (in thousands):

		December 31, 2016 Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring fair value measurements
Mortgage servicing rights	$36,614	$—	$—	$49,970

Total nonrecurring fair value measurements	$36,614	$—	$—	$49,970

In accordance with GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights and, prior to January 1, 2016, mortgage notes receivable. The mortgage serving rights are recorded at fair value upon initial recording and were not re-measured during 2016 because the Company continued to utilize the amortization method under ASC 860 and the fair value of the mortgage serving rights exceeds the carrying value at December 31, 2016. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. As such, mortgage servicing rights are subject to measurement at fair value on a nonrecurring basis.

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

The fair value of the mortgage notes receivable was based on prices observable in the market for similar loans and equaled carrying value at December 31, 2015. Therefore, no lower of cost or fair value adjustment was required.

Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of December 31, 2016 and 2015 are as follows:

	As of December 31,
	2016	2015
Expected life of cash flows	3 years to 11 years	3 years to 10 years
Discount rate(1)	10% to 16%	14% to 20%
Prepayment rate	0% to 8%	0% to 8%
Inflation rate	2%	2%
Cost of service per loan	$1,920 to $4,997	$1,600 to $4,033

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

7.	Capital Lease Obligations

Capital lease obligations consist of the following at December 31, 2016 and 2015 (in thousands):

	December 31
	2016	2015
Capital lease obligations	$707	$1,014
Less current maturities	448	500

	$259	$514

Capital lease obligations consist primarily of office equipment leases that expire at various dates through May 2019. A summary of future minimum lease payments under capital leases at December 31, 2016 is as follows (in thousands):

2017	$448
2018	219
2019	40
2020	—
2021	—

$707

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

8.	Warehouse Line of Credit

HFF LP maintains two uncommitted warehouse revolving lines of credit for the purpose of funding the Freddie Mac mortgage loans that it originates in connection with the Freddie Mac Program. The Company is a party to an uncommitted $450 million financing arrangement with PNC Bank, N.A. (“PNC”) that can be increased to $550 million four times a year for a period of 45 calendar days. The Company is also party to an uncommitted $125 million financing arrangement with The Huntington National Bank (“Huntington”) that can be increased to $150 million three times in a one-year period for 30 business days. On September 30, 2016, HFF LP entered into an extended funding agreement with Freddie Mac whereby Freddie Mac can extend the Original Funding Date (as defined in the agreement) on any mortgage that HFF LP funds within the fourth quarter of 2016, to February 15, 2017. In connection with the extended funding agreement with Freddie Mac, PNC agreed to increase the financing arrangement to $2.0 billion. Once the extended funding agreement with Freddie Mac expired on February 15, 2017, the capacity under the PNC warehouse agreement reverted to $450 million.

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting the Company’s participation in the Freddie Mac Program and cannot be used for any other purpose. As of December 31, 2016 and December 31, 2015, HFF LP had $291.0 million and $318.6 million, respectively, outstanding on the warehouse lines of credit. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (0.62% and 0.24% at December 31, 2016 and December 31, 2015, respectively) plus a spread. HFF LP is also paid interest on its loan secured by a multifamily loan at the rate in the Freddie Mac note.

9.	Lease Commitments

The Company leases various corporate offices (which leases sometime include parking spaces) and office equipment under noncancelable operating leases. These leases have initial terms of three to eleven years. Several of the leases have termination clauses whereby the term may be reduced by two to eight years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $11.7 million, $10.1 million, and $7.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is recorded within occupancy expense in the consolidated statements of income.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (in thousands):

2017	$10,371
2018	10,032
2019	9,062
2020	8,116
2021	6,696
Thereafter	12,283

$56,560

The Company subleases certain office space to subtenants, some of which may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2019. See Note 4 and Note 7 for further description of the assets and related obligations recorded under these capital leases at December 31, 2016 and 2015, respectively.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

HFF Holdings is not an obligor under, nor does it guarantee, any of the Company’s leases.

10.	Retirement Plan

The Company maintains a retirement savings plan for all eligible employees, in which employees may make deferred salary contributions up to the maximum amount allowable by the IRS. After-tax contributions may also be made up to 50% of compensation. The Company makes matching contributions equal to 50% of the first 6% of both deferred and after-tax salary contributions, up to a maximum of $5,000. The Company’s contributions charged to expense for the plan were $2.7 million, $2.4 million, and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

11.	Servicing

The Company services commercial real estate loans for investors. The servicing portfolio totaled $58.0 billion, $48.7 billion, and $39.3 billion at December 31, 2016, 2015 and 2014, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At December 31, 2016, 2015 and 2014, the funds held in escrow totaled $182.3 million, $177.5 million and $240.3 million, respectively. These funds, and the offsetting obligations, are not presented in the Company’s financial statements as they do not represent assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of income.

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

13.	Income Taxes

Income tax expense includes current and deferred taxes as follows (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2016:
Federal	$28,515	$15,772	$44,287
State	5,987	762	6,749

	$34,502	$16,534	$51,036

	Current	Deferred	Total
Year Ended December 31, 2015:
Federal	$35,682	$13,131	$48,813
State	6,094	3,042	9,136

	$41,776	$16,173	$57,949

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the year ended December 31, 2016 and 2015 (dollars in thousands):

	Dec. 31, 2016	Dec. 31, 2015
Pre-tax book income	$128,231	$141,912

	December 31,
	2016		2015
Income Tax expense		Rate		Rate
Taxes computed at federal rate	$44,881	35.0%	$49,669	35.0%
State and local taxes, net of federal tax benefit	5,258	4.1%	5,251	3.7%
Effect of deferred tax rate change	(1,188)	(0.9)%	2,621	1.8%
Change in income tax benefit / payable to stockholder	359	0.3%	(750)	(0.5)%
Return to provision adjustment	196	0.1%	(130)	(0.1)%
Meals and entertainment	1,484	1.2%	1,267	0.9%
Other	46	0.0%	21	0.0%

	$51,036	39.8%	$57,949	40.8%

Deferred income tax assets and liabilities consist of the following at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Deferred income tax assets:
Section 754 election tax basis step-up	$117,749	$129,862
Tenant improvements	3,571	3,118
Restricted stock units	8,564	6,229
Compensation	—	4,267
Intangible asset	389	425
Other	932	465

Deferred income tax asset	131,205	144,366
Deferred income tax liabilities:
Goodwill	(1,272)	(1,262)
Servicing rights	(15,003)	(10,827)
Deferred rent	(1,671)	(1,822)
Compensation	(120)	—
Investment in partnership	(582)	(578)

Deferred income tax liability	(18,648)	(14,489)

Net deferred income tax asset	$112,557	$129,877

The primary deferred tax asset represents a tax basis step-up election under Section 754 of the Internal Revenue Code, as amended (“Section 754”), made by HFF, Inc. relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for the Company’s Class A common stock since the date of the Reorganization Transactions. As a result of the step-up in basis from these transactions, the Company is entitled

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

to annual future tax benefits in the form of amortization for income tax purposes. The annual pre-tax benefit on the Section 754 basis step up and past payments under the tax receivable agreement was approximately $34.6 million at December 31, 2016. To the extent that the Company does not have sufficient taxable income in a year to fully utilize this annual deduction, the unused benefit is recharacterized as a net operating loss and can then be carried back two years or carried forward for twenty years. The Company measured the deferred tax asset based on the estimated income tax effects of the increase in the tax basis of the assets owned by the Operating Partnerships utilizing the enacted tax rates at the date of the transaction. In accordance with ASC 740, the tax effects of transactions with shareholders that result in changes in the tax basis of a company’s assets and liabilities are recognized in equity. Changes in the measurement of the deferred tax assets or the valuation allowance due to changes in the enacted tax rates upon the finalization of the income tax returns for the year of the exchange transaction were recorded in equity. All subsequent changes in the measurement of the deferred tax assets due to changes in the enacted tax rates or changes in the valuation allowance are recorded as a component of income tax expense.

In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. In order to realize the anticipated 2017 pre-tax benefit associated with the Section 754 basis step up and payments under the tax receivable agreement of approximately $36.4 million, the Company needs to generate approximately $318 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the anticipated 2017 pre-tax benefit of $36.4 the shortfall becomes a net operating loss that can be carried back two years to offset prior years’ taxable income or carried forward 20 years to offset future taxable income. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets resulting from the basis step up transactions (initial sale of units in the Operating Partnerships and subsequent exchanges of Operating Partnership units since the date of the Reorganization Transactions). The Company has no federal or state net operating losses at December 31, 2016.

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

The Company will recognize interest and penalties related to unrecognized tax benefits in interest and other income, net in the consolidated statements of income. There were no interest or penalties recorded in the twelve months ended December 31, 2016 or December 31, 2015.

Tax Receivable Agreement

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007 and intend to keep that election in effect for each taxable year in which an exchange of Operating Partnership partnership units for shares of the Company’s Class A common stock occurred. The initial sale as a result of the offering and the subsequent exchanges of partnership units increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of future tax payments to the extent that the Company has future taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $117.7 million and has recorded this amount as a deferred tax asset on its consolidated balance sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2016 and 2015. The Company is obligated, however, pursuant to its Tax Receivable Agreement with HFF Holdings, to pay

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

to HFF Holdings, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement.

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

While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the payments that will be made to HFF Holdings will be $111.4 million and has recorded this obligation to HFF Holdings as a liability on the consolidated balance sheet. During the year ended December 31, 2016, the tax rates used to measure the deferred tax assets were updated which resulted in an increase of deferred tax assets of $1.2 million which resulted in an increase in the payable under the tax receivable agreement of $1.0 million. The tax rates used to measure the deferred tax assets were also updated during the year ended December 31, 2015, which resulted in a decrease of deferred tax assets of $2.6 million which resulted in a decrease in the payable under the tax receivable agreement of $2.1 million. To the extent the Company does not realize all of the tax benefits in future years, this liability to HFF Holdings may be reduced.

In conjunction with filing of the Company’s 2015 federal and state tax returns, the benefit for 2015 relating to the Section 754 basis step-up was finalized resulting in $12.7 million of tax benefits being realized by the Company. As discussed above, the Company is obligated to remit to HFF Holdings 85% of any such cash savings in federal and state tax. As such during 2016, the Company paid $10.8 million to HFF Holdings under the tax receivable agreement. In conjunction with the filing of the Company’s 2014 federal and state tax returns, the benefit for 2014 relating to the Section 754 basis step-up was finalized resulting in $12.6 million in tax benefits realized by the Company for 2014. During August 2015, the Company paid $10.8 million to HFF Holdings under this tax receivable agreement. As of December 31, 2016, the Company has made payments to HFF Holdings pursuant to the terms of the tax receivable agreement in an aggregate amount of approximately $111.4 million and the Company anticipates to make a payment of approximately $11.3 million to HFF Holdings in 2017.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

14.	Stockholders Equity

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. The Company had issued 38,463,448 and 38,351,367 shares of Class A common stock as of December 31, 2016 and December 31, 2015, respectively.

On January 24, 2017, the Company’s board of directors declared a special cash dividend of $1.57 per share of Class A common stock to stockholders of record on February 9, 2017. The aggregate dividend payment was paid on February 21, 2017 and totaled approximately $60.0 million based on the number of shares of Class A common stock then outstanding. Additionally, 95,648 restricted stock units (dividend equivalent units) were granted for those unvested and vested but not issued restricted stock units as of the record date of February 9, 2017. These dividend equivalent units follow the same vesting terms as the underlying restricted stock units.

On January 22, 2016, our board of directors declared a special cash dividend of $1.80 per share of Class A common stock to stockholders of record on February 8, 2016. The aggregate dividend payment was paid on February 19, 2016 and totaled approximately $68.4 million based on the number of shares of Class A common stock then outstanding. Additionally, 82,536 restricted stock units (dividend equivalent units) were granted for those unvested and vested but not issued restricted stock units as of the record date of February 8, 2016. These dividend equivalent units follow the same vesting terms as the underlying restricted stock units.

On January 20, 2015, our board of directors declared a special cash dividend of $1.80 per share of Class A common stock to stockholders of record on February 2, 2015. The aggregate dividend payment was paid on February 13, 2015 and totaled approximately $67.8 million based on the number of shares of Class A common stock then outstanding. Additionally, 49,383 restricted stock units (dividend equivalent units) were granted for those unvested and vested but not issued restricted stock units as of the record date of February 2, 2015. These dividend equivalent units follow the same vesting terms as the underlying restricted stock units.

15.	Earnings Per Share

The Company’s net income and weighted average shares outstanding for the years ended December 31, 2016 and 2015, consists of the following (dollars in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015
Net income	$77,195	$83,963
Weighted Average Shares Outstanding:
Basic	38,245,682	37,975,997
Diluted	38,843,156	38,449,212

The calculations of basic and diluted net income per share amounts for the years ended December 31, 2016 and 2015 are described and presented below.

Basic Net Income per Share

Numerator — net income for the three and twelve months ended December 31, 2016 and 2015, respectively.

Denominator — the weighted average shares of Class A common stock for the three and twelve months ended December 31, 2016 and 2015, including 193,946 and 165,534 restricted stock units that have vested and whose issuance is no longer contingent as of December 31, 2016 and 2015, respectively.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Diluted Net Income per Share

Numerator — net income for the three and twelve month periods ended December 31, 2016 and 2015 as in the basic net income per share calculation described above.

Denominator — the weighted average shares of Class A common stock for the three and twelve months ended December 31, 2016 and 2015, including 193,946 and 165,534 restricted stock units that have vested and whose issuance is no longer contingent as of December 31, 2016 and 2015, respectively, plus the dilutive effect of the unrestricted stock units and stock options. There were no anti-dilutive unrestricted stock units and stock options in 2016 and 2015.

	Three Months Ended December 31, 2016	Year Ended December 31, 2016	Three Months Ended December 31, 2015	Year Ended December 31, 2015
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income	$27,453	$77,195	$34,124	$83,963
Denominator:
Weighted average number of shares of Class A common stock outstanding	38,277,889	38,245,682	38,011,731	37,975,997
Basic net income per share of Class A common stock	$0.72	$2.02	$0.90	$2.21
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income	$27,453	$77,195	$34,124	$83,963
Denominator:
Basic weighted average number of shares of Class A common stock	38,277,889	38,245,682	38,011,731	37,975,997
Add — dilutive effect of:
Unvested restricted stock units	790,105	586,121	586,889	453,312
Stock options	9,911	11,353	13,040	19,903
Weighted average common shares outstanding — diluted	39,077,905	38,843,156	38,611,660	38,449,212
Diluted earnings per share of Class A common stock	$0.70	$1.99	$0.88	$2.18

16.	Concentrations

A significant portion of the Company’s capital markets services revenues is derived from transactions involving commercial real estate located in specific geographic areas. During 2016, approximately 19.0%, 13.8%, 8.5%, 6.0% and 5.0% of the Company’s capital markets services revenues were derived from transactions involving commercial real estate located in Texas, California, Florida, Illinois and New York, respectively. During 2015, approximately 22.9%, 13.1%, 10.2%, 6.3%, and 5.2% of the Company’s capital markets services revenues were derived from transactions involving commercial real estate located in Texas, California, Florida, New York and the region consisting of the District of Columbia, Maryland and Virginia, respectively. As a result, a significant portion of the Company’s business is dependent on the economic conditions in general and the markets for commercial real estate in these areas.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

17.	Related Party Transactions

As a result of the Company’s initial public offering, the Company entered into a tax receivable agreement with HFF Holdings that provides for the payment by the Company to HFF Holdings of 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increase in tax basis of the assets owned by HFF LP and HFF Securities and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. As members of HFF Holdings, each of Mark Gibson, the Company’s chief executive officer, Jody Thornton, the Company’s president and member of the Company’s board of directors and a transaction professional of the Operating Partnerships, and John Fowler, a current director emeritus of the Company’s board of directors and a transaction professional of the Operating Partnerships, and Matthew D. Lawton, Gerard T. Sansosti and Manuel A. de Zarraga, and Michael J. Tepedino, each an Executive Managing Director and a transaction professional of the Operating Partnerships, is entitled to participate in such payments, in each case on a pro rata basis based upon such person’s ownership of interests in each series of tax receivable payments created by the initial public offering or subsequent exchange of Operating Partnership units. During the third quarter of 2016, Messrs. Gibson, Thornton, Fowler, Lawton, Sansosti, de Zarraga and Tepedino received payments of $0.8 million, $0.8 million, $0.7 million, $0.2 million, $0.4 million, $0.2 million and $0.2 million in connection with the Company’s payment of $10.8 million to HFF Holdings under the tax receivable agreement. During the third quarter of 2015, Messrs. Gibson, Thornton, Fowler, Galloway, Lawton, Sansosti, de Zarraga and Tepedino received payments of $0.9 million, $0.8 million, $0.7 million, $0.4 million, $0.2 million, $0.4 million, $0.2 million and $0.2 million in connection with the Company’s payment of $10.8 million to HFF Holdings under the tax receivable agreement. The Company will retain the remaining 15% of cash savings, if any, in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities allocable to the Company as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the offering and will continue until all such tax benefits have been utilized or have expired. See Note 13 for further information regarding the tax receivable agreement and Note 18 for the amount recorded in relation to this agreement.

18.	Commitments and Contingencies

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. During the year ended December 31, 2016, the Company paid HFF Holdings $10.8 million, which represents 85% of the actual cash savings realized by the Company in 2015. During the year ended December 31, 2015, the Company paid HFF Holdings $10.8 million, which represents 85% of the actual cash savings realized by the Company in 2014. The Company has recorded $111.4 million and $121.2 million for this obligation to HFF Holdings as a liability on the consolidated balance sheets as of December 31, 2016 and 2015, respectively. The Company anticipates making a payment to HFF Holdings of approximately $11.3 million in 2017.

In recent years, the Company has entered into arrangements with newly-hired transaction professionals whereby these transaction professionals would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the transaction professionals only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2017 through 2019. Currently, the Company cannot reasonably estimate the amounts that would be payable under all of these arrangements. The Company begins to accrue for these

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the transaction professionals achieving the performance targets and the probability of each of the transaction professionals signing an employment agreement. As of December 31, 2016 and 2015, $0.1 million and $5.8 million, respectively, have been accrued for these arrangements on the consolidated balance sheet.

19.	Selected Quarterly Financial Data (unaudited, in thousands except for per share data)

	Quarter Ended
2016	March 31	June 30	September 30	December 31
Net revenue	$117,530	$117,665	$126,535	$155,696
Operating income	16,741	17,585	24,261	37,186
Interest and other income, net	6,317	8,739	9,053	9,416
Increase in payable under the tax receivable agreement	—	—	(1,025)	—
Net income	13,876	15,846	20,020	27,453
Per share data (1)
Basic earnings per share	$0.36	$0.41	$0.52	$0.72
Diluted earnings per share	$0.36	$0.41	$0.51	$0.70

	Quarter Ended
2015	March 31	June 30	September 30	December 31
Net revenue	$94,271	$124,992	$113,685	$169,042
Operating income	11,236	25,701	23,866	46,970
Interest and other income, net	5,541	9,476	7,989	9,037
Decrease in payable under the tax receivable agreement	1,091	—	1,052	—
Net income	9,409	21,174	19,256	34,124
Per share data (1)
Basic earnings per share	$0.25	$0.56	$0.51	$0.90
Diluted earnings per share	$0.25	$0.55	$0.50	$0.88

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2016, our current disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s report on internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2017 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2016.

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

The following table provides information as of December 31, 2016 with respect to shares of the Company’s Class A common stock that may be issued under its 2016 Equity Incentive Plan:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,100,546	$25.16	3,858,331
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,100,546	$25.16	3,858,331

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)(2) The financial statements and financial statement schedules filed as part of this Annual Report are set forth under Item 8. Reference is made to the index on page 49. All schedules are omitted because they are not applicable, not required or the information appears in the Company’s consolidated financial statements or notes thereto.

(3) Exhibits

See Exhibit Index.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2017.

HFF, INC.

By:	/s/ Mark D. Gibson
Mark D. Gibson Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mark D. Gibson Mark D. Gibson	Chief Executive Officer, Director and Executive Managing Director (Principal Executive Officer)	March 1, 2017

/s/ Gregory R. Conley Gregory R. Conley	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2017

/s/ Deborah H. McAneny Deborah H. McAneny	Director	March 1, 2017

/s/ Susan P. McGalla Susan P. McGalla	Director	March 1, 2017

/s/ George L. Miles, Jr. George L. Miles, Jr.	Director	March 1, 2017

/s/ Morgan K. O’Brien Morgan K. O’Brien	Director	March 1, 2017

/s/ Lenore M. Sullivan Lenore M. Sullivan	Director	March 1, 2017

/s/ Joe B. Thornton, Jr. Joe B. Thornton, Jr.	Director	March 1, 2017

/s/ Steven E. Wheeler Steven E. Wheeler	Director	March 1, 2017

Exhibit Index

2.1	Sale and Merger Agreement, dated January 30, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-l (File No. 333-138579) (“Form S-l”) filed with the SEC on December 22, 2006)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form S-l filed with the SEC on December 22, 2006)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on December 22, 2006)

10.1	Holliday Fenoglio Fowler, L.P. Partnership Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

10.2	First Amendment to Amended and Restated Texas Limited Partnership Agreement of Holliday Fenoglio Fowler, L.P., dated May 6, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33280) filed with the SEC on May 6, 2011)

10.3	Second Amendment to Amended and Restated Texas Limited Partnership Agreement of Holliday Fenoglio Fowler, L.P., dated November 12, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33280) filed with the SEC on March 14, 2014)

10.4	Third Amendment to Amended and Restated Texas Limited Partnership Agreement of Holliday Fenoglio Fowler, L.P., dated February 18, 2016 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33280) filed with the SEC on February 26, 2016)

10.5	HFF Securities L.P. Partnership Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

10.6	First Amendment to Amended and Restated Limited Partnership Agreement of HFF Securities, L.P., dated May 6, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33280) filed with the SEC on May 6, 2011)

10.7	Tax Receivable Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.3 to the Form S-1 filed with the SEC on December 22, 2006)

10.8	Registration Rights Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.4 to the Form S-1 filed with the SEC on December 22, 2006)

10.9	HFF, Inc. 2016 Equity Incentive (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A file by the Registrant on April 29, 2016 (File No. 001-33280))

10.10	Holliday Fenoglio Fowler, L.P. Second Amended and Restated Profit Participation Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33280), filed with the SEC on May 7, 2015)

10.11	HFF Securities, L.P. Second Amended and Restated Profit Participation Bonus Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33280), filed with the SEC on May 7, 2015)

10.12	HFF, Inc. Firm Profit Participation Bonus Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33280), filed with the SEC on January 21, 2011)

10.13	Employment Agreement between the Registrant and Mark D. Gibson, dated February 5, 2007 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33280) filed with the SEC on February 27, 2015)

10.14	First Amendment to Amended and Restated Employment Agreement, by and between Mark D. Gibson, and Holliday Fenoglio Fowler, L.P. dated June 30, 2010 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33280) filed with the SEC on February 27, 2015)

10.15	Employment Agreement between the Registrant and Joe B. Thornton, Jr., dated February 5, 2007 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33280) filed with the SEC on February 27, 2015)

10.16	First Amendment to Amended and Restated Employment Agreement, by and between Joe B. Thornton, Jr., and Holliday Fenoglio Fowler, L.P. dated June 30, 2010 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33280) filed with the SEC on February 27, 2015)

10.17	Employment Agreement between the Registrant and Gregory R. Conley, dated January 30, 2007 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

10.18	Employment Agreement between the Registrant and Nancy Goodson, dated January 30, 2007 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

10.19	Form of Contribution Agreement entered into with each of Mark D. Gibson, Deborah H. McAneny, Susan P. McGalla, George L. Miles, Jr., Morgan K. O’Brien, Lenore M. Sullivan, Joe B. Thornton, Jr. and Steven E. Wheeler (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33280) filed with the SEC on March 17, 2008)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase