Form 10-Q
period 2017-03-31
HFF, Inc.
filed 2017-05-04
CIK 1380509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding as of April 28, 2017 was 38,572,725 shares.

HFF, INC. AND SUBSIDIARIES

March 31, 2017

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

Unless the context otherwise requires, references to (1) “HFF Holdings” refer solely to HFF Holdings LLC, a Delaware limited liability company that was previously the holding company for our consolidated subsidiaries, and not to any of its subsidiaries, (2) “HFF LP” refer to Holliday Fenoglio Fowler, L.P., a Texas limited partnership, (3) “HFF Securities” refer to HFF Securities L.P., a Delaware limited partnership and registered broker-dealer, (4) “Holliday GP” refer to Holliday GP Corp., a Delaware corporation and the general partner of HFF LP and HFF Securities, (5) “HoldCo LLC” refer to HFF Partnership Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of HFF, Inc., (6) “Holdings Sub” refer to HFF LP Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of HFF Holdings, (7) “HFF Real Estate” refer to HFF Real Estate Limited, a company incorporated in England and Wales and (8) “HFF Securities Limited” refer to HFF Securities Limited, a company incorporated in England and Wales (collectively, with HFF Real Estate, the “UK Subsidiaries”). Except where specifically noted, references in this Quarterly Report on Form 10-Q to “the Company,” “we” or “us” mean HFF, Inc., a Delaware corporation and its consolidated subsidiaries after giving effect to the Reorganization Transactions.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HFF, Inc.

Consolidated Balance Sheets

(Dollars in Thousands)

(Current period unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$175,783	$235,582
Accounts receivable	3,743	2,124
Mortgage notes receivable	844,426	290,933
Prepaid taxes	1,515	1,118
Prepaid expenses and other current assets	10,894	12,971

Total current assets, net	1,036,361	542,728
Property and equipment, net	15,508	15,837
Deferred tax asset, net	102,388	112,557
Goodwill	8,528	3,712
Intangible assets, net	41,114	36,714
Other noncurrent assets	7,377	5,111

Total Assets	$1,211,276	$716,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$448	$448
Warehouse line of credit	841,626	290,980
Accrued compensation and related taxes	28,353	44,685
Accounts payable	1,314	2,065
Payable under tax receivable agreement	11,315	11,315
Other current liabilities	19,072	18,803

Total current liabilities	902,128	368,296
Deferred rent credit	11,355	11,485
Payable under the tax receivable agreement, less current portion	100,077	100,077
Long-term debt, less current portion	122	259

Total liabilities	1,013,682	480,117
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 authorized; 38,740,330 and 38,463,448 shares issued, respectively; 38,572,725 and 38,091,123 shares outstanding, respectively	387	385
Treasury stock, 167,605 and 372,325 shares at cost, respectively	(5,088)	(11,477)
Additional paid-in-capital	131,037	132,513
Accumulated other comprehensive loss	(2)	—
Retained earnings	71,260	115,121

Total equity	197,594	236,542

Total liabilities and stockholders’ equity	$1,211,276	$716,659

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Comprehensive Income

(Dollars in Thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Capital markets services revenue	$132,713	$113,670
Interest on mortgage notes receivable	4,999	3,264
Other	1,094	596

	138,806	117,530
Expenses
Cost of services	80,131	68,502
Personnel	14,332	13,579
Occupancy	4,215	3,353
Travel and entertainment	4,709	4,465
Supplies, research, and printing	1,768	1,796
Insurance	604	612
Professional fees	1,906	1,253
Depreciation and amortization	3,667	2,669
Interest on warehouse line of credit	3,538	1,911
Other operating	3,172	2,649

	118,042	100,789

Operating income	20,764	16,741

Interest and other income, net	10,794	6,317
Interest expense	(7)	(13)
(Increase) decrease in payable under the tax receivable agreement	—	—

Income before income taxes	31,551	23,045
Income tax expense	11,895	9,169

Net income	$19,656	$13,876

Earnings per share - Basic and Diluted
Income available to HFF, Inc. common stockholders - Basic	$0.51	$0.36
Income available to HFF, Inc. common stockholders - Diluted	$0.50	$0.36

Other comprehensive income:
Net income	$19,656	$13,876
Foreign currency translation adjustments	(2)	—

Comprehensive income	$19,654	$13,876

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars in Thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income/(loss)	Retained Earnings	Total Equity

	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2016	38,091,123	$385	372,325	$(11,477)	$132,513	$—	$115,121	$236,542
Stock compensation and other, net	—	—	—	—	7,822	—	(557)	7,265
Issuance of Class A common stock, net	675,151	2	(398,269)	12,239	(12,241)	—	—	—
Repurchase of Class A common stock	(193,549)	—	193,549	(5,850)	—	—	—	(5,850)
Other comprehensive (loss)	—	—	—	—	—	(2)	—	(2)
Dividends paid	—	—	—	—	2,943	—	(62,960)	(60,017)
Net income	—	—	—	—	—	—	19,656	19,656

Stockholders’ equity, March 31, 2017	38,572,725	$387	167,605	$(5,088)	$131,037	$(2)	$71,260	$197,594

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Total Equity

	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2015	37,854,312	$383	497,055	$(11,378)	$117,216	$108,283	$214,504
Stock compensation and other, net	—	—	—	—	7,201	—	7,201
Incremental tax adjustment from share-based award activities	—	—	—	—	(591)	—	(591)
Issuance of Class A common stock, net	337,126	1	(226,235)	2,618	(2,619)	—	—
Repurchase of Class A common stock	(110,891)	—	110,891	(2,946)	—	—	(2,946)
Dividends paid	—	—	—	—	1,995	(70,357)	(68,362)
Net income	—	—	—	—	—	13,876	13,876

Stockholders’ equity, March 31, 2016	38,080,547	$384	381,711	$(11,706)	$123,202	$51,802	$163,682

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$19,656	$13,876
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock based compensation	3,906	2,839
Incremental tax adjustment from share-based award activities	—	591
Deferred taxes	10,169	8,361
Depreciation and amortization:
Property and equipment	1,001	764
Intangibles	2,665	1,905
Gain on sale or disposition of assets, net	(7,774)	(4,343)
Mortgage service rights assumed	(1,307)	(1,398)
Proceeds from sale of mortgage servicing rights	—	744
Increase (decrease) in cash from changes in:
Accounts receivable	(707)	1,198
Mortgage notes receivable	(550,646)	(196,780)
Net borrowings on warehouse line of credit	550,646	196,780
Prepaid taxes, prepaid expenses and other current assets	1,710	(2,289)
Other noncurrent assets	(2,166)	(60)
Accrued compensation and related taxes	(12,973)	(28,351)
Accounts payable	(759)	(1,414)
Other current liabilities	(196)	(10,807)
Deferred rent	(130)	475

Net cash provided by (used in) operating activities	13,095	(17,909)
Investing activities
Purchases of property and equipment	(658)	(414)
Purchase of businesses	(6,230)	—

Net cash used in investing activities	(6,888)	(414)
Financing activities
Payments on long-term debt	(137)	(145)
Incremental tax adjustment from share-based award activities	—	(591)
Dividends paid	(60,017)	(68,362)
Treasury stock	(5,850)	(2,946)

Net cash used in financing activities	(66,004)	(72,044)

Net decrease in cash	(59,797)	(90,367)
Cash and cash equivalents, beginning of period	235,582	233,904
Effects of foreign currency translation on cash and cash equivalents	(2)	—

Cash and cash equivalents, end of period	$175,783	$143,537

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization

HFF, Inc., a Delaware corporation (the “Company”), through its Operating Partnerships, Holliday Fenoglio Fowler, L.P., a Texas limited partnership (“HFF LP”), HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”), HFF Real Estate Limited, a company incorporated in England and Wales and HFF Securities Limited, a company incorporated in England and Wales (collectively, with HFF Real Estate Limited, the “UK Subsidiaries”), is a commercial real estate financial intermediary providing commercial real estate and capital markets services including debt placement, investment sales, equity placements, investment banking and advisory services, loan sales and loan sale advisory services, commercial loan servicing, and capital markets advice and maintains offices in 23 cities in the United States and effective January 17, 2017, one office in London, United Kingdom. The Company’s operations are impacted by the availability of equity and/or debt as well as credit and liquidity in the domestic and global capital markets especially in the commercial real estate sector. Significant disruptions or changes in domestic and global capital market flows, as well as credit and liquidity issues in the global and domestic capital markets, regardless of their duration, could adversely affect the supply and/or demand for capital from investors for commercial real estate investments which could have a significant impact on all of the Company’s capital market services revenues.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company as of March 31, 2017 and December 31, 2016 and for the three month periods ended March 31, 2017 and March 31, 2016, include the accounts of HFF LP, HFF Securities, the Company’s wholly-owned subsidiaries, Holliday GP and Partnership Holdings and effective January 17, 2017, HFF Securities Limited and HFF Real Estate Limited. All significant intercompany accounts and transactions have been eliminated. As the sole stockholder of Holliday GP (the sole general partner of the Operating Partnerships), HFF, Inc. operates and controls all of the business and affairs of the Operating Partnerships. As the indirect sole stockholder of the UK Subsidiaries, HFF, Inc. also operates and controls all of the business and affairs of the UK Subsidiaries. The Company consolidates the financial results of the Operating Partnerships.

Recent Accounting Pronouncements

In December 2016, the Financial Accounting Standards Board (“FASB”) issued Update 2016-19 – “Technical Corrections and Improvements,” which covers a wide range of Topics in the Accounting Standards Codification (“ASC”). The amendments in this Update represent changes to clarify, correct errors, or make minor improvements to the ASC, making it easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments generally fall into one of the following categories: amendments related to differences between original guidance and the ASC, guidance clarification and reference corrections, simplification, or minor improvements. Most of the amendments in this Update do not require transition guidance and are effective upon issuance of this Update.

In March 2016, the FASB issued changes to the accounting for equity compensation. This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update also permits an entity to make an election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. This update was effective for the Company beginning in fiscal year 2017 and the Company made an election to change its accounting for forfeitures from the previously-required estimation method to recognizing forfeitures when they occur. The Company recognized $0.6 million as a reduction in retained earnings on January 1, 2017 as a result of eliminating the estimated forfeiture rate on unvested restricted stock units.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which is required to be adopted by the Company in fiscal year 2018. This ASU supersedes the revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The standard implements a five-step model for determining when and how revenue is recognized. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).

We are continuing the review of our contracts with customers to identify potential differences that could result from applying the new guidance. As we complete our overall assessment, we are also identifying any needed changes to our accounting policies and practices, business processes, systems and controls to support the new revenue recognition and disclosure requirements. Based on our evaluation to date, we do not expect the adoption of this accounting guidance to have a significant impact on our consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU eliminates Step 2 from the goodwill impairment test. This ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. We are evaluating the effect that ASU 2017-04 will have on our goodwill assessment process, but do not believe the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements and related disclosures.

2. Summary of Significant Accounting Policies

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Accordingly, significant accounting policies and disclosures normally provided have been omitted as such items are disclosed therein. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the year ending December 31, 2017.

The Company has a firm profit participation plan, office profit participation plans, and an executive bonus plan (the “Plans”) that each allow for incentive payments to be made, based on the achievement of various performance metrics, either in the form of cash or stock at the election of the Company’s board of directors. The expense associated with the Plans is included within personnel expenses in the consolidated statements of income. The expense recorded for these Plans is estimated during the year based on actual results at each interim reporting date and an estimate of future results for the remainder of the year. Based on an accounting policy election and consistent with ASC 718, Compensation - Stock Compensation, the expense associated with the estimated share-based component of the estimated incentive payout is recognized before the grant date of the share-based awards due to the fact that the terms of the Plans have been approved by the Company’s board of directors, the employees of the Company understand the requirements to earn the award, the number of shares is not determined before the grant date and, finally, if the performance metrics are not met during the performance year, the award is not earned and therefore forfeited. Prior to the grant date, the share-based component expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income. Following the award, if any, of the related incentive payout, the share-based component expense is reclassified as stock compensation costs within personnel expenses and the share-based component of the accrued incentive compensation is reclassified as additional paid-in-capital upon the granting of the awards on the Company’s consolidated balance sheets. The Plans allow for payment to be made in both cash and share-based awards. The cash portion of the awards will not be subject to time-based vesting conditions and will be expensed during the performance year. The share-based portion of the awards is subject to a three year time-based vesting schedule beginning on the first anniversary of the grant (which is made in the first calendar quarter of the subsequent year). As a result, the total expense for the share-based portion of the awards is recorded over the period from the beginning of the performance year through the vesting date, or 50 months.

3. Stock Compensation

The stock compensation cost that has been charged against income for the three months ended March 31, 2017 was $3.9 million, which is recorded in personnel expenses in the consolidated statements of income. The stock compensation cost that has been charged against income for the three months ended March 31, 2016 was $2.8 million. At March 31, 2017, there was approximately $45.8 million of unrecognized compensation cost related to non-vested restricted stock units with a weighted average remaining contractual term of 2.8 years. As of March 31, 2017, there were 2,305,408 restricted stock units outstanding, of which 2,106,372 have continued vesting requirements.

During the three month period ended March 31, 2017, no options were granted, vested, exercised or forfeited.

During the three month period ended March 31, 2017, 821,166 new restricted stock units were granted, 596,908 restricted stock units vested of which 591,818 were converted to Class A common stock, and 4,832 restricted stock units were forfeited.

The fair value of vested restricted stock units was $5.5 million at March 31, 2017.

4. Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	March 31, 2017	December 31, 2016
Furniture and equipment	$7,763	$7,667
Computer equipment	2,145	2,145
Capitalized software costs	2,189	2,043
Leasehold improvements	16,090	15,813

Subtotal	28,187	27,668
Less accumulated depreciation and amortization	(12,679)	(11,831)

	$15,508	$15,837

At March 31, 2017 and December 31, 2016, the Company has recorded, within furniture and equipment, office equipment under capital leases of $1.8 million and $1.9 million, respectively, including accumulated amortization of $1.3 million and $1.2 million, respectively, which is included within depreciation and amortization expense in the accompanying consolidated statements of income. See Note 7 for discussion of the related capital lease obligations.

5. Intangible Assets

The Company’s intangible assets consist primarily of mortgage servicing rights and customer contracts and relationships. The customer contracts and relationships intangibles were part of the assets acquired in two business acquisitions that the Company completed in the first quarter of 2017. The acquisitions, which were not significant, were accounted for as business combinations using the acquisition method of accounting, which established a new basis of accounting for all assets acquired and liabilities assumed at fair value. The purchase price allocation was based on preliminary fair values of the assets acquired and liabilities assumed at the date of the acquisitions. The purchase price allocation will be finalized within twelve months from the acquisitions’ closing date.

The Company’s intangible assets are summarized as follows (dollars in thousands):

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Mortgage servicing rights	$68,935	$(28,752)	$40,183	$64,648	$(28,034)	$36,614
Other	931	—	931	—	—	—

Total intangible assets	$69,866	$(28,752)	$41,114	$64,648	$(28,034)	$36,614

As of March 31, 2017 and December 31, 2016, the Company serviced $60.7 billion and $58.0 billion, respectively, of commercial loans. The Company earned $6.7 million in servicing fees and interest on float and escrow balances for the three month period ending March 31, 2017. The Company earned $5.5 million in servicing fees and interest on float and escrow balances for the three month period ending March 31, 2016. These revenues are recorded as capital markets services revenues in the consolidated statements of income.

The total commercial loan servicing portfolio includes loans for which there are no corresponding mortgage servicing rights recorded on the balance sheet, as these servicing rights were assumed prior to the Company’s adoption of ASC 860, Transfers and Servicing (“ASC 860”) on January 1, 2007 and involved no initial consideration paid by the Company. As of March 31, 2017 and December 31, 2016 the Company has recorded mortgage servicing rights of $40.2 million and $36.6 million on $59.4 billion and $56.5 billion, respectively, of the total loans serviced.

The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (“CMBS”), Freddie Mac and limited-service life company loans.

Changes in the carrying value of mortgage servicing rights for the three month periods ended March 31, 2017 and 2016, were as follows (dollars in thousands):

Category	12/31/16	Capitalized	Amortized	Sold / Transferred	3/31/17
Freddie Mac	$16,234	$4,927	$(967)	$—	$20,194
CMBS	16,247	311	(1,048)	—	15,510
Life company	3,567	889	(563)	—	3,893
Life company – limited	566	107	(87)	—	586

Total	$36,614	$6,234	$(2,665)	$—	$40,183

Category	12/31/15	Capitalized	Amortized	Sold / Transferred	3/31/16
Freddie Mac	$7,074	$2,446	$(388)	$(801)	$8,331
CMBS	16,768	391	(1,008)	602	16,753
Life company	2,729	848	(441)	—	3,136
Life company – limited	351	159	(68)	—	442

Total	$26,922	$3,844	$(1,905)	$(199)	$28,662

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Federal Home Loan Mortgage Corporation (“Freddie Mac”) and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $4.9 million and $2.4 million on $1.4 billion and $0.9 billion of loans, respectively, during the three month periods ending March 31, 2017 and 2016, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration on the CMBS and Life company tranches of $1.3 million and $1.4 million on $3.5 billion and $3.3 billion of loans, respectively, during the three month periods ending March 31, 2017 and 2016, respectively. During the three months ending March 31, 2016, the Company sold the cashiering portion of certain Freddie Mac mortgage servicing rights. While the Company transferred the risks and rewards of ownership of the cashiering portion of the mortgage servicing rights, the Company continues to perform limited servicing activities on these securitized loans. Therefore, the remaining servicing rights were transferred to the CMBS servicing tranche. The net result of these transactions was the Company recording a gain in the three months ending March 31, 2016 of $0.5 million, within interest and other income, net in the consolidated statements of income. During the three months ending March 31, 2017, the Company did not sell any of the servicing rights on Freddie Mac loans. The Company also received securitization compensation in relation to the sale of the cashiering portion of certain Freddie Mac mortgage servicing rights in the three months ending March 31, 2017 and 2016 of $1.5 million and $1.2 million, respectively. The securitization compensation is recorded within interest and other income, net in the consolidated statements of income.

Amortization expense related to intangible assets was $2.7 million and $1.9 million during the three month periods ended March 31, 2017 and 2016, respectively and is recorded in depreciation and amortization in the consolidated statements of income.

Estimated amortization expense for the next five years is as follows (dollars in thousands):

Remainder of 2017	$7,242
2018	8,207
2019	6,163
2020	4,730
2021	4,143
2022	3,576

The weighted-average life of the mortgage servicing rights intangible asset was 6.6 years at March 31, 2017.

6. Fair Value Measurement

ASC Topic 820, Fair Value Measurement (“ASC 820”) establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into the following three levels: Level 1 inputs which are quoted market prices in active markets for identical assets or liabilities; Level 2 inputs which are observable market-based inputs or unobservable inputs corroborated by market data for the asset or liability; and Level 3 inputs which are unobservable inputs based on our own assumptions that are not corroborated by market data. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

In May 2011, the FASB issued an accounting pronouncement which amends the fair value measurement and disclosure requirements to achieve common disclosure requirements between GAAP and International Financial Reporting Standards. The accounting pronouncement requires certain disclosures about transfers between Level 1 and Level 2 of the fair value hierarchy, sensitivity of fair value measurements categorized within Level 3 of the fair value hierarchy, and categorization by level of items that are reported at cost but are required to be disclosed at fair value. The adoption of this pronouncement had no impact on the Company’s consolidated financial statements.

In the normal course of business, the Company enters into contractual commitments to originate (purchase) and sell multifamily mortgage loans at fixed prices with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into a sale commitment with Freddie Mac simultaneously with the rate lock commitment with the borrower. The terms of the contract with Freddie Mac and the rate lock with the borrower are matched in substantially all respects to eliminate interest rate risk. Both the rate lock commitments to borrowers and the forward sale contracts to Freddie Mac are undesignated derivatives with level 2 inputs and, accordingly, are marked to fair value through earnings. The impact on our financial position and earnings resulting from loan commitments is not significant. The Company elected the fair value option for all mortgage notes receivable originated after January 1, 2016 to eliminate the impact of the variability in interest rate movements on the value of the mortgage notes receivable.

The following tables set forth the Company’s financial assets that were accounted for at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2017 and December 31, 2016 (in thousands):

		March 31, 2017 Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Mortgage notes receivable	$844,426	$—	$844,426	$—

Total recurring fair value measurements	$844,426	$—	$844,426	$—

		December 31, 2016 Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Mortgage notes receivable	$290,933	$—	$290,933	$—

Total recurring fair value measurements	$290,933	$—	$290,933	$—

The valuation of mortgage notes receivable is calculated based on already locked in interest rates. These assets are classified as Level 2 in the fair value hierarchy as all inputs are reasonably observable.

In accordance with GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights. The mortgage servicing rights are recorded at fair value upon initial recording and were not re-measured at fair value during the first quarter of 2017 because the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at March 31, 2017.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of March 31, 2017 and December 31, 2016 (in thousands):

Nonrecurring fair value measurements:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Mortgage servicing rights	$40,183	$—	$—	$54,235

Total nonrecurring fair value measurements	$40,183	$—	$—	$54,235

December 31, 2016
Mortgage servicing rights	$36,615	$—	$—	$49,970

Total nonrecurring fair value measurements	$36,615	$—	$—	$49,970

Mortgage servicing rights do not trade in an active, open market with readily-available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Expected life of cash flows	3 years to 9 years	3 years to 11 years
Discount rate (1)	10% to 16%	10% to 16%
Prepayment rate	0% to 8%	0% to 8%
Inflation rate	2%	2%
Cost of service per loan	$1,920 to $4,860	$1,920 to $4,997

(1)	Reflects the time value of money and the risk of future cash flows related to the possible cancellation of servicing contracts, transferability restrictions on certain servicing contracts, concentration in the life company portfolio and large loan risk.

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

7. Capital Lease Obligations

Capital lease obligations consist of the following at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Capital lease obligations	$570	$707
Less current maturities	448	448

	$122	$259

Capital lease obligations consist primarily of office equipment leases that expire at various dates through November 2019. A summary of future minimum lease payments under capital leases at March 31, 2017 is as follows (dollars in thousands):

Remainder of 2017	$310
2018	216
2019	44

$570

8. Warehouse Line of Credit

HFF LP maintains two uncommitted warehouse revolving lines of credit for the purpose of funding the Freddie Mac mortgage loans that it originates as a Freddie Mac Multifamily Approved Seller/Servicer for Conventional and Senior Housing Loan provider (“Freddie Mac Program”). The Company is a party to an uncommitted $450 million financing arrangement with PNC Bank, N.A. (“PNC”) that can be increased to $550 million four times per year for a period of 45 calendar days. The Company is also party to an uncommitted $125 million financing arrangement with The Huntington National Bank (“Huntington”) that can be increased to $150 million three times in a one-year period for 30 business days. On September 30, 2016, HFF LP entered into an extended funding agreement with Freddie Mac whereby Freddie Mac could extend the Original Funding Date (as defined in the agreement) on any mortgage that HFF LP funded within the fourth quarter of 2016, to February 15, 2017. In connection with the extended funding agreement with Freddie Mac, PNC agreed to increase the financing arrangement to $2.0 billion through March 31, 2017. PNC also agreed to a maximum capacity of $1.5 billion for the remainder of 2017. On January 1, 2018 the capacity under the PNC agreement will revert to $450 million.

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting the Company’s participation in the Freddie Mac Program and cannot be used for any other purpose. As of March 31, 2017 and December 31, 2016, HFF LP had $841.6 million and $291.0 million, respectively, outstanding on the warehouse lines of credit. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (0.79% and 0.62% at March 31, 2017 and December 31, 2016, respectively) plus a spread. HFF LP is also paid interest on its loan secured by a multifamily loan at the rate in the Freddie Mac note.

9. Lease Commitments

The Company leases various corporate offices (which leases sometime include parking spaces) and office equipment under noncancelable operating leases. These leases have initial terms of three to eleven years. Several of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $3.6 million and $2.8 million during the three month periods ending March 31, 2017 and 2016, respectively, and is recorded within occupancy expense in the consolidated statements of income.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (dollars in thousands):

Remainder of 2017	$8,181
2018	10,417
2019	10,143
2020	9,430
2021	8,011
2022	5,890

The Company subleases certain office space to subtenants, which subleases may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2019. See Note 4 and Note 7 above for further description of the assets and related obligations recorded under these capital leases at March 31, 2017 and December 31, 2016, respectively.

10. Servicing

The Company services commercial real estate loans for lenders. The unpaid principal balance of the servicing portfolio totaled $60.7 billion and $58.0 billion at March 31, 2017 and December 31, 2016, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At March 31, 2017 and December 31, 2016, the funds held in escrow totaled $182.1 million and $182.3 million, respectively. These funds, and the offsetting obligations, are not presented in the Company’s financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of income.

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

12. Income Taxes

Income tax expense includes current and deferred taxes as follows (dollars in thousands):

	Current	Deferred	Total
Three months ended March 31, 2017:
Federal	$1,085	$9,250	$10,335
State	641	919	1,560

	$1,726	$10,169	$11,895

	Current	Deferred	Total
Three months ended March 31, 2016:
Federal	$639	$7,651	$8,290
State	169	710	879

	$808	$8,361	$9,169

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	March 31,
	2017		2016
Income tax expense / (benefit)		Rate		Rate
Taxes computed at federal rate	$11,043	35.0%	$8,065	35.0%
State and local taxes, net of federal tax benefit	1,303	4.1%	882	3.8%
Rate differential on non-US income	91	0.3%	—	0.0%
Stock-based compensation	(1,124)	(3.6)%	—	0.0%
Meals and entertainment	346	1.1%	218	1.0%
Other	236	0.8%	4	0.0%

Income tax expense	$11,895	37.7%	$9,169	39.8%

13. Stockholders Equity

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. Holders of Class A common stock vote together as a single class on all matters presented to the stockholders for their vote or approval. The Company had issued 38,740,330 and 38,463,448 shares of Class A common stock as of March 31, 2017 and December 31, 2016, respectively.

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

14. Earnings Per Share

The Company’s net income and weighted average shares outstanding for the three month periods ended March 31, 2017 and 2016 consist of the following (dollars in thousands):

	Three months ended March 31,
	2017	2016
Net income	$19,656	$13,876
Weighted Average Shares Outstanding:
Basic	38,538,641	38,166,836
Diluted	39,166,361	38,373,929

The calculations of basic and diluted net income per share amounts for the three month periods ended March 31, 2017 and 2016 are described and presented below.

Basic Net Income per Share

Numerator — net income for the three month periods ended March 31, 2017 and 2016, respectively.

Denominator — the weighted average shares of unrestricted Class A common stock for the three month periods ended March 31, 2017 and 2016, including 199,036 and 177,852 restricted stock units that have vested and whose issuance is no longer contingent as of March 31, 2017 and 2016, respectively.

Diluted Net Income per Share

Numerator — net income for the three month periods ended March 31, 2017 and 2016 as in the basic net income per share calculation described above.

Denominator — the weighted average shares of unrestricted Class A common stock for the three month periods ended March 31, 2017 and 2016, including 199,036 and 177,852 restricted stock units that have vested and whose issuance is no longer contingent as of March 31, 2017 and 2016, respectively, plus the dilutive effect of the unvested restricted stock units, restricted stock and stock options.

	Three months ended March 31,
	2017	2016
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income	$19,656	$13,876
Denominator:
Weighted average number of shares of Class A common stock outstanding	38,538,641	38,166,836
Basic net income per share of Class A common stock	$0.51	$0.36
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income	$19,656	$13,876
Denominator:
Basic weighted average number of shares of Class A common stock	38,538,641	38,166,836
Add—dilutive effect of:
Unvested restricted stock units	612,779	195,406
Stock options	14,941	11,687
Weighted average common shares outstanding — diluted	39,166,361	38,373,929
Diluted earnings per share of Class A common stock	$0.50	$0.36

15. Related Party Transactions

As a result of the Company’s initial public offering, the Company entered into a tax receivable agreement with HFF Holdings that provides for the payment by the Company to HFF Holdings of 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increase in tax basis of the assets owned by HFF LP and HFF Securities and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. As members of HFF Holdings, each of Mark Gibson, the Company’s chief executive officer, Jody Thornton, the Company’s president and member of the Company’s board of directors and a transaction professional of the Operating Partnerships, John Fowler, a current director emeritus of the Company’s board of directors and a transaction professional of the Operating Partnerships, and Matthew D. Lawton, Gerard T. Sansosti, Michael J. Tepedino and Manuel A. de Zarraga, each an Executive Managing Director and a transaction professional of the Operating Partnerships, is entitled to participate in such payments, in each case on a pro rata basis based upon such person’s ownership of interests in each series of tax receivable payments created by the initial public offering or subsequent exchange of Operating Partnership units. The Company will retain the remaining 15% of cash savings, if any, in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax is computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities allocable to the Company as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the initial public offering and will continue until all such tax benefits have been utilized or have expired. See Note 16 for the amount recorded in relation to this agreement.

16. Commitments and Contingencies

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. The Company has recorded $111.4 million and $111.4 million for this obligation to HFF Holdings as a liability on the consolidated balance sheet as of March 31, 2017 and December 31, 2016, respectively.

In recent years, the Company has entered into arrangements with newly-hired transaction professionals whereby these transaction professionals would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the transaction professionals only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2017 through 2019. Currently, the Company cannot reasonably estimate the amounts that would be payable under all of these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the transaction professionals achieving the performance targets and the probability of each of the transaction professionals signing an employment agreement. As of March 31, 2017 and December 31, 2016, $0.3 million and $0.1 million, respectively, have been accrued for these arrangements on the consolidated balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of the Company and its subsidiaries as of March 31, 2017, and the results of our operations for the three month period ended March 31, 2017, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview

Our Business

We are, based on transaction volume, one of the leading providers of commercial real estate and capital markets services to both the consumers and providers of capital in the commercial real estate industry and one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 24 offices with approximately 924 associates including approximately 345 transaction professionals.

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

Results of Operations

Following is a discussion of our results of operations for the three months ended March 31, 2017 and March 31, 2016. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2016.

	For the Three Months Ended March 31,
	2017		2016
	Dollars	% of Revenue	Dollars	% of Revenue	Total Dollar Change	Total Percentage Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$132,713	95.6%	$113,670	96.7%	$19,043	16.8%
Interest on mortgage notes receivable	4,999	3.6%	3,264	2.8%	1,735	53.2%
Other	1,094	0.8%	596	0.5%	498	83.6%

Total revenues	138,806	100.0%	117,530	100.0%	21,276	18.1%
Operating expenses
Cost of services	80,131	57.7%	68,502	58.3%	11,629	17.0%
Personnel	14,332	10.3%	13,579	11.6%	753	5.5%
Occupancy	4,215	3.0%	3,353	2.9%	862	25.7%
Travel and entertainment	4,709	3.4%	4,465	3.8%	244	5.5%
Supplies, research and printing	1,768	1.3%	1,796	1.5%	(28)	(1.6)%
Other	12,887	9.3%	9,094	7.7%	3,793	41.7%

Total operating expenses	118,042	85.0%	100,789	85.8%	17,253	17.1%

Operating income	20,764	15.0%	16,741	14.2%	4,023	24.0%
Interest and other income, net	10,794	7.8%	6,317	5.4%	4,477	70.9%
Interest expense	(7)	(0.0)%	(13)	(0.0)%	6	(46.2)%
(Increase) decrease in payable under tax receivable agreement	—	0.0%	—	0.0%	—	0.0%

Income before income taxes	31,551	22.7%	23,045	19.6%	8,506	36.9%
Income tax expense	11,895	8.6%	9,169	7.8%	2,726	29.7%

Net income	$19,656	14.2%	$13,876	11.8%	$5,780	41.7%

Adjusted EBITDA (1)	$32,457	23.4%	$24,716	21.0%	$7,741	31.3%

(1)	The Company defines Adjusted EBITDA as net income before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) stock-based compensation expense, which is a non-cash charge, (v) income recognized on the initial recording of mortgage servicing rights that are acquired with no initial consideration and the inherent value of servicing rights, which are non-cash income amounts, and (vi) the increase (decrease) in payable under the tax receivable agreement, which represents changes in a liability recorded on the Company’s consolidated balance sheet determined by the ongoing remeasurement of related deferred tax assets and, therefore, can be income or expense in the Company’s consolidated statement of income in any individual period. The Company uses Adjusted EBITDA in its business operations to, among other things, evaluate the performance of its business, develop budgets and measure its performance against those budgets. The Company also believes that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate its overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP. The Company finds Adjusted EBITDA as a useful tool to assist in evaluating performance because it eliminates items related to capital structure and taxes, including the Company’s tax receivable agreement. Note that the Company classifies the interest expense on its warehouse lines of credit as an operating expense and, accordingly, it is not eliminated from net income in determining Adjusted EBITDA. Some of the items that the Company has eliminated from net income in determining Adjusted EBITDA are significant to the Company’s business. For example, (i) interest expense is a necessary element of the Company’s costs and ability to generate revenue because it incurs interest expense related to any outstanding indebtedness, (ii) payment of income taxes is a necessary element of the Company’s costs, and (iii) depreciation and amortization are necessary elements of the Company’s costs.

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

Set forth below is a reconciliation of consolidated net income to Adjusted EBITDA for the Company for the three months ended March 31, 2017 and 2016:

Adjusted EBITDA for the Company is calculated as follows:

(dollars in thousands)

	For the Three Months Ended March 31,
	2017	2016
Net income	$19,656	$13,876
Add:
Interest expense	7	13
Income tax expense	11,895	9,169
Depreciation and amortization	3,667	2,669
Stock-based compensation (a)	3,906	2,839
Initial recording of mortgage servicing rights	(6,674)	(3,850)
Increase (decrease) in payable under the tax receivable agreement	—	—

Adjusted EBITDA	$32,457	$24,716

(a)	Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation plan, office profit participation plans and executive bonus plan that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation plan, office profit participation plans and executive bonus plan. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

Revenues. Our total revenues were $138.8 million for the three months ended March 31, 2017 compared to $117.5 million for the same period in 2016, an increase of $21.3 million, or 18.1%. Revenues increased primarily due to a 12.9% increase in total production volume as compared to the first quarter of 2016.

•	The revenues we generated from capital markets services for the three months ended March 31, 2017 increased approximately $19.0 million, or 16.8%, to $132.7 million from $113.7 million for the same period in 2016. The increase is primarily attributable to a 12.9% increase in the total production volume during the first quarter of 2017 compared to the first quarter of 2016.

•	The revenues derived from interest on mortgage notes receivable were $5.0 million for the three months ended March 31, 2017 compared to $3.3 million for the same period in 2016, an increase of approximately $1.7 million. Revenues increased primarily as a result of an increase in the number of loan originations in the first quarter of 2017 compared to the first quarter of 2016 in connection with the Freddie Mac Program.

•	The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $1.1 million for the three months ended March 31, 2017 compared to $0.6 million for the three month period ended March 31, 2016, an increase of $0.5 million.

Total Operating Expenses. Our total operating expenses were $118.0 million for the three months ended March 31, 2017 compared to $100.8 million for the same period in 2016, an increase of $17.3 million, or approximately 17.1%. Expenses increased primarily due to increased cost of services primarily from an increase in capital markets services revenue. Additionally, personnel, occupancy, travel and entertainment, and other operating costs increased most of which is due to the increase in headcount.

•	The cost of services for the three months ended March 31, 2017 increased $11.6 million, or 17.0%, to $80.1 million from $68.5 million for the same period in 2016. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues and higher salaries and fringe benefit costs from increased headcount. These increases were partially offset by a decrease in compensation expense directly tied to performance-based incentives earned in connection with employment agreements for recruited transaction professionals. Cost of services as a percentage of capital markets services revenues was approximately 60.4% and 60.3% for the three month periods ended March 31, 2017 and March 31, 2016, respectively.

•	Personnel expenses that are not directly attributable to providing services to our clients increased approximately $0.8 million, or 5.5%, to $14.3 million for the three months ended March 31, 2017 from $13.6 million for the same period in 2016. The increase is primarily related to an increase in salaries and equity compensation costs (excluding profit participation equity costs) of $0.5 million. This increase is partially offset by decreased profit participation costs of $0.1 million during the first quarter 2017 as compared to the first quarter 2016. Personnel expenses are also impacted quarterly by the adjustments made to accrue for the estimated expense associated with the Plans. The Plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. The stock compensation cost included in personnel expenses was $3.9 million and $2.8 million for the three months ended March 31, 2017 and 2016, respectively. The increase in stock compensation costs is primarily due to increased restricted stock awards granted in February 2017 of $0.6 million. At March 31, 2017, there was approximately $45.8 million of unrecognized compensation cost related to share-based awards. The weighted average remaining contractual term of the unvested restricted stock units is 2.8 years as of March 31, 2017. The weighted average remaining contractual term of the vested options is 2.9 years as of March 31, 2017.

•	Occupancy and travel and entertainment expenses for the three months ended March 31, 2017 increased $1.1 million, or 14.1%, to $8.9 million compared to the same period in 2016. These increases are primarily due to increased travel and entertainment costs stemming from the increase in headcount and production transactions and increased occupancy costs from office expansions.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $12.9 million in the three months ended March 31, 2017, an increase of $3.8 million, or 41.7%, versus $9.1 million in the three months ended March 31, 2016. This increase is primarily related to higher interest on the warehouse line of credit, depreciation and amortization and professional fees.

Net Income. Our net income for the three months ended March 31, 2017 was $19.7 million, an increase of approximately $5.8 million versus $13.9 million for the same fiscal period in 2016. This increase is primarily due to the increase in operating income and interest and other income, net.

•	Interest and other income, net for the three months ended March 31, 2017 was $10.8 million, an increase of $4.5 million as compared to $6.3 million for the same fiscal period in 2016 primarily due to higher income from the valuation of mortgage servicing rights of $2.8 million and higher income earned in connection with our agency business. These increases were partially offset by lower gains on sale of servicing right on certain loans of $0.5 million.

•	The interest expense we incurred in the three months ended March 31, 2017 was $7,000 as compared to $13,000 in the three months ended March 31, 2016.

•	Income tax expense was approximately $11.9 million for the three months ended March 31, 2017, as compared to $9.2 million in the three months ended March 31, 2016. This increase is primarily due to the higher income before income taxes during the three months ended March 31, 2017 as compared to the same period in the prior year. During the three months ended March 31, 2017, the Company recorded a current income tax expense of $1.7 million and deferred income tax expense of $10.2 million.

Financial Condition

Total assets increased to $1.2 billion at March 31, 2017 from $716.7 million at December 31, 2016, primarily due to an increase in mortgage notes receivable of $553.5 million due to a higher number of loans pending sale to Freddie Mac at March 31, 2017, compared to December 31, 2016, an increase in intangible assets, net of $4.4 million, an increase in goodwill of $4.8 million and an increase in other noncurrent assets of $2.2 million. These increases were partially offset by a decrease in cash and cash equivalents of $59.8 million primarily due to a dividend payment of $60.0 million and a decrease in the deferred tax assets of $10.2 million.

Total liabilities increased to $1.0 billion at March 31, 2017 from $480.1 million at December 31, 2016, primarily due to an increase in amounts outstanding under the warehouse lines of credit of $550.6 million due to a higher number of loans outstanding related to our Freddie Mac business at March 31, 2017, compared to December 31, 2016. This was partially offset by a decrease in accrued compensation and related taxes of $16.3 million primarily due to the payment of incentive compensation that was accrued as of December 31, 2016.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of payments under the tax receivable agreement and payment of commissions and bonuses to employees.

First Three Months of 2017

Cash and cash equivalents decreased $59.8 million in the three months ended March 31, 2017. Net cash of $13.1 million was provided by operating activities, primarily resulting from $19.7 million of net income and a decrease of $1.7 million in prepaid taxes, prepaid expenses and other current assets. These increases in cash were partially offset by uses of cash from a $13.0 million decrease in accrued compensation and related taxes and a $2.2 million increase in other noncurrent assets. Investing activities used $6.9 million of cash resulting from $6.2 million for the purchase of businesses and $0.7 million for investing in property and equipment. Financing activities used $66.0 million primarily due to a $60.0 million dividend payment that we made to holders of our Class A common stock on February 21, 2017. Additionally, payments on certain capital leases used $0.1 million and $5.9 million was used to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings.

First Three Months of 2016

Cash and cash equivalents decreased $90.4 million in the three months ended March 31, 2016. Net cash of $17.9 million was used in operating activities, primarily resulting from a $28.4 million decrease in accrued compensation and related taxes, a $10.8 million decrease in other accrued liabilities and a $2.3 million increase in prepaid taxes, prepaid expenses and other current assets. These uses of cash were partially offset by $13.9 million of net income. Cash of $0.4 million was used for investing in property and equipment. Financing activities used $72.0 million primarily due to a $68.4 million dividend payment that we made to holders of our Class A common stock on February 19, 2016. Additionally, payments on certain capital leases used $0.1 million, $2.9 million was used to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings and we recognized a $0.6 million incremental tax benefit related to share-based award activities.

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At March 31, 2017, our cash and cash equivalents of approximately $175.8 million were invested or held in a mix of money market funds and bank demand deposit accounts at two financial institutions. Our liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash level, credit lines, interest and payments on debt, capital expenditures and other matters relating to liquidity and compliance with regulatory net capital requirements.

Over the three month period ended March 31, 2017, we generated approximately $13.1 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the three months ended March 31, 2017, we incurred approximately $118.0 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the three months ended March 31, 2017, approximately 58.8% of our operating expenses were considered variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. However, if the economy deteriorates in the future, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

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

Our liquidity needs related to our long term obligations are primarily related to our facility leases. For the three months ended March 31, 2017, we incurred approximately $4.2 million in occupancy expenses and approximately $7,000 in interest expense.

We are a party to an uncommitted $450 million financing arrangement with PNC that can be increased to $550 million four times per year for a period of 45 calendar days. We are also party to an uncommitted $125 million financing arrangement with Huntington National Bank that can be increased to $150 million three times in a one-year period for 30 business days to fund our Freddie Mac loan closings. Pursuant to these arrangements, PNC or Huntington funds the multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting our participation in the Freddie Mac Program and cannot be used for any other purpose. On September 30, 2016, HFF LP entered into an extended funding agreement with Freddie Mac whereby Freddie Mac could extend the Original Funding Date (as defined in the agreement) on any mortgage that HFF LP funded within the fourth quarter of 2016, to February 15, 2017. In connection with the extended funding agreement with Freddie Mac, PNC agreed to increase the financing arrangement to $2.0 billion through March 31, 2017. PNC also agreed to a maximum capacity of $1.5 billion for the remainder of 2017. On January 1, 2018 the capacity under the PNC agreement will revert to $450 million. As of March 31, 2017, we had outstanding borrowings of $841.6 million under the PNC/Huntington arrangements. Non-cash activity totaling $550.6 million increased these financing arrangements during the three month period ended March 31, 2017 and non-cash activity of $196.8 increased these financing arrangement during the three month period ended March 31, 2016. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in the Freddie Mac Program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

Intangible Assets. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, we determine the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering our own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, we have consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of March 31, 2017, the fair value and net book value of the servicing rights were $54.2 million and $40.2 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 151%, the discount rate increased 99% or if there is a 13% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the potential impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.

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

The net deferred tax asset of $102.4 million at March 31, 2017 is comprised mainly of a $114.7 million deferred tax asset related to the Section 754 of the Internal Revenue Code (“Section 754”) election tax basis step up. The net deferred tax asset related to the Section 754 election tax basis step up of $114.7 million represents annual pre-tax deductions on the Section 754 basis step up and payments under the tax receivable agreement of approximately $36.4 million in 2017, then increasing to $52.6 million in 2021 and then decreasing over the next nine years to approximately $0.1 million in 2030. In order to realize the anticipated pre-tax benefit of approximately $36.4 million in 2017, the Company needs to generate approximately $318 million in revenue, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit each year, the shortfall becomes a net operating loss that can be carried back 2 years to offset prior years’ taxable income, if any, or carried forward 20 years to offset future taxable income. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction would be made in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets.

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

Employment / Non-compete Agreements. The Company has entered into arrangements with newly hired transaction professionals whereby these transaction professionals would be paid additional compensation if certain performance targets are met over a defined period. Some of these agreements contain provisions that the payments will be made to the transaction professionals only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2017 through 2019. We begin to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, we evaluate the probability of each of the transaction professionals achieving the performance targets and the probability of each of the transaction professionals signing an employment agreement, if applicable. As of March 31, 2017, $0.3 million is accrued for these arrangements.

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

Recent Accounting Pronouncements

In December 2016, the FASB issued Update 2016-19 – “Technical Corrections and Improvements,” which covers a wide range of Topics in the Accounting Standards Codification. The amendments in this Update represent changes to clarify, correct errors, or make minor improvements to the ASC, making it easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments generally fall into one of the following categories: amendments related to differences between original guidance and the ASC, guidance clarification and reference corrections, simplification, or minor improvements. Most of the amendments in this Update do not require transition guidance and are effective upon issuance of this Update.

In March 2016, the FASB issued changes to the accounting for equity compensation. This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update also permits an entity to make an election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. This update was effective for the Company beginning in fiscal year 2017 and the Company made an election to change its accounting for forfeitures from the previously-required estimation method to recognizing forfeitures when they occur. The Company recognized $0.6 million as a reduction in retained earnings on January 1, 2017 as a result of eliminating the estimated forfeiture rate on unvested restricted stock units.

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

We are continuing the review of our contracts with customers to identify potential differences that could result from applying the new guidance. As we complete our overall assessment, we are also identifying any needed changes to our accounting policies and practices, business processes, systems and controls to support the new revenue recognition and disclosure requirements. Based on our evaluation to date, we do not expect the adoption of this accounting guidance to have a significant impact on our consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 29, 2017, we completed the acquisition of Hentschel & Company, LLC, pursuant to which we issued 83,333 restricted shares of our Class A common stock to the equity holder of the acquired entity as part of the transaction consideration. No underwriters were involved in the foregoing issuance of securities. The issuance of such shares was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) and Rules 505 and 506 thereunder, as transactions by an issuer not involving a public offering. We determined that the acquirer of the restricted shares in the transaction, Stephen Hentschel, was an accredited investor.

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

HFF, INC.

Dated: May 4, 2017	By:	/s/ Mark D. Gibson
Mark D. Gibson
Chief Executive Officer,
Director and Executive Managing Director
(Principal Executive Officer)

Dated: May 4, 2017	By:	/s/ Gregory R. Conley
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