Form 10-Q
period 2017-06-30
HFF, Inc.
filed 2017-08-03
CIK 1380509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding as of July 28, 2017 was 38,576,172 shares.

HFF, INC. AND SUBSIDIARIES

June 30, 2017

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

Unless the context otherwise requires, references to (1) “HFF Holdings” refer solely to HFF Holdings LLC, a Delaware limited liability company that was previously the holding company for our consolidated subsidiaries, and not to any of its subsidiaries, (2) “HFF LP” refer to Holliday Fenoglio Fowler, L.P., a Texas limited partnership, (3) “HFF Securities” refer to HFF Securities L.P., a Delaware limited partnership and registered broker-dealer, (4) “Holliday GP” refer to Holliday GP Corp., a Delaware corporation and the general partner of HFF LP and HFF Securities, (5) “HoldCo LLC” refer to HFF Partnership Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of HFF, Inc., (6) “Holdings Sub” refer to HFF LP Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of HFF Holdings, (7) “HFF Real Estate” refer to HFF Real Estate Limited, a company incorporated in England and Wales and (8) “HFF Securities Limited” refer to HFF Securities Limited, a company incorporated in England and Wales (collectively, with HFF Real Estate, the “UK Subsidiaries”). Except where specifically noted, references in this Quarterly Report on Form 10-Q to “the Company,” “we” or “us” mean HFF, Inc., a Delaware corporation and its consolidated subsidiaries after giving effect to the Reorganization Transactions and the inclusion of the UK Subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HFF, Inc.

Consolidated Balance Sheets

(Dollars in Thousands)

(Current period unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$201,778	$235,582
Accounts receivable	5,536	2,124
Mortgage notes receivable	760,096	290,933
Prepaid taxes	2,390	1,118
Prepaid expenses and other current assets	14,491	12,971

Total current assets, net	984,291	542,728
Property and equipment, net	15,703	15,837
Deferred tax asset, net	99,511	112,557
Goodwill	8,528	3,712
Intangible assets, net	45,127	36,614
Other noncurrent assets	10,408	5,211

Total Assets	$1,163,568	$716,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$334	$448
Warehouse line of credit	757,311	290,980
Accrued compensation and related taxes	39,838	44,685
Accounts payable	1,308	2,065
Payable under tax receivable agreement	11,315	11,315
Other current liabilities	20,463	18,803

Total current liabilities	830,569	368,296
Deferred rent credit	10,936	11,485
Payable under the tax receivable agreement, less current portion	100,077	100,077
Long-term debt, less current portion	119	259

Total liabilities	941,701	480,117
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 authorized; 38,740,330 and 38,463,448 shares issued, respectively; 38,575,652 and 38,091,123 shares outstanding, respectively	387	385
Treasury stock, 164,678 and 372,325 shares at cost, respectively	(5,002)	(11,477)
Additional paid-in-capital	135,791	132,513
Accumulated other comprehensive loss	(37)	—
Retained earnings	90,728	115,121

Total equity	221,867	236,542

Total liabilities and stockholders’ equity	$1,163,568	$716,659

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Comprehensive Income

(Dollars in Thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Capital markets services revenue	$133,715	$113,868	$266,428	$227,538
Interest on mortgage notes receivable	2,717	2,912	7,716	6,176
Other	932	885	2,026	1,481

	137,364	117,665	276,170	235,195
Expenses
Cost of services	79,290	66,486	159,421	134,988
Personnel	15,290	14,403	29,622	27,982
Occupancy	4,157	3,377	8,372	6,730
Travel and entertainment	5,000	4,036	9,709	8,501
Supplies, research, and printing	2,028	2,095	3,796	3,891
Insurance	619	553	1,223	1,165
Professional fees	1,707	1,449	3,613	2,702
Depreciation and amortization	4,032	2,893	7,699	5,562
Interest on warehouse line of credit	2,118	1,766	5,656	3,677
Other operating	3,726	3,022	6,898	5,671

	117,967	100,080	236,009	200,869
Operating income	19,397	17,585	40,161	34,326
Interest and other income, net	13,042	8,739	23,836	15,056
Interest expense	(5)	(11)	(12)	(24)
(Increase) decrease in payable under the tax receivable agreement	—	—	—	—

Income before income taxes	32,434	26,313	63,985	49,358
Income tax expense	12,972	10,467	24,867	19,636

Net income	$19,462	$15,846	$39,118	$29,722

Earnings per share—Basic and Diluted
Income available to HFF, Inc. common stockholders—Basic	$0.50	$0.41	$1.01	$0.78
Income available to HFF, Inc. common stockholders—Diluted	$0.49	$0.41	$0.99	$0.77
Other comprehensive loss:
Net income	$19,462	$15,846	$39,118	$29,722
Foreign currency translation adjustments	(34)	—	(37)	—

Comprehensive income	$19,428	$15,846	$39,081	$29,722

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars in Thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional	Accumulated Other
					Paid in	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Stockholders’ equity, December 31, 2016	38,091,123	$385	372,325	$(11,477)	$132,513	$—	$115,121	$236,542
Stock compensation and other, net	—	—	—	—	12,668	—	(557)	12,111
Issuance of Class A common stock, net	678,078	2	(401,196)	12,325	(12,327)	—	—	—
Repurchase of Class A common stock	(193,549)	—	193,549	(5,850)	—	—	—	(5,850)
Other comprehensive (loss)	—	—	—	—	—	(37)	—	(37)
Dividends paid	—	—	—	—	2,937	—	(62,954)	(60,017)
Net income	—	—	—	—	—	—	39,118	39,118

Stockholders’ equity, June 30, 2017	38,575,652	$387	164,678	$(5,002)	$135,791	$(37)	$90,728	$221,867

	Common Stock		Treasury Stock		Additional
					Paid in	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Stockholders’ equity, December 31, 2015	37,854,312	$383	497,055	$(11,378)	$117,216	$108,283	$214,504
Stock compensation and other, net	—	—	—	—	10,398	—	10,398
Incremental tax adjustment from share-based award activities	—	—	—	—	(588)	—	(588)
Issuance of Class A common stock, net	339,161	1	(228,270)	2,656	(2,657)	—	—
Repurchase of Class A common stock	(110,891)	—	110,891	(2,946)	—	—	(2,946)
Dividends paid	—	—	—	—	1,995	(70,357)	(68,362)
Net income	—	—	—	—	—	29,722	29,722

Stockholders’ equity, June 30, 2016	38,082,582	$384	379,676	$(11,668)	$126,364	$67,648	$182,728

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$39,118	$29,722
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	8,752	6,036
Incremental tax adjustment from share-based award activities	—	588
Deferred taxes	12,959	9,817
Depreciation and amortization:
Property and equipment	2,102	1,559
Intangibles	5,597	4,003
Gain on sale or disposition of assets, net	(13,926)	(8,330)
Mortgage service rights assumed	(2,085)	(2,582)
Proceeds from sale of mortgage servicing rights	—	2,265
Increase (decrease) in cash from changes in:
Accounts receivable	(2,500)	611
Receivable from affiliates	—	4
Mortgage notes receivable	(466,331)	168,763
Net borrowings on warehouse line of credit	466,331	(168,763)
Prepaid taxes, prepaid expenses and other current assets	(2,762)	(3,140)
Other noncurrent assets	(5,197)	(358)
Accrued compensation and related taxes	(1,488)	(15,830)
Accounts payable	(765)	(1,336)
Other current liabilities	1,282	(7,624)
Deferred rent	(549)	706

Net cash provided by operating activities	40,538	16,111
Investing activities
Purchases of property and equipment	(1,954)	(1,166)
Purchase of businesses	(6,230)	—

Net cash used in investing activities	(8,184)	(1,166)
Financing activities
Payments on long-term debt	(254)	(278)
Incremental tax adjustment from share-based award activities	—	(588)
Dividends paid	(60,017)	(68,362)
Treasury stock	(5,850)	(2,946)

Net cash used in financing activities	(66,121)	(72,174)

Net decrease in cash	(33,767)	(57,229)
Cash and cash equivalents, beginning of period	235,582	233,904
Effects of foreign currency translation on cash and cash equivalents	(37)	—

Cash and cash equivalents, end of period	$201,778	$176,675

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

In addition to cash received for its sale of all of the shares of Holliday GP and approximately 44.7% of partnership units of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP), HFF Holdings also received, through the issuance of one share of the Company’s Class B common stock to HFF Holdings, an exchange right that permitted HFF Holdings to exchange interests in the Operating Partnerships for shares of (i) the Company’s Class A common stock (the “Exchange Right”) and (ii) rights under a tax receivable agreement between the Company and HFF Holdings. Since all of the partnership units had been exchanged as of August 31, 2012, the Class B common stock was transferred to the Company and retired on August 31, 2012 in accordance with the Company’s certificate of incorporation. See Note 15 for further discussion of the tax receivable agreement.

As a result of the reorganization, the Company became a holding company through a series of transactions pursuant to a sale and purchase agreement. Pursuant to the Offering and reorganization, the Company’s sole assets are, through its wholly-owned subsidiary HoldCo LLC, partnership interests of HFF LP and HFF Securities and all of the shares of Holliday GP.

Basis of Presentation

The accompanying consolidated financial statements of the Company as of June 30, 2017 and December 31, 2016 and for the three and six month periods ended June 30, 2017 and June 30, 2016, include the accounts of HFF LP, HFF Securities, the Company’s wholly-owned subsidiaries, Holliday GP and Partnership Holdings and effective January 17, 2017, HFF Securities Limited and HFF Real Estate Limited. All significant intercompany accounts and transactions have been eliminated. As the sole stockholder of Holliday GP (the sole general partner of the Operating Partnerships), HFF, Inc. operates and controls all of the business and affairs of the Operating Partnerships. As the indirect sole stockholder of the UK Subsidiaries, HFF, Inc. also operates and controls all of the business and affairs of the UK Subsidiaries. The Company consolidates the financial results of the Operating Partnerships and the UK Subsidiaries.

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

In February 2016, the FASB issued new guidance on the accounting for leases. This new guidance will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability. The new lease accounting requirements are effective for the Company’s 2019 fiscal year with a modified retrospective transition approach required, with early adoption permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

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

We are continuing the review of our contracts with customers to identify potential differences that could result from applying the new guidance. As we complete our overall assessment, we are also identifying any needed changes to our accounting policies and practices, business processes, systems and controls to support the new revenue recognition and disclosure requirements. Based on our evaluation to date, we do not expect the adoption of this accounting guidance to have a significant impact on our consolidated financial statements, however we expect revenue recognition disclosures will include additional detail in accordance with the new requirements.

In January 2017, FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU eliminates Step 2 from the goodwill impairment test. This ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. We are evaluating the effect that ASU 2017-04 will have on our goodwill assessment process, but do not believe the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements and related disclosures.

2. Summary of Significant Accounting Policies

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Accordingly, significant accounting policies and disclosures normally provided have been omitted as such items are disclosed therein. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the year ending December 31, 2017.

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

3. Stock Compensation

The stock compensation cost that has been charged against income for the three and six months ended June 30, 2017 was $4.8 million and $8.8 million, respectively, which is recorded in personnel expenses in the consolidated statements of income. The stock compensation cost that has been charged against income for the three and six months ended June 30, 2016 was $3.2 million and $6.0 million, respectively. At June 30, 2017, there was approximately $41.7 million of unrecognized compensation cost related to non-vested restricted stock units with a weighted average remaining contractual term of 2.5 years. As of June 30, 2017, there were 2,409,724 restricted stock units outstanding, of which 2,198,131 have continued vesting requirements.

During the three month period ended June 30, 2017, no options were granted, vested, exercised or forfeited.

During the three month period ended June 30, 2017, 24,029 new restricted stock units were granted, 15,484 vested of which 2,927 were converted to Class A common stock, and 119 restricted stock units were forfeited.

The fair value of vested restricted stock units was $7.4 million at June 30, 2017.

4. Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	June 30, 2017	December 31, 2016
Furniture and equipment	$7,945	$7,667
Computer equipment	2,203	2,145
Capitalized software costs	2,434	2,043
Leasehold improvements	16,538	15,813

Subtotal	29,120	27,668
Less accumulated depreciation and amortization	(13,417)	(11,831)

	$15,703	$15,837

At June 30, 2017 and December 31, 2016, the Company has recorded, within furniture and equipment, office equipment under capital leases of $1.8 million and $1.9 million, respectively, including accumulated amortization of $1.3 million and $1.2 million, respectively, which is included within depreciation and amortization expense in the accompanying consolidated statements of income. See Note 7 for discussion of the related capital lease obligations.

5. Intangible Assets

The Company’s intangible assets consist of mortgage servicing rights and customer contracts and relationships. The customer contracts and relationships intangibles were part of the assets acquired in two business acquisitions that the Company completed in the first quarter of 2017. The acquisitions, which were not significant, were accounted for as business combinations using the acquisition method of accounting, which established a new basis of accounting for all assets acquired and liabilities assumed at fair value. The purchase price allocation was based on preliminary fair values of the assets acquired and liabilities assumed at the date of acquisitions. The purchase price allocation will be finalized within twelve months from the acquisitions’ closing date.

The Company’s intangible assets are summarized as follows (dollars in thousands):

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Mortgage servicing rights	$74,235	$(30,039)	$44,196	$64,648	$(28,034)	$36,614
Other	931	—	931	—	—	—

Total intangible assets	$75,166	$(30,039)	$45,127	$64,648	$(28,034)	$36,614

As of June 30, 2017 and December 31, 2016, the Company serviced $62.2 billion and $58.0 billion, respectively, of commercial loans. The Company earned $6.9 million and $13.6 million in servicing fees and interest on float and escrow balances for the three and six month periods ending June 30, 2017, respectively. The Company earned $5.7 million and $11.2 million in servicing fees and interest on float and escrow balances for the three and six month periods ending June 30, 2016. These revenues are recorded as capital markets services revenues in the consolidated statements of income.

The total commercial loan servicing portfolio includes loans for which there are no corresponding mortgage servicing rights recorded on the balance sheet, as these servicing rights were assumed prior to the Company’s adoption of ASC 860, Transfers and Servicing (“ASC 860”) on January 1, 2007 and involved no initial consideration paid by the Company. As of June 30, 2017 and December 31, 2016 the Company has recorded mortgage servicing rights of $44.2 million and $36.6 million on $61.0 billion and $56.5 billion, respectively, of the total loans serviced.

The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (“CMBS”), Freddie Mac and limited-service life company loans.

Changes in the carrying value of mortgage servicing rights for the six month periods ended June 30, 2017 and 2016, were as follows (dollars in thousands):

Category	12/31/16	Capitalized	Amortized	Sold / Transferred	6/30/17
Freddie Mac	$16,234	$11,094	$(2,161)	$—	$25,167
CMBS	16,247	441	(2,068)	—	14,620
Life company	3,567	1,458	(1,195)	—	3,830
Life company – limited	566	186	(173)	—	579

Total	$36,614	$13,179	$(5,597)	$—	$44,196

Category	12/31/15	Capitalized	Amortized	Sold / Transferred	6/30/16
Freddie Mac	$7,074	$6,219	$(935)	$(2,450)	$9,908
CMBS	16,768	629	(2,002)	1,948	17,343
Life company	2,729	1,689	(924)	—	3,494
Life company – limited	351	266	(142)	—	475

Total	$26,922	$8,803	$(4,003)	$(502)	$31,220

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Federal Home Loan Mortgage Corporation (“Freddie Mac”) and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $6.2 million and $11.1 million on $1.2 billion and $2.6 billion of loans, respectively, during the three and six month periods ending June 30, 2017, respectively, and $3.8 million and $6.2 million on $1.4 billion and $2.3 billion of loans, respectively, during the three and six month periods ending June 30, 2016, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration on the CMBS and Life company tranches of $0.8 million and $2.1 million on $2.3 billion and $5.8 billion of loans, respectively, during the three and six month periods ending June 30, 2017, respectively, and $1.2 million and $2.6 million on $3.3 billion and $6.6 billion of loans, respectively, during the three and six month periods ending June 30, 2016, respectively. During the six months ending June 30, 2016, the Company sold the cashiering portion of certain Freddie Mac mortgage servicing rights. While the Company transferred the risks and rewards of ownership of the cashiering portion of the mortgage servicing rights, the Company continues to perform limited servicing activities on these securitized loans. Therefore, the remaining servicing rights were transferred to the CMBS servicing tranche.    The net result of these transactions was that the Company recorded a gain in the three and six months ending June 30, 2016 of $1.2 million and $1.8 million, respectively, within interest and other income, net in the consolidated statements of income. During the three and six months ending June 30, 2017, the Company did not sell any of the servicing rights on Freddie Mac loans. The Company received securitization compensation in relation to the securitization of certain Freddie Mac loans in the three and six months ending June 30, 2017 of $3.6 million and $5.1 million, respectively, and $1.7 million and $2.9 million during the three and six month periods ending June 30, 2016, respectively. The securitization compensation is recorded within interest and other income, net in the consolidated statements of income.

Amortization expense related to intangible assets was $2.9 million and $5.6 million during the three and six month periods ended June 30, 2017 and $2.1 million and $4.0 million during the three and six month periods ending June 30, 2016, respectively, and is recorded in depreciation and amortization in the consolidated statements of income.

Estimated amortization expense for the next five years is as follows (dollars in thousands):

Remainder of 2017	$5,270
2018	9,274
2019	7,163
2020	5,538
2021	4,836
2022	4,232

The weighted-average life of the mortgage servicing rights intangible asset was 6.7 years at June 30, 2017.

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

The following tables set forth the Company’s financial assets that were accounted for at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2017 and December 31, 2016 (in thousands):

		June 30, 2017 Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Mortgage notes receivable	$760,096	$—	$760,096	$—

Total recurring fair value measurements	$760,096	$—	$760,096	$—

		December 31, 2016 Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Mortgage notes receivable	$290,933	$—	$290,933	$—

Total recurring fair value measurements	$290,933	$—	$290,933	$—

The valuation of mortgage notes receivable is calculated based on already locked in interest rates. These assets are classified as Level 2 in the fair value hierarchy as all inputs are reasonably observable.

In accordance with GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights. The mortgage servicing rights are recorded at fair value upon initial recording and were not re-measured at fair value during the second quarter of 2017 because the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at June 30, 2017.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of June 30, 2017 and December 31, 2016 (in thousands):

Nonrecurring fair value measurements:

June 30, 2017	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage servicing rights	$44,196	$—	$—	$59,037

Total nonrecurring fair value measurements	$44,196	$—	$—	$59,037

December 31, 2016	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage servicing rights	$36,615	$—	$—	$49,970

Total nonrecurring fair value measurements	$36,615	$—	$—	$49,970

Mortgage servicing rights do not trade in an active, open market with readily-available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Expected life of cash flows	3 years to 9 years	3 years to 11 years
Discount rate (1)	10% to 16%	10% to 16%
Prepayment rate	0% to 8%	0% to 8%
Inflation rate	2%	2%
Cost of service per loan	$1,920 to $4,802	$1,920 to $4,997

(1)	Reflects the time value of money and the risk of future cash flows related to the possible cancellation of servicing contracts, transferability restrictions on certain servicing contracts, concentration in the life company portfolio and large loan risk.

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

7. Capital Lease Obligations

Capital lease obligations consist of the following at June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Capital lease obligations	$453	$707
Less current maturities	334	448

	$119	$259

Capital lease obligations consist primarily of office equipment leases that expire at various dates through November 2019. A summary of future minimum lease payments under capital leases at June 30, 2017 is as follows (dollars in thousands):

Remainder of 2017	$197
2018	216
2019	40

$453

8. Warehouse Line of Credit

HFF LP maintains two uncommitted warehouse revolving lines of credit for the purpose of funding the Freddie Mac mortgage loans that it originates as a Freddie Mac Multifamily Approved Seller/Servicer for Conventional and Senior Housing Loan provider (“Freddie Mac Program”). The Company is a party to an uncommitted $450 million financing arrangement with PNC Bank, N.A. (“PNC”) that can be increased to $550 million four times per year for a period of 45 calendar days and has a maximum capacity of $1.5 billion for the remainder of 2017. On January 1, 2018 the capacity under the PNC agreement will revert to $450 million. The Company is also party to an uncommitted $150 million financing arrangement with The Huntington National Bank (“Huntington”). The Huntington arrangement was amended in July 2017 to increase the uncommitted amount from $125 million to $150 million, which can be increased to $175 million three times in a one-year period for 45 calendar days and may be increased to $175 million from October 1, 2017 through February 15, 2018.

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting the Company’s participation in the Freddie Mac Program and cannot be used for any other purpose. As of June 30, 2017 and December 31, 2016, HFF LP had $757.3 million and $291.0 million, respectively, outstanding on the warehouse lines of credit. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (1.06% and 0.62% at June 30, 2017 and December 31, 2016, respectively) plus a spread. HFF LP is also paid interest on its loan secured by a multifamily loan at the rate in the Freddie Mac note.

9. Lease Commitments

The Company leases various corporate offices (which leases sometime include parking spaces) and office equipment under noncancelable operating leases. These leases have initial terms of three to eleven years. Several of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $3.3 million and $7.0 million, respectively, during the three and six month periods ending June 30, 2017 and $2.8 million and $5.6 million, respectively, during the three and six month periods ended June 30, 2016, and is recorded within occupancy expense in the consolidated statements of income.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (dollars in thousands):

Remainder of 2017	$5,351
2018	10,515
2019	10,228
2020	9,438
2021	8,018
2022	5,890

The Company subleases certain office space to subtenants, which subleases may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2019. See Note 4 and Note 7 above for further description of the assets and related obligations recorded under these capital leases at June 30, 2017 and December 31, 2016, respectively.

10. Servicing

The Company services commercial real estate loans for lenders. The unpaid principal balance of the servicing portfolio totaled $62.2 billion and $58.0 billion at June 30, 2017 and December 31, 2016, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At June 30, 2017 and December 31, 2016, the funds held in escrow totaled $193.7 million and $182.3 million, respectively. These funds, and the offsetting obligations, are not presented in the Company’s financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of income.

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

12. Income Taxes

Income tax expense includes current and deferred taxes as follows (dollars in thousands):

	Current	Deferred	Total
Six months ended June 30, 2017:
Federal	$10,319	$11,749	$22,068
State	1,589	1,210	2,799

	$11,908	$12,959	$24,867

	Current	Deferred	Total
Six months ended June 30, 2016:
Federal	$8,399	$8,991	$17,390
State	1,420	826	2,246

	$9,819	$9,817	$19,636

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	June 30,
	2017		2016
Income tax expense / (benefit)		Rate		Rate
Taxes computed at federal rate	$22,395	35.0%	$17,275	35.0%
State and local taxes, net of federal tax benefit	2,601	4.1%	1,890	3.8%
Rate differential on non-US income	177	0.3%	—	0.0%
Effect of shortfalls (windfalls) related to equity compensation	(1,126)	(1.8)%	—	0.0%
Meals and entertainment	758	1.2%	464	0.9%
Other	62	0.1%	7	0.0%

Income tax expense	$24,867	38.9%	$19,636	39.8%

13. Stockholders Equity

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. Holders of Class A common stock vote together as a single class on all matters presented to the stockholders for their vote or approval. The Company had issued 38,740,330 and 38,463,448 shares of Class A common stock as of June 30, 2017 and December 31, 2016, respectively.

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

14. Earnings Per Share

The Company’s net income and weighted average shares outstanding for the three and six month periods ended June 30, 2017 and 2016 consist of the following (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$19,462	$15,846	$39,118	$29,722
Weighted Average Shares Outstanding:
Basic	38,694,339	38,263,657	38,616,920	38,215,246
Diluted	39,487,689	38,961,753	39,327,455	38,667,842

The calculations of basic and diluted net income per share amounts for the three and six month periods ended June 30, 2017 and 2016 are described and presented below.

Basic Net Income per Share

Numerator — net income for the three and six month periods ended June 30, 2017 and 2016, respectively.

Denominator — the weighted average shares of unrestricted Class A common stock for the three and six month periods ended June 30, 2017 and 2016, including 211,593 and 189,385 restricted stock units that have vested and whose issuance is no longer contingent as of June 30, 2017 and 2016, respectively.

Diluted Net Income per Share

Numerator — net income for the three and six month periods ended June 30, 2017 and 2016.

Denominator — the weighted average shares of unrestricted Class A common stock for the three and six month periods ended June 30, 2017 and 2016, including 211,593 and 189,385 restricted stock units that have vested and whose issuance is no longer contingent as of June 30, 2017 and 2016, respectively, plus the dilutive effect of the unvested restricted stock units, restricted stock and stock options.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income	$19,462	$15,846	$39,118	$29,722
Denominator:
Weighted average number of shares of Class A common stock outstanding	38,694,339	38,263,657	38,616,920	38,215,246
Basic net income per share of Class A common stock	$0.50	$0.41	$1.01	$0.78
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income	$19,462	$15,846	$39,118	$29,722
Denominator:
Basic weighted average number of shares of Class A common stock	38,694,339	38,263,657	38,616,920	38,215,246
Add—dilutive effect of:
Unvested restricted stock units	778,177	686,086	695,478	440,747
Stock options	15,173	12,010	15,057	11,849
Weighted average common shares outstanding — diluted	39,487,689	38,961,753	39,327,455	38,667,842
Diluted earnings per share of Class A common stock	$0.49	$0.41	$0.99	$0.77

15. Related Party Transactions

As a result of the Company’s initial public offering, the Company entered into a tax receivable agreement with HFF Holdings that provides for the payment by the Company to HFF Holdings of 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increase in tax basis of the assets owned by HFF LP and HFF Securities and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. As members of HFF Holdings, each of Mark Gibson, the Company’s chief executive officer, Jody Thornton, the Company’s president and member of the Company’s board of directors and a capital markets advisor of the Operating Partnerships, John Fowler, a current director emeritus of the Company’s board of directors and a capital markets advisor of the Operating Partnerships, and Matthew D. Lawton, Gerard T. Sansosti, Michael J. Tepedino and Manuel A. de Zarraga, each an Executive Managing Director and a capital markets advisor of the Operating Partnerships, is entitled to participate in such payments, in each case on a pro rata basis based upon such person’s ownership of interests in each series of tax receivable payments created by the initial public offering or subsequent exchange of Operating Partnership units. The Company will retain the remaining 15% of cash savings, if any, in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax is computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities allocable to the Company as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the initial public offering and will continue until all such tax benefits have been utilized or have expired. See Note 16 for the amount recorded in relation to this agreement.

16. Commitments and Contingencies

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. The Company has recorded $111.4 million and $111.4 million for this obligation to HFF Holdings as a liability on the consolidated balance sheet as of June 30, 2017 and December 31, 2016, respectively.

In recent years, the Company has entered into arrangements with newly hired capital markets advisors whereby these capital markets advisors would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the capital markets advisors only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2017 through 2019. Currently, the Company cannot reasonably estimate the amounts that would be payable under all of these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the capital markets advisors achieving the performance targets and the probability of each of the capital markets advisors signing an employment agreement. As of June 30, 2017 and December 31, 2016, $0.3 million and $0.1 million, respectively, have been accrued for these arrangements on the consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of the Company and its subsidiaries as of June 30, 2017, and the results of our operations for the three and six month periods ended June 30, 2017, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview

Our Business

We are, based on transaction volume, one of the leading providers of commercial real estate and capital markets services to both the consumers and providers of capital in the commercial real estate industry and one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 24 offices with approximately 944 associates including approximately 357 capital markets advisors.

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

Results of Operations

Following is a discussion of our results of operations for the three months ended June 30, 2017 and June 30, 2016. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2016.

	For the Three Months Ended June 30,
	2017		2016
	Dollars	% of Revenue	Dollars	% of Revenue	Total Dollar Change	Total Percentage Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$133,715	97.3%	$113,868	96.8%	$19,847	17.4%
Interest on mortgage notes receivable	2,717	2.0%	2,912	2.5%	(195)	(6.7)%
Other	932	0.7%	885	0.8%	47	5.3%

Total revenues	137,364	100.0%	117,665	100.0%	19,699	16.7%
Operating expenses
Cost of services	79,290	57.7%	66,486	56.5%	12,804	19.3%
Personnel	15,290	11.1%	14,403	12.2%	887	6.2%
Occupancy	4,157	3.0%	3,377	2.9%	780	23.1%
Travel and entertainment	5,000	3.6%	4,036	3.4%	964	23.9%
Supplies, research and printing	2,028	1.5%	2,095	1.8%	(67)	(3.2)%
Other	12,202	8.9%	9,683	8.2%	2,519	26.0%

Total operating expenses	117,967	85.9%	100,080	85.1%	17,887	17.9%

Operating income	19,397	14.1%	17,585	14.9%	1,812	10.3%
Interest and other income, net	13,042	9.5%	8,739	7.4%	4,303	49.2%
Interest expense	(5)	(0.0)%	(11)	(0.0)%	6	(54.5)%
(Increase) decrease in payable under tax receivable agreement	—	0.0%	—	0.0%	—	0.0%

Income before income taxes	32,434	23.6%	26,313	22.4%	6,121	23.3%
Income tax expense	12,972	9.4%	10,467	8.9%	2,505	23.9%

Net income	$19,462	14.2%	$15,846	13.5%	$3,616	22.8%

Adjusted EBITDA (1)	$32,850	23.9%	$27,977	23.8%	$4,873	17.4%

(1)	The Company defines Adjusted EBITDA as net income before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) stock-based compensation expense, which is a non-cash charge, (v) income recognized on the initial recording of mortgage servicing rights that are acquired with no initial consideration and the inherent value of servicing rights, which are non-cash income amounts, and (vi) the increase (decrease) in payable under the tax receivable agreement, which represents changes in a liability recorded on the Company’s consolidated balance sheet determined by the ongoing remeasurement of related deferred tax assets and, therefore, can be income or expense in the Company’s consolidated statement of income in any individual period. The Company uses Adjusted EBITDA in its business operations to, among other things, evaluate the performance of its business, develop budgets and measure its performance against those budgets. The Company also believes that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate its overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP. The Company finds Adjusted EBITDA as a useful tool to assist in evaluating performance because it eliminates items related to capital structure and taxes, including the Company’s tax receivable agreement. Note that the Company classifies the interest expense on its warehouse lines of credit as an operating expense and, accordingly, it is not eliminated from net income in determining Adjusted EBITDA. Some of the items that the Company has eliminated from net income in determining Adjusted EBITDA are significant to the Company’s business. For example, (i) interest expense is a necessary element of the Company’s costs and ability to generate revenue because it incurs interest expense related to any outstanding indebtedness, (ii) payment of income taxes is a necessary element of the Company’s costs, and (iii) depreciation and amortization are necessary elements of the Company’s costs.

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

Set forth below is a reconciliation of consolidated net income to Adjusted EBITDA for the Company for the three months ended June 30, 2017 and 2016:

Adjusted EBITDA for the Company is calculated as follows:
(dollars in thousands)
	For the Three Months Ended June 30,
	2017	2016
Net income	$19,462	$15,846
Add:
Interest expense	5	11
Income tax expense	12,972	10,467
Depreciation and amortization	4,032	2,893
Stock-based compensation (a)	4,846	3,197
Initial recording of mortgage servicing rights	(8,467)	(4,437)
Increase (decrease) in payable under the tax receivable agreement	—	—

Adjusted EBITDA	$32,850	$27,977

(a)	Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation plan, office profit participation plans and executive bonus plan that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation plan, office profit participation plans and executive bonus plan. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

Revenues. Our total revenues were $137.4 million for the three months ended June 30, 2017 compared to $117.7 million for the same period in 2016, an increase of $19.7 million, or 16.7%. Revenues increased primarily due to a 25.0% increase in total production volume as compared to the second quarter of 2016.

•	The revenues we generated from capital markets services for the three months ended June 30, 2017 increased approximately $19.8 million, or 17.4%, to $133.7 million from $113.9 million for the same period in 2016. The increase is primarily attributable to a 25.0% increase in the total production volume during the second quarter of 2017 compared to the second quarter of 2016.

•	The revenues derived from interest on mortgage notes receivable were $2.7 million for the three months ended June 30, 2017 compared to $2.9 million for the same period in 2016, a decrease of approximately $0.2 million. Revenues decreased primarily as a result of lower average balances per loans originated in the second quarter of 2017 compared to the second quarter of 2016 in connection with the Freddie Mac Program.

•	The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $0.9 million in each of the three month periods ended June 30, 2017 and June 30, 2016.

Total Operating Expenses. Our total operating expenses were $118.0 million for the three months ended June 30, 2017 compared to $100.1 million for the same period in 2016, an increase of $17.9 million, or approximately 17.9%. Expenses increased primarily due to increased cost of services primarily from an increase in capital markets services revenue. Additionally, personnel, occupancy, travel and entertainment, and other operating costs increased most of which is due to the increase in headcount.

•	The cost of services for the three months ended June 30, 2017 increased $12.8 million, or 19.3%, to $79.3 million from $66.5 million for the same period in 2016. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues and higher salary and fringe benefit costs from increased headcount. Cost of services as a percentage of capital markets services revenues was approximately 59.3% and 58.4% for the three month periods ended June 30, 2017 and June 30, 2016, respectively.

•	Personnel expenses that are not directly attributable to providing services to our clients increased approximately $0.9 million, or 6.2%, to $15.3 million for the three months ended June 30, 2017 from $14.4 million for the same period in 2016. The increase is primarily related to an increase in salaries and equity compensation costs (excluding profit participation equity costs) of $0.8 million. This increase is partially offset by decreased profit participation costs of $0.3 million during the second quarter 2017 as compared to the second quarter 2016. Personnel expenses are also impacted quarterly by the adjustments made to accrue for the estimated expense associated with the Plans. The Plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. The stock compensation cost included in personnel expenses was $4.8 million and $3.2 million for the three months ended June 30, 2017 and 2016, respectively. The increase in stock compensation costs is primarily due to increased restricted stock awards granted in February 2017 of $0.4 million. At June 30, 2017, there was approximately $41.7 million of unrecognized compensation cost related to share-based awards. The weighted average remaining contractual term of the unvested restricted stock units is 2.5 years as of June 30, 2017. The weighted average remaining contractual term of the vested options is 2.6 years as of June 30, 2017.

•	Occupancy and travel and entertainment expenses for the three months ended June 30, 2017 increased $1.7 million, or 23.5%, to $9.2 million compared to the same period in 2016. These increases are primarily due to increased travel and entertainment costs stemming from the increase in headcount and production transactions and increased occupancy costs from office expansions.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $12.2 million in the three months ended June 30, 2017, an increase of $2.5 million, or 26.0%, versus $9.7 million in the three months ended June 30, 2016. This increase is primarily related to higher interest on the warehouse line of credit, depreciation and amortization and professional fees.

Net Income. Our net income for the three months ended June 30, 2017 was $19.5 million, an increase of approximately $3.6 million versus $15.8 million for the same fiscal period in 2016. This increase is primarily due to the increase in operating income and interest and other income, net.

•	Interest and other income, net for the three months ended June 30, 2017 was $13.0 million, an increase of $4.3 million as compared to $8.7 million for the same fiscal period in 2016 primarily due to higher income from the valuation of mortgage servicing rights of $4.0 million which was slightly offset by lower income earned in connection with our agency business.

•	The interest expense we incurred in the three months ended June 30, 2017 was $5,000 as compared to $11,000 in the three months ended June 30, 2016.

•	Income tax expense was approximately $13.0 million for the three months ended June 30, 2017, as compared to $10.5 million in the three months ended June 30, 2016. This increase is primarily due to the higher income before income taxes during the three months ended June 30, 2017 as compared to the same period in the prior year. During the three months ended June 30, 2017, the Company recorded a current income tax expense of $10.2 million and deferred income tax expense of $2.8 million.

Following is a discussion of our results of operations for the six months ended June 30, 2017 and June 30, 2016. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2016.

	For the Six Months Ended June 30,
	2017		2016
	Dollars	% of Revenue	Dollars	% of Revenue	Total Dollar Change	Total Percentage Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$266,428	96.5%	$227,538	96.7%	$38,890	17.1%
Interest on mortgage notes receivable	7,716	2.8%	6,176	2.6%	1,540	24.9%
Other	2,026	0.7%	1,481	0.6%	545	36.8%

Total revenues	276,170	100.0%	235,195	100.0%	40,975	17.4%
Operating expenses
Cost of services	159,421	57.7%	134,988	57.4%	24,433	18.1%
Personnel	29,622	10.7%	27,982	11.9%	1,640	5.9%
Occupancy	8,372	3.0%	6,730	2.9%	1,642	24.4%
Travel and entertainment	9,709	3.5%	8,501	3.6%	1,208	14.2%
Supplies, research and printing	3,796	1.4%	3,891	1.7%	(95)	(2.4)%
Other	25,089	9.1%	18,777	8.0%	6,312	33.6%

Total operating expenses	236,009	85.5%	200,869	85.4%	35,140	17.5%

Operating income	40,161	14.5%	34,326	14.6%	5,835	17.0%
Interest and other income, net	23,836	8.6%	15,056	6.4%	8,780	58.3%
Interest expense	(12)	(0.0)%	(24)	(0.0)%	12	(50.0)%
(Increase) decrease in payable under tax receivable agreement	—	0.0%	—	0.0%	—	0.0%

Income before income taxes	63,985	23.2%	49,358	21.0%	14,627	29.6%
Income tax expense	24,867	9.0%	19,636	8.3%	5,231	26.6%

Net income	$39,118	14.2%	$29,722	12.6%	$9,396	31.6%

Adjusted EBITDA (1)	$65,307	23.6%	$52,693	22.4%	$12,614	23.9%

(1)	Set forth below is a reconciliation of consolidated net income to Adjusted EBITDA for the Company for the six months ended June 30, 2017 and 2016:

Adjusted EBITDA for the Company is calculated as follows:
(dollars in thousands)
	For the Six Months Ended June 30,
	2017	2016
Net income	$39,118	$29,722
Add:
Interest expense	12	24
Income tax expense	24,867	19,636
Depreciation and amortization	7,699	5,562
Stock-based compensation (a)	8,752	6,036
Initial recording of mortgage servicing rights	(15,141)	(8,287)
Increase (decrease) in payable under the tax receivable agreement	—	—

Adjusted EBITDA	$65,307	$52,693

(a)	Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation plan, office profit participation plans, and executive bonus plan that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation plan, office profit participation plans and executive bonus plan. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

Revenues. Our total revenues were $276.2 million for the six months ended June 30, 2017 compared to $235.2 million for the same period in 2016, an increase of $41.0 million, or 17.4%. Revenues increased primarily due to a 19.2% increase in total production volumes as compared to the first six months of 2016.

•	The revenues we generated from capital markets services for the six months ended June 30, 2017 increased $38.9 million, or 17.1%, to $266.4 million from $227.5 million for the same period in 2016. The increase is primarily attributable to a 19.2% increase in the total production volume during the first six months of 2017 compared to the first six months of 2016.

•	The revenues derived from interest on mortgage notes receivable were $7.7 million for the six months ended June 30, 2017 compared to $6.2 million for the same period in 2016, an increase of approximately $1.5 million. Revenues increased primarily as a result of an increase in the number of loan originations in the first six months of 2017 compared to the first six months of 2016 in connection with the Freddie Mac Program.

•	The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $2.0 million for the six month period ended June 30, 2017 and $1.5 million for the six month period ended June 30, 2016, an increase of approximately 36.8%.

Total Operating Expenses. Our total operating expenses were $236.0 million for the six months ended June 30, 2017 compared to $200.9 million for the same period in 2016, an increase of $35.1 million, or 17.5%. Expenses increased primarily due to increased cost of services and other costs resulting primarily from an increase in capital markets services revenue and increased headcount.

•	The cost of services for the six months ended June 30, 2017 increased $24.4 million, or 18.1%, to $159.4 million from $135.0 million for the same period in 2016. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues. Also contributing to the increase in cost of services are higher salary and fringe benefit costs from increased headcount. Cost of services as a percentage of capital markets services revenues was approximately 59.8% and 59.3% for the six month periods ended June 30, 2017 and June 30, 2016, respectively.

•	Personnel expenses that are not directly attributable to providing services to our clients increased $1.6 million, or 5.9%, to $29.6 million for the six months ended June 30, 2017 from $28.0 million for the same period in 2016. The increase is primarily related to an increase in equity compensation (excluding equity compensation relating to the profit participation plans) of $1.3 million and an increase in salaries and incentive compensation costs of $0.4 million and offset by a decrease in profit participation costs of $0.8 million. These increases were partially offset by a decrease in expense relating to our firm and office profit participation plans of $0.5 million. Personnel expenses are impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance-based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. The stock compensation cost included in personnel expenses was $8.8 million and $6.0 million for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, there was approximately $41.7 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the unvested restricted stock units is 2.5 years as of June 30, 2017. The weighted average remaining contractual term of the vested options is 2.6 years as of June 30, 2017.

•	Occupancy and travel and entertainment expenses for the six months ended June 30, 2017 increased $2.9 million, or 18.7%, to $18.1 million compared to the same period in 2016. These increases are primarily due to increased travel and entertainment costs stemming from the increase in headcount and production volumes and increased occupancy costs from office expansions.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $25.1 million in the six months ended June 30, 2017, an increase of $6.3 million, or approximately 33.6%, versus $18.8 million in the six months ended June 30, 2016. This increase is primarily related to increased interest on warehouse line of credit of $2.0 million, increased amortization of $1.6 million due to a higher balance of mortgage servicing rights, increased depreciation of $0.5 million and increased other operating costs of $1.2 million.

Net Income. Our net income for the six months ended June 30, 2017 was $39.1 million, an increase of approximately $9.4 million versus $29.7 million for the same fiscal period in 2016. This increase is primarily due to the increase revenues as discussed above.

•	Interest and other income, net for the six months ended June 30, 2017 was $23.8 million, as compared to $15.1 million for the same fiscal period in 2016. This is the result of increases in income on the initial recording of mortgage servicing rights, higher securitization compensation, and higher income earned in connection with our agency business. The increases are partially offset by decreases in the gain on sale of mortgage serving rights.

•	The interest expense we incurred in the six months ended June 30, 2017 and 2016 was $12,000 and $24,000, respectively.

•	Income tax expense was approximately $24.9 million for the six months ended June 30, 2017, as compared to $19.6 million in the six months ended June 30, 2016. This increase is primarily due to the higher income before income taxes during the six months ended June 30, 2017 compared to the same period of the prior year. During the six months ended June 30, 2017, the Company recorded a current income tax expense of $11.9 million and deferred income tax expense of approximately $13.0 million.

Financial Condition

Total assets increased to $1.2 billion at June 30, 2017 from $716.7 million at December 31, 2016, primarily due to an increase in mortgage notes receivable of $469.2 million due to a higher number of loans pending sale to Freddie Mac at June 30, 2017, compared to December 31, 2016, an increase in intangible assets, net of $8.5 million, and an increase in other noncurrent assets of $5.2 million. These increases in assets were partially offset by a decrease of cash and cash equivalents of $33.8 million and a decrease in deferred tax asset, net of $13.0 million.

Total liabilities increased to $941.7 million at June 30, 2017 from $480.1 million at December 31, 2016, primarily due to an increase in amounts outstanding under the warehouse lines of credit of $466.3 million due to a higher number of loans pending sale to Freddie Mac at June 30, 2017, compared to December 31, 2016.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of distributions to members of HFF Holdings pursuant to the tax receivable agreement, and payment of commissions and bonuses to employees.

First Six Months of 2017

Cash and cash equivalents decreased $33.8 million in the six months ended June 30, 2017. Net cash of $40.5 million was provided by operating activities, primarily resulting from $39.1 million of net income which was partially offset by uses of cash from a $1.5 million decrease in accrued compensation and related taxes, a $5.2 million increase in other noncurrent assets and a $2.8 million increase in prepaid taxes, prepaid expenses and other current assets. Investing activities used $8.2 million of cash resulting from $6.2 million for the purchase of businesses and $2.0 million for investing in property and equipment. Financing activities used $66.1 million primarily due to a $60.0 million dividend payment that we made to holders of our Class A common stock on February 21, 2017. Additionally, payments on certain capital leases used $0.3 million and $5.9 million was used to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings.

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

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At June 30, 2017, our cash and cash equivalents of approximately $201.8 million were invested or held in a mix of money market funds and bank demand deposit accounts at two financial institutions. Our liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash level, credit lines, interest and payments on debt, capital expenditures and other matters relating to liquidity and compliance with regulatory net capital requirements.

Over the six month period ended June 30, 2017, we generated approximately $40.5 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the six months ended June 30, 2017, we incurred approximately $236.0 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the six months ended June 30, 2017, approximately 59.3% of our operating expenses were considered variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. However, if the economy deteriorates in the future, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

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

Our liquidity needs related to our long term obligations are primarily related to our facility leases. For the six months ended June 30, 2017, we incurred approximately $8.4 million in occupancy expenses and approximately $12,000 in interest expense.

We are a party to an uncommitted $450 million financing arrangement with PNC, which has a maximum capacity of $1.5 billion for the remainder of 2017 at which time it will revert to $450 million. We are also party to an uncommitted $150 million financing arrangement with Huntington. The Huntington arrangement was amended in July 2017 to increase the uncommitted amount from $125 million to $150 million, which can be increased to $175 million three times in a one-year period for 45 calendar days and may be increased to $175 million from October 1, 2017 through February 15, 2018. Pursuant to these arrangements, PNC or Huntington funds the multifamily Freddie Mac loan closings on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting our participation in the Freddie Mac Program and cannot be used for any other purpose. As of June 30, 2017, we had outstanding borrowings of $757.3 million under the PNC/Huntington arrangements. Non-cash activity totaling $466.3 million increased these financing arrangements during the six month period ended June 30, 2017 and non-cash activity of $168.8 decreased these financing arrangement during the six month period ended June 30, 2016. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in the Freddie Mac Program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

Intangible Assets. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, we determine the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering our own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, we have consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of June 30, 2017, the fair value and net book value of the servicing rights were $59.0 million and $44.2 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 136%, the discount rate increased 89% or if there is a 15% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the potential impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.

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

The net deferred tax asset of $99.5 million at June 30, 2017 is comprised mainly of a $111.6 million deferred tax asset related to the Section 754 of the Internal Revenue Code (“Section 754”) election tax basis step up. The net deferred tax asset related to the Section 754 election tax basis step up of $111.6 million represents annual pre-tax deductions on the Section 754 basis step up and payments under the tax receivable agreement of approximately $36.4 million in 2017, then increasing to $52.6 million in 2021 and then decreasing over the next nine years to approximately $0.1 million in 2030. In order to realize the anticipated pre-tax benefit of approximately $36.4 million in 2017, the Company needs to generate approximately $318 million in revenue, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit each year, the shortfall becomes a net operating loss that can be carried back 2 years to offset prior years’ taxable income, if any, or carried forward 20 years to offset future taxable income. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction would be made in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets.

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

Employment / Non-compete Agreements. The Company has entered into arrangements with newly hired capital markets advisors whereby these capital markets advisors would be paid additional compensation if certain performance targets are met over a defined period. Some of these agreements contain provisions that the payments will be made to the capital markets advisors only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2017 through 2019. We begin to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, we evaluate the probability of each of the capital markets advisors achieving the performance targets and the probability of each of the capital markets advisors signing an employment agreement, if applicable. As of June 30, 2017, $0.3 million is accrued for these arrangements.

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

Effect of Inflation and/or Deflation

Inflation and/or deflation, or both, could significantly affect our compensation costs, particularly those not directly tied to our capital markets advisors’ compensation, due to factors such as availability of capital and/or increased costs of capital. The rise of inflation could also significantly and adversely affect certain expenses, such as debt service costs, information technology and occupancy costs. To the extent that inflation and/or deflation results in rising interest rates and has other effects upon the commercial real estate markets in which we operate and, to a lesser extent, the securities markets, it may affect our financial position and results of operations by reducing the demand for commercial real estate and related services which could have a material adverse effect on our financial condition. See Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

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

In February 2016, the FASB issued new guidance on the accounting for leases. This new guidance will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability. The new lease accounting requirements are effective for the Company’s 2019 fiscal year with a modified retrospective transition approach required, with early adoption permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

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

We are continuing the review of our contracts with customers to identify potential differences that could result from applying the new guidance. As we complete our overall assessment, we are also identifying any needed changes to our accounting policies and practices, business processes, systems and controls to support the new revenue recognition and disclosure requirements. Based on our evaluation to date, we do not expect the adoption of this accounting guidance to have a significant impact on our consolidated financial statements, however we expect revenue recognition disclosures will include additional detail in accordance with the new requirements.

In January 2017, FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU eliminates Step 2 from the goodwill impairment test. This ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. We are evaluating the effect that ASU 2017-04 will have on our goodwill assessment process, but do not believe the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements and related disclosures.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

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

Dated: August 3, 2017	HFF, INC.

	By:	/s/ Mark D. Gibson
Mark D. Gibson
Chief Executive Officer,
Director and Executive Managing Director
(Principal Executive Officer)

Dated: August 3, 2017	By:	/s/ Gregory R. Conley
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