Form 10-Q
period 2017-09-30
HFF, Inc.
filed 2017-11-07
CIK 1380509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding as of October 31, 2017 was 38,579,544 shares.

HFF, INC. AND SUBSIDIARIES

September 30, 2017

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HFF, Inc.

Consolidated Balance Sheets

(Dollars in Thousands)

(Current period unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$221,805	$235,582
Accounts receivable	3,123	2,124
Mortgage notes receivable	736,218	290,933
Prepaid taxes	1,640	1,118
Prepaid expenses and other current assets	12,712	12,971

Total current assets, net	975,498	542,728
Property and equipment, net	16,930	15,837
Deferred tax asset, net	95,672	112,557
Goodwill	8,421	3,712
Intangible assets, net	50,124	36,614
Other noncurrent assets	9,233	5,211

Total Assets	$1,155,878	$716,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$303	$448
Warehouse line of credit	734,244	290,980
Accrued compensation and related taxes	48,668	44,685
Accounts payable	1,326	2,065
Payable under tax receivable agreement	11,346	11,315
Other current liabilities	13,424	18,803

Total current liabilities	809,311	368,296
Deferred rent credit	10,554	11,485
Payable under the tax receivable agreement, less current portion	88,326	100,077
Long-term debt, less current portion	47	259

Total liabilities	908,238	480,117
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 authorized; 38,742,698 and 38,463,448 shares issued, respectively; 38,579,544 and 38,091,123 shares outstanding, respectively	387	385
Treasury stock, 163,154 and 372,325 shares at cost, respectively	(4,971)	(11,477)
Additional paid-in-capital	139,966	132,513
Accumulated other comprehensive loss	(81)	—
Retained earnings	112,339	115,121

Total equity	247,640	236,542

Total liabilities and stockholders’ equity	$1,155,878	$716,659

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Comprehensive Income

(Dollars in Thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Capital markets services revenue	$142,857	$122,349	$409,285	$349,887
Interest on mortgage notes receivable	4,325	3,098	12,041	9,274
Other	840	1,088	2,866	2,569

	148,022	126,535	424,192	361,730
Expenses
Cost of services	84,020	71,348	243,441	206,336
Personnel	15,109	11,733	44,731	39,715
Occupancy	3,959	3,678	12,331	10,408
Travel and entertainment	4,294	3,710	14,003	12,211
Supplies, research, and printing	2,269	2,102	6,065	5,993
Insurance	630	534	1,853	1,699
Professional fees	1,693	1,204	5,306	3,906
Depreciation and amortization	4,563	3,063	12,262	8,625
Interest on warehouse line of credit	3,473	1,885	9,129	5,562
Other operating	3,366	3,017	10,264	8,688

	123,376	102,274	359,385	303,143
Operating income	24,646	24,261	64,807	58,587
Interest and other income, net	12,209	9,053	36,045	24,109
Interest expense	(5)	(9)	(17)	(33)
(Increase) decrease in payable under the tax receivable agreement	479	(1,025)	479	(1,025)

Income before income taxes	37,329	32,280	101,314	81,638
Income tax expense	15,726	12,260	40,593	31,896

Net income	$21,603	$20,020	$60,721	$49,742

Earnings per share - Basic and Diluted
Income available to HFF, Inc. common stockholders - Basic	$0.56	$0.52	$1.57	$1.30
Income available to HFF, Inc. common stockholders - Diluted	$0.54	$0.51	$1.54	$1.28
Other comprehensive loss:
Foreign currency translation adjustments	(44)	—	(81)	—

Comprehensive income	$21,559	$20,020	$60,640	$49,742

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars in Thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional	Accumulated Other
					Paid in	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Stockholders’ equity, December 31, 2016	38,091,123	$385	372,325	$(11,477)	$132,513	$—	$115,121	$236,542
Stock compensation and other, net	—	—	—	—	16,965	—	(557)	16,408
Issuance of Class A common stock, net	681,970	2	(405,088)	12,439	(12,441)	—	—	—
Repurchase of Class A common stock	(193,549)	—	195,917	(5,933)	—	—	—	(5,933)
Other comprehensive (loss)	—	—	—	—	—	(81)	—	(81)
Dividends paid	—	—	—	—	2,929	—	(62,946)	(60,017)
Net income	—	—	—	—	—	—	60,721	60,721

Stockholders’ equity, September 30, 2017	38,579,544	$387	163,154	$(4,971)	$139,966	$(81)	$112,339	$247,640

	Common Stock		Treasury Stock		Additional
					Paid in	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Stockholders’ equity, December 31, 2015	37,854,312	$383	497,055	$(11,378)	$117,216	$108,283	$214,504
Stock compensation and other, net	—	—	—	—	13,303	—	13,303
Incremental tax adjustment from share-based award activities	—	—	—	—	(586)	—	(586)
Issuance of Class A common stock, net	343,554	2	(231,473)	2,715	(2,717)	—	—
Repurchase of Class A common stock	(112,081)	—	112,081	(2,979)	—	—	(2,979)
Dividends paid	—	—	—	—	1,995	(70,357)	(68,362)
Net income	—	—	—	—	—	49,742	49,742

Stockholders’ equity, September 30, 2016	38,085,785	$385	377,663	$(11,642)	$129,211	$87,668	$205,622

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$60,721	$49,742
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	13,049	8,941
Incremental tax adjustment from share-based award activities	—	586
Deferred taxes	16,798	14,074
Increase (decrease) in payable under the tax receivable agreement	(479)	1,025
Depreciation and amortization:
Property and equipment	3,191	2,377
Intangibles	9,070	6,248
Gain on sale or disposition of assets, net	(20,178)	(12,191)
Mortgage service rights assumed	(3,300)	(3,334)
Proceeds from sale of mortgage servicing rights	—	2,265
Increase (decrease) in cash from changes in:
Accounts receivable	(87)	(913)
Receivable from affiliates	—	4
Payable under the tax receivable agreement	(11,241)	(10,824)
Mortgage notes receivable	(443,264)	(505,899)
Net borrowings on warehouse line of credit	443,264	505,899
Prepaid taxes, prepaid expenses and other current assets	(233)	(1,871)
Other noncurrent assets	(4,022)	(3,312)
Accrued compensation and related taxes	7,342	(9,597)
Accounts payable	(747)	(201)
Other current liabilities	(5,757)	(10,101)
Deferred rent	(931)	1,336

Net cash provided by operating activities	63,196	34,254
Investing activities
Purchases of property and equipment	(4,355)	(4,014)
Purchase of businesses	(6,230)	—

Net cash used in investing activities	(10,585)	(4,014)
Financing activities
Payments on long-term debt	(357)	(415)
Incremental tax adjustment from share-based award activities	—	(586)
Dividends paid	(60,017)	(68,362)
Treasury stock	(5,933)	(2,979)

Net cash used in financing activities	(66,307)	(72,342)
Effects of foreign currency translation on cash and cash equivalents	(81)	—

Net decrease in cash	(13,777)	(42,102)
Cash and cash equivalents, beginning of period	235,582	233,904

Cash and cash equivalents, end of period	$221,805	$191,802

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization

HFF, Inc., a Delaware corporation (the “Company”), through its Operating Partnerships, Holliday Fenoglio Fowler, L.P., a Texas limited partnership (“HFF LP”), HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”), HFF Real Estate Limited, a company incorporated in England and Wales and HFF Securities Limited, a company incorporated in England and Wales (collectively, with HFF Real Estate Limited, the “UK Subsidiaries”), is a commercial real estate financial intermediary providing commercial real estate and capital markets services including debt placement, investment advisory, equity placements, investment banking and advisory services, loan sales and loan sale advisory services, commercial loan servicing, and capital markets advice and maintains offices in 23 cities in the United States and effective January 17, 2017, one office in London, United Kingdom. The Company’s operations are impacted by the availability of equity and/or debt as well as credit and liquidity in the domestic and global capital markets especially in the commercial real estate sector. Significant disruptions or changes in domestic and global capital market flows, as well as credit and liquidity issues in the global and domestic capital markets, regardless of their duration, could adversely affect the supply and/or demand for capital from investors for commercial real estate investments which could have a significant impact on all of the Company’s capital market services revenues.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company as of September 30, 2017 and December 31, 2016 and for the three and nine month periods ended September 30, 2017 and September 30, 2016, include the accounts of HFF LP, HFF Securities, the Company’s wholly-owned subsidiaries, Holliday GP and Partnership Holdings and effective January 17, 2017, HFF Securities Limited and HFF Real Estate Limited. All significant intercompany accounts and transactions have been eliminated. As the sole stockholder of Holliday GP (the sole general partner of the Operating Partnerships), HFF, Inc. operates and controls all of the business and affairs of the Operating Partnerships. As the indirect sole stockholder of the UK Subsidiaries, HFF, Inc. also operates and controls all of the business and affairs of the UK Subsidiaries. The Company consolidates the financial results of the Operating Partnerships and the UK Subsidiaries.

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

The Company will adopt the new standard effective January 1, 2018, and plans to use the modified retrospective approach. The Company has conducted initial analyses, developed project management procedures, assessed for adjustments to existing accounting policies, and completed detailed contract reviews to support an evaluation of the standard’s impact on the Company’s consolidated financial statements. As we complete our overall assessment, we are also identifying any needed changes to our business processes, systems and controls to support the new revenue recognition and disclosure requirements. Based on our evaluation to date, the Company expects the timing of revenue recognition for our equity placement services to be accelerated. The Company also expects revenue recognition disclosures to include additional detail in accordance with the new requirements. However, the Company does not expect the adoption of this accounting guidance to have a significant impact on our consolidated financial statements.

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

2. Summary of Significant Accounting Policies

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Accordingly, significant accounting policies and disclosures normally provided have been omitted as such items are disclosed therein. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the year ending December 31, 2017.

The Company has a firm profit participation plan, office profit participation plans, and an executive bonus plan (the “Plans”) that each allow for incentive payments to be made, based on the achievement of various performance metrics, either in the form of cash or stock at the election of the Company’s board of directors. The expense associated with the Plans is included within personnel expenses in the consolidated statements of comprehensive income. The expense recorded for these Plans is estimated during the year based on actual results at each interim reporting date and an estimate of future results for the remainder of the year. Based on an accounting policy election and consistent with ASC 718, Compensation - Stock Compensation, the expense associated with the estimated share-based component of the estimated incentive payout is recognized before the grant date of the share-based awards due to the fact that the terms of the Plans have been approved by the Company’s board of directors, the employees of the Company understand the requirements to earn the award, the number of shares is not determined before the grant date and, finally, if the performance metrics are not met during the performance year, the award is not earned and therefore forfeited. Prior to the grant date, the share-based component expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of comprehensive income. Following the award, if any, of the related incentive payout, the share-based component expense is reclassified as stock compensation costs within personnel expenses and the share-based component of the accrued incentive compensation is reclassified as additional paid-in-capital upon the granting of the awards on the Company’s consolidated balance sheets. The Plans allow for payment to be made in both cash and share-based awards. The cash portion of the awards will not be subject to time-based vesting conditions and will be expensed during the performance year. The share-based portion of the awards is subject to a three year time-based vesting schedule beginning on the first anniversary of the grant (which is made in the first calendar quarter of the subsequent year). As a result, the total expense for the share-based portion of the awards is recorded over the period from the beginning of the performance year through the vesting date, or 50 months.

3. Stock Compensation

The stock compensation cost that has been charged against income for the three and nine months ended September 30, 2017 was $4.3 million and $13.0 million, respectively, which is recorded in personnel expenses in the consolidated statements of comprehensive income. The stock compensation cost that has been charged against income for the three and nine months ended September 30, 2016 was $2.9 million and $8.9 million, respectively. At September 30, 2017, there was approximately $37.0 million of unrecognized compensation cost related to non-vested restricted stock units (“RSUs”) with a weighted average remaining contractual term of 2.3 years. As of September 30, 2017, there were 2,390,737 RSUs outstanding, of which 2,180,030 have continued vesting requirements.

During the three month period ended September 30, 2017, no options were granted, vested, exercised or forfeited.

During the three month period ended September 30, 2017, no new RSUs were granted, 5,374 RSUs vested, 6,260 RSUs were converted to Class A common stock, and 12,727 RSUs were forfeited.

The fair value of vested RSUs was $8.3 million at September 30, 2017.

4. Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	September 30, 2017	December 31, 2016
Furniture and equipment	$8,160	$7,667
Computer equipment	2,203	2,145
Capitalized software costs	2,561	2,043
Leasehold improvements	18,076	15,813

Subtotal	31,000	27,668
Less accumulated depreciation and amortization	(14,070)	(11,831)

	$16,930	$15,837

At September 30, 2017 and December 31, 2016, the Company has recorded, within furniture and equipment, office equipment under capital leases of $1.8 million and $1.9 million, respectively, including accumulated amortization of $1.4 million and $1.2 million, respectively, which is included within depreciation and amortization expense in the accompanying consolidated statements of comprehensive income. See Note 7 for discussion of the related capital lease obligations.

5. Intangible Assets

The Company’s intangible assets consist of mortgage servicing rights and customer contracts and relationships. The customer contracts and relationships intangibles were part of the assets acquired in two business acquisitions that the Company completed in the first quarter of 2017. The acquisitions, which were not significant, were accounted for as business combinations using the acquisition method of accounting, which established a new basis of accounting for all assets acquired and liabilities assumed at fair value. The purchase price allocation was based on preliminary fair values of the assets acquired and liabilities assumed at the date of acquisitions. The purchase price allocation will be finalized within twelve months from the closing date of the respective acquisitions.

The Company’s intangible assets are summarized as follows (dollars in thousands):

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Mortgage servicing rights	$81,422	$(32,022)	$49,400	$64,648	$(28,034)	$36,614
Other	1,038	(314)	724	—	—	—

Total intangible assets	$82,460	$(32,336)	$50,124	$64,648	$(28,034)	$36,614

As of September 30, 2017 and December 31, 2016, the Company serviced $65.8 billion and $58.0 billion, respectively, of commercial loans. The Company earned $7.3 million and $21.0 million in servicing fees and interest on float and escrow balances for the three and nine month periods ending September 30, 2017, respectively. The Company earned $5.8 million and $17.0 million in servicing fees and interest on float and escrow balances for the three and nine month periods ending September 30, 2016. These revenues are recorded as capital markets services revenues in the consolidated statements of comprehensive income.

The total commercial loan servicing portfolio includes loans for which there are no corresponding mortgage servicing rights recorded on the balance sheet, as these servicing rights were assumed prior to the Company’s adoption of ASC 860, Transfers and Servicing (“ASC 860”) on January 1, 2007 and involved no initial consideration paid by the Company. As of September 30, 2017 and December 31, 2016 the Company has recorded mortgage servicing rights of $49.4 million and $36.6 million on $64.8 billion and $56.5 billion, respectively, of the total loans serviced.

The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (“CMBS”), Freddie Mac and limited-service life company loans.

Changes in the carrying value of mortgage servicing rights for the nine month periods ended September 30, 2017 and 2016, were as follows (dollars in thousands):

Category	12/31/16	Capitalized	Amortized	Sold / Transferred	9/30/17
Freddie Mac	$16,234	$18,242	$(3,621)	$—	$30,855
CMBS	16,247	774	(3,006)	—	14,015
Life company	3,567	2,150	(1,860)	—	3,857
Life company – limited	566	376	(269)	—	673

Total	$36,614	$21,542	$(8,756)	$—	$49,400

Category	12/31/15	Capitalized	Amortized	Sold / Transferred	9/30/16
Freddie Mac	$7,074	$8,460	$(1,576)	$(2,450)	$11,508
CMBS	16,768	778	(3,001)	1,948	16,493
Life company	2,729	2,154	(1,448)	—	3,435
Life company – limited	351	404	(222)	—	533

Total	$26,922	$11,796	$(6,247)	$(502)	$31,969

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Federal Home Loan Mortgage Corporation (“Freddie Mac”) and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $6.5 million and $18.2 million on $1.7 billion and $4.3 billion of loans, respectively, during the three and nine month periods ending September 30, 2017, respectively, and $2.2 million and $8.5 million on $0.6 billion and $2.8 billion of loans, respectively, during the three and nine month periods ending September 30, 2016. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration on the CMBS and Life company tranches of $1.2 million and $3.3 million on $3.5 billion and $9.3 billion of loans, respectively, during the three and nine month periods ending September 30, 2017, respectively, and $0.8 million and $3.3 million on $1.8 billion and $8.4 billion of loans, respectively, during the three and nine month periods ending September 30, 2016. During the nine months ending September 30, 2016, the Company sold the cashiering portion of certain Freddie Mac mortgage servicing rights. While the Company transferred the risks and rewards of ownership of the cashiering portion of the mortgage servicing rights, the Company continues to perform limited servicing activities on these securitized loans. Therefore, the remaining servicing rights were transferred to the CMBS servicing tranche. The net result of these transactions was that the Company recorded a gain in the three and nine months ending September 30, 2016 of $0.0 million and $1.8 million, respectively, within interest and other income, net in the consolidated statements of comprehensive income. During the three and nine months ending September 30, 2017, the Company did not sell any of the servicing rights on certain Freddie Mac loans upon their securitization. However, the Company received securitization compensation in relation to the securitization of certain Freddie Mac mortgages in the three and nine months ending September 30, 2017 of $3.6 million and $8.6 million, respectively, and $1.3 million and $4.2 million during the three and nine month periods ending September 30, 2016, respectively. The securitization compensation is recorded within interest and other income, net in the consolidated statements of comprehensive income.

Amortization expense related to intangible assets was $3.5 million and $9.1 million during the three and nine month periods ended September 30, 2017 and $2.2 million and $6.2 million during the three and nine month periods ending September 30, 2016, respectively, and is recorded in depreciation and amortization in the consolidated statements of comprehensive income.

Estimated amortization expense for the next five years is as follows (dollars in thousands):

Remainder of 2017	$2,944
2018	10,720
2019	8,526
2020	6,647
2021	5,718
2022	5,062

The weighted-average life of the mortgage servicing rights intangible asset was 6.6 years at September 30, 2017.

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

The following tables set forth the Company’s financial assets that were accounted for at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2017 and December 31, 2016 (in thousands):

		September 30, 2017 Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Mortgage notes receivable	$736,218	$—	$736,218	$—

Total recurring fair value measurements	$736,218	$—	$736,218	$—

		December 31, 2016 Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Mortgage notes receivable	$290,933	$—	$290,933	$—

Total recurring fair value measurements	$290,933	$—	$290,933	$—

The valuation of mortgage notes receivable is calculated based on already locked in interest rates. These assets are classified as Level 2 in the fair value hierarchy as all inputs are reasonably observable.

In accordance with GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights. The mortgage servicing rights are recorded at fair value upon initial recording and were not re-measured at fair value during the third quarter of 2017 because the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at September 30, 2017.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of September 30, 2017 and December 31, 2016 (in thousands):

Nonrecurring fair value measurements:

September 30, 2017	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage servicing rights	$49,400	$—	$—	$66,308

Total nonrecurring fair value measurements	$49,400	$—	$—	$66,308

December 31, 2016	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage servicing rights	$36,614	$—	$—	$49,970

Total nonrecurring fair value measurements	$36,614	$—	$—	$49,970

Mortgage servicing rights do not trade in an active, open market with readily-available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Expected life of cash flows	3 years to 9 years	3 years to 11 years
Discount rate (1)	10% to 16%	10% to 16%
Prepayment rate	0% to 8%	0% to 8%
Inflation rate	2%	2%
Cost of service per loan	$1,920 to $4,787	$1,920 to $4,997

(1)	Reflects the time value of money and the risk of future cash flows related to the possible cancellation of servicing contracts, transferability restrictions on certain servicing contracts, concentration in the life company portfolio and large loan risk.

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

7. Capital Lease Obligations

Capital lease obligations consist of the following at September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Capital lease obligations	$350	$707
Less current maturities	303	448

	$47	$259

Capital lease obligations consist primarily of office equipment leases that expire at various dates through November 2019. A summary of future minimum lease payments under capital leases at September 30, 2017 is as follows (dollars in thousands):

Remainder of 2017	$91
2018	218
2019	41

$350

8. Warehouse Line of Credit

HFF LP maintains two uncommitted warehouse revolving lines of credit for the purpose of funding the Freddie Mac mortgage loans that it originates as a Freddie Mac Multifamily Approved Seller/Servicer for Conventional and Senior Housing Loan provider (“Freddie Mac Program”). The Company is a party to an uncommitted $600 million financing arrangement with PNC Bank, N.A. (“PNC”). The PNC arrangement was modified during the third quarter of 2017 to increase the uncommitted amount from $450 million to $600 million which can be increased to $800 million an unlimited number of times per year for a period of 30 calendar days. In addition, PNC also agreed that the maximum capacity of the financing arrangement would be increased to $1.5 billion. On October 2, 2017, HFF LP entered into an extended funding agreement with Freddie Mac whereby Freddie Mac can extend the required purchase date for each mortgage that has an Original Funding Date (as defined in the agreement) occurring within the fourth quarter of 2017, to February 15, 2018. In connection with the extended funding agreement with Freddie Mac, PNC agreed to increase the maximum capacity of the financing arrangement to $2.0 billion. The maximum capacity under the PNC arrangement will revert to $1.5 billion after the expiration of the extended funding agreement. The Company is also party to an uncommitted $150 million financing arrangement with The Huntington National Bank (“Huntington”). The Huntington arrangement was amended in July 2017 to increase the uncommitted amount from $125 million to $150 million, which can be increased to $175 million three times in a one-year period for 45 calendar days and may be increased to $175 million from October 1, 2017 through February 15, 2018.

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting the Company’s participation in the Freddie Mac Program and cannot be used for any other purpose. As of September 30, 2017 and December 31, 2016, HFF LP had $734.2 million and $291.0 million, respectively, outstanding on the warehouse lines of credit. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (1.23% and 0.62% at September 30, 2017 and December 31, 2016, respectively) plus a spread. HFF LP is also paid interest on the mortgage note receivable secured by a multifamily loan at the rate in the Freddie Mac note.

9. Lease Commitments

The Company leases various corporate offices (which leases sometime include parking spaces) and office equipment under noncancelable operating leases. These leases have initial terms of three to eleven years. Several of the leases have termination clauses whereby the term may be reduced by two to seven years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $3.2 million and $10.2 million, respectively, during the three and nine month periods ending September 30, 2017 and $3.0 million and $8.6 million, respectively, during the three and nine month periods ended September 30, 2016 and is recorded within occupancy expense in the consolidated statements of comprehensive income.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (dollars in thousands):

Remainder of 2017	$2,667
2018	10,988
2019	10,719
2020	9,913
2021	8,440
2022	6,317

The Company subleases certain office space to subtenants, which subleases may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of comprehensive income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2019. See Note 4 and Note 7 above for further description of the assets and related obligations recorded under these capital leases at September 30, 2017 and December 31, 2016, respectively.

10. Servicing

The Company services commercial real estate loans for lenders. The unpaid principal balance of the servicing portfolio totaled $65.8 billion and $58.0 billion at September 30, 2017 and December 31, 2016, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At September 30, 2017 and December 31, 2016, the funds held in escrow totaled $252.6 million and $182.3 million, respectively. These funds, and the offsetting obligations, are not presented in the Company’s financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of comprehensive income.

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

12. Income Taxes

Income tax expense includes current and deferred taxes as follows for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	September 30,
	2017	2016
U.S. Federal:
Current	$20,175	$14,897
Deferred	15,901	13,528

	36,076	28,425

State and Local:
Current	3,620	2,925
Deferred	1,808	546

	5,428	3,471

International:
Current	—	—
Deferred	(911)	—

	(911)	—

Total	$40,593	$31,896

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	September 30,
	2017		2016
Income tax expense / (benefit)		Rate		Rate
Taxes computed at federal rate	$35,460	35.0%	$28,573	35.0%
State and local taxes, net of federal tax benefit	4,019	4.0%	3,288	4.0%
Rate differential on non-US income	541	0.5%	—	—
Effect of deferred rate change	476	0.5%	(1,188)	(1.5)%
Change in income tax benefit payable to stockholder	(117)	(0.1)%	206	0.3%
Effect of shortfalls (windfalls) related to equity compensation	(1,139)	(1.1)%	—	—
Provision to return adjustment	(131)	(0.1)%	196	0.2%
Meals and entertainment	1,160	1.1%	789	1.0%
Other	324	0.3%	32	0.1%

Income tax expense	$40,593	40.1%	$31,896	39.1%

13. Stockholders Equity

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. Holders of Class A common stock vote together as a single class on all matters presented to the stockholders for their vote or approval. The Company had issued 38,742,698 and 38,463,448 shares of Class A common stock as of September 30, 2017 and December 31, 2016, respectively.

On January 24, 2017, the Company’s board of directors declared a special cash dividend of $1.57 per share of Class A common stock to stockholders of record on February 9, 2017. The aggregate dividend payment was paid on February 21, 2017 and totaled approximately $60.0 million based on the number of shares of Class A common stock then outstanding. Additionally, 95,648 RSUs (dividend equivalent units) were granted for those unvested and vested but not issued RSUs as of the record date of February 9, 2017. These dividend equivalent units follow the same vesting terms as the underlying RSUs.

On January 22, 2016, the board of directors declared a special cash dividend of $1.80 per share of Class A common stock to stockholders of record on February 8, 2016. The aggregate dividend payment was paid on February 19, 2016 and totaled approximately $68.4 million based on the number of shares of Class A common stock then outstanding. Holders of unvested, and vested but not issued, RSUs were granted, in the aggregate, 82,536 additional RSUs as of the record date of February 8, 2016. These units follow the same vesting terms as the underlying RSUs.

14. Earnings Per Share

The Company’s net income and weighted average shares outstanding for the three and nine month periods ended September 30, 2017 and 2016 consist of the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$21,603	$20,020	$60,721	$49,742
Weighted Average Shares Outstanding:
Basic	38,706,240	38,273,684	38,647,021	38,234,868
Diluted	39,891,583	38,958,377	39,515,826	38,764,829

The calculations of basic and diluted net income per share amounts for the three and nine month periods ended September 30, 2017 and 2016 are described and presented below.

Basic Net Income per Share

Numerator — net income for the three and nine month periods ended September 30, 2017 and 2016, respectively.

Denominator — the weighted average shares of unrestricted Class A common stock for the three and nine month periods ended September 30, 2017 and 2016, including 210,707 and 189,385 RSUs that have vested and whose issuance is no longer contingent as of September 30, 2017 and 2016, respectively.

Diluted Net Income per Share

Numerator — net income for the three and nine month periods ended September 30, 2017 and 2016, respectively.

Denominator — the weighted average shares of unrestricted Class A common stock for the three and nine month periods ended September 30, 2017 and 2016, including 210,707 and 189,385 RSUs that have vested and whose issuance is no longer contingent as of September 30, 2017 and 2016, respectively, plus the dilutive effect of the unvested RSUs, restricted stock and stock options.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income	$21,603	$20,020	$60,721	$49,742
Denominator:
Weighted average number of shares of Class A common stock outstanding	38,706,240	38,273,684	38,647,021	38,234,868
Basic net income per share of Class A common stock	$0.56	$0.52	$1.57	$1.30
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income	$21,603	$20,020	$60,721	$49,742
Denominator:
Basic weighted average number of shares of Class A common stock	38,706,240	38,273,684	38,647,021	38,234,868
Add—dilutive effect of:
Unvested RSUs	1,169,444	672,888	853,467	518,127
Stock options	15,899	11,805	15,338	11,834
Weighted average common shares outstanding — diluted	39,891,583	38,958,377	39,515,826	38,764,829
Diluted earnings per share of Class A common stock	$0.54	$0.51	$1.54	$1.28

15. Related Party Transactions

As a result of the Company’s initial public offering, the Company entered into a tax receivable agreement with HFF Holdings that provides for the payment by the Company to HFF Holdings of 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increase in tax basis of the assets owned by HFF LP and HFF Securities and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. As members of HFF Holdings, each of Mark Gibson, the Company’s chief executive officer, Jody Thornton, the Company’s president and member of the Company’s board of directors and a capital markets advisor of the Operating Partnerships, John Fowler, a current director emeritus of the Company’s board of directors and a capital markets advisor of the Operating Partnerships, and Matthew D. Lawton, Gerard T. Sansosti, Michael J. Tepedino and Manuel A. de Zarraga, each an Executive Managing Director and a capital markets advisor of the Operating Partnerships, is entitled to participate in such payments, in each case on a pro rata basis based upon such person’s ownership of interests in each series of tax receivable payments created by the initial public offering or subsequent exchange of Operating Partnership units. During the third quarter of 2017, Messrs. Gibson, Thornton, Fowler, Lawton, Sansosti, Tepedino and de Zarraga received payments of $1.1 million, $1.1 million, $0.9 million, $0.3 million, $0.5 million, $0.2 million and $0.3 million, respectively, in connection with the Company’s payment of $11.2 million to HFF Holdings under the tax receivable agreement. During the third quarter of 2016, Messrs. Gibson, Thornton, Fowler, Lawton, Sansosti, Tepedino and de Zarraga received payments of $0.8 million, $0.8 million, $0.7 million, $0.2 million, $0.4 million, $0.2 million and $0.2 million, respectively, in connection with the Company’s payment of $10.8 million to HFF Holdings under the tax receivable agreement. The Company will retain the remaining 15% of cash savings, if any, in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax is computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities allocable to the Company as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the initial public offering and will continue until all such tax benefits have been utilized or have expired. See Note 16 for the amount recorded in relation to this agreement.

16. Commitments and Contingencies

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. The Company has recorded $99.7 million and $111.4 million for this obligation to HFF Holdings as a liability on the consolidated balance sheet as of September 30, 2017 and December 31, 2016, respectively.

In recent years, the Company has entered into arrangements with newly-hired capital markets advisors whereby these capital markets advisors would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the capital markets advisors only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2017 through 2019. Currently, the Company cannot reasonably estimate the amounts that would be payable under all of these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the capital markets advisors achieving the performance targets and the probability of each of the capital markets advisors signing an employment agreement. As of September 30, 2017 and December 31, 2016, $0.5 million and $0.1 million, respectively, have been accrued for these arrangements on the consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of the Company and its subsidiaries as of September 30, 2017, and the results of our operations for the three and nine month periods ended September 30, 2017, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview

Our Business

We are, based on transaction volume, one of the leading providers of commercial real estate and capital markets services to both the consumers and providers of capital in the commercial real estate industry and one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 24 offices (23 in the United States and one in the United Kingdom) with approximately 975 associates including approximately 373 capital markets advisors.

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

We operate in one reportable segment, the commercial real estate financial intermediary segment, and offer debt placement, investment advisory, equity placements, investment banking and advisory services, loan sales and loan sale advisory services, commercial loan servicing and capital markets advice.

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

Results of Operations

Following is a discussion of our results of operations for the three months ended September 30, 2017 and September 30, 2016. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2016.

	For the Three Months Ended September 30,
	2017		2016
	Dollars	% of Revenue	Dollars	% of Revenue	Total Dollar Change	Total Percentage Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$142,857	96.5%	$122,349	96.7%	$20,508	16.8%
Interest on mortgage notes receivable	4,325	2.9%	3,098	2.4%	1,227	39.6%
Other	840	0.6%	1,088	0.9%	(248)	(22.8)%

Total revenues	148,022	100.0%	126,535	100.0%	21,487	17.0%
Operating expenses
Cost of services	84,020	56.8%	71,348	56.4%	12,672	17.8%
Personnel	15,109	10.2%	11,733	9.3%	3,376	28.8%
Occupancy	3,959	2.7%	3,678	2.9%	281	7.6%
Travel and entertainment	4,294	2.9%	3,710	2.9%	584	15.7%
Supplies, research and printing	2,269	1.5%	2,102	1.7%	167	7.9%
Other	13,725	9.3%	9,703	7.7%	4,022	41.5%

Total operating expenses	123,376	83.3%	102,274	80.8%	21,102	20.6%

Operating income	24,646	16.7%	24,261	19.2%	385	1.6%
Interest and other income, net	12,209	8.2%	9,053	7.2%	3,156	34.9%
Interest expense	(5)	(0.0)%	(9)	(0.0)%	4	(44.4)%
(Increase) decrease in payable under tax receivable agreement	479	0.3%	(1,025)	(0.8)%	1,504	(146.7)%

Income before income taxes	37,329	25.2%	32,280	25.5%	5,049	15.6%
Income tax expense	15,726	10.6%	12,260	9.7%	3,466	28.3%

Net income	$21,603	14.6%	$20,020	15.8%	$1,583	7.9%

Adjusted EBITDA (1)	$38,627	26.1%	$33,105	26.2%	$5,522	16.7%

(1)	The Company defines Adjusted EBITDA as net income before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) stock-based compensation expense, which is a non-cash charge, (v) income recognized on the initial recording of mortgage servicing rights that are acquired with no initial consideration and the inherent value of servicing rights, which are non-cash income amounts, and (vi) the increase (decrease) in payable under the tax receivable agreement, which represents changes in a liability recorded on the Company’s consolidated balance sheet determined by the ongoing remeasurement of related deferred tax assets and, therefore, can be income or expense in the Company’s consolidated statement of comprehensive income in any individual period. The Company uses Adjusted EBITDA in its business operations to, among other things, evaluate the performance of its business, develop budgets and measure its performance against those budgets. The Company also believes that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate its overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP. The Company finds Adjusted EBITDA as a useful tool to assist in evaluating performance because it eliminates items related to capital structure and taxes, including the Company’s tax receivable agreement. Note that the Company classifies the interest expense on its warehouse lines of credit as an operating expense and, accordingly, it is not eliminated from net income in determining Adjusted EBITDA. Some of the items that the Company has eliminated from net income in determining Adjusted EBITDA are significant to the Company’s business. For example, (i) interest expense is a necessary element of the Company’s costs and ability to generate revenue because it incurs interest expense related to any outstanding indebtedness, (ii) payment of income taxes is a necessary element of the Company’s costs, and (iii) depreciation and amortization are necessary elements of the Company’s costs.

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

Set forth below is a reconciliation of consolidated net income to Adjusted EBITDA for the Company for the three months ended September 30, 2017 and 2016:

Adjusted EBITDA for the Company is calculated as follows:

(dollars in thousands)

	For the Three Months Ended September 30,
	2017	2016
Net income	$21,603	$20,020
Add:
Interest expense	5	9
Income tax expense	15,726	12,260
Depreciation and amortization	4,563	3,063
Stock-based compensation (a)	4,297	2,905
Initial recording of mortgage servicing rights	(7,088)	(6,177)
Increase (decrease) in payable under the tax receivable agreement	(479)	1,025

Adjusted EBITDA	$38,627	$33,105

(a)	Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation plan, office profit participation plans and executive bonus plan that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of comprehensive income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation plan, office profit participation plans and executive bonus plan. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

Revenues. Our total revenues were $148.0 million for the three months ended September 30, 2017 compared to $126.5 million for the same period in 2016, an increase of $21.5 million, or 17.0%. Revenues increased primarily due to a 12.1% increase in total production volume as compared to the third quarter of 2016.

•	The revenues we generated from capital markets services for the three months ended September 30, 2017 increased approximately $20.5 million, or 16.8%, to $142.9 million from $122.3 million for the same period in 2016. The increase is primarily attributable to a 12.1% increase in the total production volume during the third quarter of 2017 compared to the third quarter of 2016.

•	The revenues derived from interest on mortgage notes receivable were $4.3 million for the three months ended September 30, 2017 compared to $3.1 million for the same period in 2016, an increase of approximately $1.2 million. Revenues increased primarily as a result of an increase in the number of loan originations and a higher average balance per loan in the third quarter of 2017 compared to the third quarter of 2016 in connection with the Freddie Mac Program.

•	The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $0.8 million for the three months ended September 30, 2017 compared to $1.1 million for the same period in 2016, a decrease of $0.2 million.

Total Operating Expenses. Our total operating expenses were $123.4 million for the three months ended September 30, 2017 compared to $102.3 million for the same period in 2016, an increase of $21.1 million, or approximately 20.6%. Expenses increased primarily due to increased cost of services primarily from an increase in capital markets services revenue. Additionally, personnel, occupancy, travel and entertainment, and other operating costs increased, most of which is due to the increase in headcount.

•	The cost of services for the three months ended September 30, 2017 increased $12.7 million, or 17.8%, to $84.0 million from $71.3 million for the same period in 2016. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues and higher salary and fringe benefit costs from increased headcount. Cost of services as a percentage of capital markets services revenues was approximately 58.8% and 58.3% for the three month periods ended September 30, 2017 and September 30, 2016, respectively.

•	Personnel expenses that are not directly attributable to providing services to our clients increased approximately $3.4 million, or 28.8%, to $15.1 million for the three months ended September 30, 2017 from $11.7 million for the same period in 2016. The increase is primarily related to an increase in profit participation costs of $1.6 million and an increase in salaries and equity compensation costs (excluding profit participation equity costs) of $0.7 million. Personnel expenses are also impacted quarterly by the adjustments made to accrue for the estimated expense associated with the Plans. The Plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. The stock compensation cost included in personnel expenses was $4.3 million and $2.9 million for the three months ended September 30, 2017 and 2016, respectively. The increase in stock compensation costs is primarily due to increased profit participation equity costs and restricted stock awards granted in February 2017 of $0.4 million, of which there was no such costs in the third quarter of 2016. At September 30, 2017, there was approximately $37.0 million of unrecognized compensation cost related to share-based awards. The weighted average remaining contractual term of the unvested RSUs is 2.3 years as of September 30, 2017. The weighted average remaining contractual term of the vested options is 2.4 years as of September 30, 2017.

•	Occupancy, travel and entertainment, and supplies research and printing expenses for the three months ended September 30, 2017 increased $1.0 million, or 10.9%, to $10.5 million compared to the same period in 2016. These increases are primarily due to increased travel and entertainment costs stemming from the increase in headcount and production transactions and increased occupancy costs from office expansions.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $13.7 million in the three months ended September 30, 2017, an increase of $4.0 million, or 41.5%, versus $9.7 million in the three months ended September 30, 2016. This increase is primarily related to higher interest on the warehouse line of credit, depreciation and amortization and professional fees.

Net Income. Our net income for the three months ended September 30, 2017 was $21.6 million, an increase of approximately $1.6 million versus $20.0 million for the same fiscal period in 2016. This increase is primarily due to the increase in operating income and interest and other income, net.

•	Interest and other income, net for the three months ended September 30, 2017 was $12.2 million, an increase of $3.2 million as compared to $9.1 million for the same fiscal period in 2016 primarily due to higher securitization compensation of $2.3 million and higher income from the valuation of mortgage servicing rights.

•	The interest expense we incurred in the three months ended September 30, 2017 was $5,000 as compared to $9,000 in the three months ended September 30, 2016.

•	(Increase) decrease in payable under the tax receivable agreement reflects the change in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement. The $0.5 million decrease in payable under the tax receivable agreement for the three month period ended September 30, 2017 represents 85% of the decrease in the related deferred tax asset. The $1.0 million increase in payable under the tax receivable agreement for the three month period ended September 30, 2016 represents 85% of the increase in the related deferred tax asset.

•	Income tax expense was approximately $15.7 million for the three months ended September 30, 2017, as compared to $12.3 million in the three months ended September 30, 2016. This increase is primarily due to the higher income before income taxes during the three months ended September 30, 2017 as compared to the same period in the prior year. During the three months ended September 30, 2017, the Company recorded a current income tax expense of $11.9 million and deferred income tax expense of $3.8 million.

Following is a discussion of our results of operations for the nine months ended September 30, 2017 and September 30, 2016. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2016.

	For the Nine Months Ended September 30,
	2017		2016
	Dollars	% of Revenue	Dollars	% of Revenue	Total Dollar Change	Total Percentage Change
	(dollars in thousands, unless percentages)
Revenues
Capital markets services revenue	$409,285	96.5%	$349,887	96.7%	$59,398	17.0%
Interest on mortgage notes receivable	12,041	2.8%	9,274	2.6%	2,767	29.8%
Other	2,866	0.7%	2,569	0.7%	297	11.6%

Total revenues	424,192	100.0%	361,730	100.0%	62,462	17.3%
Operating expenses
Cost of services	243,441	57.4%	206,336	57.0%	37,105	18.0%
Personnel	44,731	10.5%	39,715	11.0%	5,016	12.6%
Occupancy	12,331	2.9%	10,408	2.9%	1,923	18.5%
Travel and entertainment	14,003	3.3%	12,211	3.4%	1,792	14.7%
Supplies, research and printing	6,065	1.4%	5,993	1.7%	72	1.2%
Other	38,814	9.2%	28,480	7.9%	10,334	36.3%

Total operating expenses	359,385	84.7%	303,143	83.8%	56,242	18.6%

Operating income	64,807	15.3%	58,587	16.2%	6,220	10.6%
Interest and other income, net	36,045	8.5%	24,109	6.7%	11,936	49.5%
Interest expense	(17)	(0.0)%	(33)	(0.0)%	16	(48.5)%
(Increase) decrease in payable under tax receivable agreement	479	0.1%	(1,025)	(0.3)%	1,504	(146.7)%

Income before income taxes	101,314	23.9%	81,638	22.6%	19,676	24.1%
Income tax expense	40,593	9.6%	31,896	8.8%	8,697	27.3%

Net income	$60,721	14.3%	$49,742	13.8%	$10,979	22.1%

Adjusted EBITDA (1)	$103,934	24.5%	$85,798	23.7%	$18,136	21.1%

(1)	Set forth below is a reconciliation of consolidated net income to Adjusted EBITDA for the Company for the nine months ended September 30, 2017 and 2016:

Adjusted EBITDA for the Company is calculated as follows:

(dollars in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Net income	$60,721	$49,742
Add:
Interest expense	17	33
Income tax expense	40,593	31,896
Depreciation and amortization	12,262	8,625
Stock-based compensation (a)	13,049	8,941
Initial recording of mortgage servicing rights	(22,229)	(14,464)
Increase (decrease) in payable under the tax receivable agreement	(479)	1,025

Adjusted EBITDA	$103,934	$85,798

(a)	Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation plan, office profit participation plans, and executive bonus plan that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of comprehensive income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation plan, office profit participation plans and executive bonus plan. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

Revenues. Our total revenues were $424.2 million for the nine months ended September 30, 2017 compared to $361.7 million for the same period in 2016, an increase of $62.5 million, or 17.3%. Revenues increased primarily due to a 16.7% increase in total production volumes as compared to the first nine months of 2016.

•	The revenues we generated from capital markets services for the nine months ended September 30, 2017 increased $59.4 million, or 17.0%, to $409.3 million from $349.9 million for the same period in 2016. The increase is primarily attributable to a 16.7% increase in the total production volume during the first nine months of 2017 compared to the first nine months of 2016.

•	The revenues derived from interest on mortgage notes receivable were $12.0 million for the nine months ended September 30, 2017 compared to $9.3 million for the same period in 2016, an increase of approximately $2.8 million. Revenues increased primarily as a result an increase in loan originations and average loan balances in the first nine months of 2017 compared to the first nine months of 2016 in connection with the Freddie Mac Program.

•	The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $2.9 million for the nine month period ended September 30, 2017 and $2.6 million for the nine month period ended September 30, 2016, an increase of approximately 11.6%.

Total Operating Expenses. Our total operating expenses were $359.4 million for the nine months ended September 30, 2017 compared to $303.1 million for the same period in 2016, an increase of $56.3 million, or 18.6%. Expenses increased primarily due to increased cost of services and other costs resulting primarily from an increase in capital markets services revenue and increased headcount.

•	The cost of services for the nine months ended September 30, 2017 increased $37.1 million, or 18.0%, to $243.4 million from $206.3 million for the same period in 2016. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues. Also contributing to the increase in cost of services are higher salary and fringe benefit costs from increased headcount. Cost of services as a percentage of capital markets services revenues was approximately 59.5% and 59.0% for the nine month periods ended September 30, 2017 and September 30, 2016, respectively.

•	Personnel expenses that are not directly attributable to providing services to our clients increased $5.0 million, or 12.6%, to $44.7 million for the nine months ended September 30, 2017 from $39.7 million for the same period in 2016. The increase is primarily related to an increase in equity compensation (excluding equity compensation relating to the profit participation plans) of $2.0 million, an increase in our firm and office profit participation plans of $1.2 million, and an increase in salaries and incentive compensation costs of $1.6 million. Personnel expenses are impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance-based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. The stock compensation cost included in personnel expenses was $13.0 million and $8.9 million for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, there was approximately $37.0 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the unvested RSUs is 2.3 years as of September 30, 2017. The weighted average remaining contractual term of the vested options is 2.4 years as of September 30, 2017.

•	Occupancy, travel and entertainment, and supplies research and printing expenses for the nine months ended September 30, 2017 increased $3.8 million, or 13.2%, to $32.4 million compared to the same period in 2016. These increases are primarily due to increased travel and entertainment costs stemming from the increase in headcount and production volumes and increased occupancy costs from office expansions.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $38.8 million in the nine months ended September 30, 2017, an increase of $10.3 million, or approximately 36.3%, versus $28.5 million in the nine months ended September 30, 2016. This increase is primarily related to increased interest on warehouse line of credit of $3.6 million, increased amortization of $2.8 million primarily due to a higher balance of mortgage servicing rights, increased outsourcing and licensing of $1.2 million, and increased depreciation of $0.8 million.

Net Income. Our net income for the nine months ended September 30, 2017 was $60.7 million, an increase of approximately $11.0 million versus $49.7 million for the same fiscal period in 2016. This increase is primarily due to the increased revenues as discussed above.

•	Interest and other income, net for the nine months ended September 30, 2017 was $36.0 million, as compared to $24.1 million for the same fiscal period in 2016. This is the result of increases in income on the initial recording of mortgage servicing rights, higher securitization compensation, and higher income earned in connection with our agency business. The increases are partially offset by decreases in the gain on sale of mortgage serving rights.

•	The interest expense we incurred in the nine months ended September 30, 2017 and 2016 was $17,000 and $33,000, respectively.

•	(Increase) decrease in payable under the tax receivable agreement reflects the change in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement. The $0.5 million decrease in payable under the tax receivable agreement for the nine month period ended September 30, 2017 represents 85% of the decrease in the related deferred tax asset. The $1.0 million increase in payable under the tax receivable agreement for the nine month period ended September 30, 2016 represents 85% of the increase in the related deferred tax asset.

•	Income tax expense was approximately $40.6 million for the nine months ended September 30, 2017, as compared to $31.9 million in the nine months ended September 30, 2016. This increase is primarily due to the higher income before income taxes during the nine months ended September 30, 2017 compared to the same period of the prior year. During the nine months ended September 30, 2017, the Company recorded a current income tax expense of $23.8 million and deferred income tax expense of approximately $16.8 million.

Financial Condition

Total assets increased to $1.2 billion at September 30, 2017 from $716.7 million at December 31, 2016, primarily due to an increase in mortgage notes receivable of $445.3 million due to a higher number of loans pending sale to Freddie Mac at September 30, 2017, compared to December 31, 2016, an increase in intangible assets, net of $13.5 million, an increase in goodwill of $4.7 million, and an increase in other noncurrent assets of $4.0 million. These increases in assets were partially offset by a decrease of cash and cash equivalents of $13.8 million and a decrease in deferred tax asset, net of $16.9 million.

Total liabilities increased to $908.2 million at September 30, 2017 from $480.1 million at December 31, 2016, primarily due to an increase in amounts outstanding under the warehouse lines of credit of $443.3 million due to a higher number of loans pending sale to Freddie Mac at September 30, 2017, compared to December 31, 2016. This increase was partially offset by a decrease in other current liabilities of $5.4 million primarily from the payment of federal, state and local income taxes and a decrease in payable under the tax receivable agreement of $11.7 million.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of distributions to members of HFF Holdings pursuant to the tax receivable agreement, and payment of commissions and bonuses to employees.

First Nine Months of 2017

Cash and cash equivalents decreased $13.8 million in the nine months ended September 30, 2017. Net cash of $63.2 million was provided by operating activities, primarily resulting from $60.7 million of net income and a $7.3 million increase in accrued compensation and related taxes which was partially offset by uses of cash from an $11.2 million payment under the tax receivable agreement and a $5.8 million decrease in other accrued liabilities. Investing activities used $10.6 million of cash resulting from $6.2 million for the purchase of businesses and $4.4 million for investing in property and equipment. Financing activities used $66.3 million primarily due to a $60.0 million dividend payment that we made to holders of our Class A common stock on February 21, 2017. Additionally, payments on certain capital leases used $0.4 million and $5.9 million was used to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings.

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

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At September 30, 2017, our cash and cash equivalents of approximately $221.8 million were invested or held in a mix of money market funds and bank demand deposit accounts at three financial institutions. Our liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash level, credit lines, interest and payments on debt, capital expenditures and other matters relating to liquidity and compliance with regulatory net capital requirements.

Over the nine month period ended September 30, 2017, we generated approximately $63.2 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the nine months ended September 30, 2017, we incurred approximately $359.4 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the nine months ended September 30, 2017, approximately 60.0% of our operating expenses were considered variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. However, if the economy deteriorates in the future, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings in U.S. federal, state and local income tax that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. We have estimated that future payments that will be made to HFF Holdings will be $99.7 million, of which approximately $11.3 million is anticipated to be paid in 2018.

Our liquidity needs related to our long term obligations are primarily related to our facility leases. For the nine months ended September 30, 2017, we incurred approximately $12.3 million in occupancy expenses and approximately $17,000 in interest expense.

We are a party to an uncommitted $600 million financing arrangement with PNC, which can be increased to $800 million an unlimited number of times per year for a period of 30 calendar days and has a maximum capacity of $1.5 billion. We also have an uncommitted $150 million financing arrangement with Huntington that can be increased to $175 million three times in a one-year period for 45 calendar days and may be increased to $175 million from October 1, 2017 through February 15, 2018 to fund our Freddie Mac loan closings. Pursuant to these arrangements, PNC or Huntington funds the multifamily Freddie Mac loan closings in accordance with the Freddie Mac Program on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting our participation in the Freddie Mac Program and cannot be used for any other purpose. On October 2, 2017, HFF LP entered into an extended funding agreement with Freddie Mac whereby Freddie Mac can extend the required purchase date for each mortgage that has an Original Funding Date (as defined in the agreement) occurring within the fourth quarter of 2017, to February 15, 2018. In connection with the extended funding agreement with Freddie Mac, PNC agreed to increase the maximum capacity of its financing arrangement to $2.0 billion. The maximum capacity under the PNC arrangement will revert to $1.5 billion after the expiration of the extended funding agreement. As of September 30, 2017, we had outstanding borrowings of $734.2 million under the PNC/Huntington arrangements. Non-cash activity totaling $443.3 million increased these financing arrangements during the nine month period ended September 30, 2017 and non-cash activity of $505.9 million increased these financing arrangement during the nine month period ended September 30, 2016. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in the Freddie Mac Program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

Intangible Assets. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, we determine the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering our own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, we have consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of September 30, 2017, the fair value and net book value of the servicing rights were $66.3 million and $49.4 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 134%, the discount rate increased 88% or if there is a 11% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the potential impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization. We evaluate amortizable intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.

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

The net deferred tax asset of $95.7 million at September 30, 2017 is comprised mainly of a $106.5 million deferred tax asset related to the Section 754 of the Internal Revenue Code (“Section 754”) election tax basis step up. The net deferred tax asset related to the Section 754 election tax basis step up of $106.5 million represents annual pre-tax deductions on the Section 754 basis step up and payments under the tax receivable agreement of approximately $36.4 million in 2017, then increasing to $52.6 million in 2021 and then decreasing over the next nine years to approximately $0.1 million in 2030. In order to realize the anticipated pre-tax benefit of approximately $36.4 million in 2017, the Company needs to generate approximately $318 million in revenue, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit each year, the shortfall becomes a net operating loss that can be carried back 2 years to offset prior years’ taxable income, if any, or carried forward 20 years to offset future taxable income. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction would be made in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets.

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

Employment / Non-compete Agreements. The Company has entered into arrangements with newly hired capital markets advisors whereby these capital markets advisors would be paid additional compensation if certain performance targets are met over a defined period. Some of these agreements contain provisions that the payments will be made to the capital markets advisors only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2017 through 2019. We begin to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, we evaluate the probability of each of the capital markets advisors achieving the performance targets and the probability of each of the capital markets advisors signing an employment agreement, if applicable. As of September 30, 2017, $0.5 million is accrued for these arrangements.

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

Other Critical Accounting Policies

A summary of other significant accounting policies is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for derivatives, retirement plans, income taxes, environmental and other contingencies as well as asset impairment, inventory valuation and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

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

In March 2016, the FASB issued changes to the accounting for equity compensation. This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update also permits an entity to make an election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. This update was effective for the Company beginning in fiscal year 2017 and the Company made an election to change its accounting for forfeitures from the previously-required estimation method to recognizing forfeitures when they occur. The Company recognized $0.6 million as a reduction in retained earnings on January 1, 2017 as a result of eliminating the estimated forfeiture rate on unvested RSUs.

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

We will adopt the new standard effective January 1, 2018, and plan to use the modified retrospective approach. We have conducted our initial analyses, developed project management procedures, assessed for adjustments to existing accounting policies, and completed detailed contract reviews to support an evaluation of the standard’s impact on our consolidated financial statements. As we complete our overall assessment, we are also identifying any needed changes to our business processes, systems and controls to support the new revenue recognition and disclosure requirements. Based on our evaluation to date, we expect the timing of revenue recognition for our equity placement services to be accelerated. We expect revenue recognition disclosures to include additional detail in accordance with the new requirements. However, we do not expect the adoption of this accounting guidance to have a significant impact on our consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

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

HFF, INC.

Dated: November 7, 2017	By:	/s/ Mark D. Gibson
Mark D. Gibson
Chief Executive Officer,
Director and Executive Managing Director
(Principal Executive Officer)

Dated: November 7, 2017	By:	/s/ Gregory R. Conley
Gregory R. Conley
Chief Financial Officer
(Principal Financial and Accounting Officer)