Form 10-K
period 2017-12-31
HFF, Inc.
filed 2018-02-28
CIK 1380509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Emerging growth company ☐

(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

As of February 20, 2018, there were 38,726,900 shares of Class A common stock, par value $0.01 per share, of the registrant outstanding.

The aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2017 was approximately $1.3 billion, based on the closing price per share of Class A common stock on that date of $34.77 as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and officers of the registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under the caption “Risk Factors” in this Annual Report on Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by securities laws.

SPECIAL NOTE REGARDING THE REGISTRANT

In connection with our initial public offering in February 2007, we effected a reorganization of our business into a holding company holding the partnership interests in Holliday Fenoglio Fowler, L.P. and HFF Securities L.P. (together, the “Operating Partnerships”), held through the wholly-owned subsidiary HFF Partnership Holdings, LLC, a Delaware limited liability company and all of the outstanding shares of Holliday GP Corp. (“Holliday GP”), the sole general partner of each of the Operating Partnerships. The transactions that occurred in connection with the initial public offering and reorganization are referred to as the “Reorganization Transactions.”

Unless the context otherwise requires, references to (1) “HFF Holdings” refer solely to HFF Holdings LLC, a Delaware limited liability company that was previously the holding company for our consolidated subsidiaries, and not to any of its subsidiaries, (2) “HFF LP” refer to Holliday Fenoglio Fowler, L.P., a Texas limited partnership, (3) “HFF Securities” refer to HFF Securities L.P., a Delaware limited partnership and registered broker-dealer, (4) “Holliday GP” refer to Holliday GP Corp., a Delaware corporation and the general partner of HFF LP and HFF Securities, (5) “HoldCo LLC” refer to HFF Partnership Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of HFF, Inc., (6) “Holdings Sub” refer to HFF LP Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of HFF Holdings, (7) “HFF Real Estate” refer to HFF Real Estate Limited, a company incorporated in England and Wales and (8) “HFF Securities Limited” refer to HFF Securities Limited, a company incorporated in England and Wales and registered with the Financial Conduct Authority (collectively, with HFF Real Estate, the “UK Subsidiaries” and collectively with HFF Securities, the “Securities Subsidiaries”). Except where specifically noted, references in this Annual Report on Form 10-K to “the Company,” “we”, “our”, or “us” mean HFF, Inc., a Delaware corporation and its consolidated subsidiaries after giving effect to the Reorganization Transactions.

ii

PART I

Item 1.    Business

Overview

We are, based on transaction volume, one of the leading providers of commercial real estate and capital markets services to both the consumers and providers of capital in the commercial real estate industry and one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 26 offices with approximately 982 associates including approximately 371 capital markets advisors. During 2017, we advised on approximately $96.1 billion of completed commercial real estate transactions, a 17.1% increase compared to the approximately $82.0 billion of completed transactions we advised on during 2016.

Our fully-integrated national capital markets platform, coupled with our knowledge of the commercial real estate markets, allows us to effectively act as a “one-stop shop” for our clients, providing a broad array of capital markets services including:

•	Debt placement;

•	Investment advisory;

•	Distressed debt and real estate owned advisory services;

•	Equity placement;

•	Investment banking and advisory services;

•	Loan sales; and

•	Commercial loan servicing.

Substantially all of our revenues are in the form of capital markets services fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We also earn fees from commercial loan servicing activities. We believe that our multiple product offerings and platform services, diverse client mix, expertise in a wide range of property types and national platform have the potential to create a diversified revenue stream within the commercial real estate sector. Our revenues and net income were $609.5 million and $95.0 million, respectively, for the year ended December 31, 2017, compared to revenues and net income of $517.4 million and $77.2 million, respectively, for the year ended December 31, 2016.

We have established strong relationships with our clients. Our clients are both consumers of capital, such as property owners, and providers of capital, such as lenders and equity investors. Many of our clients act as both consumers and providers of capital in different transactions, which enables us to leverage our existing relationships and execute multiple transactions across multiple platform services and product offerings with the same clients.

We believe we have established a reputation for high ethical standards, dedicated teamwork and a strong focus on serving the interests of our clients. We take a long-term view of our business and client relationships, and our culture and philosophy are firmly centered on putting the clients’ interests first.

During 2017, we continued to grow our business through expanding our service offerings within our existing offices as well as strategic hires and acquisitions. In January 2017, we launched our operations in the United Kingdom (“UK”) upon completion of an acquisition in London. Our UK business offers a full spectrum of commercial real estate capital markets transaction services including investment banking/corporate finance, investment transactions and debt and equity placement. Additionally, in March 2017, the Company acquired an entity in New York providing mergers and acquisitions and corporate advisory services.

We operate in the commercial real estate market which is inherently cyclical. We have benefited from the current economic cycle which began after the downturn in late 2007 continuing through 2010. During the downturn, restrictions on the availability of both debt and equity capital created significant reductions of liquidity in, and flow of capital to, many global financial markets including the commercial real estate financial markets in the U.S. Although there is no way to predict the end of the current economic cycle, we currently maintain significant levels of cash in an effort to mitigate risks associated with an economic downturn. Further detail regarding the effect of the recent situation in the credit markets and the commercial real estate markets can be found under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Annual Report on Form 10-K.

HFF, Inc. is a Delaware corporation with its principal executive offices located at 2323 Victory Avenue, One Victory Park, Suite 1200, Dallas, Texas, 75219, telephone number (214) 265-0880.

Reportable Segments

We operate in one reportable segment, the commercial real estate financial intermediary segment, and offer debt placement, investment advisory, distressed debt and real estate owned advisory services, equity placement, investment banking and advisory services, loan sales and commercial loan servicing. See “Results of Operations” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our results.

Our Competitive Strengths

We attribute our success and distinctiveness to our ability to leverage a number of key competitive strengths, including:

People, Expertise and Culture

We and our predecessor companies have been in the commercial real estate business for over 30 years, and our capital markets advisors have significant experience and long-standing relationships with our clients. We employ approximately 371 capital markets advisors with an average of 17.2 years of commercial real estate transaction experience. The transaction history accumulated among our capital markets advisors ensures a high degree of market knowledge on a macro level, knowledge of commercial real estate markets, long term relationships with the most active investors and a comprehensive understanding of commercial real estate capital markets products. Our employees come from a wide range of real estate related backgrounds, including investment advisors and managers, investment bankers, attorneys, brokers and mortgage bankers.

Our culture is governed by our commitment to high ethical standards, putting the clients’ interests first and treating clients and our own associates fairly and with respect. These distinctive characteristics of our culture are highly evident in our ability to retain and attract employees. The average tenure for our senior capital markets advisors is 14.8 years, and the average production tenure for the top 25 senior capital markets advisors compiled by initial leads during the last five years was 17.2 years (including tenure with predecessor companies). Furthermore, several of our senior capital markets advisors have a personal economic interest in our firm, which further aligns their individual interests with those of the Company and its stockholders, as a whole, and our clients.

Integrated Capital Markets Services Platform

In the competitive commercial real estate and capital markets industry, we believe one of our key differentiators is our ability to analyze all commercial real estate product types and markets as well as our ability to provide clients with comprehensive analysis, advice and execution expertise on all types of debt and equity capital markets solutions. We believe that due to our broad range of execution capabilities, our clients rely on us not only to provide capital markets alternatives but, more importantly, to advise them on how to optimize value by uncovering inefficiencies in the non-public capital markets to maximize their commercial real estate investments. We believe our capabilities provide our clients with the flexibility to pursue multiple capital markets options simultaneously so that, upon conclusion of our efforts, they can choose the best risk-adjusted solution.

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

Extensive Cross-Selling Opportunities

As some participants in the commercial real estate market are frequently buyers, sellers, lenders and borrowers at various times, we believe our relationships with these participants across all aspects of their businesses provide us with multiple revenue opportunities throughout the life cycle of their commercial real estate investments. In addition, we sometimes provide more than one service in a particular transaction, such as in an investment sale where we not only represent the seller of a commercial real estate investment but also represent the buyer in arranging acquisition financing. During 2017, 2016 and 2015, we executed numerous transactions across multiple platform services with 23, 22 and 24, respectively, of our top 25 clients.

Broad and Deep Network of Relationships

We have developed broad and deep-standing relationships with the users and providers of capital in the industry and have completed multiple transactions for many of the top institutional commercial real estate investors in the U.S. as well as several global investors who invest in the U.S. Importantly, our capital markets advisors, analysts and closing specialists foster relationships with their respective counterparts within each client’s organization. This provides, in our opinion, a deeper relationship with our firm relative to our competitors. In 2017 and 2016, no one borrower or no one seller client, represented more than 4% of our total capital markets services revenues. The combined fees from our top 10 seller clients for the years 2017 and 2016, were less than 10% of our capital markets services revenues for each year, and the combined fees from our top 10 borrower clients were less than 6% of our capital markets services revenues for each year.

Proprietary Transaction Database

We believe that the extensive volume of commercial real estate transactions that we advise on throughout the U.S. and across multiple property types and capital markets service lines provides our capital markets advisors with valuable, real-time market information. We maintain a proprietary database of numerous current and potential capital sources and clients that tracks key terms and provisions of the majority of all closed and pending transactions in which we are involved. This proprietary database also includes historical and current flows and the pricing of debt, structured finance, investment advisory, loan sales and equity transactions. The database maintains real-time quotes and bids on pipeline transactions, status reports on all current transactions as well as historical information on clients, lenders and buyers. Furthermore, our internal databases maintain current and historical information on our loan servicing portfolio, which we believe enables us to track real-time property level performance and market trends. These internal databases are updated regularly and are available to our capital markets advisors, analysts and other internal support groups to share client contact information and real-time market information. We believe this information strengthens our competitive position by enhancing the advice we provide to clients and improving the probability of successfully closing a transaction. We believe our associates also understand the confidential nature of this information, and if it is misused, depending on the circumstances, such misuse can be cause for immediate dismissal from the Company.

Our Strategic Growth Plan

We seek to improve our market position by focusing on the following strategic growth initiatives:

Increase Market Share Across Each of our Capital Markets Services

We believe that we have the opportunity to increase our market share in each of the various capital markets services we provide to our clients by penetrating deeper into our international, national, regional and local client relationships. We also intend to increase our market share by selectively hiring capital markets advisors in our existing offices and in new locations, predicated on finding the most experienced professionals in the market who have the highest integrity, work ethic and reputation, while fitting into our culture and sharing our business philosophy and business practices. Since 2011, we have opened offices in Phoenix, AZ, Tampa, FL, Austin, TX, Denver, CO, Orlando, FL, Philadelphia, PA, Charlotte, NC, London, UK, Seattle, WA, and Las Vegas, NV. We have also significantly added to the platform services and product specialty types in a majority of our offices.

•	Debt Placement. In 2017, our transaction volume in debt placements was approximately $51.7 billion, an increase of 27.2% from approximately $40.7 billion in 2016.

•

Investment Advisory.    In 2017, we completed investment advisory services of approximately $34.5 billion, a decrease of approximately 5.9% from the approximately $36.7 billion completed in 2016. According to Real Capital Analytics, commercial real estate sales volume for office, industrial, multifamily, retail, hotel properties and land in the U.S. in 2017 and 2016 were $467.5 billion and $495.3 billion, respectively.

•

Equity Placement and Advisory Services.    In 2017, we completed approximately $9.3 billion of equity placement and advisory services transactions (which include amounts that we internally allocate to the equity placement reporting category, even though the transaction may have been funded through a single mortgage note) for our clients, representing an increase of 131.3% from the $4.0 billion completed in 2016.

•

Private Equity and Investment Banking and Advisory Services.    Our Securities Subsidiaries, undertake private equity capital raises, investment banking activities and asset-level transactions for our clients. At December 31, 2017 and 2016, our Securities Subsidiaries were engaged with $1.8 billion and $2.8 billion, respectively, of active private equity discretionary fund transactions, which may result in additional future revenue.

•

Loan Sales.    We have consummated $0.6 billion and $0.7 billion in loan sales transactions in 2017 and 2016, respectively, a decrease of 18.0%. This business is based on the desire of lenders seeking to diversify concentration risk (geographic, borrower or product type), manage potential problems in their loan portfolios or sell loans rejected from commercial-mortgage backed securities (CMBS) securitization pools.

•

Commercial Loan Servicing.    The principal balance of HFF’s loan servicing portfolio increased 20.5% to approximately $69.8 billion at December 31, 2017 from approximately $58.0 billion at December 31, 2016. We currently have approximately 35 correspondent lender relationships with life insurers.

While the volume increases relating to our debt placement, equity placement and advisory services and loan servicing services referenced above were principally the effect of improved market conditions and increased activity in the commercial real estate market, we believe that our efforts to open new offices and expand our platform services and product specialties have also aided us in our achievements.

Continue to Capitalize on Cross-Selling Opportunities

Participants in the commercial real estate market increasingly are buyers, sellers, lenders and borrowers at various times. We believe our relationships with these participants across all aspects of their businesses provide us with multiple revenue opportunities throughout the life cycle of their commercial real estate investments. Many of our clients are both consumers and providers of capital, and our goal is to attempt to work with our clients to execute transactions utilizing the wide spectrum of our services. By maintaining close relationships with these clients, we believe we will continue to generate significant repeat business across all of our business lines.

Our debt capital markets advisors originated approximately $8.2 billion and $7.0 billion of debt for clients that purchased properties sold by our investment advisory capital markets advisors for their clients in 2017 and 2016, respectively. Our investment advisory capital markets advisors also referred clients to our debt capital markets advisors who arranged debt financings totaling approximately $9.7 billion and $6.1 billion in 2017 and 2016, respectively. Our debt capital markets advisors also referred clients to our investment advisory capital markets advisors who sold approximately $3.7 billion and $4.7 billion of properties in 2017 and 2016, respectively. Also, in 2017 and 2016, our Securities Subsidiaries originated debt volumes of approximately $1.7 billion and $273.0 million, respectively, in addition to its other equity placement activities.

Expand Our Geographic Footprint

We believe that opportunities exist to strategically establish and increase our presence in several key domestic and international, markets. When strategic opportunities present themselves with high-quality capital markets advisors, it is our intention to capitalize on such opportunities as we did in Seattle, WA and London, UK in 2017, Phoenix, AZ in 2016, Charlotte, NC in 2014, Philadelphia, PA in 2013, Orlando, FL in 2012 and Denver, CO in 2012. While our capital markets advisors, located in 26 offices (25 throughout the U.S. and one in the UK), advised clients on transactions in 44 states, the District of Columbia, Canada, and the United Kingdom and in more than 775 cities in 2017, there are a number of major metropolitan areas where we do not maintain an office. In addition to the 2017 opening of an office in London, UK, we do, on a periodic basis, send our capital markets advisors overseas to meet with capital sources and global clients. By comparison, a number of our large public competitors have in excess of 100 offices worldwide and some have nearly 100 in the U.S alone. We constantly review key demand drivers of commercial real estate by market, including growth in population, households, employment, commercial real estate inventory by product type, and new construction. By doing so, we can determine not only where future strategic growth should occur, but more importantly, we can also ensure our capital markets advisors are constantly calling on the most attractive markets where we do not have offices. Since 2011, we have opened nine new offices, and during this same period, we have significantly added to the platform services and product specialties in nearly all of our offices. See “Results of Operations” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the results of our U.S. operations and “Risks Related to Our Business” within Item 1A, “Risk Factors” for a description of risks associated with our business, including with respect to operations in the United Kingdom.

We expect to achieve future strategic geographic expansion through a combination of recruitment of key capital markets advisors, organic growth of analysts to capital markets advisors and possible acquisitions of smaller local and regional firms across all services in both new and existing markets as well as the possible expansion into other platform lines of business and product specialties. However, in all cases, our strategic growth will be focused on serving our clients’ interests and predicated on finding the most experienced professionals in the market who have the highest integrity, work ethic and reputation, while fitting into our culture and sharing our business philosophy and business practices.

Align our Leadership and Compensation Structures with Our Long-term Growth

We manage our operations through an executive committee (including ad-hoc members) and a leadership committee which includes in excess of 70 of our senior capital markets advisors and managers. The executive committee consists of at least three, but no more than seven, individuals (in addition to ad-hoc members), one of whom is the managing member of the Operating Partnerships. The executive committee currently consists of our two inside directors, Mark Gibson, our chief executive officer, and Jody Thornton, our president and managing member of the Operating Partnerships, and five of our executive managing directors, Matthew D. Lawton, Gerard T. Sansosti, Manuel A. de Zarraga, Michael J. Tepedino, and effective January 1, 2018, Kevin MacKenzie. The executive committee is primarily responsible for the day-to-day oversight of the lines of business and property verticals. The leadership committee is composed of (i) the executive committee members, (ii) individual leaders chosen from each line of business and property vertical, (iii) the office heads from each office and (iv) individuals from other line and support functions at the discretion of the executive committee. The members of the leadership committee are responsible for either overseeing their respective lines of business, property verticals or their office as well as facilitating communication and educating all of our capital markets advisors within each office, line of business, property type and product specialties to better serve our clients.

We also aim to ensure continued emphasis on annual production, maintain our partnership culture and continue the alignment of employee, management and stockholder interests through periodic omnibus awards to individuals and through our profit participation bonus plans. Under our HFF LP and HFF Securities profit participation bonus plans, (collectively, the “Office Profit Participation Plans”) with respect to each applicable office for each calendar year, if a 14.5% or greater profit margin is generated by such office, an amount equal to 15% of the adjusted operating income (as defined under such plan) generated by such office funds a cash bonus pool payable to selected employees of HFF LP or HFF Securities, as the case may be. These plans were adopted in 2007 in connection with our initial public offering. Effective January 1, 2015, we amended the Office Profit Participation Plans to provide that our board of directors, or any appropriate committee thereof, may elect to pay up to one-half of the profit participation bonuses payable under the plans in the form of equity-based awards. In December 2010, we also adopted a new HFF, Inc. firm profit participation bonus plan (the “Firm Profit Participation Plan”) utilized primarily to compensate our business line and property vertical leadership. Under this plan, for each calendar year, if we achieve a 17.5% or greater adjusted operating income margin (as defined under such plan), a bonus pool will be funded by a percentage, ranging from 15% to 25%, of our adjusted operating income (as defined under such plan) beyond predefined adjusted operating income margin thresholds. Our board of directors, or an appropriate committee thereof, may elect to pay up to two-thirds of the profit participation bonuses payable under this plan in the form of equity-based awards. Effective January 1, 2015, we amended the Office Profit Participation Plans and Firm Profit Participation Plan, which now provide for an overall increase in the allocation of share-based awards. The cash portion of the awards will not be subject to time-based vesting conditions and will be expensed during the performance year. The share-based portion of the awards is subject to a three-year time-based vesting schedule beginning on the first anniversary of the grant (which is made in the first calendar quarter of the subsequent year). As a result, the total expense for the share-based portion of the awards is recorded over the period from the beginning of the performance year through the vesting date, or 50 months. Therefore, under the new design, the expense recognized during the performance year will be less than the expense that would have been recognized under the previous design. We expect that difference will be recognized as an increase in expense over the subsequent three years, irrespective of our financial performance in the future periods.

Our Services

Debt Placement Services

We offer our clients access to a complete range of debt instruments, including construction and construction/mini-permanent loans, adjustable and fixed rate mortgages, entity level debt, mezzanine debt, forward delivery loans, tax exempt financing and sale/leaseback financing.

Our clients are owners of various types of property including, but not limited to, medical office related products, retail, industrial, hotel, multi-housing, student housing, self-storage, senior living, independent living, assisted living, nursing homes, condominiums and condominium conversions, mixed-use properties and land. Our clients range in size from individual entrepreneurs who own a single property to the largest real estate funds and institutional property owners throughout the world who invest globally, especially in the United States. Debt is or has been placed with major capital funding sources, both domestic and foreign, including life insurance companies, CMBS conduits, investment banks, commercial banks, thrifts, agency lenders, pension funds, pension fund advisors, real estate investment trusts (REITs), credit companies, opportunity funds and individual investors.

Investment Advisory Services

We provide investment advisory services to commercial real estate owners who are seeking to sell one or more properties or property interests. We seek to maximize proceeds and certainty of closure for our clients through our knowledge of the commercial real estate and capital markets, our extensive database of potential buyers, many of whom we have deep and long-standing relationships, and our experienced capital markets advisors. We believe the real-time data on comparable transactions, recent financings of similar assets and market trends enable our capital markets advisors to better advise our clients on valuation and certainty of execution based on a prospective buyer’s proposed capital structure and track record for closing transactions.

Equity Placement and Private Equity Services

We offer a wide array of equity placement and private equity alternatives and solutions at both the property and ownership entity level. We believe this allows us to provide financing alternatives at every level of the capital structure, including mezzanine and preferred equity, thereby providing potential buyers and existing owners with the highest appropriate leverage at the lowest blended cost of capital to purchase properties or recapitalize existing properties versus an out-right sale alternative. By focusing on the inefficiencies in the equity placement capital markets, such as mezzanine, preferred equity, participating and/or convertible debt structures, pay and accrual debt structures, pre-sales, stand-by commitments and partial interest sales bridge loans, we believe we are able to access capital for stabilized properties or properties in transition, with options including predevelopment, joint ventures, structured debt, and equity transactions, which provide maximum flexibility for our clients.

Private Equity, Investment Banking and Advisory Services

Through the Securities Subsidiaries, we offer our clients the ability to access the private equity markets for a variety of capital raises and transactions, including joint ventures, discretionary private equity funds, entity-level private placements and other structured finance transactions. Additionally, we offer our clients a range of financial advisory services. The Securities Subsidiaries’ services to their clients may include:

•

Joint Ventures.    Equity capital to establish joint ventures relating to either identified properties or properties to be acquired by a sponsor. These joint ventures typically can be asset-specific or programmatic and involve the acquisition, development, recapitalization or restructuring of commercial real estate assets and include a variety of property types and geographic areas.

•

Discretionary Funds.    Institutional marketing and fund-raising for public and private commercial real estate fund sponsors. In this capacity, we represent funds with strategies that range from core to opportunistic across a variety of property types and geographies.

•

Advisory Services.    Mergers and acquisitions and other corporate advisory services for various types of transactions including mergers and acquisitions, sales and divestitures, management buyouts, and recapitalizations and restructurings.

•

Private Placements.    Private placements of common, perpetual preferred and convertible preferred securities. Issuances can involve primary or secondary shares that may be publicly registered, listed and traded.

Loan Sales

We assist our clients in their efforts to sell all or portions of their commercial real estate debt note portfolios, which can include performing, non-performing and distressed debt as well as real estate owned properties.

Commercial Loan Servicing

We provide commercial loan servicing (primary and sub-servicing) for life insurance companies, the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Federal National Mortgage Association (“Fannie Mae”) through strategic relationships with several delegated underwriting and servicing (DUS®) lenders, CMBS originators, mortgage REITS and debt funds, groups that purchase performing and non-performing loans as well as owners who sell commercial real estate subject to a purchase money mortgage. We are not a master servicer and therefore we have no advancing obligations for principal and interest nor do we have any loss sharing obligations relative to our loan servicing portfolio. Additionally, we are a rated CMBS primary and special servicer by Fitch Ratings. The primary servicer rating reflects our experienced and tenured management and staff and our long history as a commercial mortgage primary servicer, including with respect to Freddie Mac and CMBS servicing. The special servicer rating is based on our ability to work out, manage and resolve commercial mortgage loans and real estate owned assets. We believe our servicing platform, experienced personnel and hands-on service allow us to maintain close contact with both borrowers and lenders, and as a result, we are often the first point of contact in connection with refinancing, restructuring or sale of commercial real estate assets. Revenue is earned primarily from servicing fees charged to the lender.

To avoid potential conflicts, our capital markets advisors do not directly share in servicing revenue, eliminating conflicts which can occur with serviced versus non-serviced lenders, but they can be compensated, in part for this as well as other activities, through the Office Profit Participation Plans, if available and applicable, at the discretion of the office heads in our respective offices. However, throughout the servicing life of a loan, the capital market advisor who originated the loan usually remains the main contact for both the borrower and lender, or the master and/or special servicer, as the case may be, to assist our servicing group with annual inspections, operating statement reviews and other major servicing issues affecting a property or properties and in some circumstances, may be compensated for services rendered.

Competition

The commercial real estate services industry, and all of the services that we provide, are highly competitive, and we expect them to remain so. We compete on an international, national, regional, and local basis on a number of critical factors including, but not limited to, the quality of our people and client service, historical track record and expertise and range of services and execution skills, absence of conflicts and business reputation. Depending on the product or service, we face competition from other international and domestic commercial real estate service providers, institutional lenders, banks and savings and loans, CMBS conduits, insurance companies, investment banking firms and investment managers, some of which may have greater financial resources than we do. Top competitors we face on international, national, regional and local levels include, but are not limited to, CBRE Capital Markets, Cushman & Wakefield, Eastdil Secured (owned by Wells Fargo), Jones Lang LaSalle, Colliers, Cassidy Turley, Walker Dunlop, Marcus & Millichap, Newmark Group, Inc., Northmarq Capital (Marquette), Meridian and Berkadia, among others. There are numerous other local and regional competitors in each of the local markets where we are located as well as the markets in which we do business.

Competition to attract and retain qualified employees is also intense in each of the capital markets services we provide our clients. We compete by offering what we believe to be competitive compensation packages to our capital markets advisors and our other associates as well as equity-based incentives including, but not limited to, our Office and Firm Profit Participation Plans for key associates who lead our efforts in terms of running our offices or lead our efforts in each of our capital markets services and product specialties as well as through periodic omnibus awards to individuals. Our ability to continue to compete effectively will depend upon our ability to retain, motivate and compensate appropriately our existing capital markets advisors and other key associates as well as our ability to attract new talent, all predicated on finding the most experienced professionals in the market who have the highest integrity, work ethic and reputation, while fitting into our culture and sharing our philosophy and business practices.

Regulation

Our Securities Subsidiaries, are subject to regulation. HFF Securities is currently registered as a broker-dealer with the Securities and Exchange Commission (SEC) and the Financial Industry Regulatory Authority (FINRA) and HFF Securities Limited, whose operations began in January 2017, is subject to regulation by the Financial Conduct Authority (FCA) in the UK. The FCA is responsible for monitoring compliance with the Financial Services and Markets Act 2000 and administering related rules. Violation of applicable FINRA and FCA regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines and the suspension, expulsion or other disciplining of a firm, its officers or employees. HFF Securities is registered as a broker-dealer in 21 states. HFF Securities is subject to regulations governing effectively every aspect of the securities business, including the effecting of securities transactions, minimum capital requirements, record-keeping and reporting procedures, relationships with customers, experience and training requirements for certain employees and business procedures with firms that are not subject to regulatory controls.

Our United States broker-dealer subsidiary is also subject to the SEC’s uniform net capital rule, Rule 15c3-1, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiary. The uniform net capital rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below its requirements. In addition, our broker-dealer subsidiary is subject to certain notification requirements related to withdrawals of excess net capital. The USA Patriot Act of 2001 also imposes obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence and other compliance policies and procedures, and procedures for customer verification. Failure to comply with these requirements may result in monetary, regulatory and, in the case of the USA Patriot Act, criminal penalties.

HFF LP is licensed (in some cases, through our employees or its general partner) as a mortgage broker and a real estate broker in multiple jurisdictions. Generally, we are licensed in each state where we have an office as well as where we frequently do business.

Seasonality

Historically, during normal economic and capital markets conditions, our capital markets services revenue is typically seasonal. This seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year. We believe the concentration of earnings and cash flows in the last six months of the year has historically been due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. However, this historical pattern of seasonality may or may not continue.

Employees

Our total employment was 982 employees as of December 31, 2017, which represents a 10.2% increase from the December 31, 2016 total employment of 891 employees.

Liquidity and Capital Resources

Information concerning the Company’s liquidity and capital resources can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

History

We have grown through the combination of several prominent commercial real estate brokerage firms. Our namesake dates back to Holliday Fenoglio & Company, which was founded in Houston in 1982. Although our predecessor companies date back to the 1970s, our recent history began in 1994 when Holliday Fenoglio Dockerty & Gibson, Inc. was purchased by AMRESCO, Inc. to create Holliday Fenoglio Inc. In 1998, Holliday Fenoglio, Inc. acquired Fowler Goedecke Ellis & O’Connor to create Holliday Fenoglio Fowler, L.P. Later that year, Holliday Fenoglio Fowler, L.P. acquired PNS Realty Partners, LP and Vanguard Mortgage.

In March 2000, AMRESCO sold select assets including portions of its commercial mortgage banking businesses, Holliday Fenoglio Fowler, L.P., to Lend Lease (US) Inc., the U.S. subsidiary of the Australian real estate services company. In June 2003, HFF Holdings completed an agreement for a management buyout from Lend Lease. In April 2004, we established HFF Securities L.P., a broker-dealer subsidiary.

As previously discussed in “Special Note Regarding the Registrant,” in connection with our initial public offering of our Class A common stock in February 2007, we effected a reorganization of our business. In connection with the Reorganization Transactions, HFF, Inc. was incorporated in Delaware in November 2006 and became, and continues to be, a holding company holding partnership units in the Operating Partnerships and all of the outstanding shares of Holliday GP. Following the Reorganization Transaction and prior to August, 31, 2012, HFF Holdings and HFF, Inc., through their wholly-owned subsidiaries, were the only limited partners of the Operating Partnerships. During the period between November 30, 2009 and August 31, 2012, HFF Holdings exchanged all of the remaining partnership units that it held in each of the Operating Partnerships for shares of Class A common stock of the Company. Following such exchanges and continuing through the filing date of this Annual Report on Form 10-K, HFF, Inc., through its wholly-owned subsidiaries, holds 100% of the partnership units in the Operating Partnerships.

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

The commercial real estate market is inherently cyclical. We have previously experienced and expect in the future to be negatively impacted by, periods of economic slowdowns, recessions and disruptions in the capital markets; credit and liquidity issues in the global and domestic capital markets, including international, national, regional and local markets; and corresponding declines in the demand for commercial real estate and related services within one or more of the markets in which we operate. Historically, commercial real estate markets, and in particular the U.S. commercial real estate market, have tended to be cyclical and related to the flow of capital to the sector, the condition of the economy as a whole and to the perceptions and confidence of the market participants as to the relevant economic outlook as well as the asset class. Negative economic conditions, changes in interest rates, credit and liquidity issues in the global and domestic capital markets, disruptions in capital markets and declines in the demand for commercial real estate and related services in international or domestic markets or in significant markets in which we do business as well as negative perceptions about the asset class, have had and could have in the future a material adverse effect on our business, results of operations and financial condition. Since the latter half of 2009, there has been an improvement in the U.S. financial markets, increasing confidence and stabilization in domestic and some foreign economies as well as in select U.S. cities which has provided increasing demand for high quality core, core plus and value-add commercial real estate assets. However, we can give no assurance that the improvements in the U.S. commercial real estate market are sustainable.

The following factors are examples of economic conditions that could negatively impact our business:

•

Slowdowns in economic activity or other disruptions in capital markets could cause tenant demand for space to decline, which would adversely affect the operation and income of commercial real estate properties and thereby affect investor demand and the supply of capital for debt and equity investments in commercial real estate.

•

Declines in the regional or local demand for commercial real estate, or significant disruptions in other segments of the real estate markets or capital markets, could adversely affect our results of operations. During 2017, approximately 17.8%, 13.9%, 6.1%, 5.7% and 4.4% of the Company’s capital markets services revenues were derived from transactions involving commercial real estate located in Texas, California, Florida, New York and the region consisting of the District of Columbia, Maryland and Virginia, respectively. As a result, a significant portion of our business is dependent on the economic conditions in general and in certain markets for commercial real estate such as in these areas, which, like other commercial real estate markets, have experienced price volatility or economic downturns in the past.

•

Global and domestic credit and liquidity issues, significant fluctuations in interest rates as well as steady and protracted increases or decreases of interest rates could adversely affect the operation and income of commercial real estate properties as well as the demand from investors for commercial real estate investments. Any of these events could adversely affect investor demand and the supply of capital for debt and equity investments in commercial real estate. In particular, the lack of debt or equity for commercial real estate transactions, the resulting re-pricing of debt and equity risk or increased/decreased interest rates may reduce the number of acquisitions, dispositions and loan originations, as well as the Company’s or firm’s respective transaction volumes. These factors and events could also cause prices to decrease due to the reduced amount of financing available as well as the increased cost of obtaining financing, and could lead to a decrease in purchase and sale activity and therefore a decrease in revenue to the Company.

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

•

Following a referendum on June 23, 2016, in which a majority of voters in the UK approved an exit from the European Union, it is expected that the UK government will initiate a process to leave the European

Union (“Brexit”). Brexit could adversely impact UK, European and global economic or market conditions and could contribute to instability in the global financial markets. Additionally, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which European Union laws to replace or replicate. We may incur additional costs and expenses as we adapt to a changing regulatory framework in the UK and the effects of Brexit could adversely affect our business, business opportunities, results of operations and financial condition.

These and other types of events could lead to a further decline in transaction activity as well as a decrease in values, which would likely in turn lead to a reduction in fees and commissions relating to such transactions. These effects would likely cause us to realize lower revenues from our transaction service fees, including debt placement fees, investment advisory commissions, and our private equity and advisory fees, which fees usually are tied to the transaction value and are payable upon the successful completion of a particular transaction. Such declines in transaction activity and value would likely also significantly reduce our loan servicing activities and revenues as a result of increased delinquencies and defaults on the loans we service and the lack of additional loans that we would have otherwise added to our servicing portfolio.

In addition, cyclicality in the commercial real estate markets may result in cyclicality in our results of operation as well as significant volatility in the market price of our Class A common stock. Similar to other providers of commercial real estate and capital markets services, the stock price of our Class A common stock has had significant declines and fluctuations in the past and may experience similar declines in the future.

Although we operate globally, we report our results in U.S. dollars, and thus our reported results may be positively or negatively impacted by the strengthening or weakening of currencies against the U.S. dollar. As an example, the pound sterling, a currency used in our operations, has fluctuated significantly in recent years. In addition to the potential negative impact on reported earnings, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of the reported results of operations.

We do not use hedging instruments for speculative purposes; however, we are authorized to use currency-hedging instruments, including foreign currency forward contracts, purchased currency options and borrowings in foreign currency in an effort to reduce interest rate and foreign currency risk. There can be no assurance that such hedging will be economically effective.

Our business has been and may in the future be adversely affected by restrictions in the availability of debt or equity capital as well as a lack of adequate credit and the risk of deterioration of the debt or credit markets and commercial real estate markets.

Restrictions on the availability of capital, both debt and/or equity, can create significant reductions in the liquidity and flow of capital to the commercial real estate markets. Severe restrictions in debt or equity liquidity as well as the lack of the availability of credit in the markets we serviced between 2008 and early 2010 significantly reduced the volume and pace of commercial real estate transactions compared with past periods. These restrictions also had a general negative effect upon commercial real estate prices themselves. Our business of providing commercial real estate and capital markets services to our clients, who are both consumers and providers of capital, is particularly sensitive to the volume of activity and pricing in the commercial real estate market. In particular, global and domestic credit and liquidity issues reduced the number of acquisitions, dispositions and loan originations between 2008 and early 2010, compared to prior periods, which may also occur into the future. This has had, and may have in the future, a significant adverse effect on our capital markets services revenues.

Despite the general improvement in the U.S. stock markets that started in the second half of 2009, global and domestic credit restrictions and market uncertainties continue, and we cannot predict with any degree of certainty the magnitude or duration of the recent developments in the credit markets and commercial real estate markets as it is inherently difficult to make accurate predictions with respect to such macroeconomic movements that are beyond our control. This uncertainty limits our ability to plan for future developments. In addition, the uncertainty regarding current market conditions may limit the ability of other participants in the credit markets or commercial real estate markets to plan for the future. As a result, market participants may act more conservatively than they might in a stabilized market, which may perpetuate and amplify the adverse developments in the markets we service. While business opportunities may emerge from assisting clients with transactions relating to distressed commercial real estate assets, there can be no assurance that the volume of such transactions will be sufficient to meaningfully offset the declines in transaction volumes within the overall commercial real estate market.

If we are unable to retain and attract qualified and experienced capital markets advisors and associates, our growth may be limited and our business and operating results could suffer.

Our most important asset is our people, and our continued success is highly dependent upon the efforts of our capital markets advisors and other associates, including our analysts and production coordinators as well as our key servicing and company overhead support associates. Our capital markets advisors generate a significant majority of our revenues. If any of these key capital markets advisors or other important associates leave, or if we lose a significant number of capital markets advisors, or if we are unable to attract other qualified capital markets advisors, our business, financial condition and results of operations may suffer. We have experienced in the past, and expect to experience in the future, the negative impact of the inability to retain and attract associates, analysts and experienced capital markets advisors. Additionally, such events may have a disproportionate adverse effect on our operations if the senior most experienced capital markets advisors do not remain with us or if these events occur in geographic areas where substantial amounts of our capital markets services revenues are generated. Moreover, because a significant portion of the compensation paid to our capital markets advisors consists of commissions, in general our capital markets advisors receive significantly less compensation at times when we have substantial declines in our capital markets services revenues, and may therefore have less incentive to remain with the Company during such challenging periods.

We use a combination of cash compensation, equity, equity-based incentives and other employee benefits rather than solely cash compensation to motivate and retain our capital markets advisors. Our compensation mechanisms may not be effective, however, if the market price of our Class A common stock experiences significant declines such as what occurred during 2008 and 2009. Even if we are able to retain our most valuable capital markets advisors, we may not be able to retain them at compensation levels that will allow us to achieve our target ratio of compensation expense to operating revenue.

In addition, our competitors may attempt to recruit our capital markets advisors. The employment arrangements we have entered into or may enter into with our key associates may not prevent our capital markets advisors and other key associates from resigning or competing against us. While certain key associates may be subject to various non-competition agreements or non-solicitation arrangements, except in a few isolated situations, we do not have employment covenants, including non-competition or non-solicitation arrangements, with certain other key associates and there is no assurance that we will be able to retain their services. If their employment were to be terminated, they would be free to compete against the Company or solicit its employees for business or its customers for commercial opportunities.

A significant component of our growth has also occurred through the recruiting, hiring and retention of key experienced capital markets advisors as well as through the recruiting, hiring and retention of associates who have subsequently become capital markets advisors. Any future growth through recruiting these types of capital markets advisors and associates will be partially dependent upon the continued availability of attractive candidates fitting the culture of our firm at advantageous employment terms and conditions. However, individuals whom we would like to hire may not be available upon advantageous employment terms and conditions. In addition, the hiring of new personnel involves risks that the persons acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of persons acquired will prove incorrect.

Negative developments in the business of certain of our clients or counterparties could adversely affect our results of operation and financial condition.

Our clients are both consumers of capital, such as property owners, and providers of capital, such as lenders and equity investors. Defaults or non-performance by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity crises and could lead to losses or defaults by one or more of our clients, which, in turn, could have a material adverse effect on our results of operations and financial condition. In addition, a client may fail to make payments when due, become insolvent or declare bankruptcy. Any client bankruptcy or insolvency or the failure of any client to make payments when due could result in material losses to our company. In particular, if any of our significant clients becomes insolvent or suffers a downturn in its business, it may seriously harm our business. While in 2017 and 2016 no one borrower or no one seller client represented more than 4% of our total capital markets services revenues, bankruptcy filings by or relating to one of our clients could delay or bar us from collecting pre-bankruptcy debts from that client.

The bankruptcy or insolvency of a significant counterparty (which may include co-brokers, lenders including, but not limited to, Freddie Mac and Fannie Mae which are in conservatorship, insurance companies, banks, hedging counterparties, service providers or other organizations with which we do business), or the failure of any significant counterparty to perform its contractual commitments, may also result in a disruption to our business or material losses to our company.

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

In addition, in an effort to preserve our strong partnership culture, our process for hiring new capital markets advisors is lengthy and highly selective. In the past, we have interviewed a significant number of individuals for each capital market advisor that we hired, and we have and may in the future subordinate our growth plans to our objective of hiring capital markets advisors whom we think will adhere to and contribute to our culture. Our ability to maintain and grow our business could suffer if we are not able to identify, hire and retain new capital markets advisors meeting our high standards, which could negatively impact our business, financial condition and results of operations.

In the event that we experience significant growth in the future, such growth may be difficult to sustain and may place significant demands on our administrative, operational and financial resources.

In the event that we experience significant growth in the future, such growth could place additional demands on our resources and increase our expenses. Our future growth will depend, among other things, on our ability to successfully identify experienced capital markets advisors to join our firm and continue to retain, grow and develop the leadership to manage our business. It may take years for us to determine whether new capital markets advisors will be profitable or effective. During that time, we may incur significant expenses and expend significant time and resources toward training, integration and business development. If we are unable to hire and retain profitable capital markets advisors as well as our leadership, we will not be able to implement our growth strategy, which could adversely affect our business, financial condition and results of operations.

Growth will also require us to commit additional management, operational and financial resources to maintain appropriate operational and financial systems to adequately support expansion. There can be no assurance that we will be able to manage our expanding operations effectively or that we will be able to maintain or accelerate our growth. Any failure to manage our growth could adversely affect our ability to generate revenue and control our expenses, which could adversely affect our business, financial condition and results of operations.

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

If we acquire companies or significant groups of personnel in the future, we may experience high transaction and integration costs, the integration process may be disruptive to our business and the acquired businesses or personnel may not perform as we expect.

Future acquisitions of companies or capital markets advisors and any necessary related financings may involve significant transaction-related expenses such as severance costs, lease termination costs, transaction costs, deferred financing costs, possible regulatory costs and merger-related costs, among others. We may also experience difficulties in integrating operations and accounting systems acquired from other companies. These challenges include, but are not limited to, the diversion of management’s attention from the regular operations of our business and the potential loss of our key clients, our key associates or those of the acquired operations, each of which could harm our financial condition and results of operation. We believe that most acquisitions will initially have an adverse impact on revenues, expenses, operating income and net income. Acquisitions also frequently involve significant costs related to integrating culture, people, information technology, accounting, reporting and management services and rationalizing personnel levels. If we are unable to fully integrate the culture, accounting, reporting and other systems of the businesses we acquire, we may not be able to effectively manage them and our financial results may be materially affected. Moreover, the integration process itself may be disruptive to our business as it requires coordination of culture, people and geographically diverse organizations and implementation of new accounting and information technology systems.

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

We may be required to obtain additional financing to fund our on-going capital needs as well as to fund our working capital needs. Any additional indebtedness that we may incur will make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures. In addition, an inability to obtain additional indebtedness will also make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures.

The level of our indebtedness or inability to obtain additional indebtedness could have important consequences, such as:

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

•

obtaining financing in the future for our warehouse lending activities related to the Freddie Mac Multifamily Approved Seller/Servicer for Conventional and Senior Housing Loans program, (the “Freddie Mac Program”), working capital, capital expenditures and general corporate purposes, including acquisitions, and may impede our ability to process our capital markets platform services as well as to secure favorable lease terms;

•	making it more difficult to continue to fund our current operations as well as our strategic growth initiatives and retain and attract key individuals; and

•	placing us at a competitive disadvantage compared to our competitors with less debt and greater financial resources.

Our future cash flow may not be sufficient to meet our obligations and commitments. In addition, with the exception of our uncommitted warehouse lines of credit used exclusively in connection with our participation in the Freddie Mac Program we do not currently maintain a revolving or other credit facility. While we currently believe that cash flows from operating activities and our existing cash balances will be sufficient to meet our working capital needs for the foreseeable future, we cannot make any assurances that we will not be required to incur indebtedness in the future. If we are unable to obtain additional financing or generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives including, but not limited to, closing offices, selling material assets or operations, seeking to raise additional debt or equity capital, eliminating certain lines of our capital markets platforms or terminating significant numbers of key associates. These actions may not be effected on a timely basis or on satisfactory terms or at all, and these actions may not enable us to continue to satisfy our operating or capital requirements. As a result, we may not be able to maintain or accelerate our growth, and any failure to do so could adversely affect our ability to generate revenue and control our expenses, which could adversely affect our business, financial condition and results of operations.

The financial institutions with whom we currently do business may be unable or unwilling to provide funding under our current financing arrangements.

A diminution in the ease at which our current financing sources can be drawn upon could negatively impact our liquidity. We are party to an uncommitted $600 million financing arrangement with PNC Bank, N.A. (“PNC”). The PNC arrangement was modified during the third quarter of 2017 to increase the uncommitted amount from $450 million to $600 million which can be increased to $800 million an unlimited number of times per year for a period of 30 calendar days. The maximum capacity was also increased to $1.5 billion. On October 2, 2017, HFF LP entered into an extended funding agreement with Freddie Mac whereby Freddie Mac could extend the required purchase date for each mortgage that has an Original Funding Date (as defined in the agreement) occurring within the fourth quarter of 2017, to February 15, 2018. In connection with the extended funding agreement with Freddie Mac, PNC agreed to increase its financing arrangement to $2.0 billion. The maximum capacity under the PNC arrangement will revert to $1.5 billion after the expiration of the extended funding agreement. The Company is also party to an uncommitted $150 million financing arrangement with The Huntington National Bank (“Huntington”). The Huntington arrangement was amended in July 2017 to increase the uncommitted amount from $125 million to $150 million, which can be increased to $175 million three times in a one-year period for 45 calendar days and may be increased to $175 million from October 1, 2017 through February 15, 2018.

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting the Company’s participation in the Freddie Mac Program and cannot be used for any other purpose. As of December 31, 2017 and December 31, 2016, HFF LP had $450.3 million and $291.0 million, respectively, outstanding on the warehouse lines of credit. Interest on the warehouse lines of credit is at the 30-day LIBOR rate 1.37% and 0.62% at December 31, 2017 and December 31, 2016, respectively) plus a spread. HFF LP is also paid interest on the mortgage note receivable secured by a multifamily loan at the rate in the Freddie Mac note. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in the Freddie Mac Program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing which could have an adverse effect on our business, financial condition and results of operations.

A failure to appropriately deal with actual or perceived conflicts of interest could adversely affect our businesses.

Outside of our people, our reputation is one of our most important assets. As we have expanded the scope of our businesses, capital markets platforms and our client base, we increasingly have to address potential, actual or perceived conflicts of interest relating to the capital markets services we provide to our existing and potential clients. For example, conflicts may arise between our position as an advisor to both the buyer and seller in commercial real estate sales transactions or in instances when a potential buyer requests that we represent it in securing the necessary capital to acquire an asset we are selling for another client or when a capital source takes an adverse action against an owner client that we are representing in another matter. In addition, certain of our employees hold interests in real property as well as invest in pools of funds outside of their capacity as our employees, and their individual interests could be perceived to or actually conflict with the interests of our clients. While we believe we have attempted to adopt various policies, controls and procedures to address or limit actual or perceived conflicts, these policies and procedures may not be adequate or carry attendant costs and may not be adhered to by our employees. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged causing us to lose existing clients or fail to gain new clients if we fail, or appear to fail, to deal appropriately with conflicts of interest, which could have an adverse effect on our business, financial condition and results of operations.

A majority of our revenue is derived from short-term capital markets services transaction fees, subject to external economic conditions and intense competition, and declines in those engagements could have a material adverse effect on our financial condition and results of operations.

We historically have earned over 90% of our revenue from capital markets services transaction fees. We expect that we will continue to rely heavily on capital markets services transaction fees for a substantial portion of our revenue for the foreseeable future. A decline in our engagements or in the value of the commercial real estate we sell or finance could significantly decrease our capital markets services revenues which would adversely affect our business, financial condition and results of operations. In addition, we operate in a highly competitive environment which is heavily reliant on a healthy economy and a functioning and fluid global capital market, where typically there are no long-term contracted sources of revenue. Generally, each of our revenue-generating engagements are separately awarded and negotiated on a transaction-by-transaction basis. The inability to continue to be paid for services at the current levels or the loss of clients would adversely affect our business, financial condition and results of operation.

Significant fluctuations in our revenues and net income may make it difficult for us to achieve steady earnings growth on a quarterly or an annual basis, which may make the comparison between periods difficult and may cause the price of our Class A common stock to decline.

We have experienced and continue to experience significant fluctuations in revenues and net income as a result of many factors including, but not limited to, economic conditions, capital markets disruptions, the timing of transactions, the commencement and termination of contracts, revenue mix and the timing of additional selling, general and administrative expenses to support new business activities. We provide many of our services without written contracts or pursuant to contracts that are terminable at will. Consequently, many of our clients can terminate or significantly reduce their relationships with us on very short notice for any reason.

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

Under current accounting guidelines, we evaluate our goodwill and intangible assets for potential impairment annually or more frequently if circumstances indicate impairment may have occurred.

As of December 31, 2017, our recorded goodwill was approximately $8.7 million and our intangible assets, net, were $58.8 million. The Company performs the required annual goodwill impairment evaluation in the fourth quarter of each year, or more frequently if there are indicators of impairment. No impairment of goodwill was determined to exist for the years ended December 31, 2017, 2016 or 2015. Our intangible assets primarily include mortgage servicing rights under agreements with third party lenders. As of December 31, 2017, the fair value and net book value of the Freddie Mac, CMBS and Life Company servicing rights were $75.9 million and $58.5 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 107%, the discount rate increased 70% or if there is a 12% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. For further detail, refer to “Critical Accounting Policies” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. Any impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which charge could materially adversely affect our reported results of operations and the market price of our Class A common stock in future periods.

Our existing deferred tax assets may not be realizable, which may require us to take significant non-cash charges.

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and tax credit carryforwards, if any. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates are recognized in income in the period of the tax rate change, such as what occurred as a result of the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) which was signed into law on December 22, 2017. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The net deferred tax asset of $50.9 million at December 31, 2017 is comprised mainly of a $57.8 million deferred tax asset related to the a tax basis step-up election under Section 754 of the Internal Revenue Code, as amended (“Section 754”), made by HFF, Inc. relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for shares of the Company’s Class A common stock since the date of the Reorganization Transactions. The deferred tax asset related to the Section 754 election tax basis step up of $57.8 million represents annual pre-tax deductions on the Section 754 basis step up less past payments under the tax receivable agreement of approximately $38.4 million in 2018, then increasing to $45.7 million in 2021 then decreasing over the next eight years to approximately $0.1 million by 2029. In order to realize the anticipated pre-tax benefit of approximately $38.4 million in 2018, the Company needs to generate approximately $369 million in revenue, assuming our current cost structure. In the event that the Company cannot realize the annual benefit each year, the shortfall becomes a net operating loss that can be carried forward indefinitely to offset future taxable income. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of comprehensive income.

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

A number of our services are subject to regulation by the SEC, FINRA and state real estate commissions and securities regulators. Beginning in January 2017, certain of our activities are also subject to regulation by the FCA. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of the registration of us or any of our subsidiaries as a commercial real estate broker or broker-dealer. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or significantly impair our ability to gain new clients. Our broker-dealer operations are subject to periodic examination by the SEC and FINRA. FINRA may identify deficiencies in the procedures and practices of HFF Securities and may require HFF Securities to take remedial action. FINRA may also identify significant violations of law, rules or regulations, resulting in formal disciplinary action and the imposition of sanctions, including potentially the revocation of HFF Securities’ registration as a broker-dealer. We cannot predict the outcome of any such examinations or processes, and any negative regulatory action may have a significant and material adverse effect on our company. In addition, it is possible that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make our clients less willing to enter into transactions in which such a conflict may occur, and significantly impair our ability to gain new clients, which could adversely affect our business, financial condition and results of operation.

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

Cyber incidents may adversely impact our operations.

Our business has become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications, and the maintenance of our financial and other records is dependent upon such technologies. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-security matters impacting our business could include gaining unauthorized access to our digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Deliberate attacks on, or unintentional events affecting, our systems or infrastructure, the systems or infrastructure of third parties or the cloud could lead to corruption or loss of our proprietary data and potentially sensitive data, reputational damage, challenges in maintaining our books and records, communication interruptions, other operational disruptions and third-party liability. Further, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. As a result, our future operating results and ability to effectively provide our services could be materially adversely affected.

We could be adversely affected if our executive compensation programs are scrutinized or influenced by shareholder advocacy groups.

In recent years, all public companies in the United States have faced increasing shareholder scrutiny of the executive compensation practices. Through legislation such as the Dodd-Frank Act, shareholders have been given new or stronger rights to approve the pay practices, including the issuance of equity compensation, of public companies. In addition, the influence of independent shareholder advocacy groups on the decisions of institutional investors related to executive compensation matters has increased significantly. In the event that shareholder influence results in a change in our compensation mechanisms, including our ability to issue equity compensation, we may have difficulty in retaining capital markets advisors or retaining them at compensation levels that we deem appropriate. To the extent that shareholder influence prevents us from deducting executive compensation costs, we could experience additional tax costs with respect to our compensation mechanisms.

Risks Related to Our Organizational Structure

Our only material assets are our units in the Operating Partnerships and capital stock of the UK Subsidiaries, and we are accordingly dependent upon distributions from the Operating Partnerships to pay our expenses, taxes and dividends (if and when declared by our board of directors).

HFF, Inc. is a holding company and has no material assets other than its ownership of partnership units in the Operating Partnerships and capital stock of the UK Subsidiaries. HFF, Inc. has no independent means of generating revenue. We intend to cause the Operating Partnerships to make distributions to its partners in an amount sufficient to cover all expenses, applicable taxes payable and dividends, if any, declared by our board of directors. To the extent that HFF, Inc. needs funds, and the Operating Partnerships are restricted from making such distributions under applicable law or regulation or under any future debt covenants, or are otherwise unable to provide such funds, it could materially adversely affect our business, liquidity, financial condition and results of operation.

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

In addition, although we are not aware of any issue that would cause the Internal Revenue Service (“IRS”) to challenge the tax basis increases or other benefits arising under the tax receivable agreement, HFF Holdings will not reimburse us for any payments previously made if such basis increases or other benefits were later not allowed. As a result, in such circumstances we could make payments to HFF Holdings under the tax receivable agreement in excess of our actual cash tax savings.

Risks Related to Our Class A Common Stock

Ownership by certain of our capital markets advisors of substantial voting power in HFF, Inc. may give rise to conflicts of interests and may prevent new investors from influencing significant corporate decisions.

Members of HFF Holdings, who consist of our senior capital markets advisors as well as other employees of the Operating Partnerships, held in their individual capacity approximately 11% of the voting power in HFF, Inc. as of December 31, 2017. As a result, and in combination with the fact that our certificate of incorporation does not provide for cumulative voting, these individuals, acting as individuals, collectively, have the ability to exert significant influence in the election of the members of our board of directors and thereby the control of our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends. In addition, these individuals may be able to significantly influence the outcome of all matters requiring stockholder approval, including a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. We cannot assure you that the interests of these individuals will not conflict with your interests.

The concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their shares as part of a sale of the Company and might ultimately affect the market price of our Class A common stock. In addition, as a result of the influence exercised by these individuals over us at any time in the future, we cannot assure you that we would not have received more favorable terms from an unaffiliated party.

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

As of February 20, 2018, 2,113,693 shares of our Class A common stock were reserved for issuance under outstanding awards of vested and unvested restricted stock units or options to purchase our Class A common stock and 3,292,740 shares of our Class A common stock were reserved for future issuance under our 2016 Equity Incentive Plan.

The market price of our Class A common stock may continue to be volatile, which could cause the value of your investment to decline or subject us to litigation.

Our stock price is affected by a number of factors including, but not limited to, quarterly and annual variations in our results and those of our competitors; changes to the competitive landscape; estimates and projections by the investment community; the arrival or departure of key personnel, especially the retirement or departure of key senior capital markets advisors and management, including members of HFF Holdings and current named executive officers of the Company and senior members of our executive committee and Leadership Team; the introduction of new services by us or our competitors; and acquisitions, strategic alliances or joint ventures involving us or our competitors. Securities markets worldwide experience significant price and volume fluctuations as has been the case in the past, especially since late 2007 and continuing through 2011. This market volatility, as well as general global and domestic economic, credit and liquidity issues, market or political conditions, has reduced and may reduce in the future the market price of our Class A common stock. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our Class A common stock could decrease significantly.

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

None.

Item 2.    Properties

Our principal executive offices are located in leased office space at One Victory Park, 2323 Victory Avenue, Suite 1200, Dallas, TX. We also lease or sublease space for our offices in Phoenix, AZ, Charlotte, NC; Philadelphia, PA; Boston, MA; New York, NY; Florham Park, NJ; Washington, D.C.; Miami, FL; Orlando, FL; Tampa, FL; Atlanta, GA; Indianapolis, IN; Chicago, IL; Houston, TX; Pittsburgh, PA; Austin, TX; San Diego, CA; Orange County, CA; Los Angeles, CA; San Francisco, CA; Denver, CO; Portland, OR; London, UK; Seattle, WA; and Las Vegas, NV. The Company operates 25 offices in the U.S. and one in London, UK. We do not own any real property. We believe that our existing facilities will be sufficient for the conduct of our business during the next fiscal year.

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

Market Information

Our Class A common stock, par value $0.01 per share, trades on the New York Stock Exchange (“NYSE”) under the symbol “HF.” In connection with our initial public offering, our Class A common stock was priced for initial sale on January 30, 2007. There was no established public trading market for our common stock prior to that date. On February 20, 2018 the closing sales price, as reported by the NYSE, was $46.06.

The following table sets forth the high and low sale prices for our Class A common stock as reported by the NYSE for the periods indicated:

	2017
	High	Low
1st Quarter	$30.91	$25.79
2nd Quarter	34.95	25.85
3rd Quarter	39.76	34.34
4th Quarter	49.31	39.33

	2016
	High	Low
1st Quarter	$30.72	$21.36
2nd Quarter	34.39	26.21
3rd Quarter	30.47	25.81
4th Quarter	32.74	24.84

For equity compensation plan information, please refer to Item 12 in Part III of the Annual Report on Form 10-K.

Holders

On February 23, 2018, we had 164 stockholders of record of our Class A common stock.

Dividends

On January 26, 2018, our board of directors declared a special cash dividend of $1.75 per share of Class A common stock to stockholders of record on February 9, 2018. The aggregate dividend payment was paid on February 21, 2018 and totaled approximately $67.5 million based on the number of shares of Class A common stock then outstanding. Additionally, 79,387 restricted stock units (dividend equivalent units) were granted for those unvested and vested but not issued restricted stock units as of the record date of February 9, 2018. These dividend units follow the same vesting terms as the underlying restricted stock units. The declaration and payment of any future dividends will be at the sole discretion of our board of directors.

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

On January 22, 2016, our board of directors declared a special cash dividend of $1.80 per share of Class A common stock to stockholders of record on February 8, 2016. The aggregate dividend payment was on February 19, 2016 and totaled approximately $68.4 million based on the number of shares of Class A common stock then outstanding. Additionally, 82,536 restricted stock units (dividend equivalent units) were granted for those unvested and vested but not issued restricted stock units as of the record date of February 8, 2016. These dividend units follow the same vesting terms as the underlying restricted stock units. The declaration and payment of any future dividends will be at the sole discretion of our board of directors.

HFF, Inc. is a holding company and has no material assets other than its ownership of partnership units in the Operating Partnerships and shares of the capital stock in the UK Subsidiaries. If we declare a dividend at some point in the future, we intend to cause the Operating Partnerships to make distributions to HFF, Inc. in an amount sufficient to cover any such dividends. Our ability to declare and pay a dividend will be limited to the extent that the Operating Partnerships are restricted from making such distributions under applicable law or regulation or under any future debt covenants, or are otherwise unable to provide such funds.

Performance Graph

The following graph shows our cumulative total stockholder return for the period December 31, 2012 and ending on December 31, 2017. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, and an industry peer group for this period.

The comparison below assumes $100 was invested on December 31, 2012 in our Class A common stock and in each of the indices shown and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not indicative of future stock price performance. The peer group is comprised of the following publicly-traded real estate services companies: CB Richard Ellis Group, Inc., and Jones Lang LaSalle Incorporated. These companies represent our primary competitors that are publicly traded with business lines reasonably comparable to ours.

COMPARISON OF 60-MONTH CUMULATIVE TOTAL RETURN

Among HFF, Inc., The S&P 500 Index, and a Peer Group

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
● HFF, Inc.	100.00	180.20	254.20	230.42	239.01	406.11
∎ S&P 500 Index	100.00	129.60	144.36	143.31	156.98	187.47
▲ Peer Group	100.00	127.41	176.26	155.24	140.52	199.80

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities of the Company during 2017.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

The selected historical consolidated financial data as of and for the years ended December 31, 2017, 2016, and 2015 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data for the year ended December 31, 2014 and 2013 was also derived from our audited consolidated financial statements not otherwise included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future performance or results of operations. The following selected consolidated financial data should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	For The Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Income Data:
Total revenues	$609,478	$517,426	$501,990	$425,918	$355,605
Operating expenses	504,150	421,653	394,217	341,091	285,628

Operating income	105,328	95,773	107,773	84,827	69,977
Interest and other income, net	57,209	33,525	32,043	17,926	17,100
Interest expense	(21)	(42)	(47)	(41)	(33)
Decrease (increase) in payable under the tax receivable agreement	39,212	(1,025)	2,143	800	(1,040)

Income before income taxes	201,728	128,231	141,912	103,512	86,004
Income taxes	106,768	51,036	57,949	42,226	34,578

Net income	$94,960	$77,195	$83,963	$61,286	$51,426

Diluted earnings per common share	$2.39	$1.99	$2.18	$1.61	$1.36
Cash dividends per common share	$1.57	$1.80	$1.80	$1.83	$—
Adjusted EBITDA (1)	$163,468	$133,550	$141,263	$110,110	$96,948
Balance Sheet Data:
Total assets	$892,205	$716,659	$742,530	$604,252	$488,176
Long term debt, excluding current portion	$136	$259	$514	$429	$185
Total liabilities	$605,738	$480,117	$528,026	$417,807	$312,602

(1)

The Company defines Adjusted EBITDA as net income before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) stock-based compensation expense, which is a non-cash charge, (v) income recognized on the initial recording of mortgage servicing rights that are acquired with no initial consideration and the inherent value of servicing rights, which are non-cash income amounts, and (vi) the increase or decrease in payable under the tax receivable agreement, which represents changes in a liability recorded on the Company’s consolidated balance sheet determined by the ongoing remeasurement of related deferred tax assets and, therefore, can be income or expense in the Company’s consolidated statement of income in any individual period. The Company uses Adjusted EBITDA in its business operations to, among other things, evaluate the performance of its business, develop budgets and measure its performance against those budgets. The Company also believes that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate its overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP. The Company finds Adjusted EBITDA as a useful tool to assist in evaluating performance because it eliminates items related to capital structure and taxes, including the Company’s tax receivable agreement. Note that the Company classifies the interest expense on its warehouse lines of credit as an operating expense and, accordingly, it is not eliminated from net income in determining Adjusted EBITDA. Some of the items that the Company has eliminated from net income in determining Adjusted EBITDA are significant to the Company’s business. For example, (i) interest expense is a necessary element of the Company’s costs and ability to generate revenue because it incurs interest expense related to any outstanding indebtedness, (ii) payment of income taxes is a necessary element of the Company’s costs, and (iii) depreciation and amortization are necessary elements of the Company’s costs.

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

Set forth below is an unaudited reconciliation of consolidated net income to Adjusted EBITDA for the Company for the periods set forth below:

Adjusted EBITDA for the Company is calculated as follows:

(dollars in thousands)

	For the year ended December 31,
	2017	2016	2015	2014	2013
Net income	$94,960	$77,195	$83,963	$61,286	$51,426
Add:
Interest expense	21	42	47	41	33
Income tax expense	106,768	51,036	57,949	42,226	34,578
Depreciation and amortization	17,001	11,834	9,194	7,830	6,800
Stock-based compensation (a)	17,385	12,310	8,579	9,821	8,302
Valuation of mortgage servicing rights	(33,455)	(19,892)	(16,326)	(10,294)	(5,231)
Change in payable under the tax receivable agreement	(39,212)	1,025	(2,143)	(800)	1,040

Adjusted EBITDA	$163,468	$133,550	$141,263	$110,110	$96,948

(a)

Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s Firm Profit Participation Plan or Office Profit Participation Plans and effective January 1, 2015, the Company’s executive bonus plan (the “Executive Bonus Plan” and collectively, the “Plans”) that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of comprehensive income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its Plans.

Stock-based compensation expense for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 reflects $3.3 million, $4.1 million, $2.3 million, $1.9 million and $1.2 million respectively, of expense recognized during such period that was associated with restricted stock units granted in the first quarter of each respective year under the Plans in respect of 2016, 2015, 2014, 2013 and 2012 activity, respectively.

See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s stock compensation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Selected Financial Data and our audited consolidated financial statements and the accompanying notes thereto included elsewhere herein. The following discussion is based on the consolidated results of HFF, Inc. In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A — “Risk Factors” of this Annual Report on Form 10-K.

Overview

Our Business

We are, based on transaction volume, one of the leading providers of commercial real estate and capital markets services to both the users and providers of capital in the commercial real estate industry and are one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 26 offices with approximately 982 associates and approximately 371 capital markets advisors. During 2017, we advised on approximately $96.1 billion of completed commercial real estate transactions, a 17.1% increase compared to the approximately $82.0 billion of completed transactions we advised on in 2016.

Substantially all of our revenues are in the form of capital markets services fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We also earn fees from commercial loan servicing activities. We believe that our multiple product offerings, diverse client mix, expertise in a wide range of property types and national platform have the potential to create a diversified revenue stream within the U.S. commercial real estate sector. Our revenues and net income were $609.5 million and $95.0 million, respectively, for the year ended December 31, 2017, compared to revenues and net income of $517.4 million and $77.2 million, respectively, for the year ended December 31, 2016.

Our business may be significantly affected by factors outside of our control, particularly including:

•

Economic and commercial real estate market downturns.    Our business is dependent on international and domestic economic conditions and the demand for commercial real estate and related services in the markets in which we operate. A slow-down, a significant downturn or a recession in either the global economy or the domestic economy including, but not limited to, even a regional economic downturn, could adversely affect our business. A general decline in acquisition and disposition activity, as well as a general decline in commercial real estate investment activity, can lead to a reduction in fees and commissions for arranging such transactions, as well as in fees and commissions for arranging financing for acquirers and property owners that are seeking to recapitalize their existing properties. Such a general decline can also lead to a significant reduction in our loan servicing activities, due to increased delinquencies and defaults and lack of additional loans that we would have otherwise added to our loan servicing portfolio. Additionally, evolving global regulatory and compliance trends, including changes to the UK regulatory framework resulting from the UK’s exit from the European Union, may adversely affect our business and the economic and commercial real estate markets in which we do business.

•

Global and domestic credit and liquidity issues.    Global and domestic credit and liquidity issues have in the recent past led to an economic downturn, including a commercial real estate market downturn. This downturn led to a decrease in transaction activity and lower values. Restrictions on the availability of capital, both debt and/or equity, created significant reductions, and could in the future create further reductions of the liquidity in and flow of capital to the commercial real estate markets. These restrictions also caused, and could in the future cause, commercial real estate prices to decrease due to the reduced amount of equity capital and debt financing available.

•

Decreased investment allocation to commercial real estate class.    Allocations to commercial real estate as an asset class for investment portfolio diversification may decrease for a number of reasons beyond our control including, but not limited to, poor performance of the asset class relative to other asset classes or the superior performance of other asset classes when compared with continued good performance of the commercial real estate asset class or the poor performance of all asset classes. In addition, while commercial real estate is now viewed as an accepted and valid class for portfolio diversification, if this perception changes, there could be a significant reduction in the amount of debt and equity capital available in the commercial real estate sector.

•

Fluctuations in interest rates.    Significant fluctuations in interest rates as well as steady and protracted movements of interest rates in one direction (increases or decreases) could adversely affect the operation and income of commercial real estate properties, as well as the demand from investors for commercial real estate investments. Both of these events could adversely affect investor demand and the supply of capital for debt and equity investments in commercial real estate. In particular, increased interest rates may cause prices to decrease due to the increased costs of obtaining financing and could lead to decreases in purchase and sale activities, thereby reducing the amounts of investment advisory and loan originations and related servicing fees. If our debt placement and investment advisory originations and servicing businesses are negatively impacted, it is likely that our other lines of business would also suffer due to the relationship among our various capital markets services.

The factors discussed above have adversely affected and continue to be a risk to our business, as evidenced by the effects of the significant disruptions during 2007 through 2010 to the global capital and credit markets, and in particular the domestic capital markets. The global and domestic credit and liquidity issues and reductions in debt and equity allocations to commercial real estate reduced, and could in the future reduce, the number of acquisitions, dispositions and loan originations, as well as the respective number of transactions, which could in turn adversely affect our capital markets services revenues including our servicing revenue. While conditions have generally improved, global and domestic credit and liquidity issues, economic recessions or slowdowns and other global and domestic macro events beyond our control, could have a significant adverse effect on our capital markets services revenues (including, but not limited to, our servicing revenues). The significant balance sheet issues of many CMBS lenders, banks, life insurance companies, mortgage REITS and debt funds, captive finance companies and other financial institutions have adversely affected, and could again in the future adversely affect, the flow of commercial mortgage debt to the U.S. capital markets, and, in turn, could potentially adversely affect all of our capital markets services platforms and resulting revenues.

Other factors that may adversely affect our business are discussed under the heading “Forward-Looking Statements” and under the caption “Risk Factors” in this Annual Report on Form 10-K.

Key Financial Measures and Indicators

Revenues

Substantially all of our revenues are derived from capital markets services. These capital markets services revenues are in the form of fees collected from our clients, usually negotiated on a transaction-by-transaction basis, which includes origination fees, investment advisory fees earned for brokering sales of commercial real estate, loan servicing fees and loan sales and other production fees. We also earn interest on mortgage notes receivable during the period between the origination of the loan and the subsequent sale to Freddie Mac in connection with our participation in the Freddie Mac Program. For the year ended December 31, 2017, we had total revenues of $609.5 million, of which approximately 96.2% were attributable to capital markets services revenue, 3.1% were attributable to interest on mortgage notes receivable and 0.7% were attributable to other revenue sources. For the year ended December 31, 2016, our total revenues equaled $517.4 million, of which 96.4% were generated by our capital markets services, 2.9% were attributable to interest on mortgage notes receivable and 0.7% were attributable to other revenue sources.

Total Revenues:

Capital markets services revenues.    We earn our capital markets services revenue through the following activities and sources:

•

Origination fees.    Our origination fees are earned through the placement of debt and equity. Debt placements (along with investment advisory fees — see below) represent the majority of our business, with approximately $51.7 billion and $40.7 billion of debt transaction volume in 2017 and 2016, respectively. Fees earned by the Securities Subsidiaries for discretionary and non-discretionary equity capital raises and other investment banking services are also included with capital markets services revenue in our consolidated statements of comprehensive income. We recognize origination revenues at the closing of the applicable financing and funding of capital, when such fees are generally collected. We recognize fees earned by Securities Subsidiaries at the time the capital is funded or committed and the fee is fixed or determinable, based on the underlying fee agreement, unless collectibility of our fee is not reasonably assured, in which case we recognize fees as they are collected.

•

Investment advisory fees.    We earn investment advisory fees by acting as a broker for commercial real estate owners seeking to sell a property or multiple properties or an interest in a property or multiple properties. We recognize investment advisory revenues at the close and funding of the sale, when such fees are generally collected.

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

Costs and Expenses

The largest components of our expenses are our operating expenses, which consist of cost of services, personnel expenses not directly attributable to providing services to our clients, occupancy expenses, travel and entertainment expenses, supplies, research and printing expenses and other expenses. For the years ended December 31, 2017 and 2016, our total operating expenses were $504.2 million and $421.7 million, respectively.

Operating Expenses:

Cost of Services.    The largest portion of our operating expenses is cost of services. We consider employee expenses directly attributable to providing services to our clients and certain purchased services to be directly attributable to the generation of our capital markets services revenue, and classify these expenses as cost of services in the consolidated statements of comprehensive income. These employee expenses include employee-related compensation and benefits. Most of our capital markets advisors are paid commissions; however, there are some capital markets advisors who are initially paid a salary or draw with commissions credited against the salary or draw. Additionally, some capital markets advisors are paid super-commissions (as defined in their respective employment contracts) based on successfully achieved contractual performance based metrics. Analysts, who support capital markets advisors in executing transactions, are paid a salary plus a discretionary bonus, which is usually calculated as a percentage of an analyst bonus pool or as direct bonuses for each transaction, depending on the policy of each office. All other employees may receive a combination of salary and an incentive bonus based on performance or job function.

Personnel.     Personnel expenses include employee-related compensation and benefits that are not directly attributable to providing services to our clients including, profit participation bonuses, stock based compensation and any other incentive bonus compensation. Offices or lines of business that generate profit margins of 14.5% or more are entitled to profit participation bonuses equal to 15% of adjusted operating income (as defined in the Office Profit Participation Plans) generated by the office or line of business. The allocation of the payment associated with the Office Profit Participation Plans to the employees is determined by the office head with a review by the managing member of HFF LP or HFF Securities, as the case may be, provided that any profit participation bonuses to be paid to any executive officer or inside director of HFF, Inc. must be approved in advance by our board of directors or an appropriate committee thereof. In 2017 and 2016, the total expense related to the Office Profit Participation Plans was approximately 15.7% and 13.6% respectively of operating income before the Office and Firm Profit Participation Plan expense. This increased percentage is primarily due to the amended vesting conditions of the Office Profit Participation Plans. Due to the amended vesting conditions within the Office Profit Participation Plans effective January 1, 2015, approximately 12%, 12%, 12% and 2% of the 2017 total bonus amount is expected to be expensed in 2018, 2019, 2020 and 2021, respectively.

In addition, in January 2011, we adopted the HFF, Inc. Firm Profit Participation Plan. For each calendar year, beginning in 2011, if we achieve a 17.5% or greater adjusted operating income margin (as defined under such plan), a bonus pool is funded by a percentage, ranging from 15% to 25%, of our adjusted operating income (as defined under such plan) beyond predefined adjusted operating income margin thresholds ranging from 17.5% to 27.5%. Members of the executive and leadership committees of the Operating Partnerships, as well as others within the Operating Partnerships, are eligible to receive a bonus payment under the Firm Profit Participation Plan. The Firm Profit Participation Plan is administered by our chief executive officer, provided that any profit participation bonuses to be paid to any executive officer or inside director of HFF, Inc. must be approved in advance by our board of directors or an appropriate committee thereof. In 2017 and 2016, total Firm Profit Participation Plan expense was approximately 5.6% and 4.6% of operating income before the Firm Profit Participation Plan expense. Due to the amended vesting conditions within the Firm Profit Participation Plan effective January 1, 2015, approximately 12%, 12%, 12% and 2% of the 2017 total bonus amount is expected to be expensed in 2018, 2019, 2020 and 2021, respectively.

Stock Based Compensation.    The Company applies the provisions of ASC 718, Compensation — Stock Compensation (ASC 718), to account for the Company’s share-based compensation. ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The Company has not granted any stock options since 2010. The fair value of the restricted stock unit awards is calculated as the market value of the Company’s Class A common stock on the date of grant. The Company’s awards are subject to graded or cliff vesting. Compensation expense is adjusted for forfeitures as they occur and is recognized on a straight-line basis over the requisite service period of the award.

Expense associated with the stock component of estimated incentive payouts under the Company’s Firm Profit Participation Plan, Office Profit Participation Plans or Executive Bonus Plan that are anticipated to be paid in respect of the applicable year is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of comprehensive income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its Firm Profit Participation Plan, Office Profit Participation Plans and Executive Bonus Plan.

Occupancy.     Occupancy expenses include rental expenses and other expenses related to our offices.

Travel and entertainment.    Travel and entertainment expenses include travel and other entertainment expenses incurred in conducting our business activities.

Supplies, research and printing.    Supplies, research and printing expenses represent expenses related to office supplies, market and other research and printing.

Other.    The balance of our operating expenses includes costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses.

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

Decrease (Increase) in Payable Under the Tax Receivable Agreement:

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

The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. We have not completed our determination of the accounting implications of the 2017 Tax Act on our tax accruals. However, we have reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

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

Results of Operations

Following is a discussion of our results of operation for the years ended December 31, 2017, 2016 and 2015. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	For The Year Ended December 31,
	2017		2016		Total Dollar	Total Percentage
		% of		% of
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(Dollars in thousands)
Revenues
Capital markets services revenue	$586,346	96.2%	$498,590	96.4%	$87,756	17.6%
Interest on mortgage notes receivable	19,114	3.1%	15,198	2.9%	3,916	25.8%
Other	4,018	0.7%	3,638	0.7%	380	10.4%

Total revenues	609,478	100.0%	517,426	100.0%	92,052	17.8%
Operating expenses
Cost of services	342,208	56.1%	291,290	56.3%	50,918	17.5%
Personnel	62,174	10.2%	51,171	9.9%	11,003	21.5%
Occupancy	16,165	2.7%	14,133	2.7%	2,032	14.4%
Travel and entertainment	19,507	3.2%	16,786	3.2%	2,721	16.2%
Supplies, research and printing	8,934	1.5%	7,700	1.5%	1,234	16.0%
Other	55,162	9.1%	40,573	7.8%	14,589	36.0%

Total operating expenses	504,150	82.7%	421,653	81.5%	82,497	19.6%

Operating income	105,328	17.3%	95,773	18.5%	9,555	10.0%
Interest and other income, net	57,209	9.4%	33,525	6.5%	23,684	70.6%
Interest expense	(21)	0.0%	(42)	0.0%	21	(50.0)%
Decrease (increase) in payable under the tax receivable agreement	39,212	6.4%	(1,025)	(0.2)%	40,237	* *

Income before taxes	201,728	33.1%	128,231	24.8%	73,497	57.3%
Income tax expense	106,768	17.5%	51,036	9.9%	55,732	109.2%

Net income	$94,960	15.6%	$77,195	14.9%	$17,765	23.0%

Adjusted EBITDA (1)	$163,468	26.8%	$133,550	25.8%	$29,918	22.4%

** -	Results of calculation are not considered meaningful for presentation purposes.

(1)

The Company defines Adjusted EBITDA as net income before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) stock-based compensation expense, which is a non-cash charge, (v) income recognized on the initial recording of mortgage servicing rights that are acquired with no initial consideration and the inherent value of servicing rights, which are non-cash income amounts, and (vi) the increase or decrease in payable under the tax receivable agreement, which represents changes in a liability recorded on the Company’s consolidated balance sheet determined by the ongoing remeasurement of related deferred tax assets and, therefore, can be income or expense in the Company’s consolidated statement of income in any individual period.

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

Revenues.    Our total revenues were $609.5 million for the year ended December 31, 2017 compared to $517.4 million for the same period in 2016, an increase of $92.1 million, or 17.8%. Revenues increased primarily as a result of a 17.1% increase in production volumes in a majority of our capital markets services platforms.

•

The revenues we generated from capital markets services for the year ended December 31, 2017 increased $87.8 million, or 17.6%, to $586.3 million from $498.6 million for the same period in 2016. The increase is primarily attributable to the 17.1% increase in production volumes.

•

The revenues derived from interest on mortgage notes receivable was $19.1 million for the year ended December 31, 2017 compared to $15.2 million for the same period in 2016, an increase of $3.9 million, or 25.8%. The increase is due to originating a larger number of loans at higher interest rates in conjunction with our participation in the Freddie Mac Program during 2017 as compared to 2016.

•

The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were $4.0 million for the year ended December 31, 2017 compared to $3.6 million for the same period in 2016, an increase of approximately $0.4 million, or 10.4%.

Total Operating Expenses.    Our total operating expenses were $504.2 million for the year ended December 31, 2017 compared to $421.7 million for the same period in 2016, an increase of $82.5 million, or 19.6%. Expenses increased primarily due to increased compensation-related costs within cost of services and personnel costs as a result of increases in commissions and other incentive compensation directly related to the increase in capital markets services revenue, an increase in headcount and an increase in performance-based compensation. Additionally, due to the increased production volume and headcount, we experienced increased expenses for travel and entertainment and occupancy.

•

The costs of services for the year ended December 31, 2017 increased approximately $50.9 million, or 17.5%, to $342.2 million from $291.3 million for the same period in 2016. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the 17.6% increase in capital markets services revenues. Additionally, contributing to the increase in cost of services are higher salary and fringe benefit costs from increased headcount to support the increase in production volume. Cost of services as a percentage of capital markets services revenues were approximately 58.4% for the years ended December 31, 2017 and 2016.

•

Personnel expenses that are not directly attributable to providing services to our clients for the year ended December 31, 2017 increased $11.0 million, or 21.5%, to $62.2 million from $51.2 million for the same period in 2016. The increase is primarily related to an increase in salaries and benefit costs. Personnel expenses are impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance based Firm and Office Profit Participation Plans. Both the Firm and Office Profit Participation Plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. These increases in personnel expenses were driven by an increase in stock compensation (excluding stock compensation relating to the Firm and Office Profit Participation Plans) of $2.4 million.

Stock compensation expense, which is included in personnel expenses, for the year ended December 31, 2017 was $17.4 million as compared to $12.3 million for the same period in 2016, an increase of $5.1 million. This increase was driven by an increase in stock compensation costs of $2.7 million related to the profit participation awards. At December 31, 2017, there was approximately $32.6 million of unrecognized compensation cost related to share-based awards. The weighted average remaining contractual term of the unvested restricted stock units is 2.0 years as of December 31, 2017.

•

Occupancy and travel and entertainment expenses for the year ended December 31, 2017 increased $4.8 million, or 15.4%, to $35.7 million compared to $30.9 million the same period in 2016. This increase is primarily due to increased occupancy costs associated with our increased headcount and travel and entertainment costs stemming from the increase in capital markets services revenues.

•

Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $55.2 million in the year ended December 31, 2017, an increase of $14.6 million, or 36.0%, compared to $40.6 million in the year ended December 31, 2016. This increase is primarily related to an increase in our interest expense on our warehouse lines of credit supporting our participation in the Freddie Mac Program business of $5.2 million, an increase of $2.4 million in other operating expenses, and an increase of $5.2 million in depreciation and amortization.

Operating income.    Our operating income in 2017 was $105.3 million, an increase of $9.6 million from $95.8 million in 2016 attributable to the factors discussed above.

Interest and other income, net.    Interest and other income, net in 2017 increased $23.7 million, or 70.6%, to $57.2 million from $33.5 million in 2016. This increase was primarily due to an increase in the valuation of servicing rights of $13.6 million along with increases of $10.0 million in securitization compensation.

Interest expense.    The interest expense we incurred during the year ended December 31, 2017 totaled $21,000 compared to $42,000 of similar expenses incurred in the year ended December 31, 2016.

Net Income.    Our net income for the year ended December 31, 2017 was $95.0 million, an increase of $17.8 million, or 23.0%, compared to $77.2 million for the same fiscal period in 2016. In addition to the factors affecting operating income, interest and other income, net and interest expense discussed above, other factors impacting net income included:

•

Changes in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement as we are obligated to pay HFF Holdings 85% of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis pursuant to our election under Section 754. We had a reduction in the payable under the tax receivable agreement of $39.2 for the year ended December 31, 2017 compared to an increase in the payable under the tax receivable agreement of $1.0 million for the year ended December 31, 2016. The reduction during 2017 was principally impacted during the fourth quarter as a result of the reduction in statutory tax rates associated with the 2017 Tax Act. Each year we update the tax rates used to measure the deferred tax assets which resulted in a decrease in deferred tax assets related to the payable under the tax receivable agreement of $46.1 million and $1.2 million for 2017 and 2016, respectively.

•

Income tax expense was approximately $106.8 million for the year ended December 31, 2017, an increase of approximately $55.7 million over $51.0 million for the year ended December 31, 2016. Including the $39.2 million associated to the reduction in the payable under the tax receivable agreement, income before taxes increased $73.5 million as compared to 2016. The increase in income before taxes as well as the expense associated with the reduction in deferred tax assets as a result of the 2017 Tax Act resulted in additional income taxes in 2017. During the year ended December 31, 2017, the Company recorded current income tax expense of $45.1 million and deferred income tax expense of approximately $61.7 million. During the year ended December 31, 2016, the Company recorded current income tax expense of $34.5 million and a deferred income tax expense of $16.5 million. For further detail relating to the Operating Partnerships’ tax basis step-up election under Section 754, refer to Note 13 to our consolidated financial statements.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	For The Year Ended December 31,
	2016		2015		Total Dollar	Total Percentage
		% of		% of
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(Dollars in thousands)
Revenues
Capital markets services revenue	$498,590	96.4%	$487,941	97.2%	$10,649	2.2%
Interest on mortgage notes receivable	15,198	2.9%	11,205	2.2%	3,993	35.6%
Other	3,638	0.7%	2,844	0.6%	794	27.9%

Total revenues	517,426	100.0%	501,990	100.0%	15,436	3.1%
Operating expenses
Cost of services	291,290	56.3%	280,674	55.9%	10,616	3.8%
Personnel	51,171	9.9%	47,732	9.5%	3,439	7.2%
Occupancy	14,133	2.7%	12,236	2.4%	1,897	15.5%
Travel and entertainment	16,786	3.2%	14,644	2.9%	2,142	14.6%
Supplies, research and printing	7,700	1.5%	7,769	1.5%	(69)	(0.9)%
Other	40,573	7.8%	31,162	6.2%	9,411	30.2%

Total operating expenses	421,653	81.5%	394,217	78.5%	27,436	7.0%

Operating income	95,773	18.5%	107,773	21.5%	(12,000)	(11.1)%
Interest and other income, net	33,525	6.5%	32,043	6.4%	1,482	4.6%
Interest expense	(42)	0.0%	(47)	0.0%	5	(10.6)%
(Increase) decrease in payable under the tax receivable agreement	(1,025)	(0.2)%	2,143	0.4%	(3,168)	(147.8)%

Income before taxes	128,231	24.8%	141,912	28.3%	(13,681)	(9.6)%
Income tax expense	51,036	9.9%	57,949	11.5%	(6,913)	(11.9)%

Net income	$77,195	14.9%	$83,963	16.7%	$(6,768)	(8.1)%

Adjusted EBITDA (1)	$133,550	25.8%	$141,263	28.1%	$(7,713)	(5.5)%

(1)

The Company defines Adjusted EBITDA as net income before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) stock-based compensation expense, which is a non-cash charge, (v) income recognized on the initial recording of mortgage servicing rights that are acquired with no initial consideration and the inherent value of servicing rights, which are non-cash income amounts, and (vi) the increase or decrease in payable under the tax receivable agreement, which represents changes in a liability recorded on the Company’s consolidated balance sheet determined by the ongoing remeasurement of related deferred tax assets and, therefore, can be income or expense in the Company’s consolidated statement of income in any individual period. The Company uses Adjusted EBITDA in its business operations to, among other things, evaluate the performance of its business, develop budgets and measure its performance against those budgets. The Company also believes that analysts and investors use Adjusted EBITDA as supplemental measures to evaluate its overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP. The Company finds Adjusted EBITDA as a useful tool to assist in evaluating performance because it eliminates items related to capital structure and taxes, including, the Company’s tax receivable agreement. Note that the Company classifies the interest expense on its warehouse lines of credit as an operating expense and, accordingly, it is not eliminated from net income attributable to controlling interest in determining Adjusted EBITDA. Some of the items that the Company has eliminated from net income attributable to controlling interest in determining Adjusted EBITDA are significant to the Company’s business. For example, (i) interest expense is a necessary element of the Company’s costs and ability to generate revenue because it incurs interest expense related to any outstanding indebtedness, (ii) payment of income taxes is a necessary element of the Company’s costs and (iii) depreciation and amortization are necessary elements of the Company’s costs.

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

•

Personnel expenses that are not directly attributable to providing services to our clients for the year ended December 31, 2016 increased $3.4 million, or 7.2%, to $51.2 million from $47.7 million for the same period in 2015. The increase is primarily related to an increase in salaries and benefit costs. Offsetting this increase is a $3.0 million decrease in the 2016 Firm and Office Profit Participation Plans expense resulting from the lower operating income during the year ended December 31, 2016. Personnel expenses are impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance based Firm and Office Profit Participation Plans. Both the Firm and Office Profit Participation Plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. These increases in personnel expenses were driven by an increase in stock compensation (excluding stock compensation relating to the Firm and Office Profit Participation Plans) of $3.7 million.

The stock compensation expense, which is included in personnel expenses, for the year ended December 31, 2016 was $12.3 million as compared to $8.6 million for the same period in 2015, an increase of $3.7 million. This increase was driven by an increase in stock compensation costs of $1.3 million related to the profit participation awards. This increase was additionally due to restricted stock unit awards granted in February 2016, of which there was no such cost in 2015. At December 31, 2016, there was approximately $28.7 million of unrecognized compensation cost related to share-based awards. The weighted average remaining contractual term of the unvested restricted stock units is 2.5 years as of December 31, 2016.

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

Interest and other income, net.    Interest and other income, net in 2016 increased $1.5 million, or 4.6%, to $33.5 million from $32.0 million in 2015. This increase was primarily due to increased income from a higher production volume on loans originated in our participation in the Freddie Mac Program during 2016 as compared to 2015. The increase in transaction volume resulted in an increase in the valuation of servicing rights, which were partially offset by decreases in gains on sale of mortgage servicing rights from the sale of certain mortgage servicing rights that were part of a securitization pool and decreases in securitization compensation.

Interest expense.    The interest expense we incurred during the year ended December 31, 2016 totaled $42,000 compared to $47,000 of similar expenses incurred in the year ended December 31, 2015.

Net Income.    Our net income for the year ended December 31, 2016 was $77.2 million, a decrease of $6.8 million, or 8.1%, compared to $84.0 million for the same fiscal period in 2015. In addition to the factors affecting operating income, interest and other income, net and interest expense discussed above, other factors impacting net income included:

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

Financial Condition

Total assets increased to $892.2 million at December 31, 2017 compared to $716.7 million at December 31, 2016 due primarily to:

•

An increase in mortgage notes receivable of $159.9 million to $450.8 million at December 31, 2017 from $290.9 million at December 31, 2016 due to increased principal on loans outstanding related to our participation in the Freddie Mac Program business at December 31, 2017 as compared to December 31, 2016.

•	An increase in cash and cash equivalents and restricted cash of $41.2.

•	An increase in intangible assets, net of $22.2 million to $58.8 million at December 31, 2017 from $36.6 million at December 31, 2016 and an increase in goodwill of $5.0 million.

Offsetting these increases was a reduction in deferred tax assets of $61.7 million primarily due to the effect of reduced statutory rates related to the 2017 Tax Act as well as the amortization of the Section 754 step-up in basis.

Total liabilities increased to $605.7 million at December 31, 2017 compared to $480.1 million at December 31, 2016, due primarily to:

•

An increase in our warehouse lines of credit of $159.3 million due to increased principal on loans outstanding related to our participation in the Freddie Mac Program business at December 31, 2017 as compared to December 31, 2016.

•

An increase in accrued compensation and related taxes of $7.9 million due to increased accrued profit participation, accrued incentive compensation and accrued commissions of $4.1 million, $2.2 million and $1.4 million respectively.

•

An increase in other current liabilities of $6.5 million primarily due to a $6.2 million increase in client advances relating to the Freddie Mac Program business at December 31, 2017 as compared to December 31, 2016.

Offsetting these increases was reduction in the payable under the tax receivable agreement of $50.5 million primarily due to the impact of the reduction in statutory tax rates associated with the 2017 Tax Act as well as the payment of $11.2 million to HFF Holdings for the 2016 tax year.

Stockholders’ equity increased to $286.5 million at December 31, 2017 from $236.5 million at December 31, 2016 primarily due to the $95.0 million of net income earned during the year ended December 31, 2017 and the recording of stock based compensation of $20.7 million in 2017 which were partially offset by a dividend payment of $60.0 million and a payment of $5.9 million to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of payments under the tax receivable agreement and payment of commissions and bonuses to employees.

2017

Cash and cash equivalents and restricted cash increased $41.2 million in the year ended December 31, 2017. Net cash of $120.4 million was provided by operating activities, primarily resulting from net income and adjustments to reconcile net income of $117.5 million. Working capital added an additional $4.9 million of cash from operations which was partially offset by a $2.0 million reduction in cash use associated with noncurrent assets and liabilities. Cash used for investing activities included $6.6 million for property and equipment and $6.2 million for the acquisition of two businesses. Financing activities used $66.3 million of cash which was primarily due to a $60.0 million dividend payment that we made to holders of our Class A common stock on February 21, 2017. Additionally, $5.9 million was used to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings.

2016

Cash and cash equivalents increased $1.7 million in the year ended December 31, 2016. Net cash of $79.3 million was provided by operating activities, primarily resulting from $77.2 million of net income and $2.6 million of proceeds from the sale of the cashiering portion of mortgage servicing rights on certain loans that were part of a securitization pool. These increases of cash were partially offset by a $10.8 million payment to HFF Holdings under the tax receivable agreement, a $7.4 million decrease in accrued compensation and related taxes, and a $4.8 million decrease in prepaid taxes, prepaid expenses and other current assets. Cash of $5.3 million was used for investing in property and equipment. Financing activities used $72.4 million of cash which was primarily due to a $68.4 million dividend payment that we made to holders of our Class A common stock on February 19, 2016. Additionally, $3.0 million was used to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings.

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At December 31, 2017, our cash and cash equivalents of $272.8 million were invested or held at three financial institutions in a mix of money market funds and bank demand deposit accounts. Our current liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash levels, credit lines, interest and payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements.

Over the twelve-month period ended December 31, 2017, we generated approximately $120.4 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the year ended December 31, 2017, we incurred approximately $504.2 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the year ended December 31, 2017, approximately 60.9% of our operating expenses were variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our working capital needs. However, if the economy deteriorates in the future we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. As of February 20, 2018, our cash and cash equivalents were approximately $211.9 million. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

On January 26, 2018, our board of directors declared a special cash dividend of $1.75 per share of Class A common stock to stockholders of record on February 9, 2018. The aggregate dividend payment was paid on February 21, 2018 and totaled approximately $67.5 million based on the number of shares of Class A common stock then outstanding. Additionally, 79,387 restricted stock units (dividend equivalent units) were granted for those unvested and vested but not issued restricted stock units as of the record date of February 9, 2017. These dividend equivalent units follow the same vesting terms as the underlying restricted stock units.

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

Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. We have estimated that the payments that will be made to HFF Holdings will be $60.9 million, of which approximately $11.8 million is anticipated to be paid during 2018. Our liquidity needs related to our long term obligations are primarily related to our facility leases and capital lease obligations. Additionally, for the year ended December 31, 2017, we incurred approximately $16.2 million in occupancy expenses.

We are a party to an uncommitted $600 million financing arrangement with PNC, which can be increased to $800 million an unlimited number of times per year for a period of 30 calendar days and has a maximum capacity of $1.5 billion. We also have an uncommitted $150 million financing arrangement with Huntington that can be increased to $175 million three times in a one-year period for 45 calendar days and may be increased to

$175 million from October 1, 2017 through February 15, 2018 to fund our Freddie Mac loan closings. Pursuant to these arrangements, PNC or Huntington funds the multifamily Freddie Mac loan closings in accordance with the Freddie Mac Program on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting our participation in the Freddie Mac Program and cannot be used for any other purpose. On October 2, 2017, HFF LP entered into an extended funding agreement with Freddie Mac whereby Freddie Mac can extend the required purchase date for each mortgage that has an Original Funding Date (as defined in the agreement) occurring within the fourth quarter of 2017, to February 15, 2018. In connection with the extended funding agreement with Freddie Mac, PNC agreed to increase its financing arrangement to $2.0 billion. The maximum capacity under the PNC arrangement will revert to $1.5 billion after the expiration of the extended funding agreement. As of December 31, 2017, we had outstanding borrowings of $450.3 million under the PNC/Huntington arrangements. Non-cash activity totaling $159.3 million increased these financing arrangements during the twelve-month period ended December 31, 2017. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in the Freddie Mac Program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

Critical Accounting Policies

We prepare our financial statements in accordance with U.S. generally accepted accounting principles. In applying many of these accounting principles, we need to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and our actual results may change negatively based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. See the notes to our consolidated financial statements for a summary of our significant accounting policies.

Business Combinations.    The Company accounts for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective estimated fair values. The cost to acquire a business is allocated to the underlying net assets of the acquired business based on estimates of their respective fair values. The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to: future expected cash flows from customer relationships and discount rates. The fair value of the acquired intangible assets is considered a level 3 asset within the fair value hierarchy and is amortized over the expected life of the asset.

Goodwill.    Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Goodwill is required to be tested for impairment at least annually. The Company performs its annual impairment test as of October 1st or more frequently when indicators of impairment are present. The goodwill impairment test involves comparing the fair value of a reporting unit to its carrying value, including goodwill. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The Company uses a combination of a discounted cash flow model (“DCF model”) and a market approach to determine the current fair values of the reporting units. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including capital market information and market share, sales volume and pricing, costs of services, working capital changes and discount rates. The fair value of goodwill is considered a level 3 asset within the fair value hierarchy.

Intangible Assets.    Intangible assets include mortgage servicing rights under agreements with third-party lenders, non-competition agreements and customer relationships. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, we determine the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering our own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, we have consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of December 31, 2017, the fair value and net book value of the servicing rights were $75.9 million and $58.5 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 107%, the discount rate increased 70% or if there is a 12% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the potential impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization. We evaluate intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.

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

The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. We have not completed our determination of the accounting implications of the 2017 Tax Act on our tax accruals. However, we have reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

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

The net deferred tax asset of $50.9 million at December 31, 2017 is comprised mainly of a $57.8 million deferred tax asset related to the Section 754 election tax basis step up. The deferred tax asset related to the Section 754 election tax basis step up of $57.8 million represents annual pre-tax deductions on the Section 754 basis step up and past payments under the tax receivable agreement of approximately $38.4 million in 2018 then increasing to $45.7 million in 2021 and then decreasing over the eight years to approximately $0.1 by 2029. In order to realize the anticipated pre-tax benefit of approximately $38.4 million in 2018, the Company needs to generate approximately $369 million in revenue, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit each year, the shortfall becomes a net operating loss that can be carried forward indefinitely to offset future taxable income. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of comprehensive income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets

Leases.    The Company leases all of its facilities under operating lease agreements. These lease agreements typically contain tenant improvement allowances. The Company records tenant improvement allowances as leasehold improvement assets, included in property and equipment, net in the Consolidated Balance Sheets, and a related deferred rent liability and amortizes them on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense and a reduction to rent expense, respectively. Lease agreements sometimes contain rent escalation clauses or rent holidays, which are recognized on a straight-line basis over the life of the lease in accordance with ASC 840, Leases (ASC 840). Lease terms generally range from three to eleven years. An analysis is performed on each equipment lease to determine whether it should be classified as a capital or an operating lease according to ASC 840.

Firm and Office Profit Participation Plans and Executive Bonus Plan.    The Company’s Firm and Office Profit Participation Plans and Executive Bonus Plan provide for payments in cash and share-based awards if certain performance targets are achieved during the year. The expense recorded for these plans is estimated during the year based on actual results at each interim reporting date and an estimate of future results for the remainder of the year. The plans allow for payments to be made in both cash and share-based awards, the composition of which is determined in the first calendar quarter of the subsequent year. Cash and share-based awards issued under these plans are subject to vesting conditions over the subsequent year, such that the total expense measured for these plans is recorded over the period from the beginning of the performance year through the vesting date. Based on an accounting policy election, the expense associated with the share-based component of the estimated incentive payout is recognized before the grant date of the stock due to the fact that the terms of the profit participation plans have been approved by the Company’s board of directors, the employees of the Company understand the requirements to earn the award, the number of shares is not determined before the grant date and, finally, if the performance metrics are not met during the performance year, the award is not earned and therefore forfeited. Prior to the grant date, the share-based component expense is recorded as incentive compensation within personnel expenses in the Company’s consolidated statements of comprehensive income. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its Firm and Office Profit Participation Plans and Executive Bonus Plan.

Mortgage Notes Receivable.    Under the Freddie Mac Program, the Company originates mortgages based on commitments from Freddie Mac, and then sells the loans to Freddie Mac approximately one month following the loan origination. The Company recognizes interest income on the accrual basis during this holding period based on the contract interest rate in the loan that will be purchased by Freddie Mac.

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

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at December 31, 2017 (dollars in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Warehouse line of credit	$450,255	$450,255	$—	$—	$—
Operating lease obligations	59,712	11,159	20,819	15,187	12,547
Capital lease obligations	405	269	136	—	—
Employment agreements (1)	569	569	—	—	—

Total contractual obligations	$510,941	$462,252	$20,955	$15,187	$12,547

(1)

From time to time we enter into employment agreements with our capital markets advisors. Some of these agreements may include payments to be made to the individual at a specific time, if certain conditions have been met. The Company accrues for these payments over the life of the agreement.

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007 and kept that election in effect for each taxable year in which an exchange of Operating Partnership units for shares of Class A common stock occurred. The initial sale as a result of the Company’s initial public offering increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows us to reduce the amount of future tax payments to the extent that we have future taxable income. We are obligated, however, pursuant to our Tax Receivable Agreement with HFF Holdings, to pay to HFF Holdings, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of these increases in tax basis and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of our payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of our assets resulting in payments to HFF Holdings, we have estimated the payments that will be made to HFF Holdings will be $60.9 million, of which $11.8 million is anticipated to be paid in 2018, and have recorded this obligation to HFF Holdings as a liability on the consolidated balance sheets.

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

Recent Accounting Pronouncements

For information regarding Recent Accounting Pronouncements, see Note 2 of the Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report on Form 10-K.”

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Due to the nature of our business and the manner in which we conduct our operations, in particular the fact that our financial instruments that are exposed to concentrations of credit risk consist primarily of short-term cash deposits and investments, we believe we do not face any material interest rate risk, equity price risk or other market risk.

Foreign Currency Exchange Rate Risk

We may be subject to exposures to changes in foreign currency exchange rates. Our risk management objective is to reduce our exposure to the effects of changes in exchange rates and we may manage our exposure to changes in foreign currency exchange rates by entering into foreign currency forward contracts. We did not engage in foreign currency hedging transactions during the three-year period ended December 31, 2017.

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

Management assessed the effectiveness of HFF, Inc.’s internal control over financial reporting as of December 31, 2017, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2017, its system of internal control over financial reporting is properly designed and operating effectively to achieve the criteria of the “Internal Control — Integrated Framework.” Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued an attestation report on HFF, Inc.’s internal control over financial reporting.

Dated: February 28, 2018	/s/ Mark D. Gibson
Mark D. Gibson
Chief Executive Officer

Dated: February 28, 2018	/s/ Gregory R. Conley
Gregory R. Conley
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of HFF, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HFF, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/     Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Pittsburgh, Pennsylvania

February 28, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of HFF, Inc.

Opinion on Internal Control over Financial Reporting

We have audited HFF, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HFF, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

February 28, 2018

HFF, Inc.

Consolidated Balance Sheets

	December 31
	2017	2016
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$272,801	$235,582
Restricted cash	4,001	—
Accounts receivable	2,272	2,124
Receivable from affiliate	—	—
Mortgage notes receivable	450,821	290,933
Prepaid taxes	978	1,118
Prepaid expenses and other current assets	16,575	12,971

Total current assets	747,448	542,728
Property and equipment, net	17,897	15,837
Deferred tax asset	50,874	112,557
Goodwill	8,688	3,712
Intangible assets, net	58,837	36,614
Other noncurrent assets	8,461	5,211

Total assets	$892,205	$716,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$269	$448
Warehouse line of credit	450,255	290,980
Accrued compensation and related taxes	52,574	44,685
Accounts payable	3,527	2,065
Current portion of payable under the tax receivable agreement	11,838	11,315
Other current liabilities	25,338	18,803

Total current liabilities	543,801	368,296
Deferred rent credit	12,700	11,485
Payable under the tax receivable agreement	49,101	100,077
Long-term debt, less current portion	136	259

Total liabilities	605,738	480,117
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 shares authorized; 38,742,698 and 38,463,448 shares issued, respectively; and 38,579,544 and 38,091,123 outstanding, respectively	387	385
Treasury stock, 163,154 and 372,325 shares at cost, respectively	(4,971)	(11,477)
Additional paid-in-capital	144,304	132,513
Accumulated other comprehensive income	171	—
Retained earnings	146,576	115,121

Total equity	286,467	236,542

Total liabilities and stockholders’ equity	$892,205	$716,659

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Comprehensive Income

	Years Ending December 31,
	2017	2016	2015
	(Dollars in thousands, except share data)
Revenues
Capital markets services revenue	$586,346	$498,590	$487,941
Interest on mortgage notes receivable	19,114	15,198	11,205
Other	4,018	3,638	2,844

	609,478	517,426	501,990
Expenses
Cost of services	342,208	291,290	280,674
Personnel	62,174	51,171	47,732
Occupancy	16,165	14,133	12,236
Travel and entertainment	19,507	16,786	14,644
Supplies, research, and printing	8,934	7,700	7,769
Insurance	2,475	2,242	2,472
Professional fees	7,077	5,493	5,787
Depreciation and amortization	17,001	11,834	9,194
Interest on warehouse line of credit	14,583	9,385	5,540
Other operating	14,026	11,619	8,169

	504,150	421,653	394,217

Operating income	105,328	95,773	107,773
Interest and other income, net	57,209	33,525	32,043
Interest expense	(21)	(42)	(47)
Decrease (increase) in payable under the tax receivable agreement	39,212	(1,025)	2,143

Income before taxes	201,728	128,231	141,912
Income tax expense	106,768	51,036	57,949

Net income	$94,960	$77,195	$83,963

Other comprehensive income:
Foreign currency translation adjustments	171	—	—

Comprehensive income	$95,131	$77,195	$83,963

Earnings per share — Basic and Diluted
Earnings per share available to HFF, Inc. common stockholders — Basic	$2.46	$2.02	$2.21

Earnings per share available to HFF, Inc. common stockholders —Diluted	$2.39	$1.99	$2.18

Weighted average shares outstanding — Basic	38,662,118	38,245,682	37,975,997

Weighted average shares outstanding — Diluted	39,673,152	38,843,156	38,449,212

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
(Dollars in thousands)	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2014	36,677,981	$381	447,382	$(9,042)	$101,148	$—	$93,958	$186,445
Issuance of Class A common stock, net	244,649	2	(18,645)	40	187	—	—	229
Repurchase of Class A common stock	(68,318)	—	68,318	(2,376)	—	—	—	(2,376)
Incremental tax adjustment from stock-based award activities	—	—	—	—	465	—	—	465
Stock compensation and other, net	—	—	—	—	13,599	—	—	13,599
Dividends paid	—	—	—	—	1,817	—	(69,638)	(67,821)
Net income	—	—	—	—	—	—	83,963	83,963

Stockholders’ equity, December 31, 2015	37,854,312	$383	497,055	$(11,378)	$117,216	$—	$108,283	$214,504
Issuance of Class A common stock, net	348,892	2	(236,811)	2,880	(2,789)	—	—	93
Repurchase of Class A common stock	(112,081)	—	112,081	(2,979)	—	—	—	(2,979)
Incremental tax adjustment from stock-based award activities	—	—	—	—	(581)	—	—	(581)
Stock compensation and other, net	—	—	—	—	16,672	—	—	16,672
Dividends paid	—	—	—	—	1,995	—	(70,357)	(68,362)
Net income	—	—	—	—	—	—	77,195	77,195

Stockholders’ equity, December 31, 2016	38,091,123	$385	372,325	$(11,477)	$132,513	$—	$115,121	$236,542
Foreign currency translation income	—	—	—	—	—	171	—	171
Issuance of Class A common stock, net	681,970	2	(405,088)	12,439	(12,441)	—	—	—
Repurchase of Class A common stock	(193,549)	—	195,917	(5,933)	—	—	—	(5,933)
Stock compensation and other, net	—	—	—	—	21,301	—	(557)	20,744
Dividends paid	—	—	—	—	2,931	—	(62,948)	(60,017)
Net income	—	—	—	—	—	—	94,960	94,960

Stockholders’ equity, December 31, 2017	38,579,544	$387	163,154	$(4,971)	$144,304	$171	$146,576	$286,467

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

	2017	2016	2015
	(Dollars in thousands)
Operating activities
Net income	$94,960	$77,195	$83,963
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	17,385	12,310	8,579
Incremental tax adjustment from share-based award activities	—	581	(465)
Deferred income taxes	61,683	16,534	16,173
Payable under the tax receivable agreement	(39,212)	1,025	(2,143)
Depreciation and amortization:
Property and equipment	4,307	3,268	2,522
Intangibles	12,694	8,565	6,678
Gain on sale and initial recording of mortgage servicing rights	(29,935)	(16,033)	(16,761)
Mortgage service rights assumed	(4,425)	(4,420)	(4,090)
Proceeds from sale of mortgage servicing rights	—	2,612	6,096
Increase (decrease) in cash from changes in:
Accounts receivable	765	1,879	(2,541)
Payable to/ (receivable from) affiliate	—	4	(2)
Payable under the tax receivable agreement	(11,241)	(10,824)	(10,822)
Mortgage notes receivable	(159,275)	27,638	(133,490)
Net borrowings on warehouse line of credit	159,275	(27,638)	133,490
Prepaid taxes, prepaid expenses and other current assets	(3,434)	(4,791)	(4,526)
Other noncurrent assets	(3,250)	(3,044)	(1,152)
Accrued compensation and related taxes	11,248	(7,431)	10,163
Accounts payable	1,455	(53)	31
Other accrued liabilities	6,135	328	(17,115)
Other long-term liabilities	1,215	1,611	3,102

Net cash provided by operating activities	120,350	79,316	77,690
Investing activities
Purchases of property and equipment	(6,579)	(5,254)	(5,897)
Purchase of businesses, net of cash acquired	(6,198)	—	—

Net cash used in investing activities	(12,777)	(5,254)	(5,897)
Financing activities
Payments on long-term debt	(302)	(555)	(439)
Proceeds from stock options exercised	—	93	229
Incremental tax adjustment from share-based award activities	—	(581)	465
Treasury stock	(5,933)	(2,979)	(2,376)
Dividends paid	(60,017)	(68,362)	(67,821)

Net cash used in financing activities	(66,252)	(72,384)	(69,942)

Effect of exchange rate changes on cash and cash equivalents	(101)	—	—

Net increase in cash and cash equivalents	41,220	1,678	1,851
Cash and cash equivalents, beginning of period	235,582	233,904	232,053

Cash and cash equivalents and restricted cash, end of period	$276,802	$235,582	$233,904

Supplemental disclosure of cash flow information
Cash paid for income taxes	$41,889	$34,601	$43,311

Cash paid for interest	$14,614	$9,258	$5,328

Supplemental disclosure of non-cash financing activities
Property acquired under capital leases	$154	$249	$801

Dividends on unissued restricted stock units	$2,931	$1,995	$1,817

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

Organization

HFF, Inc., a Delaware corporation (the “Company”), through its wholly-owned subsidiaries, Holliday Fenoglio Fowler, L.P., a Texas limited partnership (“HFF LP”), and HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”), HFF Real Estate Limited and HFF Securities Limited, in the United Kingdom, is a commercial real estate financial intermediary providing commercial real estate and capital markets services including debt placement, investment advisory, equity placements, investment banking and advisory services, loan sales and loan sale advisory services, commercial loan servicing, and capital markets advice and maintains offices in 25 cities in the United States and effective January 17, 2017, one office in London, United Kingdom. The Company’s operations are impacted by the availability of equity and debt as well as credit and liquidity in the domestic and global capital markets especially in the commercial real estate sector. Significant disruptions or changes in domestic and global capital market flows, as well as credit and liquidity issues in the global and domestic capital markets, regardless of their duration, could adversely affect the supply and demand for capital from investors for commercial real estate investments which could have a significant impact on all of the Company’s capital market services revenues.

Initial Public Offering and Reorganization

The Company completed its initial public offering (“IPO”) in the first quarter of 2007 and the Company’s Class A Common Stock began trading on the New York Stock Exchange under the symbol “HF.” The proceeds of the initial public offering, including the exercise of the underwriter’s option to purchase additional shares, were used to purchase from HFF Holdings LLC, a Delaware limited liability company (“HFF Holdings”), all of the shares of Holliday GP Corp. (“Holliday GP”) and purchase from HFF Holdings partnership units of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP). HFF Holdings used a portion of its proceeds to repay all outstanding indebtedness under HFF LP’s credit agreement. Accordingly, the Company did not retain any of the proceeds from the initial public offering.

In addition to cash received for its sale of all of the shares of Holliday GP and approximately 45% of partnership units of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP), HFF Holdings also received, through the issuance of one share of HFF, Inc.’s Class B common stock to HFF Holdings, an exchange right that permitted, subject to certain restrictions, HFF Holdings to exchange interests in the Operating Partnerships for shares of (i) the Company’s Class A common stock (the “Exchange Right”) and (ii) rights under a tax receivable agreement between the Company and HFF Holdings (the “TRA”). See Notes 13 and 17 for further discussion of the tax receivable agreement and the exchange right held by HFF Holdings.

As a result of the reorganization into a holding company structure in connection with the IPO, the Company became a holding company through a series of transactions pursuant to a sale and purchase agreement. As a result of the IPO and reorganization, the Company’s sole assets were partnership interests in Operating Partnerships (that are held through its wholly-owned subsidiary HFF Partnership Holdings, LLC, a Delaware limited liability company (“Partnership Holdings”)) and all of the shares of Holliday GP, the sole general partner of each of the Operating Partnerships. The transactions that occurred in connection with the IPO and reorganization are referred to as the “Reorganization Transactions.”

The Reorganization Transactions were treated, for financial reporting purposes, as a reorganization of entities under common control. As of August 31, 2012, HFF Holdings had utilized its Exchange Right to exchange all of its remaining interests in the Operating Partnerships and therefore the Company, through its wholly-owned subsidiaries, became and continues to be the sole equity holder of the Operating Partnerships.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Basis of Presentation

The accompanying consolidated financial statements of the Company include the accounts of HFF LP, HFF Securities, HFF Real Estate Limited and HFF Securities Limited, as well as the Company’s additional wholly-owned subsidiaries, Holliday GP and Partnership Holdings. All significant intercompany accounts and transactions have been eliminated.

2.	Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements of HFF, Inc. have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States for financial information and applicable rules and regulations promulgated under the Securities Exchange act of 1934, as amended. The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts and short-term investments with original maturities of three months or less. At December 31, 2017, our cash and cash equivalents were invested or held in a mix of money market funds and bank demand deposit accounts at two financial institutions.

Restricted Cash

Restricted cash represents good faith deposits from borrowers that are held between the time we enter into a rate-lock commitment with the borrower and Freddie Mac’s purchase of the loan. The Company records a corresponding liability for such good faith deposits from borrowers within other current liabilities within the consolidated balance sheets.

Revenue Recognition

Capital markets services revenues consist of origination fees, investment advisory fees, loan sales fees, placement fees and servicing fees. Origination fees are earned for the placement of debt, equity or structured financing for real estate transactions. Investment advisory and loan sales fees are earned for brokering sales of real estate and/or loans. Placement fees are earned by HFF Securities for discretionary and nondiscretionary equity capital raises and other investment banking services. These fees are negotiated between the Company and its clients, generally on a case-by-case basis and are recognized and generally collected at the closing and the funding of the transaction, unless the fees are not fixed or determinable or collection of the fee is not reasonably assured, in which case the fee is recognized as collected. The Company’s fee agreements do not include terms or conditions that require the Company to perform any service or fulfill any obligation once the transaction closes. Servicing fees are compensation for providing any or all of the following: collection, remittance, recordkeeping, reporting and other services for either lenders or borrowers on mortgages placed with third-party lenders. Servicing fees are recognized when cash is collected as these fees are contingent upon the borrower making its payments on the loan.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Certain of the Company’s fee agreements provide for reimbursement of transaction-related costs which the Company recognizes as revenue. Reimbursements received from clients for out-of-pocket expenses are characterized as revenue in the statement of income rather than as a reduction of expenses incurred. Since the Company is the primary obligor, has supplier discretion, and bears the credit risk for such expenses, the Company records reimbursement revenue for such out-of-pocket expenses. Reimbursement revenue is recognized when billed if collectibility is reasonably assured. Reimbursement revenue is classified as other revenue in the consolidated statements of comprehensive income.

Mortgage Notes Receivable

The Company is qualified with the Federal Home Loan Mortgage Corporation (“Freddie Mac”) as a Freddie Mac Multifamily Approved Seller/Servicer for Conventional and Senior Housing Loan provider (“Freddie Mac Program”). Under the Freddie Mac Program, the Company originates mortgages based on commitments from Freddie Mac, and then sells the loans to Freddie Mac approximately one month following the loan origination. The Company recognizes interest income on the accrual basis during this holding period based on the contract interest rate in the loan that will be purchased by Freddie Mac (see Note 8).

The Company records mortgage loans held for sale at period end at fair value. The fair value of the mortgage notes receivable is considered a Level 2 asset in the fair value hierarchy as it is based on prices observable in the market for similar loans.

Freddie Mac requires HFF LP to meet minimum net worth and liquid assets requirements and to comply with certain other standards. As of December 31, 2017, HFF LP met Freddie Mac’s minimum net worth and liquid assets requirements.

Advertising

Costs associated with advertising are expensed as incurred. Advertising expense was $0.9 million, $1.0 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included in other operating expenses in the accompanying consolidated statements of comprehensive income.

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

Depreciation expense was $4.3 million, $3.3 million and $2.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Business Combinations

The Company accounts for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective estimated fair values. The cost to acquire a business is allocated to the underlying net assets of the acquired business based on estimates of their respective fair values. The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets. Acquired intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

Goodwill

Goodwill is required to be tested for impairment at least annually. The Company performs its annual impairment test as of October 1st or more frequently when indicators of impairment are present. The goodwill impairment test involves comparing the fair value of a reporting unit to its carrying value, including goodwill. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The Company uses a combination of a discounted cash flow model (“DCF model”) and a market approach to determine the current fair values of the reporting units. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volume and pricing, costs of services, working capital changes and discount rates.

Intangible Assets

Intangible assets include mortgage servicing rights under agreements with third-party lenders, non-competition agreements and customer relationships.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The Company applies the provisions of ASC 860, Transfers and Servicing (“ASC 860”) to such services. ASC 860 requires an entity to recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract, regardless of whether explicit consideration is exchanged. The guidance also permits a company to choose to either subsequently measure servicing rights at fair value and to report changes in fair value in earnings, or to retain the amortization method whereby servicing rights are recorded at the lower of cost or fair value and are amortized over their expected life. The Company utilizes the amortization method.

The Company evaluates intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment. Indicators of impairment monitored by management include a decline in the level of serviced loans as well as other negative economic conditions.

Prepaid Compensation Under Employment Agreements

The Company entered into employment agreements with certain employees whereby sign-up bonuses and incentive compensation payments were made during 2017, 2016 and 2015. In most cases, the sign-up bonuses and the incentive compensation are to be repaid to the Company upon voluntary termination by the employee or termination by cause, as defined by the Company, prior to the termination of the employment agreement. The total cost of the employment agreements is being amortized using the straight-line method over the term of the agreements and is included in cost of services on the accompanying consolidated statements of comprehensive income. As of December 31, 2017 and 2016, there was a total of approximately $12.8 million and $6.8 million of unamortized costs, respectively.

Capital Markets Advisor Draws

As part of the Company’s overall compensation program, the Company offers a new capital markets advisor a draw arrangement which generally lasts until such time as a capital markets advisor’s pipeline of business is sufficient to allow the capital markets advisor to earn sustainable commissions. This program is intended to provide the capital markets advisor with a minimal amount of cash flow to allow adequate time for the capital markets advisor to develop business relationships. Similar to traditional salaries, the capital markets advisor draws are paid irrespective of the actual fees generated by the capital markets advisor. At times these capital markets advisor draws represent the only form of compensation received by the capital markets advisor. It is not the Company’s policy to seek collection of unearned capital markets advisor draws under

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

this arrangement. Capital markets advisors are also entitled to earn a commission on closed revenue transactions. Commissions are calculated as the commission that would have been earned by the broker under one of the Company’s commission programs, less any amount previously paid to the capital markets advisor in the form of a draw. As a result, the Company has concluded that capital markets advisor draws are economically equivalent to commissions paid and, accordingly, charges them to commissions as incurred. These amounts are included in cost of services on the accompanying consolidated statements of comprehensive income.

Earnings Per Share

The Company computes earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing income available to Class A common stockholders by the weighted average of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities (see Note 15).

Firm and Office Profit Participation Plans and Executive Bonus Plan

The Company’s Firm and Office Profit Participation Plans and effective January 1, 2015, an Executive Bonus Plan (the “Plans”) provide for payments in cash and share-based awards if certain performance metrics are achieved during the year. The expense recorded for these Plans is estimated during the year based on actual results at each interim reporting date and an estimate of future results for the remainder of the year. The Plans allow for payments to be made in both cash and share-based awards, the composition of which is determined in the first calendar quarter of the subsequent year. Cash and share-based awards issued under these Plans are subject to vesting conditions over the subsequent year, such that the total expense measured for these Plans is recorded over the period from the beginning of the performance year through the vesting date. Based on an accounting policy election and consistent with ASC 718, Compensation – Stock Compensation, the expense associated with the estimated share-based component of the estimated incentive payout is recognized before the grant date of the stock due to the fact that the terms of the Plans have been approved by the Company’s board of directors, the employees of the Company understand the requirements to earn the award, the number of shares is not determined before the grant date and, finally, if the performance metrics are not met during the performance year, the award is not earned and therefore forfeited. Prior to the grant date, the share-based component expense is recorded as incentive compensation within personnel expenses in the Company’s consolidated statements of comprehensive income. Following the award, if any, of the related incentive payout, the share-based component of the accrued incentive compensation is reclassified as additional paid-in-capital upon the granting of the awards on the Company’s consolidated balance sheets.

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

Effective January 1, 2015, the Company amended the Plans, which will now provide for an overall increase in the allocation of share-based awards. The cash portion of the awards will not be subject to time-based vesting conditions and will be expensed during the performance year. The share-based portion of the awards is subject to a three-year time-based vesting schedule beginning on the first anniversary of the grant (which is made in the first calendar quarter of the subsequent year). As a result, the total expense for the share-based portion of the

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

awards is recorded over the period from the beginning of the performance year through the vesting date, or 50 months. Therefore, under the new design of the Plans, the expense recognized during the performance year will be less than the expense that would have been recognized in the performance year under the previous Plan design. The Company expects that difference will be recognized as an increase in expense over the subsequent three years, irrespective of the Company’s financial performance in the future periods.

Stock Based Compensation

ASC 718, Compensation — Stock Compensation (ASC 718), requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The fair value of the restricted stock unit awards is calculated as the market value of the Company’s Class A common stock on the date of grant. The Company’s awards are subject to graded or cliff vesting. Compensation expense is adjusted for forfeitures as they occur and is recognized on a straight-line basis over the requisite service period of the award.

Income Taxes

HFF, Inc. and Holliday GP are corporations, and the Operating Partnerships are limited partnerships. The Operating Partnerships are subject to state and local income taxes. Income and expenses of the Operating Partnerships are passed through and reported on the corporate income tax returns of HFF, Inc. and Holliday GP. Income taxes shown on the Company’s consolidated statements of comprehensive income reflect federal income taxes of the corporation and business and corporate income taxes in various jurisdictions including the UK Subsidiaries.

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

The recently enacted U.S. tax reform legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. We have not completed our determination of the accounting implications of the 2017 Tax Act on our tax accruals. However, we have reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Cost of Services

The Company considers personnel expenses directly attributable to providing services to its clients, such as salaries, commissions and transaction bonuses to capital markets advisors and analysts, and certain purchased services to be directly attributable to the generation of capital markets services revenue and has classified these expenses as cost of services in the consolidated statements of comprehensive income.

Segment Reporting

The Company operates in one reportable segment, the commercial real estate financial intermediary segment and offers debt placement, investment advisory, loan sales, loan servicing, equity placement and investment banking services through its 26 offices. The results of each office have been aggregated for segment reporting purposes as they have similar economic characteristics and provide similar services to a similar class of customer.

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

In December 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-19 – “Technical Corrections and Improvements”, which covers a wide range of Topics in the Accounting Standards Codification (“ASC”). The amendments in the guidance represent changes to clarify, correct errors, or make minor improvements to the ASC, making it easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments generally fall into one of the following categories: amendments related to differences between original guidance and the ASC, guidance clarification and reference corrections, simplification, or minor improvements. Most of the amendments in this update do not require transition guidance and are effective upon issuance of this ASU.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which is required to be adopted by the Company as of January 1, 2018. This ASU supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. The standard implements a five-step model for determining when and how revenue is recognized along with expanded disclosure requirements. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).

The Company adopted the new standard on January 1, 2018, using the modified retrospective approach. The Company has completed its evaluation of the impact of adopting the revenue recognition standard and has concluded that the timing of revenue recognition for certain equity placement services will be accelerated. However, the adoption of this accounting guidance will not have a material effect on the consolidated financial statements. The Company also expects to include additional revenue recognition disclosures within the notes to the financial statements in accordance with the new requirements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. As permitted by the ASU, the Company early adopted ASU 2016-18 in the fourth quarter of 2017. The adoption of ASU 2016-18 had no impact on the Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015.

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect the adoption of ASU 2017-01 will a material impact on the consolidated financial statements and related disclosures.

In January 2017, FASB issued ASU No. 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU eliminates Step 2 from the goodwill impairment test. This ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. The Company adopted ASU 2017-04 in the current year and there was no impact on the consolidated financial statements and related disclosures.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

May 2017, the FASB issued ASU 2017-09, “Stock Compensation (Topic 718): Scope of Modification Accounting”. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

3.	Stock Compensation

ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. For stock options, the Company uses the simplified method to determine the expected term of the option. Expected volatility used to value stock options is based on the Company’s historical volatility. The Company has not granted any stock options since 2010. The fair value of the restricted stock unit awards is calculated as the market value of the Company’s Class A common stock on the date of grant. The Company’s awards are subject to graded or cliff vesting. Compensation expense is adjusted for forfeitures as they occur and is recognized on a straight-line basis over the requisite service period of the award. A summary of the cost of the awards granted during the years ended December 31, 2017 and 2016 is provided below.

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

The stock compensation cost that has been charged against income for the years ended December 31, 2017, 2016 and 2015 was $17.4 million, $12.3 million and $8.6 million, respectively, which is recorded in “Personnel” expenses in the consolidated statements of comprehensive income. At December 31, 2017, there was approximately $32.6 million of unrecognized compensation cost related to share based awards.

The fair value of stock options is estimated on the grant date using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for stock options still outstanding as of December 31, 2017:

Dividend yield	0.0%
Expected volatility	72.8%
Risk-free interest rate	2.2%
Expected life (in years)	6.0

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents options outstanding for the years ended December 31, 2017, 2016 and 2015 and their related weighted average exercise price, weighted average remaining contractual term and intrinsic value:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in ‘000’s)
Balance at December 31, 2014	51,586	$8.92	4.0 years	$1,393
Granted	—	—	—	—
Exercised	(26,594)	8.61	2.5 years	875
Forfeited or expired	—	—	—	—

Balance at December 31, 2015	24,992	$9.25	3.5 years	$777
Granted	—	—	—	—
Exercised	(5,338)	17.41	0.2 years	159
Forfeited or expired	—	—	—	—

Balance at December 31, 2016	19,654	$7.04	3.1 years	$595
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Balance at December 31, 2017	19,654	$7.04	2.1 years	$956

No options were granted, vested, forfeited or expired during the years ended December 31, 2017, 2016 and 2015. During the year ended December 31, 2017, no options were exercised. Future exercise of options will be settled through the re-issuance of treasury shares.

A summary of restricted stock units (“RSU”) activity and related information during the period was as follows:

	RSU’s with no vesting period	RSU’s with graded or cliff vesting period	Total
Balance at January 1, 2015	143,187	900,318	1,043,505
Granted	9,108	461,597	470,705
Dividend on unissued RSU’s	6,748	42,635	49,383
Converted to common stock	(2,793)	(215,262)	(218,055)
Forfeited or expired	—	(49,689)	(49,689)

Balance at December 31, 2015	156,250	1,139,599	1,295,849
Granted	12,372	1,060,434	1,072,806
Dividend on unissued RSU’s	11,576	70,960	82,536
Converted to common stock	(2,035)	(341,519)	(343,554)
Forfeited or expired	—	(26,745)	(26,745)

Balance at December 31, 2016	178,163	1,902,729	2,080,892
Granted	14,598	818,282	832,880
Dividend on unissued RSU’s	9,046	86,602	95,648
Converted to common stock	(2,927)	(598,078)	(601,005)
Forfeited or expired	—	(18,867)	(18,867)

Balance at December 31, 2017	198,880	2,190,668	2,389,548

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2017, there were 2,389,548 RSU’s outstanding. The fair value of vested RSU’s was $10.2 million and $5.9 million at December 31, 2017 and December 31, 2016, respectively. The RSU exercises will be settled through either the issuance of new shares of Class A common stock or treasury shares.

The weighted average remaining contractual term of the unvested restricted stock units is 2.0 years as of December 31, 2017.

On February 27, 2018, the board of directors for the Company granted 339,723 restricted stock units with a fair value of $15.9 million. A portion of the grant will vest over a three-year period with one-third vesting on each of the first, second and third anniversary of the grant and the remainder will vest over a five-year period with 20% vesting increments starting on the first anniversary of the grant. Additionally, on February 27, 2018, the board of directors for the Company granted 393,761 restricted stock units with a fair value of $18.5 million in connection with the 2017 Office and Firm Profit Participation Plans and Executive Bonus Plan which vest over a three-year period with one-third vesting on each of the first, second and third anniversary of the grant.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31
	2017	2016
Furniture and equipment	$8,192	$7,667
Computer equipment	2,139	2,145
Capitalized software costs	2,567	2,043
Leasehold improvements	19,536	15,813

Subtotal	32,434	27,668
Less accumulated depreciation and amortization	(14,537)	(11,831)

	$17,897	$15,837

At December 31, 2017 and 2016, the Company has recorded capital leased office equipment within furniture and equipment of $1.7 million and $1.9 million, respectively, including accumulated amortization of $1.3 million and $1.2 million, respectively, which is included within depreciation and amortization expense on the accompanying consolidated statements of comprehensive income. See Note 7 for discussion of the related capital lease obligations.

5.	Business Combinations, Goodwill and Intangible Assets

During the first quarter of 2017, the Company completed two acquisitions for approximately $6.2 million, net of cash received. The acquisitions of businesses in New York and the United Kingdom provide capital advisory and investment banking services to the commercial real estate market. The fair value of consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with the remaining unallocated amount recognized as goodwill. Goodwill, of which, approximately $1.8 million is deductible for tax purposes, represents the expected synergies and the Company’s ability to control the assembled workforces of the acquired businesses.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company’s goodwill as of and for the year ended December 31, 2017 and 2016 are summarized as follows (in thousands):

Balance at December 31, 2016	$3,712
Additions through acquisitions	4,716
Foreign currency translation	260

Balance at December 31, 2017	$8,688

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. The Company elected to early adopt ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment and proceeded directly to perform a quantitative goodwill impairment test as of October 1, 2017. The results of the annual impairment review concluded that no impairment existed as the fair value of our reporting units was in excess of their carrying value.

The Company’s intangible assets are summarized as follows (in thousands):

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Mortgage servicing rights	$92,856	$(34,373)	$58,483	$64,648	$(28,034)	$36,614
Other	959	(605)	354	—	—	—

Total intangible assets	$93,815	$(34,978)	$58,837	$64,648	$(28,034)	$36,614

The Company’s intangible assets consist of mortgage servicing rights, non-competition agreements and customer relationships. The non-competition agreements and customer relationships intangible assets were assigned a five- and one-year useful life, respectively, and relate to the acquisitions completed during the first quarter of 2017.

As of December 31, 2017, 2016 and 2015, the Company serviced $69.8 billion, $58.0 billion and $48.7 billion, respectively, of commercial loans. The Company earned $29.1 million, $23.2 million and $20.0 million in servicing fees and interest on float and escrow balances for the years ended December 31, 2017, 2016 and 2015, respectively. These revenues are recorded as capital markets services revenues in the consolidated statements of comprehensive income.

The total commercial loan servicing portfolio includes loans for which there is no corresponding mortgage servicing right recorded on the balance sheet, as these servicing rights were assumed prior to January 1, 2007 and involved no initial consideration paid by the Company. The Company has recorded mortgage servicing rights of $58.5 million and $36.6 million on $68.8 billion and $56.5 billion, respectively, of the total loans serviced as of December 31, 2017 and 2016.

The Company stratifies its servicing portfolio based on the type of loan, including Freddie Mac, commercial mortgage backed securities (CMBS), life company loans and limited-service life company loans.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Changes in the carrying value of mortgage servicing rights for the years ended December 31, 2017 and 2016 (in thousands):

Category	12/31/16	Capitalized	Amortized	Sold / Transferred	12/31/17
Freddie Mac	$16,234	$29,546	$(5,312)	$—	$40,468
CMBS	16,247	1,169	(3,902)	—	13,514
Life company	3,567	2,791	(2,525)	—	3,833
Life company — limited	566	465	(363)	—	668

Total	$36,614	$33,971	$(12,102)	$—	$58,483

Category	12/31/15	Capitalized	Amortized	Sold / Transferred	12/31/16
Freddie Mac	$7,074	$14,480	$(2,257)	$(3,063)	$16,234
CMBS	16,768	1,059	(3,997)	2,417	16,247
Life company	2,729	2,849	(2,011)	—	3,567
Life company — limited	351	515	(300)	—	566

Total	$26,922	$18,903	$(8,565)	$(646)	$36,614

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $29.5 million and $14.5 million on $6.6 billion and $4.4 billion of loans, respectively, during the years ended December 31, 2017 and 2016, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration on the CMBS and Life company tranches of $4.4 million and $4.4 million on $12.4 billion and $10.7 billion of loans, respectively, during the years ended December 31, 2017 and 2016. These amounts are recorded in interest and other income, net in the consolidated statements of comprehensive income. During each of 2017 and 2016, certain Freddie Mac loans were securitized and during 2016 the Company sold the cashiering portion of these Freddie Mac mortgage servicing rights. While the Company transferred the risks and rewards of ownership of the cashiering portion of the relevant mortgage servicing rights, the Company continues to perform limited servicing activities on these securitized loans. Therefore, the remaining servicing rights were transferred to the CMBS servicing tranche. The net result of these transactions was the Company recording a gain for the year ended December 31, 2016 of $2.0 million, within interest and other income, net in the consolidated statements of comprehensive income. The Company also received securitization compensation in relation to securitization of certain Freddie Mac mortgage servicing rights in the years ended December 31, 2017 and 2016 of $15.5 million and $5.5 million, respectively. The securitization compensation is recorded within interest and other income, net in the consolidated statements of comprehensive income.

Amortization expense related to intangible assets was $12.7 million, $8.6 million, and $6.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is reported in depreciation and amortization in the consolidated statements of comprehensive income.

Estimated amortization expense for the next five years is as follows (in thousands):

2018	$12,819
2019	10,384
2020	8,366
2021	7,129
2022	6,380

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

The weighted-average remaining life of the mortgage servicing rights intangible asset was 6.0 and 6.5 years at December 31, 2017 and 2016, respectively.

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

In the normal course of business, the Company enters into contractual commitments to originate and sell multifamily mortgage loans at fixed prices with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into a sale commitment with Freddie Mac simultaneously with the rate lock commitment with the borrower. The terms of the contract with Freddie Mac and the rate lock with the borrower are matched in substantially all respects to eliminate interest rate risk. Both the rate lock commitments to borrowers and the forward sale contracts to buyers are undesignated derivatives with level 2 inputs and, accordingly, are marked to fair value through earnings. The impact on our financial position and earnings resulting from loan commitments is not significant. The Company elected the fair value option for all mortgage notes receivable originated after January 1, 2016 to eliminate the impact of the variability in interest rate movements on the value of the mortgage notes receivable.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2017 and 2016 (in thousands):

		December 31, 2017 Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Mortgage notes receivable	$450,821	$—	$450,821	—

Total recurring fair value measurements	$450,821	$—	$450,821	—

		December 31, 2016 Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Mortgage notes receivable	$290,933	$—	$290,933	$—

Total recurring fair value measurements	$290,933	$—	$290,933	$—

The valuation of mortgage notes receivable is calculated based on already locked in interest rates. These assets are classified as Level 2 in the fair value hierarchy as all inputs are reasonable observable.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

In accordance with GAAP, from time to time, the Company measures mortgage servicing rights at fair value on a nonrecurring basis. The mortgage serving rights are recorded at fair value upon initial recording and were not re-measured during 2017 because the Company continued to utilize the amortization method under ASC 860 and the fair value of the mortgage serving rights exceeds the carrying value at December 31, 2017. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. As such, mortgage servicing rights are subject to measurement at fair value on a nonrecurring basis.

The following tables sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of December 31, 2017 and 2016 (in thousands):

		December 31, 2017 Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring fair value measurements
Mortgage servicing rights	$58,483	—	—	$75,899

Total nonrecurring fair value measurements	$58,483	$—	—	$75,899

		December 31, 2016 Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring fair value measurements
Mortgage servicing rights	$36,614	$—	$—	$49,970

Total nonrecurring fair value measurements	$36,614	$—	$—	$49,970

Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. These assumptions include the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate.

The significant assumptions utilized to value servicing rights as of December 31, 2017 and 2016 are as follows:

	As of December 31,
	2017	2016
Expected life of cash flows	3 years to 10 years	3 years to 11 years
Discount rate (1)	10% to 16%	10% to 16
Prepayment rate	0% to 8%	0% to 8%
Inflation rate	2%	2%
Cost of service per loan	$1,920 to $4,780	$1,920 to $4,997

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

7.	Capital Lease Obligations

Capital lease obligations consist of the following at December 31, 2017 and 2016 (in thousands):

	December 31
	2017	2016
Capital lease obligations	$405	$707
Less current maturities	269	448

	$136	$259

Capital lease obligations consist primarily of office equipment leases that expire at various dates through October 2020. A summary of future minimum lease payments under capital leases at December 31, 2017 is as follows (in thousands):

2018	$269
2019	92
2020	44
2021	—
2022	—

$405

8.	Warehouse Line of Credit

HFF LP maintains two uncommitted warehouse revolving lines of credit for the purpose of funding Freddie Mac mortgage loans that it originates under the Freddie Mac Program. The Company is a party to an uncommitted $600 million financing arrangement with PNC Bank, N.A. (“PNC”). The PNC arrangement was modified during the third quarter of 2017 to increase the uncommitted amount from $450 million to $600 million

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

which can be increased to $800 million an unlimited number of times per year for a period of 30 calendar days. The maximum capacity was also increased to $1.5 billion. On October 2, 2017, HFF LP entered into an extended funding agreement with Freddie Mac whereby Freddie Mac can extend the required purchase date for each mortgage that has an Original Funding Date (as defined in the agreement) occurring within the fourth quarter of 2017, to February 15, 2018. In connection with the extended funding agreement with Freddie Mac, PNC agreed to increase its financing arrangement to $2.0 billion. The maximum capacity under the PNC arrangement will revert to $1.5 billion after the expiration of the extended funding agreement. The Company is also party to an uncommitted $150 million financing arrangement with The Huntington National Bank (“Huntington”). The Huntington arrangement was amended in July 2017 to increase the uncommitted amount from $125 million to $150 million, which can be increased to $175 million three times in a one-year period for 45 calendar days and may be increased to $175 million from October 1, 2017 through February 15, 2018.

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting the Company’s participation in the Freddie Mac Program and cannot be used for any other purpose. As of December 31, 2017 and December 31, 2016, HFF LP had $450.3 million and $291.0 million, respectively, outstanding on the warehouse lines of credit. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (1.37% and 0.62% at December 31, 2017 and December 31, 2016, respectively) plus a spread. HFF LP is also paid interest on the mortgage note receivable secured by a multifamily loan at the rate in the Freddie Mac note.

9.	Lease Commitments

The Company leases various corporate offices (which leases sometime include parking spaces) and office equipment under noncancelable operating leases. These leases have initial terms of three to eleven years. Several of the leases have termination clauses whereby the term may be reduced by two to eight years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $13.3 million, $11.7 million, and $10.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is recorded within occupancy expense in the consolidated statements of comprehensive income.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (in thousands):

2018	$11,159
2019	10,702
2020	10,117
2021	8,650
2022	6,537
Thereafter	12,547

$59,712

The Company subleases certain office space to subtenants, some of which may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of comprehensive income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2020. See Note 4 and Note 7 for further description of the assets and related obligations recorded under these capital leases at December 31, 2017 and 2016, respectively.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

HFF Holdings is not an obligor under, nor does it guarantee, any of the Company’s leases.

10.	Retirement Plan

The Company maintains a retirement savings plan for all eligible employees, in which employees may make deferred salary contributions up to the maximum amount allowable by the IRS. After-tax contributions may also be made up to 50% of compensation. The Company makes matching contributions equal to 50% of the first 6% of both deferred and after-tax salary contributions, up to a maximum of $5,000. The Company’s contributions charged to expense for the plan were $3.0 million, $2.7 million, and $2.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

11.	Servicing

The Company services commercial real estate loans for investors. The servicing portfolio totaled $69.8 billion, $58.0 billion, and $48.7 billion at December 31, 2017, 2016 and 2015, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At December 31, 2017, 2016 and 2015, the funds held in escrow totaled $208.3 million, $182.3 million and $177.5 million, respectively. These funds, and the offsetting obligations, are not presented in the Company’s financial statements as they do not represent assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in capital markets services revenue in the consolidated statements of comprehensive income.

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

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

13.	Income Taxes

Income tax expense includes current and deferred taxes as follows (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2017:
Federal	$38,321	$60,587	$98,908
State	6,764	2,126	8,890
Foreign	—	(1,030)	(1,030)

	$45,085	$61,683	$106,768

	Current	Deferred	Total
Year Ended December 31, 2016:
Federal	$28,515	$15,772	$44,287
State	5,987	762	6,749

	$34,502	$16,534	$51,036

	Current	Deferred	Total
Year Ended December 31, 2015:
Federal	$35,682	$13,131	$48,813
State	6,094	3,042	9,136

	$41,776	$16,173	$57,949

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Income before taxes	$201,728	$128,231	$141,912

	December 31,
	2017		2016		2015
Income Tax expense		Rate		Rate		Rate
Taxes computed at federal rate	$70,639	35.0%	$44,881	35.0%	$49,669	35.0%
State and local taxes, net of federal tax benefit	6,398	3.2%	5,258	4.1%	5,251	3.7%
Rate differential on non-US income	954	0.5%	—	—	—	—
Effect of deferred tax rate change	41,834	20.7%	(1,188)	(0.9)%	2,621	1.8%
Change in income tax benefit / payable to stockholder	(13,724)	(6.8)%	359	0.3%	(750)	(0.5)%
Effect of windfalls related to equity compensation	(1,139)	(0.6)%	—	—	—	—
Return to provision adjustment	(131)	(0.1)%	196	0.1%	(130)	(0.1)%
Meals and entertainment	1,757	0.9%	1,484	1.2%	1,267	0.9%
Other	180	0.1%	46	0.0%	21	0.0%

	$106,768	52.9%	$51,036	39.8%	$57,949	40.8%

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred income tax assets and liabilities consist of the following at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Deferred income tax assets:
Section 754 election tax basis step-up	$57,766	$117,749
Tenant improvements	2,678	3,571
Restricted stock units	6,830	8,564
Intangible asset	228	389
Net operating loss	1,070	—
Other	779	932

Deferred income tax asset	69,351	131,205
Deferred income tax liabilities:
Goodwill	(669)	(1,272)
Servicing rights	(15,150)	(15,003)
Deferred rent	(1,428)	(1,671)
Compensation	(851)	(120)
Investment in partnership	(379)	(582)

Deferred income tax liability	(18,477)	(18,648)

Net deferred income tax asset	$50,874	$112,557

The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. We have not completed our determination of the accounting implications of the 2017 Tax Act on our tax accruals. However, we have reasonably estimated the effects of the 2017 Tax Act and recorded a provisional tax expense of $41.4 million in our financial statements as of December 31, 2017. The tax expense relates to the remeasurement of the U.S. deferred tax assets and liabilities from 35% to 21%. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

The Company’s primary deferred tax asset represents a tax basis step-up election under Section 754 of the Internal Revenue Code, as amended (“Section 754”), made by HFF, Inc. relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for the Company’s Class A common stock since the date of the Reorganization Transactions. As a result of the step-up in basis from these transactions, the Company is entitled to annual future tax benefits in the form of amortization for income tax purposes. The annual pre-tax benefit on the Section 754 basis step up and past payments under the tax receivable agreement was approximately $36.4 million at December 31, 2017. The current year reduction in the deferred tax asset was principally attributable to the 2017 Tax Act.

To the extent that the Company does not have sufficient taxable income in a year to fully utilize this annual deduction, the unused benefit is recharacterized as a net operating loss and can then be carried forward indefinitely. The Company measured the deferred tax asset based on the estimated income tax effects of the

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

increase in the tax basis of the assets owned by the Operating Partnerships utilizing the enacted tax rates at the date of the transaction. In accordance with ASC 740, the tax effects of transactions with shareholders that result in changes in the tax basis of a company’s assets and liabilities are recognized in equity. Changes in the measurement of the deferred tax assets or the valuation allowance due to changes in the enacted tax rates upon the finalization of the income tax returns for the year of the exchange transaction were recorded in equity. All subsequent changes in the measurement of the deferred tax assets due to changes in the enacted tax rates or changes in the valuation allowance are recorded as a component of income tax expense.

In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. In order to realize the anticipated 2017 pre-tax benefit associated with the Section 754 basis step up and payments under the tax receivable agreement of approximately $38.4 million, the Company needs to generate approximately $369 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the anticipated 2018 pre-tax benefit of $38.4 the shortfall becomes a net operating loss that can be carried forward indefinitely to offset future taxable income. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets resulting from the basis step up transactions (initial sale of units in the Operating Partnerships and subsequent exchanges of Operating Partnership units since the date of the Reorganization Transactions). The Company has no federal or state net operating losses at December 31, 2017.

The Company has analyzed the need for a reserve for unrecognized tax benefits under ASC 740-10 and has determined that any such tax benefits do not have a material impact on the financial statements. It is not expected that there will be a significant increase or decrease in the amount of unrecognized tax benefits within the next 12 months. With few exceptions, the Company is no longer subject to U.S. federal or state and local tax examinations by tax authorities before 2013.

The Company will recognize interest and penalties related to unrecognized tax benefits in interest and other income, net in the consolidated statements of comprehensive income. There were no interest or penalties recorded in the twelve months ended December 31, 2017 or December 31, 2016.

Tax Receivable Agreement

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007 and maintained that election in effect for each taxable year in which an exchange of Operating Partnership partnership units for shares of the Company’s Class A common stock occurred. The initial sale as a result of the offering and the subsequent exchanges of partnership units increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of future tax payments to the extent that the Company has future taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $57.8 million and has recorded this amount as a deferred tax asset on its consolidated balance sheet. The Company has updated its estimate of these future tax benefits based on the changes to the estimated annual effective tax rate for 2017 and 2016. The Company is obligated, however, pursuant to its Tax Receivable Agreement with HFF Holdings, to pay to HFF Holdings, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement.

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

While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the payments that will be made to HFF Holdings will be $60.9 million and has recorded this obligation to HFF Holdings as a liability on the consolidated balance sheet. During the year ended December 31, 2017, the tax rates used to measure the deferred tax assets were updated to reflect the reduction in statutory rates inclusive of the 2017 Tax Act which resulted in a decrease of deferred tax assets of $41.8 million and a corresponding decrease in the payable under the tax receivable agreement of $39.2 million. The tax rates used to measure the deferred tax assets were also updated during the year ended December 31, 2016, which resulted in a decrease of deferred tax assets of $1.2 million which resulted in an increase in the payable under the tax receivable agreement of $1.0 million. To the extent the Company does not realize all of the tax benefits in future years, this liability to HFF Holdings may be reduced.

In conjunction with filing of the Company’s 2016 federal and state tax returns, the benefit for 2016 relating to the Section 754 basis step-up was finalized resulting in $13.2 million of tax benefits being realized by the Company. As discussed above, the Company is obligated to remit to HFF Holdings 85% of any such cash savings in federal and state tax. As such during 2017, the Company paid $11.2 million to HFF Holdings under the tax receivable agreement. In conjunction with the filing of the Company’s 2015 federal and state tax returns, the benefit for 2015 relating to the Section 754 basis step-up was finalized resulting in $12.7 million in tax benefits realized by the Company for 2015. During August 2016, the Company paid $10.8 million to HFF Holdings under this tax receivable agreement. As of December 31, 2017, the Company has made payments to HFF Holdings pursuant to the terms of the tax receivable agreement in an aggregate amount of approximately $85.5 million and the Company anticipates to make a payment of approximately $11.8 million to HFF Holdings in 2018.

14.	Stockholders’ Equity

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. The Company had issued 38,742,698 and 38,463,448 shares of Class A common stock as of December 31, 2017 and 2016, respectively.

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

On January 26, 2018, our board of directors declared a special cash dividend of $1.75 per share of Class A common stock to stockholders of record on February 9, 2018. The aggregate dividend payment was paid on February 21, 2018 and totaled approximately $67.5 million based on the number of shares of Class A common stock then outstanding. Additionally, 79,387 restricted stock units (dividend equivalent units) were granted for those unvested and vested but not issued restricted stock units as of the record date of February 9, 2018. These dividend equivalent units follow the same vesting terms as the underlying restricted stock units.

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

The Company’s net income and weighted average shares outstanding for the years ended December 31, 2017, 2016 and 2015, consists of the following (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income	$94,960	$77,195	$83,963
Weighted Average Shares Outstanding:
Basic	38,662,118	38,245,682	37,975,997
Diluted	39,673,152	38,843,156	38,449,212

The calculations of basic and diluted earnings per share amounts for the years ended December 31, 2017, 2016 and 2015 are described and presented below.

Basic Earnings per Share

Numerator — net income for the years ended December 31, 2017, 2016 and 2015, respectively.

Denominator — the weighted average shares of Class A common stock for the years ended December 31, 2017, 2016 and 2015, including 210,707, 193,946 and 165,534 restricted stock units that have vested and whose issuance is no longer contingent as of December 31, 2017, 2016 and 2015, respectively.

Diluted Earnings per Share

Numerator — net income for the year ended December 31, 2017, 2016 and 2015, respectively.

Denominator — the weighted average shares of Class A common stock year ended December 31, 2017, 2016 and 2015 including 210,707, 193,946 and 165,534 restricted stock units that have vested and whose

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

issuance is no longer contingent as of December 31, 2017, 2016 and 2015, respectively, plus the dilutive effect of the unvested restricted stock units, restricted stock and stock options. There were no anti-dilutive unrestricted stock units and stock options in 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income	$94,960	$77,195	$83,963
Denominator:
Weighted average number of shares of Class A common stock outstanding	38,662,118	38,245,682	37,975,997
Basic earnings per share of Class A common stock	$2.46	$2.02	$2.21
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income	$94,960	$77,195	$83,963
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	38,662,118	38,245,682	37,975,997
Add — dilutive effect of:
Unvested restricted stock units	995,402	586,121	453,312
Stock options	15,632	11,353	19,903
Weighted average Class A common shares outstanding — diluted	39,673,152	38,843,156	38,449,212
Diluted earnings per share of Class A common stock	$2.39	$1.99	$2.18

16.	Concentrations

A significant portion of the Company’s capital markets services revenues is derived from transactions involving commercial real estate located in specific geographic areas. During 2017, approximately 17.8%, 13.9%, 6.1%, 5.7% and 4.4% of the Company’s capital markets services revenues were derived from transactions involving commercial real estate located in Texas, California, Florida, New York, and the region consisting of the District of Columbia, Maryland, and Virginia, respectively. During 2016, approximately 19.0%, 13.8%, 8.5%, 6.0%, and 5.2% of the Company’s capital markets services revenues were derived from transactions involving commercial real estate located in Texas, California, Florida, Illinois and the region consisting of the District of Columbia, Maryland and Virginia, respectively. As a result, a significant portion of the Company’s business is dependent on the economic conditions in general and the markets for commercial real estate in these areas.

17.	Related Party Transactions

As a result of the Company’s initial public offering, the Company entered into a tax receivable agreement with HFF Holdings that provides for the payment by the Company to HFF Holdings of 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increase in tax basis of the assets owned by HFF LP and HFF Securities and as a result of certain other tax

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

benefits arising from entering into the tax receivable agreement and making payments under that agreement. As members of HFF Holdings, each of Mark Gibson, the Company’s chief executive officer, Jody Thornton, the Company’s president and member of the Company’s board of directors and a capital markets advisor of the Operating Partnerships, and John Fowler, a current director emeritus of the Company’s board of directors and a capital markets advisor of the Operating Partnerships, and Matthew D. Lawton, Gerard T. Sansosti and Manuel A. de Zarraga, and Michael J. Tepedino, each an Executive Managing Director and a capital markets advisor of the Operating Partnerships, is entitled to participate in such payments, in each case on a pro rata basis based upon such person’s ownership of interests in each series of tax receivable payments created by the initial public offering or subsequent exchange of Operating Partnership units. During the third quarter of 2017, Messrs. Gibson, Thornton, Fowler, Lawton, Sansosti, Tepedino, and de Zarraga received payments of $1.1 million, $1.1 million, $0.9 million, $0.3 million, $0.5 million, $0.2 million and $0.3 million in connection with the Company’s payment of $11.2 million to HFF Holdings under the tax receivable agreement. During the third quarter of 2016, Messrs. Gibson, Thornton, Fowler, Lawton, Sansosti, de Zarraga and Tepedino received payments of $0.8 million, $0.8 million, $0.7 million, $0.2 million, $0.4 million, $0.2 million and $0.2 million in connection with the Company’s payment of $10.8 million to HFF Holdings under the tax receivable agreement. The Company will retain the remaining 15% of cash savings, if any, in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities allocable to the Company as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the offering and will continue until all such tax benefits have been utilized or have expired. See Note 13 for further information regarding the tax receivable agreement and Note 18 for the amount recorded in relation to this agreement.

18.	Commitments and Contingencies

Tax Receivable Agreement

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. During the year ended December 31, 2017, the Company paid HFF Holdings $11.2 million, which represents 85% of the actual cash savings realized by the Company in 2016. During the year ended December 31, 2016, the Company paid HFF Holdings $10.8 million, which represents 85% of the actual cash savings realized by the Company in 2015. The Company has recorded $60.9 million and $111.4 million for this obligation to HFF Holdings as a liability on the consolidated balance sheets as of December 31, 2017 and 2016, respectively. The Company anticipates making a payment to HFF Holdings of approximately $11.8 million in 2018.

Employment Arrangements

In recent years, the Company has entered into arrangements with newly-hired capital markets advisors whereby these capital markets advisors would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the capital markets advisors only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2018 through 2020. Currently, the Company cannot reasonably estimate the amounts that would be payable under all of these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the capital markets advisors achieving the performance targets and the

HFF, Inc.

Notes to Consolidated Financial Statements — (Continued)

probability of each of the capital markets advisors signing an employment agreement. As of December 31, 2017 and 2016, $0.6 million and $0.1 million, respectively, have been accrued for these arrangements within the consolidated balance sheet.

Subsidiary Collateralization

HFF, Inc. has collateralized HFF LP in the amount of $0.1 million in conformity with mortgage lending minimum net worth requirements.

19.	Selected Quarterly Financial Data (unaudited, in thousands except for per share data)

	Quarter Ended
2017	March 31	June 30	September 30	December 31
Net revenue	$138,806	$137,364	$148,022	$185,286
Operating income	20,764	19,397	24,646	40,521
Interest and other income, net	10,794	13,042	12,209	21,164
Decrease in payable under the tax receivable agreement	—	—	479	38,733
Net income	19,656	19,462	21,603	34,239
Per share data (1)
Basic earnings per share	$0. 51	$0. 50	$0. 56	$0.88
Diluted earnings per share	$0. 50	$0. 49	$0. 54	$0.85

	Quarter Ended
2016	March 31	June 30	September 30	December 31
Net revenue	$117,530	$117,665	$126,535	$155,696
Operating income	16,741	17,585	24,261	37,186
Interest and other income, net	6,317	8,739	9,053	9,416
Increase in payable under the tax receivable agreement	—	—	(1,025)	—
Net income	13,876	15,846	20,020	27,453
Per share data (1)
Basic earnings per share	$0.36	$0.41	$0.52	$0.72
Diluted earnings per share	$0.36	$0.41	$0.51	$0.70

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2017, our current disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the three-month period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s report on internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2017.

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

The following table provides information as of December 31, 2017 with respect to shares of the Company’s Class A common stock that may be issued under its 2016 Equity Incentive Plan:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,325,869	$26.21	3,227,920
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,325,869	$26.21	3,227,920

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report:

(1)(2) The financial statements and financial statement schedules filed as part of this Annual Report are set forth under Item 8. Reference is made to the index on page 40. All schedules are omitted because they are not applicable, not required or the information appears in the Company’s consolidated financial statements or notes thereto.

(3) Exhibits

See exhibits listed under part (b) below.

(b)	Exhibits:

Exhibit No.	Description

2.1	Sale and Merger Agreement, dated January 30, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-l (File No. 333-138579) (“Form S-l”) filed with the SEC on December 22, 2006)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form S-l filed with the SEC on December 22, 2006)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on December 22, 2006)

10.1	Holliday Fenoglio Fowler, L.P. Partnership Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

10.2	First Amendment to Amended and Restated Texas Limited Partnership Agreement of Holliday Fenoglio Fowler, L.P., dated May 6, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33280) filed with the SEC on May 6, 2011)

10.3	Second Amendment to Amended and Restated Texas Limited Partnership Agreement of Holliday Fenoglio Fowler, L.P., dated November 12, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33280) filed with the SEC on March 14, 2014)

10.4	Third Amendment to Amended and Restated Texas Limited Partnership Agreement of Holliday Fenoglio Fowler, L.P., dated February 18, 2016 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33280) filed with the SEC on February 26, 2016)

10.5	HFF Securities L.P. Partnership Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

10.6	First Amendment to Amended and Restated Limited Partnership Agreement of HFF Securities, L.P., dated May 6, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33280) filed with the SEC on May 6, 2011)

10.7	Tax Receivable Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.3 to the Form S-1 filed with the SEC on December 22, 2006)

Exhibit No.	Description

10.8	Registration Rights Agreement, dated February 5, 2007 (incorporated by reference to Exhibit 10.4 to the Form S-1 filed with the SEC on December 22, 2006)

10.9	HFF, Inc. 2016 Equity Incentive (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A file by the Registrant on April 29, 2016 (File No. 001-33280))

10.10	Holliday Fenoglio Fowler, L.P. Second Amended and Restated Profit Participation Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33280), filed with the SEC on May 7, 2015)

10.11	HFF Securities, L.P. Second Amended and Restated Profit Participation Bonus Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33280), filed with the SEC on May 7, 2015)

10.12	HFF, Inc. Firm Profit Participation Bonus Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33280), filed with the SEC on January 21, 2011)

10.13	Employment Agreement between the Registrant and Mark D. Gibson, dated February 5, 2007 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33280) filed with the SEC on February 27, 2015)

10.14	First Amendment to Amended and Restated Employment Agreement, by and between Mark D. Gibson, and Holliday Fenoglio Fowler, L.P. dated June 30, 2010 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33280) filed with the SEC on February 27, 2015)

10.15	Employment Agreement between the Registrant and Joe B. Thornton, Jr., dated February 5, 2007 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33280) filed with the SEC on February 27, 2015)

10.16	First Amendment to Amended and Restated Employment Agreement, by and between Joe B. Thornton, Jr., and Holliday Fenoglio Fowler, L.P. dated June 30, 2010 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33280) filed with the SEC on February 27, 2015)

10.17	Employment Agreement between the Registrant and Gregory R. Conley, dated January 30, 2007 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

10.18	Employment Agreement between the Registrant and Nancy Goodson, dated January 30, 2007 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

10.19	Form of Contribution Agreement entered into with each of Mark D. Gibson, Deborah H. McAneny, Susan P. McGalla, George L. Miles, Jr., Morgan K. O’Brien, Lenore M. Sullivan, Joe B. Thornton, Jr. and Steven E. Wheeler (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33280) filed with the SEC on March 17, 2008)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33280) filed with the SEC on March 16, 2007)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

Exhibit No.	Description

31.1	Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2018.

HFF, INC.

By:	/s/ Mark D. Gibson
Mark D. Gibson Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mark D. Gibson Mark D. Gibson	Chief Executive Officer, Director and Executive Managing Director (Principal Executive Officer)	February 28, 2018

/s/ Gregory R. Conley Gregory R. Conley	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2018

/s/ Deborah H. McAneny Deborah H. McAneny	Director	February 28, 2018

/s/ Susan P. McGalla Susan P. McGalla	Director	February 28, 2018

/s/ George L. Miles, Jr. George L. Miles, Jr.	Director	February 28, 2018

/s/ Morgan K. O’Brien Morgan K. O’Brien	Director	February 28, 2018

/s/ Lenore M. Sullivan Lenore M. Sullivan	Director	February 28, 2018

/s/ Joe B. Thornton, Jr. Joe B. Thornton, Jr.	Director	February 28, 2018

/s/ Steven E. Wheeler Steven E. Wheeler	Director	February 28, 2018