Form 10-Q
period 2018-03-31
HFF, Inc.
filed 2018-05-04
CIK 1380509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding as of April 30, 2018 was 39,110,155 shares.

HFF, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The forward-looking statements reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under the caption “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by securities laws.

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

Unless the context otherwise requires, references to (1) “HFF Holdings” refer solely to HFF Holdings LLC, a Delaware limited liability company that was previously the holding company for our consolidated subsidiaries, and not to any of its subsidiaries, (2) “HFF LP” refer to Holliday Fenoglio Fowler, L.P., a Texas limited partnership, (3) “HFF Securities” refer to HFF Securities L.P., a Delaware limited partnership and registered broker-dealer, (4) “Holliday GP” refer to Holliday GP Corp., a Delaware corporation and the general partner of HFF LP and HFF Securities, (5) “HoldCo LLC” refer to HFF Partnership Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of HFF, Inc., (6) “Holdings Sub” refer to HFF LP Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of HFF Holdings, (7) “HFF Real Estate” refer to HFF Real Estate Limited, a company incorporated in England and Wales and (8) “HFF Securities Limited” refer to HFF Securities Limited, a company incorporated in England and Wales (collectively, with HFF Real Estate, the “UK Subsidiaries” and, with HFF Securities, the “Securities Subsidiaries”). Except where specifically noted, references in this Quarterly Report on Form 10-Q to “the Company,” “we” or “us” mean HFF, Inc., a Delaware corporation and its consolidated subsidiaries after giving effect to the Reorganization Transactions.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HFF, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$191,084	$272,801
Restricted Cash	1,744	4,001
Accounts receivable	6,839	2,272
Mortgage notes receivable	961,720	450,821
Prepaid taxes	972	978
Prepaid expenses and other current assets	15,667	16,575

Total current assets	1,178,026	747,448
Property and equipment, net	17,263	17,897
Deferred tax asset, net	50,208	50,874
Goodwill	8,809	8,688
Intangible assets, net	61,675	58,837
Other noncurrent assets	7,302	8,461

Total Assets	$1,323,283	$892,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$260	$269
Warehouse line of credit	958,841	450,255
Accrued compensation and related taxes	34,274	52,574
Accounts payable	1,787	3,527
Payable under tax receivable agreement	11,838	11,838
Other current liabilities	21,059	25,338

Total current liabilities	1,028,059	543,801
Deferred rent credit	12,391	12,700
Payable under the tax receivable agreement, less current portion	49,101	49,101
Long-term debt, less current portion	83	136

Total liabilities	1,089,634	605,738
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 authorized; 39,141,404 and 38,742,698 shares issued, respectively; 39,102,820 and 38,579,544 shares outstanding, respectively	391	387
Treasury stock, 38,584 and 163,154 shares at cost, respectively	(1,799)	(4,971)
Additional paid-in-capital	140,878	144,304
Accumulated other comprehensive income	666	171
Retained earnings	93,513	146,576

Total equity	233,649	286,467

Total liabilities and stockholders’ equity	$1,323,283	$892,205

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Comprehensive Income

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Revenues
Capital markets services revenue	$125,458	$132,713
Interest on mortgage notes receivable	5,244	4,999
Other	916	1,094

	131,618	138,806
Expenses
Cost of services	78,644	80,131
Personnel	22,064	14,332
Occupancy	3,813	4,215
Travel and entertainment	6,382	4,709
Supplies, research, and printing	2,191	1,768
Insurance	689	604
Professional fees	1,670	1,906
Depreciation and amortization	5,481	3,667
Interest on warehouse line of credit	4,211	3,538
Other operating	3,766	3,172

	128,911	118,042
Operating income	2,707	20,764
Interest and other income, net	15,171	10,794
Interest expense	(5)	(7)
(Increase) decrease in payable under the tax receivable agreement	—	—

Income before income taxes	17,873	31,551
Income tax expense	805	11,895

Net income	$17,068	$19,656

Other comprehensive income:
Foreign currency translation adjustments	495	(2)

Comprehensive income	$17,563	$19,654

Earnings per share—Basic and Diluted
Earnings per share available to HFF, Inc. common stockholders—Basic	$0.44	$0.51
Earnings per share available to HFF, Inc. common stockholders—Diluted	$0.42	$0.50

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars in Thousands, except share data)

(Unaudited)

					Additional	Accumulated Other
	Common Stock		Treasury Stock		Paid in	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity
Stockholders’ equity, December 31, 2017	38,579,544	$387	163,154	$(4,971)	$144,304	$171	$146,576	$286,467
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	—	1,304	1,304
Stock compensation and other, net	—	—	—	—	10,188	—	—	10,188
Issuance of Class A common stock, net	822,207	4	(423,501)	17,273	(17,277)	—	—	—
Repurchase of Class A common stock	(298,931)	—	298,931	(14,101)	—	—	—	(14,101)
Foreign currency translation income	—	—	—	—	—	495	—	495
Dividends paid	—	—	—	—	3,663	—	(71,435)	(67,772)
Net income	—	—	—	—	—	—	17,068	17,068

Stockholders’ equity, March 31, 2018	39,102,820	$391	38,584	$(1,799)	$140,878	$666	$93,513	$233,649

					Additional	Accumulated Other
	Common Stock		Treasury Stock		Paid in	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Stockholders’ equity, December 31, 2016	38,091,123	$385	372,325	$(11,477)	$132,513	$—	$115,121	$236,542
Stock compensation and other, net	—	—	—	—	7,822	—	(557)	7,265
Issuance of Class A common stock, net	675,151	2	(398,269)	12,239	(12,241)	—	—	—
Repurchase of Class A common stock	(193,549)	—	193,549	(5,850)	—	—	—	(5,850)
Foreign currency translation loss	—	—	—	—	—	(2)	—	(2)
Dividends paid	—	—	—	—	2,943	—	(62,960)	(60,017)
Net income	—	—	—	—	—	—	19,656	19,656

Stockholders’ equity, March 31, 2017	38,572,725	$387	167,605	$(5,088)	$131,037	$(2)	$71,260	$197,594

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Operating activities
Net income	$17,068	$19,656
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock based compensation	5,752	3,906
Deferred taxes	666	10,169
Depreciation	1,100	1,001
Amortization	4,381	2,665
Gain on sale or disposition of assets, net	(8,573)	(7,774)
Mortgage service rights assumed	(935)	(1,307)
Increase (decrease) in cash from changes in:
Accounts receivable	(1,960)	(707)
Mortgage notes receivable	(508,586)	(550,646)
Net borrowings on warehouse line of credit	508,586	550,646
Prepaid taxes, prepaid expenses and other current assets	914	1,710
Other noncurrent assets	1,159	(2,166)
Accrued compensation and related taxes	(15,167)	(12,973)
Accounts payable	(1,740)	(759)
Other current liabilities	(4,279)	(196)
Deferred rent	(309)	(130)

Net cash (used in) provided by operating activities	(1,923)	13,095
Investing activities
Purchases of property and equipment	(490)	(658)
Purchase of businesses	—	(6,230)

Net cash used in investing activities	(490)	(6,888)
Financing activities
Payments on long-term debt	(62)	(137)
Dividends paid	(67,772)	(60,017)
Treasury stock	(14,101)	(5,850)

Net cash used in financing activities	(81,935)	(66,004)

Effects of exchange rate changes on cash and cash equivalents and restricted cash	374	(2)

Net decrease in cash and cash equivalents and restricted cash	(83,974)	(59,799)
Cash and cash equivalents and restricted cash, beginning of period	276,802	235,582

Cash and cash equivalents and restricted cash, end of period	$192,828	$175,783

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization

HFF, Inc., a Delaware corporation (the “Company”), through its wholly-owned subsidiaries, Holliday Fenoglio Fowler, L.P., a Texas limited partnership (“HFF LP”), HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”), HFF Real Estate Limited and HFF Securities Limited, in the United Kingdom, is a commercial real estate financial intermediary providing commercial real estate and capital markets services including debt placement, investment advisory, equity placements, investment banking and advisory services, loan sales and loan sale advisory services, commercial loan servicing, and capital markets advice and maintains offices in 25 cities in the United States and effective January 17, 2017, one office in London, United Kingdom. The Company’s operations are impacted by the availability of equity and debt as well as credit and liquidity in the domestic and global capital markets especially in the commercial real estate sector. Significant disruptions or changes in domestic and global capital market flows, as well as credit and liquidity issues in the global and domestic capital markets, regardless of their duration, could adversely affect the supply and demand for capital from investors for commercial real estate investments which could have a significant impact on all of the Company’s capital market services revenues.

Initial Public Offering and Reorganization

The Company completed its initial public offering (“IPO”) and the Company’s Class A Common Stock began trading on the New York Stock Exchange under the symbol “HF” in the first quarter of 2007. The proceeds of the initial public offering, including the exercise of the underwriter’s option to purchase additional shares, were used to purchase from HFF Holdings LLC, a Delaware limited liability company (“HFF Holdings”), all of the shares of Holliday GP Corp. (“Holliday GP”) and purchase from HFF Holdings partnership units of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP). HFF Holdings used a portion of its proceeds to repay all outstanding indebtedness under HFF LP’s credit agreement. Accordingly, the Company did not retain any of the proceeds from the initial public offering.

In addition to cash received for its sale of all of the shares of Holliday GP and approximately 45% of partnership units of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP), HFF Holdings also received, through the issuance of one share of HFF, Inc.’s Class B common stock to HFF Holdings, an exchange right that permitted, subject to certain restrictions, HFF Holdings to exchange interests in the Operating Partnerships for shares of (i) the Company’s Class A common stock (the “Exchange Right”) and (ii) rights under a tax receivable agreement between the Company and HFF Holdings (the “TRA”). See Notes 15 and 16 for further discussion of the tax receivable agreement.

As a result of the reorganization in connection with the IPO, the Company became a holding company through a series of transactions pursuant to a sale and purchase agreement. As a result of the IPO and reorganization, the Company’s sole assets were partnership interests in Operating Partnerships (that are held through its wholly-owned subsidiary HFF Partnership Holdings, LLC, a Delaware limited liability company (“Partnership Holdings”)) and all of the shares of Holliday GP, the sole general partner of each of the Operating Partnerships. The transactions that occurred in connection with the IPO and reorganization are referred to as the “Reorganization Transactions.”

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

HFF, Inc.

Notes to Consolidated Financial Statements - (Continued)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” and subsequently issued a series of amendments to the new revenue standard (“Topic 606”). Topic 606 supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. Topic 606 implements a five-step model for determining when and how revenue is recognized along with expanded disclosure requirements. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Topic 606 also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).

The Company adopted the requirements of the new standard on January 1, 2018, using the modified retrospective approach. Under this method, we could elect to apply the cumulative effect method to either all contracts as of the date of initial application or only to contracts that are not complete as of that date. We elected to apply the modified retrospective method to contracts that were not complete as of the date of initial application. Comparative information has not been adjusted and continues to be reported under the prior revenue recognition accounting guidance. The Company recorded a $1.3 million cumulative effect adjustment to retained earnings related to the adoption of the new standard. As a result of the adoption of Topic 606, the Company now estimates the variable consideration associated with equity capital raising fees and recognizes the revenue once the constraint on revenue is lifted, which generally occurs once capital is committed. For additional information regarding the adoption of Topic 606, refer to Note 2 within the notes to the financial statements.

In February 2016, the FASB issued new guidance on the accounting for leases. This new guidance will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability. The new lease accounting requirements are effective for the Company’s 2019 fiscal year with a modified retrospective transition approach required, with early adoption permitted. The Company is currently evaluating the population of its leases to determine the impact of the adoption on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Stock Compensation (Topic 718): Scope of Modification Accounting”. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The adoption of ASU 2017-09 had no impact on the Company’s consolidated financial statements.

2. Summary of Significant Accounting Policies

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Accordingly, significant accounting policies and disclosures normally provided have been omitted as such items are disclosed therein. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018.

Revenue Recognition. Substantially all of our revenues are derived from capital markets services. These capital markets services revenues are in the form of fees collected from our clients, usually negotiated on a transaction-by-transaction basis, which includes origination fees, investment advisory fees earned for brokering sales of commercial real estate, loan sales and loan servicing fees. We also earn interest on mortgage notes receivable during the period between the origination of the loan and the subsequent sale to Freddie Mac in connection with our participation in the Freddie Mac Program.

Total Revenues:

Capital markets services revenues. We earn our capital markets services revenue through the following activities and sources:

•	Origination fees. Our origination fees are earned through the placement of debt and equity or structured financing for real estate transactions. Fees earned by the Securities Subsidiaries for discretionary and non-discretionary equity capital raises and other debt referral transactions are also included within origination fees in our consolidated statements of comprehensive income.

•	Investment advisory fees. We earn investment advisory fees by acting as a broker for commercial real estate owners seeking to sell a property or multiple properties or an interest in a property or multiple properties and by providing investment banking advisory services through our Securities Subsidiaries.

HFF, Inc.

Notes to Consolidated Financial Statements - (Continued)

•	Loan sales. We generate loan sales fees through assisting our clients in their efforts to sell all or portions of commercial real estate debt notes.

Our contracts are generally negotiated on a transaction-by-transaction basis with a success-based fee awarded upon the satisfaction of the origination, sale, referral, placement or equity raise. Our agreements generally include such success-based fees for services that are performed over time under one performance obligation. The variable consideration associated with the successful outcome remains constrained until the completion of the transaction, generally at the closing of the applicable financing or funding of the transaction. Once the constraint is lifted, revenue is recognized as the Company’s fee agreements do not include terms or conditions that require the Company to perform any service or fulfill any obligation once the transaction closes. The substantial majority of our transactions are completed within one year and we have utilized the practical expedients within Topic 606 related to financing components and costs of obtaining a contract due to the short-term nature of the contracts.

•	Loan servicing fees. We generate loan servicing fees through the provision of collection, remittance, recordkeeping, reporting and other related loan servicing functions, activities and services for either lenders or borrowers on mortgages placed with third-party lenders.

The revenues associated with loan servicing fees are accounted for in accordance with Topic 860, Transfers and Servicing, whereby we recognize loan servicing revenues at the time services are rendered, provided the loans are current and the debt service payments are made by the borrowers.

Interest on mortgage notes receivable. We recognize interest income on the accrual basis during the holding period based on the contract interest rate in the loan that is to be purchased by Freddie Mac in connection with our participation in the Freddie Mac Multifamily Approved Seller/Servicer for Conventional and Senior Housing Loans program (“Freddie Mac Program”), provided that the debt service is paid by the borrower.

Other. Certain of the Company’s fee agreements provide for reimbursement of transaction-related costs which the Company recognizes as other revenue. Reimbursements received from clients for out-of-pocket expenses are characterized as revenue in the comprehensive statement of income rather than as a reduction of expenses incurred. Because the Company is the primary obligor, has supplier discretion, and bears the credit risk for such expenses, the Company records reimbursement revenue for such out-of-pocket expenses. Reimbursement revenue is recognized over time based upon the measure of progress to completion.

HFF, Inc.

Notes to Consolidated Financial Statements - (Continued)

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by its multiple platforms, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following table provides a reconciliation of the Company’s revenue recognized under Topic 606 to the Company’s consolidated revenues:

Revenue Category	March 31, 2018
Debt placement origination fees	$54,871
Equity placement origination fees	14,081
Investment advisory fees	47,523
Loan sales	592

Revenue recognized under Topic 606	117,067
Loan servicing fees	8,391

Capital markets services revenue	125,458
Interest on mortgage notes receivable	5,244
Other(1)	916

Total revenue	$131,618

(1) -	Other revenues are recognized under Topic 606

Firm and Office Profit Participation Plans and Executive Bonus Plan. The Company has a firm profit participation plan, office profit participation plans, and an executive bonus plan (the “Plans”) that each allow for incentive payments to be made, based on the achievement of various performance metrics, either in the form of cash or stock at the election of the Company’s board of directors. The expense associated with the Plans is included within personnel expenses in the consolidated statements of comprehensive income. The expense recorded for these Plans is estimated during the year based on actual results at each interim reporting date and an estimate of future results for the remainder of the year. Based on an accounting policy election and consistent with ASC 718, Compensation—Stock Compensation, the expense associated with the estimated share-based component of the estimated incentive payout is recognized before the grant date of the share-based awards due to the fact that the terms of the Plans have been approved by the Company’s board of directors, the employees of the Company understand the requirements to earn the award, the number of shares is not determined before the grant date and, finally, if the performance metrics are not met during the performance year, the award is not earned and therefore forfeited. Prior to the grant date, the share-based component expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of comprehensive income. Following the award, if any, of the related incentive payout, the share-based component expense is reclassified as stock compensation costs within personnel expenses and the share-based component of the accrued incentive compensation is reclassified as additional paid-in-capital upon the granting of the awards on the Company’s consolidated balance sheets. The Plans allow for payment to be made in both cash and share-based awards. The cash portion of the awards will not be subject to time-based vesting conditions and will be expensed during the performance year. The share-based portion of the awards is subject to a three-year time-based vesting schedule beginning on the first anniversary of the grant (which is made in the first calendar quarter of the subsequent year). As a result, the total expense for the share-based portion of the awards is recorded over the period from the beginning of the performance year through the vesting date, or 50 months.

3. Stock Compensation

The stock compensation cost that has been charged against income for the three months ended March 31, 2018 and 2017 was $5.8 million and $3.9 million, respectively, which is recorded in personnel expenses in the consolidated statements of comprehensive income. At March 31, 2018, there was approximately $56.9 million of unrecognized compensation cost related to non-vested restricted stock units with a weighted average remaining contractual term of 2.5 years. As of March 31, 2018, there were 2,378,774 restricted stock units outstanding, of which 2,160,072 have continued vesting requirements.

During the three-month period ended March 31, 2018, no options were granted, vested, exercised or forfeited.

During the three-month period ended March 31, 2018, 812,872 new restricted stock units were granted, 830,202 restricted stock units vested of which 822,207 were converted to Class A common stock, and 1,439 restricted stock units were forfeited.

The fair value of vested restricted stock units was $10.9 million at March 31, 2018.

HFF, Inc.

Notes to Consolidated Financial Statements - (Continued)

4. Property and Equipment

Property and equipment consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Furniture and equipment	$8,227	$8,192
Computer equipment	2,139	2,139
Capitalized software costs	2,745	2,567
Leasehold improvements	19,721	19,536

Subtotal	32,832	32,434
Less accumulated depreciation and amortization	(15,569)	(14,537)

	$17,263	$17,897

At March 31, 2018 and December 31, 2017, the Company has recorded, within furniture and equipment, office equipment under capital leases of $1.6 million and $1.7 million, respectively, including accumulated amortization of $1.3 million and $1.3 million, respectively, which is included within depreciation and amortization expense in the accompanying consolidated statements of comprehensive income. See Note 7 for discussion of the related capital lease obligations.

5. Business Combinations, Goodwill and Intangible Assets

During the first quarter of 2017, the Company completed two acquisitions for approximately $6.2 million, net of cash acquired. The acquired businesses are based in New York and the United Kingdom and provide capital advisory and investment banking services to the commercial real estate market. The fair value of consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with the remaining unallocated amount recognized as goodwill. This goodwill, of which, approximately $1.8 million is deductible for tax purposes, represents the expected synergies and the Company’s ability to control the assembled workforces of the acquired businesses.

The Company’s goodwill as of March 31, 2018 and December 31, 2017 are summarized as follows (in thousands):

Balance at December 31, 2017	$8,688
Additions through acquisitions	—
Foreign currency translation	121

Balance at March 31, 2018	$8,809

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. No goodwill impairment test was required for the three months ended March 31, 2018.

The Company’s intangible assets are summarized as follows:

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Intangible assets:
Mortgage servicing rights	$97,773	$(36,366)	$61,407	$92,856	$(34,373)	$58,483
Other	959	(691)	268	959	(605)	354

Total intangible assets	$98,732	$(37,057)	$61,675	$93,815	$(34,978)	$58,837

The Company’s intangible assets consist of mortgage servicing rights, non-competition agreements and customer relationships. The non-competition agreements and customer relationships intangible assets relate to the acquisitions completed during the first quarter of 2017 and were assigned a five- and one-year useful life, respectively.

HFF, Inc.

Notes to Consolidated Financial Statements - (Continued)

As of March 31, 2018 and December 31, 2017, the Company serviced $72.0 billion and $69.8 billion, respectively, of commercial loans. The Company earned $8.4 million and $6.7 million in servicing fees for the three-month periods ended March 31, 2018 and 2017, respectively. These revenues are recorded within capital markets services revenues in the consolidated statements of comprehensive income.

The total commercial loan servicing portfolio includes loans for which there are no corresponding mortgage servicing rights recorded on the balance sheet, as these servicing rights were assumed prior to the Company’s adoption of ASC 860, Transfers and Servicing (“ASC 860”) on January 1, 2007 and involved no initial consideration paid by the Company. As of March 31, 2018 and December 31, 2017 the Company has recorded mortgage servicing rights of $61.4 million and $58.5 million on $71.1 billion and $68.8 billion, respectively, of the total loans serviced.

The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (“CMBS”), Freddie Mac and limited-service life company loans.

Changes in the carrying value of mortgage servicing rights for the three-month periods ended March 31, 2018 and 2017, were as follows (dollars in thousands):

Category	12/31/17	Capitalized	Amortized	3/31/18
Freddie Mac	$40,468	$6,284	$(2,621)	$44,131
CMBS	13,514	297	(903)	12,908
Life company	3,833	548	(665)	3,716
Life company – limited	668	90	(106)	652

Total	$58,483	$7,219	$(4,295)	$61,407

Category	12/31/16	Capitalized	Amortized	3/31/17
Freddie Mac	$16,234	$4,927	$(967)	$20,194
CMBS	16,247	311	(1,048)	15,510
Life company	3,567	889	(563)	3,893
Life company – limited	566	107	(87)	586

Total	$36,614	$6,234	$(2,665)	$40,183

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Federal Home Loan Mortgage Corporation (“Freddie Mac”) and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $6.3 million and $4.9 million on $1.3 billion and $1.4 billion of loans, respectively, during the three-month periods ended March 31, 2018 and 2017, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration on the CMBS and Life company tranches of $0.9 million and $1.3 million on $2.9 billion and $3.5 billion of loans, respectively, during the three-month periods ended March 31, 2018 and 2017, respectively. The Company also received securitization compensation in relation to the securitization of certain Freddie Mac mortgage servicing rights in the three-month periods ended March 31, 2018 and 2017 of $4.9 million and $1.5 million, respectively. The securitization compensation is recorded within interest and other income, net in the consolidated statements of comprehensive income.

Amortization expense related to intangible assets was $4.4 million and $2.7 million during the three-month periods ended March 31, 2018 and 2017, respectively and is recorded in depreciation and amortization in the consolidated statements of comprehensive income.

HFF, Inc.

Notes to Consolidated Financial Statements - (Continued)

Estimated amortization expense for the remainder of 2018 and the following five years is as follows (dollars in thousands):

Remainder of 2018	$9,929
2019	11,282
2020	9,267
2021	7,895
2022	7,100
2023	6,163

The weighted-average life of the mortgage servicing rights intangible asset was 6.8 years at March 31, 2018.

6. Fair Value Measurement

ASC Topic 820, Fair Value Measurement establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into the following three levels: Level 1 inputs which are quoted market prices in active markets for identical assets or liabilities; Level 2 inputs which are observable market-based inputs or unobservable inputs corroborated by market data for the asset or liability; and Level 3 inputs which are unobservable inputs based on our own assumptions that are not corroborated by market data. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

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

The following tables set forth the Company’s financial assets that were accounted for at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2018 and December 31, 2017 (in thousands):

Recurring fair value measurements

		Fair Value Measurements Using:
March 31, 2018	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage notes receivable	$961,720	$—	$961,720	$—

Total recurring fair value measurements	$961,720	$—	$961,720	$—

		Fair Value Measurements Using:
December 31, 2017	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage notes receivable	$450,821	$—	$450,821	$—

Total recurring fair value measurements	$450,821	$—	$450,821	$—

HFF, Inc.

Notes to Consolidated Financial Statements - (Continued)

The valuation of mortgage notes receivable is calculated based on already locked in interest rates. These assets are classified as Level 2 in the fair value hierarchy as all inputs are reasonably observable.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of March 31, 2018 and December 31, 2017 (in thousands):

Nonrecurring fair value measurements:

		Fair Value Measurements Using:
March 31, 2018	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage servicing rights	$61,407	$—	$—	$78,271

Total nonrecurring fair value measurements	$61,407	$—	$—	$78,271

		Fair Value Measurements Using:
December 31, 2017	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage servicing rights	$58,483	$—	$—	$75,899

Total nonrecurring fair value measurements	$58,483	$—	$—	$75,899

In accordance with GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights. The mortgage servicing rights are recorded at fair value upon initial recording and were not remeasured at fair value during the first quarter of 2018 because the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at March 31, 2018.

Mortgage servicing rights do not trade in an active, open market with readily-available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights, including the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Expected life of cash flows	3 years to 10 years	3 years to 10 years
Discount rate (1)	10% to 16%	10% to 16%
Prepayment rate	0% to 8%	0% to 8%
Inflation rate	2%	2%
Cost of service per loan	$1,920 to $4,849	$1,920 to $4,780

(1)	Reflects the time value of money and the risk of future cash flows related to the possible cancellation of servicing contracts, transferability restrictions on certain servicing contracts, concentration in the life company portfolio and large loan risk.

The above assumptions are subject to change based on management’s judgments and estimates of future changes in the risks related to future cash flows and interest rates. Changes in these factors would cause a corresponding increase or decrease in the prepayment rates and discount rates used in the Company’s valuation model.

HFF, Inc.

Notes to Consolidated Financial Statements - (Continued)

Our financial instruments also include cash and cash equivalents, restricted cash and warehouse lines of credit. The cash and cash equivalents and restricted cash balances include accounts with maturities of less than three months and therefore, the carrying amount approximates fair value due to the short-term maturities of these instruments. The cash and cash equivalents and restricted cash accounts are classified as Level 1 within the fair value hierarchy. The warehouse line of credit is a short-term facility with variable interest rates and therefore, fair value approximates carrying value. The warehouse line of credit is classified as Level 2 within the fair value hierarchy.

7. Capital Lease Obligations

Capital lease obligations consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Capital lease obligations	$343	$405
Less current maturities	260	269

	$83	$136

Capital lease obligations consist primarily of office equipment leases that expire at various dates through March 2023. A summary of future minimum lease payments under capital leases at March 31, 2018 is as follows:

Future minimum lease payments
(in thousands)
Remainder of 2018	$178
2019	97
2020	50
2021	7
2022	8
Thereafter	3

$343

8. Warehouse Line of Credit

HFF LP maintains two uncommitted warehouse revolving lines of credit for the purpose of funding Freddie Mac mortgage loans that it originates under the Freddie Mac Program. The Company is a party to an uncommitted $600 million financing arrangement with PNC Bank, N.A. (“PNC”). The PNC arrangement was amended during the third quarter of 2017 to increase the uncommitted amount from $450 million to $600 million and effective March 15, 2018 allows for increases up to $1.0 billion. The Company is also party to an uncommitted $150 million financing arrangement with The Huntington National Bank (“Huntington”). The Huntington arrangement was amended in July 2017 to increase the uncommitted amount from $125 million to $150 million, which can be increased to $175 million three times in a one-year period for 45 calendar days.

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting the Company’s participation in the Freddie Mac Program and cannot be used for any other purpose. As of March 31, 2018 and December 31, 2017, HFF LP had $958.8 million and $450.3 million, respectively, outstanding on the warehouse lines of credit. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (1.88% and 1.37% at March 31, 2018 and December 31, 2017, respectively) plus a spread. HFF LP is also paid interest on the mortgage note receivable secured by a multifamily loan at the rate in the Freddie Mac note.

HFF, Inc.

Notes to Consolidated Financial Statements - (Continued)

9. Lease Commitments

The Company leases various corporate offices (which leases sometime include parking spaces) and office equipment under noncancelable operating leases. These leases have initial terms of three to eleven years. Several of the leases have termination clauses whereby the term may be reduced by two to eight years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $3.2 million and $3.6 million during the three-month periods ended March 31, 2018 and 2017, respectively, and is recorded within occupancy expense in the consolidated statements of comprehensive income.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows:

Future minimum rent payments
(in thousands)
Remainder of 2018	$7,895
2019	10,418
2020	10,691
2021	9,237
2022	7,027
2023	4,081

The Company subleases certain office space to subtenants, which subleases may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of comprehensive income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2020. See Note 4 and Note 7 above for further description of the assets and related obligations recorded under these capital leases at March 31, 2018 and December 31, 2017, respectively.

10. Servicing

The Company services commercial real estate loans for lenders. The unpaid principal balance of the servicing portfolio totaled $72.0 billion and $69.8 billion at March 31, 2018 and December 31, 2017, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At March 31, 2018 and December 31, 2017, the funds held in escrow totaled $218.0 million and $208.3 million, respectively. These funds, and the offsetting obligations, are not presented in the Company’s financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in other income in the consolidated statements of comprehensive income.

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

HFF, Inc.

Notes to Consolidated Financial Statements - (Continued)

12. Income Taxes

Income tax expense includes current and deferred taxes as follows (dollars in thousands):

	Current	Deferred	Total
Three months ended March 31, 2018:
Federal	$—	$1,390	$1,390
State	139	(380)	(241)
International	—	(344)	(344)

	$139	$666	$805

	Current	Deferred	Total
Three months ended March 31, 2017:
Federal	$1,085	$9,250	$10,335
State	641	919	1,560

	$1,726	$10,169	$11,895

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	March 31,
	2018		2017
Income tax expense / (benefit)		Rate		Rate
Taxes computed at federal rate	$3,753	21.0%	$11,043	35.0%
State and local taxes, net of federal tax benefit	870	4.9%	1,303	4.1%
Rate differential on non-US income	(1)	0.0%	91	0.3%
Effect of (windfalls) shortfalls related to equity compensation	(4,535)	(25.4)%	(1,124)	(3.6)%
Meals and entertainment	321	1.8%	346	1.1%
Other	397	2.2%	236	0.8%

Income tax expense	$805	4.5%	$11,895	37.7%

The Company continues to account for impacts of the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) as estimated amounts, pending further information and analysis, which include the finalization of the tax returns and interpretive Internal Revenues Service guidance.

13. Stockholders Equity

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. Holders of Class A common stock vote together as a single class on all matters presented to the stockholders for their vote or approval. The Company had issued 39,141,404 and 38,742,698 shares of Class A common stock as of March 31, 2018 and December 31, 2017, respectively.

On January 26, 2018, our board of directors declared a special cash dividend of $1.75 per share of Class A common stock to stockholders of record on February 9, 2018. The aggregate dividend payment was paid on February 21, 2018 and totaled approximately $67.8 million based on the number of shares of Class A common stock then outstanding. Additionally, 79,387 restricted stock units (dividend equivalent units) were granted for those unvested and vested but not issued restricted stock units as of the record date of February 9, 2018. These dividend equivalent units follow the same vesting terms as the underlying restricted stock units.

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

HFF, Inc.

Notes to Consolidated Financial Statements - (Continued)

14. Earnings Per Share

The Company’s net income and weighted average shares outstanding for the three-month periods ended March 31, 2018 and 2017 consist of the following:

	Three months ended March 31,
	2018	2017
	(in thousands, except share data)
Net income	$17,068	$19,656
Weighted Average Shares Outstanding:
Basic	39,041,492	38,538,641
Diluted	40,201,900	39,166,361

The calculations of basic and diluted earnings per share amounts for the three-month periods ended March 31, 2018 and 2017 are described and presented below.

Basic Earnings per Share

Numerator — net income for the three-month periods ended March 31, 2018 and 2017, respectively.

Denominator — the weighted average shares of unrestricted Class A common stock for the three-month periods ended March 31, 2018 and 2017, including 218,702 and 199,036 restricted stock units that have vested and whose issuance is no longer contingent as of March 31, 2018 and 2017, respectively.

Diluted Earnings per Share

Numerator — net income for the three-month periods ended March 31, 2018 and 2017 as in the basic earnings per share calculation described above.

Denominator — the weighted average shares of unrestricted Class A common stock for the three-month periods ended March 31, 2018 and 2017, including 218,702 and 199,036 restricted stock units that have vested and whose issuance is no longer contingent as of March 31, 2018 and 2017, respectively, plus the dilutive effect of the unvested restricted stock units, restricted stock and stock options.

	Three months ended March 31,
	2018	2017
	(in thousands, except share data)
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income	$17,068	$19,656
Denominator:
Weighted average number of shares of Class A common stock outstanding	39,041,492	38,538,641
Basic earnings per share of Class A common stock	$0.44	$0.51
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income	$17,068	$19,656
Denominator:
Basic weighted average number of shares of Class A common stock	39,041,492	38,538,641
Add—dilutive effect of:
Unvested restricted stock units	1,143,646	612,779
Stock options	16,762	14,941
Weighted average common shares outstanding — diluted	40,201,900	39,166,361
Diluted earnings per share of Class A common stock	$0.42	$0.50

HFF, Inc.

Notes to Consolidated Financial Statements - (Continued)

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

16. Commitments and Contingencies

Tax Receivable Agreement

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. We have estimated that future payments that will be made to HFF Holdings will be $60.9 million, of which approximately $11.8 million is anticipated to be paid in 2018.

Employment Agreements

In recent years, the Company has entered into arrangements with newly-hired capital markets advisors whereby these capital markets advisors would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the capital markets advisors only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2018 through 2019. Currently, the Company cannot reasonably estimate the amounts that would be payable under all of these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the capital markets advisors achieving the performance targets and the probability of each of the capital markets advisors signing an employment agreement. As of both March 31, 2018 and December 31, 2017, $0.6 million has been accrued for these arrangements on the consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of the Company and its subsidiaries as of March 31, 2018, and the results of our operations for the three month period ended March 31, 2018, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2017.

Overview

Our Business

We are, based on transaction volume, one of the leading providers of commercial real estate and capital markets services to both the consumers and providers of capital in the commercial real estate industry and one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 26 offices with approximately 1,009 associates including approximately 385 capital markets advisors.

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

•

Fluctuations in interest rates. Significant fluctuations in interest rates as well as steady and protracted movements of interest rates in one direction (increases or decreases) could adversely affect the operation and income of commercial real estate properties as well as the demand from investors for commercial real estate investments. Both of these events could adversely affect investor demand and the supply of capital for debt and equity investments in commercial real estate. In particular, increased interest rates may cause prices to decrease due to the increased costs of obtaining financing and could lead to decreases in purchase and sale activities, thereby reducing the amounts of investment advisory and loan originations and related servicing fees. If our debt placement and investment advisory origination and servicing businesses are negatively impacted, it is likely that our other lines of business would also suffer due to the relationship among our various capital markets services.

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

Results of Operations

Following is a discussion of our results of operations for the three months ended March 31, 2018 and March 31, 2017. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2017.

	For the Three Months Ended March 31,				Total Dollar Change	Total Percentage Change
	2018		2017
	Dollars	% of Revenue	Dollars	% of Revenue
	(dollars in thousands)
Revenues
Capital markets services revenue	$125,458	95.3%	$132,713	95.6%	$(7,255)	(5.5)%
Interest on mortgage notes receivable	5,244	4.0%	4,999	3.6%	245	4.9%
Other	916	0.7%	1,094	0.8%	(178)	(16.3)%

Total revenues	131,618	100.0%	138,806	100.0%	(7,188)	(5.2)%
Operating expenses
Cost of services	78,644	59.8%	80,131	57.7%	(1,487)	(1.9)%
Personnel	22,064	16.8%	14,332	10.3%	7,732	53.9%
Occupancy	3,813	2.9%	4,215	3.0%	(402)	(9.5)%
Travel and entertainment	6,382	4.8%	4,709	3.4%	1,673	35.5%
Supplies, research and printing	2,191	1.7%	1,768	1.3%	423	23.9%
Other	15,817	12.0%	12,887	9.3%	2,930	22.7%

Total operating expenses	128,911	97.9%	118,042	85.0%	10,869	9.2%

Operating income	2,707	2.1%	20,764	15.0%	(18,057)	(87.0)%
Interest and other income, net	15,171	11.5%	10,794	7.8%	4,377	40.6%
Interest expense	(5)	(0.0)%	(7)	(0.0)%	2	(28.6)%
(Increase) decrease in payable under tax receivable agreement	—	0.0%	—	0.0%	—	0.0%

Income before income taxes	17,873	13.6%	31,551	22.7%	(13,678)	(43.4)%
Income tax expense	805	0.6%	11,895	8.6%	(11,090)	(93.2)%

Net income	$17,068	13.0%	$19,656	14.2%	$(2,588)	(13.2)%

Adjusted EBITDA (1)	$20,706	15.7%	$32,457	23.4%	$(11,751)	(36.2)%

(1)	The Company defines Adjusted EBITDA as net income before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) stock-based compensation expense, which is a non-cash charge, (v) income recognized on the initial recording of mortgage servicing rights that are acquired with no initial consideration and the inherent value of servicing rights, which are non-cash income amounts, and (vi) the increase (decrease) in payable under the tax receivable agreement, which represents changes in a liability recorded on the Company’s consolidated balance sheet determined by the ongoing remeasurement of related deferred tax assets and, therefore, can be income or expense in the Company’s consolidated statement of income in any individual period. The Company uses Adjusted EBITDA in its business operations to, among other things, evaluate the performance of its business, develop budgets and measure its performance against those budgets. The Company also believes that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate its overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP. The Company finds Adjusted EBITDA as a useful tool to assist in evaluating performance because it eliminates items related to capital structure and taxes, including the Company’s tax receivable agreement. Note that the Company classifies the interest expense on its warehouse lines of credit as an operating expense and, accordingly, it is not eliminated from net income in determining Adjusted EBITDA. Some of the items that the Company has eliminated from net income in determining Adjusted EBITDA are significant to the Company’s business. For example, (i) interest expense is a necessary element of the Company’s costs and ability to generate revenue because it incurs interest expense related to any outstanding indebtedness, (ii) payment of income taxes is a necessary element of the Company’s costs, and (iii) depreciation and amortization are necessary elements of the Company’s costs.

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

Set forth below is a reconciliation of consolidated net income to Adjusted EBITDA for the Company for the three months ended March 31, 2018 and 2017:

Adjusted EBITDA for the Company is calculated as follows:

(dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Net income	$17,068	$19,656
Add:
Interest expense	5	7
Income tax expense	805	11,895
Depreciation and amortization	5,481	3,667
Stock-based compensation (a)	5,752	3,906
Initial recording of mortgage servicing rights	(8,405)	(6,674)
Increase (decrease) in payable under the tax receivable agreement	—	—

Adjusted EBITDA	$20,706	$32,457

(a)	Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation plan, office profit participation plans and executive bonus plan that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of comprehensive income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation plan, office profit participation plans and executive bonus plan. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

Revenues. Our total revenues were $131.6 million for the three months ended March 31, 2018 compared to $138.8 million for the same period in 2017, a decrease of $7.2 million, or 5.2%. Revenues decreased primarily due to a 17.4% decrease in total production volume as compared to the first quarter of 2017.

•	The revenues we generated from capital markets services for the three months ended March 31, 2018 decreased approximately $7.3 million, or 5.5%, to $125.5 million from $132.7 million for the same period in 2017. The decrease is primarily attributable to a 17.4% decrease in the total production volume during the first quarter of 2018 compared to the first quarter of 2017.

•	The revenues derived from interest on mortgage notes receivable were $5.2 million for the three months ended March 31, 2018 compared to $5.0 million for the same period in 2017, an increase of approximately $0.2 million. Revenues increased primarily as a result of an increase in the average principal balance per loan associated with loan originations in the first quarter of 2018 compared to the first quarter of 2017 in connection with the Freddie Mac Program.

•	The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $0.9 million for the three months ended March 31, 2018 compared to $1.1 million for the three-month period ended March 31, 2017, a decrease of $0.2 million.

Total Operating Expenses. Our total operating expenses were $128.9 million for the three months ended March 31, 2018 compared to $118.0 million for the same period in 2017, an increase of $10.9 million, or approximately 9.2%. Expenses increased primarily due to personnel costs associated with an increase in headcount, incentive compensation, travel and entertainment costs and other operating costs. Included within operating expenses during the first quarter 2018 are costs associated with an additional compensation award with a total award value of $8.4 million to certain members of the Company’s leadership team. The additional compensation award included cash payments in the amount of approximately $4.2 million, which amount was included in operating expenses for the first quarter of 2018.

•	Cost of services for the three months ended March 31, 2018 decreased $1.5 million, or 1.9%, to $78.6 million from $80.1 million for the same period in 2017. The decrease is primarily the result of the reduction in commissions associated with the decline in capital markets services revenue. Reductions in commissions were partially offset by an increase in compensation expense including costs directly tied to employment agreements for recruited capital markets advisors. Cost of services as a percentage of capital markets services revenues was approximately 62.7% and 60.4% for the three-month periods ended March 31, 2018 and March 31, 2017, respectively.

•	Personnel expenses that are not directly attributable to providing services to our clients increased approximately $7.7 million, or 53.9%, to $22.1 million for the three months ended March 31, 2018 from $14.3 million for the same period in 2017. The increase is primarily related to cash incentive compensation costs of $4.2 million associated with the additional compensation award during the first quarter of 2018. Personnel expenses are also impacted quarterly by the adjustments made to accrue for the estimated expense associated with the Plans. The Plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. The stock compensation cost included in personnel expenses was $5.8 million and $3.9 million for the three months ended March 31, 2018 and 2017, respectively. The increase in stock compensation costs is primarily due to a $1.4 million increase associated with February 2018 grants. At March 31, 2018, there was approximately $56.9 million of unrecognized compensation cost related to share-based awards. The weighted average remaining contractual term of the unvested restricted stock units is 2.5 years as of March 31, 2018. The weighted average remaining contractual term of the vested options is 1.9 years as of March 31, 2018.

•	Occupancy expenses for the three months ended March 31, 2018 decreased $0.4 million, or 9.5%, to $3.8 million compared to $4.2 million in the three months ended March 31, 2017. The reduction relates to office relocation costs incurred during the prior year period.

•	Travel and entertainment expenses for the three months ended March 31, 2018 increased $1.7 million, or 35.5%, to $6.4 million compared to the same period in 2017. These increases are primarily due to increased travel and entertainment costs stemming from the increase in headcount.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $15.8 million in the three months ended March 31, 2018, an increase of $2.9 million, or 22.7%, versus $12.9 million in the three months ended March 31, 2017. This increase is primarily related to additional amortization associated with an increase in the mortgage servicing right intangible assets as well as higher interest on the warehouse line of credit, and to a lesser extent, increases in professional fees.

Net Income. Our net income for the three months ended March 31, 2018 was $17.1 million, a decrease of approximately $2.6 million versus $19.7 million for the same fiscal period in 2017. This decrease is primarily due to the reduction in operating income partially offset by a reduction in income tax expense and an increase in interest and other income, net.

Interest and other income, net for the three months ended March 31, 2018 was $15.2 million, an increase of $4.4 million as compared to $10.8 million for the same fiscal period in 2017 primarily due to an increase in income from the valuation of mortgage servicing rights of $1.7 million and income earned related to securitization of certain Freddie Mac mortgage servicing rights.

•	The interest expense we incurred in the three months ended March 31, 2018 was $5,000 as compared to $7,000 in the three months ended March 31, 2017.

•	Income tax expense was approximately $0.8 million for the three months ended March 31, 2018, as compared to $11.9 million in the three months ended March 31, 2017. In addition to the reduction in income before income taxes, the decrease relates to a windfall associated with stock based incentive compensation vesting activity along with the reduction in the statutory tax rate related to the 2017 Tax Act. During the three months ended March 31, 2018, the Company recorded a current income tax expense of $0.1 million and deferred income tax expense of $0.7 million.

Financial Condition

Total assets increased to $1.3 billion at March 31, 2018 from $892.2 million at December 31, 2017, primarily due to an increase in mortgage notes receivable of $510.9 million due to a higher number of loans pending sale to Freddie Mac at March 31, 2018, compared to December 31, 2017, an increase in accounts receivable of $4.6 million and an increase in intangible assets, net of $2.8 million. These increases were partially offset by a decrease in cash and cash equivalents and restricted cash of $84.0 million primarily due to a dividend payment of $67.8 million and annual incentive compensation distributions.

Total liabilities increased to $1.1 billion at March 31, 2018 from $605.7 million at December 31, 2017, primarily due to an increase in amounts outstanding under the warehouse lines of credit of $508.6 million due to a larger number of loans outstanding related to our Freddie Mac business at March 31, 2018, compared to December 31, 2017. This was partially offset by a decrease in accrued compensation and related taxes of $18.3 million primarily due to the payment of incentive compensation that was accrued as of December 31, 2017.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of payments under the tax receivable agreement and payment of commissions and bonuses to employees.

First Three Months of 2018

Cash and cash equivalents and restricted cash decreased $84.0 million in the three months ended March 31, 2018. Net cash of $1.9 million was used in operating activities compared to net cash provided by operating activities of $13.1 million in the three-month period ended March 31, 2017. The reduction in cash flows from operating activities was primarily related to reduced net income in the current year period as well as additional payments related to accrued compensation and related taxes and other accrued liabilities. Investing activities used $0.5 million of cash resulting from investments in property and equipment. Financing activities used $81.9 million principally related to a $67.8 million dividend payment that we made to holders of our Class A common stock on February 21, 2018. Additionally, $14.1 million was used to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings.

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

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At March 31, 2018, our cash and cash equivalents of approximately $191.1 million were invested or held in a mix of money market funds and bank demand deposit accounts at three financial institutions. Our liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash level, credit lines, interest and payments on debt, capital expenditures and other matters relating to liquidity and compliance with regulatory net capital requirements.

During the three-month period ended March 31, 2018, we used approximately $1.9 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the three months ended March 31, 2018, we incurred approximately $128.9 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the three months ended March 31, 2018, approximately 51.6% of our operating expenses were considered variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. However, if the economy deteriorates in the future, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings in U.S. federal, state and local income tax that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. We have estimated that future payments that will be made to HFF Holdings will be $60.9 million, of which approximately $11.8 million is anticipated to be paid in 2018.

Our liquidity needs related to our long-term obligations are primarily related to our facility leases. For the three months ended March 31, 2018, we incurred approximately $3.2 million in lease related occupancy expenses.

We are a party to an uncommitted $600 million financing arrangement with PNC that has a maximum capacity of $1.0 billion. We also have an uncommitted $150 million financing arrangement with Huntington that can be increased to $175 million three times in a one-year period for 45 calendar days. Pursuant to these arrangements, PNC or Huntington funds the multifamily Freddie Mac loan closings in accordance with the Freddie Mac Program on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting our participation in the Freddie Mac Program and cannot be used for any other purpose. As of March 31, 2018, we had outstanding borrowings of $958.8 million under the PNC/Huntington arrangements. Non-cash activity totaling $508.6 million increased these financing arrangements during the three-month period ended March 31, 2018. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in the Freddie Mac Program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

Critical Accounting Policies

We prepare our financial statements in accordance with U.S. generally accepted accounting principles. In applying many of these accounting principles, we need to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and judgments, however, are often subjective and our actual results may change negatively based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. See the notes to our consolidated financial statements for a summary of our significant accounting policies.

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

Intangible Assets. Intangible assets include mortgage servicing rights under agreements with third-party lenders, non-competition agreements and customer relationships. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, we determine the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering our own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, we have consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of March 31, 2018, the fair value and net book value of the servicing rights were $78.3 million and $61.4 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 149%, the discount rate increased 98% or if there is a 16% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the potential impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization. We evaluate intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

The Company continues to account for impacts of the 2017 Tax Act as estimated amounts, pending further information and analysis, which include the finalization of the tax returns and interpretive Internal Revenues Service guidance.

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

The net deferred tax asset of $50.2 million at March 31, 2018 is comprised mainly of a $55.7 million deferred tax asset related to the Section 754 of the Internal Revenue Code (“Section 754”) election tax basis step up. The net deferred tax asset related to the Section 754 election tax basis step up represents annual pre-tax deductions on the Section 754 basis step up and payments under the tax receivable agreement of approximately $38.4 million in 2018, then increasing to $45.7 million in 2021 and then decreasing over the next eight years to approximately $0.1 million by 2029. In order to realize the anticipated pre-tax benefit of approximately $38.4 million in 2018, the Company needs to generate approximately $369 million in revenue, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit each year, the shortfall becomes a net operating loss that can be carried forward indefinitely to offset future taxable income. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction would be made in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of comprehensive income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets.

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

Seasonality

Our capital markets services revenue has historically been seasonal, which can affect an investor’s ability to compare our financial condition and results of operation on a quarter-by-quarter basis. This seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first half of the year and higher in the second half of the year. The typical concentration of earnings and cash flows in the last half of the year has historically been due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. However, disruptions, write-offs and credit losses in the global and domestic capital markets, liquidity issues facing all global capital markets, and in particular, U.S. commercial real estate markets, this historical pattern of seasonality may or may not continue.

Effect of Inflation and Deflation

Inflation or deflation, or both, could significantly affect our compensation costs, particularly those not directly tied to our capital markets advisors’ compensation, due to factors such as availability of capital and/or increased costs of capital. The rise of inflation could also significantly and adversely affect certain expenses, such as debt service costs, information technology and occupancy costs. To the extent that inflation or deflation results in rising interest rates and has other effects upon the commercial real estate markets in which we operate and, to a lesser extent, the securities markets, it may affect our financial position and results of operations by reducing the demand for commercial real estate and related services which could have a material adverse effect on our financial condition. See Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For information regarding Recent Accounting Pronouncements, see Note 1 of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Rate Risk

We may be subject to exposures to changes in foreign currency exchange rates. Our risk management objective is to reduce our exposure to the effects of changes in exchange rates and we may manage our exposure to changes in foreign currency exchange rates by entering into foreign currency forward contracts. We did not engage in foreign currency hedging transactions during the three-month periods ended March 31, 2018 and 2017.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the three-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

A. Exhibits

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HFF, INC.

Dated: May 4, 2018	By:	/s/ Mark D. Gibson
Mark D. Gibson
Chief Executive Officer, Director and Executive Managing Director (Principal Executive Officer)

Dated: May 4, 2018	By:	/s/ Gregory R. Conley
Gregory R. Conley
Chief Financial Officer (Principal Financial and Accounting Officer)