Form 10-Q
period 2018-06-30
HFF, Inc.
filed 2018-08-02
CIK 1380509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding as of July 31, 2018 was 39,116,031 shares.

HFF, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The forward-looking statements reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under the caption “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and our other periodic filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by securities laws.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HFF, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$226,059	$272,801
Restricted cash	2,656	4,001
Accounts receivable	4,573	2,272
Mortgage notes receivable	251,540	450,821
Prepaid taxes	11,751	978
Prepaid expenses and other current assets	14,092	16,575

Total current assets	510,671	747,448
Property and equipment, net	17,348	17,897
Deferred tax asset, net	44,569	50,874
Goodwill	8,624	8,688
Intangible assets, net	64,418	58,837
Other noncurrent assets	6,132	8,461

Total Assets	$651,762	$892,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$164	$269
Warehouse line of credit	250,546	450,255
Accrued compensation and related taxes	52,535	52,574
Accounts payable	1,243	3,527
Payable under tax receivable agreement	11,838	11,838
Other current liabilities	9,972	25,338

Total current liabilities	326,298	543,801
Deferred rent credit	12,245	12,700
Payable under the tax receivable agreement, less current portion	49,101	49,101
Long-term debt, less current portion	105	136

Total liabilities	387,749	605,738
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 authorized; 39,141,404 and 38,742,698 shares issued, respectively; 39,113,015 and 38,579,544 shares outstanding, respectively	391	387
Treasury stock, 28,389 and 163,154 shares at cost, respectively	(1,325)	(4,971)
Additional paid-in-capital	147,198	144,304
Accumulated other comprehensive (loss) income	(148)	171
Retained earnings	117,897	146,576

Total equity	264,013	286,467

Total liabilities and stockholders’ equity	$651,762	$892,205

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Comprehensive Income

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenues
Capital markets services revenue	$148,591	$133,715	$274,049	$266,428
Interest on mortgage notes receivable	4,269	2,717	9,513	7,716
Other	871	932	1,787	2,026

	153,731	137,364	285,349	276,170

Expenses
Cost of services	85,604	79,290	164,248	159,421
Personnel	18,950	15,290	41,014	29,622
Occupancy	4,120	4,157	7,933	8,372
Travel and entertainment	5,011	5,000	11,393	9,709
Supplies, research, and printing	2,569	2,028	4,760	3,796
Insurance	732	619	1,421	1,223
Professional fees	2,004	1,707	3,674	3,613
Depreciation and amortization	5,813	4,032	11,294	7,699
Interest on warehouse line of credit	3,576	2,118	7,787	5,656
Other operating	3,823	3,726	7,589	6,898

	132,202	117,967	261,113	236,009

Operating income	21,529	19,397	24,236	40,161

Interest and other income, net	11,743	13,042	26,914	23,836
Interest expense	(4)	(5)	(9)	(12)
(Increase) decrease in payable under the tax receivable agreement	—	—	—	—

Income before income taxes	33,268	32,434	51,141	63,985
Income tax expense	8,929	12,972	9,734	24,867

Net income	$24,339	$19,462	$41,407	$39,118

Other comprehensive income:

Foreign currency translation adjustments	(814)	(34)	(319)	(37)

Comprehensive income	$23,525	$19,428	$41,088	$39,081

Earnings per share – Basic and Diluted
Earnings per share available to HFF, Inc. common stockholders – Basic	$0.62	$0.50	$1.06	$1.01
Earnings per share available to HFF, Inc. common stockholders – Diluted	$0.61	$0.49	$1.03	$0.99

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2017	38,579,544	$387	163,154	$(4,971)	$144,304	$171	$146,576	$286,467
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	—	1,304	1,304
Stock compensation and other, net	—	—	—	—	16,982	—	—	16,982
Issuance of Class A common stock, net	832,402	4	(433,696)	17,747	(17,706)	—	—	45
Repurchase of Class A common stock	(298,931)	—	298,931	(14,101)	—	—	—	(14,101)
Foreign currency translation adjustment	—	—	—	—	—	(319)	—	(319)
Dividends paid	—	—	—	—	3,618	—	(71,390)	(67,772)
Net income	—	—	—	—	—	—	41,407	41,407

Stockholders’ equity, June 30, 2018	39,113,015	$391	28,389	$(1,325)	$147,198	$(148)	$117,897	$264,013

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Stockholders’ equity, December 31, 2016	38,091,123	$385	372,325	$(11,477)	$132,513	$—	$115,121	$236,542
Stock compensation and other, net	—	—	—	—	12,668	—	(557)	12,111
Issuance of Class A common stock, net	678,078	2	(401,196)	12,325	(12,327)	—	—	—
Repurchase of Class A common stock	(193,549)	—	193,549	(5,850)	—	—	—	(5,850)
Foreign currency translation adjustment	—	—	—	—	—	(37)	—	(37)
Dividends paid	—	—	—	—	2,937	—	(62,954)	(60,017)
Net income	—	—	—	—	—	—	39,118	39,118

Stockholders’ equity, June 30, 2017	38,575,652	$387	164,678	$(5,002)	$135,791	$(37)	$90,728	$221,867

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
Operating activities
Net income	$41,407	$39,118
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	12,546	8,752
Deferred taxes	6,358	12,959
Depreciation	2,240	2,102
Amortization	9,054	5,597
Gain on sale or disposition of assets, net	(13,204)	(13,926)
Mortgage service rights assumed	(1,833)	(2,085)
Increase (decrease) in cash from changes in:
Accounts receivable	306	(2,500)
Mortgage notes receivable	199,709	(466,331)
Net borrowings on warehouse line of credit	(199,709)	466,331
Prepaid taxes, prepaid expenses and other current assets	(8,290)	(2,762)
Other noncurrent assets	2,329	(5,197)
Accrued compensation and related taxes	3,041	(1,488)
Accounts payable	(2,284)	(765)
Other current liabilities	(15,366)	1,282
Deferred rent	(455)	(549)

Net cash provided by operating activities	35,849	40,538
Investing activities
Purchases of property and equipment	(1,716)	(1,954)
Purchase of businesses	—	(6,230)

Net cash used in investing activities	(1,716)	(8,184)
Financing activities
Payments on long-term debt	(136)	(254)
Proceeds from stock options exercised	45	—
Dividends paid	(67,772)	(60,017)
Treasury stock	(14,101)	(5,850)

Net cash used in financing activities	(81,964)	(66,121)

Effects of exchange rate changes on cash and cash equivalents and restricted cash	(256)	(37)

Net decrease in cash and cash equivalents and restricted cash	(48,087)	(33,804)
Cash and cash equivalents and restricted cash, beginning of period	276,802	235,582

Cash and cash equivalents and restricted cash, end of period	$228,715	$201,778

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

HFF, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

The Company adopted the requirements of the new standard on January 1, 2018, using the modified retrospective approach. Under this method, we could elect to apply the cumulative effect method to either all contracts as of the date of initial application or only to contracts that are not complete as of that date. We elected to apply the modified retrospective method to contracts that are not complete as of the date of initial application. Comparative information has not been adjusted and continues to be reported under the prior revenue recognition accounting guidance. The Company recorded a $1.3 million cumulative effect adjustment to retained earnings related to the adoption of the new standard. As a result of the adoption of Topic 606, the Company now estimates the variable consideration associated with equity capital raising fees and recognizes the revenue once the constraint on revenue is lifted, which generally occurs once capital is committed. For additional information regarding the adoption of Topic 606, refer to Note 2 within the notes to the financial statements.

In February 2016, the FASB issued new guidance on the accounting for leases. This new guidance will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability. The new lease accounting requirements are effective for the Company’s 2019 fiscal year with a modified retrospective transition approach required, with early adoption permitted. The Company is currently in the process of evaluating its existing lease portfolio, including accumulating all of the necessary information required to properly account for the leases under the new standard. In addition, the Company is evaluating additional changes to the processes and internal controls to ensure the standard’s reporting disclosure requirements are met. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In June 2016, the FASB issued its final standard on measurement of credit losses on financial instruments. This standard, issued as ASU 2016-13, requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. This update is effective for annual and interim financial statement periods beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. The Company is currently evaluating this standard to determine the impact of adoption on its consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07 “Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting”, to simplify the accounting for share–based payments granted to nonemployees by aligning the accounting with the requirements for employee share–based compensation. ASU 2018-07 is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

HFF, Inc.

Notes to Consolidated Financial Statements – (Continued)

2. Summary of Significant Accounting Policies

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the six months ended June 30, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018.

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

Total Revenues:

Capital markets services revenues.    We earn our capital markets services revenue through the following activities and sources:

•

Origination fees.    Our origination fees are earned through the placement of debt and equity or structured financing for commercial real estate transactions. Fees earned by the Securities Subsidiaries for discretionary and non-discretionary equity capital raises and other debt referral transactions are also included within origination fees in our consolidated statements of comprehensive income.

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

HFF, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

Other.    Certain of the Company’s fee agreements provide for reimbursement of transaction-related costs which the Company recognizes as other revenue. Reimbursements received from clients for out-of-pocket expenses are characterized as revenue in the consolidated statements of comprehensive income rather than as a reduction of expenses incurred. Because the Company is the primary obligor, has supplier discretion, and bears the credit risk for such expenses, the Company records reimbursement revenue for such out-of-pocket expenses. Reimbursement revenue is recognized over time based upon the measure of progress to completion.

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by its multiple platforms, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following table provides a reconciliation of the Company’s revenue recognized under Topic 606 to the Company’s consolidated revenues:

Revenue Category	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Debt placement origination fees	$58,563	$113,434
Equity placement origination fees	13,274	27,355
Investment advisory fees	65,997	113,520
Loan sales	2,296	2,888

Revenue recognized under Topic 606	140,130	257,197
Loan servicing fees	8,461	16,852

Capital markets services revenue	148,591	274,049
Interest on mortgage notes receivable	4,269	9,513
Other(1)	871	1,787

Total revenue	$153,731	$285,349

(1)-	Other revenues are recognized under Topic 606

HFF, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

3. Stock Compensation

The stock compensation cost that has been charged against income for the three and six months ended June 30, 2018 was $6.8 million and $12.5 million, respectively, which is recorded in personnel expenses in the consolidated statements of comprehensive income. Stock compensation cost for the three and six months ended June 30, 2017 was $4.8 million and $8.8 million, respectively. At June 30, 2018, there was approximately $50.1 million of unrecognized compensation cost related to non-vested restricted stock units with a weighted average remaining contractual term of 2.2 years. As of June 30, 2018, there were 2,371,405 restricted stock units outstanding, of which 2,141,103 have continued vesting requirements.

During the three-month period ended June 30, 2018, no options were granted, vested or forfeited and 7,335 options were exercised for which treasury shares were re-issued.

During the three-month period ended June 30, 2018, 14,460 new restricted stock units were granted, 14,460 restricted stock units vested of which 2,860 were converted to Class A common stock, and 18,969 restricted stock units were forfeited.

The fair value of vested restricted stock units was $7.9 million at June 30, 2018.

HFF, Inc.

Notes to Consolidated Financial Statements – (Continued)

4. Property and Equipment

Property and equipment consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Furniture and equipment	$8,587	$8,192
Computer equipment	2,182	2,139
Capitalized software costs	3,015	2,567
Leasehold improvements	20,042	19,536

Subtotal	33,826	32,434
Less accumulated depreciation and amortization	(16,478)	(14,537)

	$17,348	$17,897

At June 30, 2018 and December 31, 2017, the Company has recorded, within furniture and equipment, office equipment under capital leases of $1.5 million and $1.7 million, respectively, including accumulated amortization of $1.2 million and $1.3 million, respectively, which is included within depreciation and amortization expense in the accompanying consolidated statements of comprehensive income. See Note 7 for discussion of the related capital lease obligations.

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

The Company’s goodwill at June 30, 2018 is summarized as follows (in thousands):

Balance at December 31, 2017	$8,688
Additions through acquisitions	—
Foreign currency translation	(64)

Balance at June 30, 2018	$8,624

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. No goodwill impairment test was required for the three months ended June 30, 2018.

The Company’s intangible assets are summarized as follows:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Intangible assets:
Mortgage servicing rights	$102,789	$(38,623)	$64,166	$92,856	$(34,373)	$58,483
Other	952	(700)	252	959	(605)	354

Total intangible assets	$103,741	$(39,323)	$64,418	$93,815	$(34,978)	$58,837

The Company’s intangible assets consist of mortgage servicing rights, non-competition agreements and customer relationships. The non-competition agreements and customer relationships intangible assets relate to the acquisitions completed during the first quarter of 2017 and were assigned a five- and one-year useful life, respectively.

HFF, Inc.

Notes to Consolidated Financial Statements – (Continued)

As of June 30, 2018 and December 31, 2017, the Company serviced $75.0 billion and $69.8 billion, respectively, of commercial loans. The Company earned $8.5 million and $16.9 million in servicing fees for the three- and six-month periods ended June 30, 2018, respectively. The Company earned $6.9 and $13.6 million in servicing fees for the three- and six-month periods ended June 30, 2017, respectively. These revenues are recorded within capital markets services revenues in the consolidated statements of comprehensive income.

The total commercial loan servicing portfolio includes loans for which there are no corresponding mortgage servicing rights recorded on the balance sheet, as these servicing rights were assumed prior to the Company’s adoption of ASC 860, Transfers and Servicing (“ASC 860”) on January 1, 2007 and involved no initial consideration paid by the Company. As of June 30, 2018 and December 31, 2017 the Company has recorded mortgage servicing rights of $64.2 million and $58.5 million on $74.1 billion and $68.8 billion, respectively, of the total loans serviced.

The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (“CMBS”), Freddie Mac and limited-service life company loans.

Changes in the carrying value of mortgage servicing rights for the six-month periods ended June 30, 2018 and 2017, were as follows (dollars in thousands):

Category	12/31/17	Capitalized	Amortized	6/30/18
Freddie Mac	$40,468	$12,800	$(5,584)	$47,684
CMBS	13,514	481	(1,743)	12,252
Life company	3,833	1,202	(1,374)	3,661
Life company – limited	668	150	(249)	569

Total	$58,483	$14,633	$(8,950)	$64,166

Category	12/31/16	Capitalized	Amortized	6/30/17
Freddie Mac	$16,234	$11,094	$(2,161)	$25,167
CMBS	16,247	441	(2,068)	14,620
Life company	3,567	1,458	(1,195)	3,830
Life company – limited	566	186	(173)	579

Total	$36,614	$13,179	$(5,597)	$44,196

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Federal Home Loan Mortgage Corporation (“Freddie Mac”) and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $6.5 million and $12.8 million on $1.8 billion and $3.1 billion of loans, respectively, during the three- and six-month periods ended June 30, 2018, respectively and $6.2 million and $11.1 million on $1.2 billion and $2.6 billion of loans during the three-and six-month periods ended June 30, 2017, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration on the CMBS and Life company tranches of $0.9 million and $1.8 million on $3.1 billion and $6.0 billion of loans during the three- and six-month periods ended June 30, 2018, respectively and $0.8 million and $2.1 million on $2.3 billion and $5.8 billion of loans during the three- and six-month periods ended June 30, 2017, respectively. The Company also received securitization compensation in relation to the securitization of certain Freddie Mac mortgage servicing rights in the three- and six-month periods ended June 30, 2018 of $3.2 million and $8.1 million, respectively and $3.6 million and $5.1 million for the three- and six- month periods ended June 30, 2017, respectively. The securitization compensation is recorded within interest and other income, net in the consolidated statements of comprehensive income.

Amortization expense related to intangible assets was $4.7 million and $9.1 million during the three- and six-month periods ended June 30, 2018, respectively and $2.9 million and $5.6 million during the three- and six-month periods ended June 30, 2017, respectively and is recorded in depreciation and amortization in the consolidated statements of comprehensive income.

HFF, Inc.

Notes to Consolidated Financial Statements – (Continued)

Estimated amortization expense for the remainder of 2018 and the following five years is as follows (dollars in thousands):

Remainder of 2018	$7,159
2019	12,402
2020	10,313
2021	8,744
2022	7,792
2023	6,804

The weighted-average life of the mortgage servicing rights intangible asset was 6.7 years at June 30, 2018.

6. Fair Value Measurement

ASC Topic 820, Fair Value Measurement establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into the following three levels: Level 1 inputs which are quoted market prices in active markets for identical assets or liabilities; Level 2 inputs which are observable market-based inputs or unobservable inputs corroborated by market data for the asset or liability; and Level 3 inputs which are unobservable inputs based on our own assumptions that are not corroborated by market data. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

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

The following tables set forth the Company’s financial assets that were accounted for at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2018 and December 31, 2017 (in thousands):

Recurring fair value measurements

		Fair Value Measurements Using:
June 30, 2018	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage notes receivable	$251,540	$—	$251,540	$—

Total recurring fair value measurements	$251,540	$—	$251,540	$—

		Fair Value Measurements Using:
December 31, 2017	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage notes receivable	$450,821	$—	$450,821	$—

Total recurring fair value measurements	$450,821	$—	$450,821	$—

HFF, Inc.

Notes to Consolidated Financial Statements – (Continued)

The valuation of mortgage notes receivable is calculated based on already locked in interest rates. These assets are classified as Level 2 in the fair value hierarchy as all inputs are reasonably observable.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of June 30, 2018 and December 31, 2017 (in thousands):

Nonrecurring fair value measurements:

		Fair Value Measurements Using:
June 30, 2018	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage servicing rights	$64,166	$—	$—	$82,242

Total nonrecurring fair value measurements	$64,166	$—	$—	$82,242

		Fair Value Measurements Using:
December 31, 2017	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage servicing rights	$58,483	$—	$—	$75,899

Total nonrecurring fair value measurements	$58,483	$—	$—	$75,899

In accordance with GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights. The mortgage servicing rights are recorded at fair value upon initial recording and were not remeasured at fair value during the second quarter of 2018 because the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at June 30, 2018.

Mortgage servicing rights do not trade in an active, open market with readily-available observable prices. Since observable inputs do not exist to determine the market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights, including the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Expected life of cash flows	3 years to 10 years	3 years to 10 years
Discount rate(1)	10% to 16%	10% to 16%
Prepayment rate	0% to 8%	0% to 8%
Inflation rate	2%	2%
Cost of service per loan	$1,920 to $4,765	$1,920 to $4,780

(1)	Reflects the time value of money and the risk of future cash flows related to the possible cancellation of servicing contracts, transferability restrictions on certain servicing contracts, concentration in the life company portfolio and large loan risk.

The above assumptions are subject to change based on management’s judgments and estimates of future changes in the risks related to future cash flows and interest rates. Changes in these factors would cause a corresponding increase or decrease in the prepayment rates and discount rates used in the Company’s valuation model.

HFF, Inc.

Notes to Consolidated Financial Statements – (Continued)

The Company’s financial instruments also include cash and cash equivalents, restricted cash and warehouse lines of credit. The cash and cash equivalents and restricted cash balances include accounts with maturities of less than three months and therefore, the carrying amount approximates fair value due to the short-term maturities of these instruments. The cash and cash equivalents and restricted cash accounts are classified as Level 1 within the fair value hierarchy. The warehouse line of credit is a short-term facility with variable interest rates and therefore, fair value approximates carrying value. The warehouse line of credit is classified as Level 2 within the fair value hierarchy.

7. Capital Lease Obligations

Capital lease obligations consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Capital lease obligations	$269	$405
Less current maturities	164	269

	$105	$136

Capital lease obligations consist primarily of office equipment leases that expire at various dates through March 2023. A summary of future minimum lease payments under capital leases at June 30, 2018 is as follows:

Future minimum lease payments
(in thousands)
Remainder of 2018	$105
2019	97
2020	50
2021	7
2022	8
Thereafter	2

$269

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

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting the Company’s participation in the Freddie Mac Program and cannot be used for any other purpose. As of June 30, 2018 and December 31, 2017, HFF LP had $250.5 million and $450.3 million, respectively, outstanding on the warehouse lines of credit. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (2.09% and 1.37% at June 30, 2018 and December 31, 2017, respectively) plus a spread. HFF LP is also paid interest on the mortgage note receivable secured by a multifamily loan at the rate in the Freddie Mac note.

HFF, Inc.

Notes to Consolidated Financial Statements – (Continued)

9. Lease Commitments

The Company leases various corporate offices (which leases sometime include parking spaces) and office equipment under noncancelable operating leases. These leases have initial terms of three to eleven years. Several of the leases have termination clauses whereby the term may be reduced by two to eight years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $3.4 million and $6.6 million during the three- and six-month periods ended June 30, 2018 and $3.3 million and $7.0 million during the three- and six-month periods ended June 30, 2017, respectively, and is recorded within occupancy expense in the consolidated statements of comprehensive income.

Future minimum rental payments for the remainder of 2018 and the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows:

Future minimum rent payments
(in thousands)
Remainder of 2018	$6,001
2019	11,035
2020	10,689
2021	9,235
2022	7,025
2023	4,162

The Company subleases certain office space to subtenants, which subleases may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of comprehensive income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2023. See Note 4 and Note 7 above for further description of the assets and related obligations recorded under these capital leases at June 30, 2018 and December 31, 2017, respectively.

10. Servicing

The Company services commercial real estate loans for lenders. The unpaid principal balance of the servicing portfolio totaled $75.0 billion and $69.8 billion at June 30, 2018 and December 31, 2017, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At June 30, 2018 and December 31, 2017, the funds held in escrow totaled $197.1 million and $208.3 million, respectively. These funds, and the offsetting obligations, are not presented in the Company’s financial statements as they do not represent the assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. The fees earned on these escrow funds are reported in interest and other income, net in the consolidated statements of comprehensive income.

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

HFF, Inc.

Notes to Consolidated Financial Statements – (Continued)

12. Income Taxes

Income tax expense includes current and deferred taxes as follows (dollars in thousands):

	Current	Deferred	Total
Six months ended June 30, 2018:
Federal	$2,900	$5,761	$8,661
State	476	1,110	1,586
Foreign	—	(513)	(513)

	$3,376	$6,358	$9,734

	Current	Deferred	Total
Six months ended June 30, 2017:
Federal	$10,319	$11,749	$22,068
State	1,589	1,210	2,799

	$11,908	$12,959	$24,867

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	June 30,
	2018		2017
Income tax expense / (benefit)		Rate		Rate
Taxes computed at federal rate	$10,761	21.0%	$22,395	35.0%
State and local taxes, net of federal tax benefit	2,451	4.8%	2,601	4.1%
Rate differential on non-US income	18	0.0%	177	0.3%
Effect of (windfalls) shortfalls related to equity compensation	(4,538)	(8.9)%	(1,126)	(1.8)%
Meals and entertainment	674	1.3%	758	1.2%
Other	368	0.7%	62	0.1%

Income tax expense	$9,734	18.9%	$24,867	38.9%

The Company continues to account for impacts of the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) as estimated amounts, pending further information and analysis, which include the finalization of the tax returns and interpretive Internal Revenues Service guidance.

13. Stockholders’ Equity

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. Holders of Class A common stock vote together as a single class on all matters presented to the stockholders for their vote or approval. The Company had issued 39,141,404 and 38,742,698 shares of Class A common stock as of June 30, 2018 and December 31, 2017, respectively.

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

HFF, Inc.

Notes to Consolidated Financial Statements – (Continued)

14. Earnings Per Share

The Company’s net income and weighted average shares outstanding for the three- and six-month periods ended June 30, 2018 and 2017 consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands, except share data)
Net income	$24,339	$19,462	$41,407	$39,118
Weighted Average Shares Outstanding:
Basic	39,249,872	38,694,339	39,146,258	38,616,920
Diluted	40,092,088	39,487,689	40,147,571	39,327,455

The calculations of basic and diluted earnings per share amounts for the three- and six-month periods ended June 30, 2018 and 2017 are described and presented below.

Basic Earnings per Share

Numerator — net income for the three- and six-month periods ended June 30, 2018 and 2017, respectively.

Denominator — the weighted average shares of unrestricted Class A common stock for the three- and six-month periods ended June 30, 2018 and 2017, including 230,302 and 211,593 restricted stock units that have vested and whose issuance is no longer contingent as of June 30, 2018 and 2017, respectively.

Diluted Earnings per Share

Numerator — net income for the three- and six-month periods ended June 30, 2018 and 2017 as in the basic earnings per share calculation described above.

Denominator — the weighted average shares of unrestricted Class A common stock for the three- and six-month periods ended June 30, 2018 and 2017, including 230,302 and 211,593 restricted stock units that have vested and whose issuance is no longer contingent as of June 30, 2018 and 2017, respectively, plus the dilutive effect of the unvested restricted stock units, restricted stock and stock options.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands, except share data)
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income	$ 24,339	$ 19,462	$ 41,407	$ 39,188
Denominator:
Weighted average number of shares of Class A common stock outstanding	39,249,872	38,694,339	39,146,258	38,616,920
Basic earnings per share of Class A common stock	$ 0.62	$ 0.50	$ 1.06	$ 1.01

Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income	$ 24,339	$ 19,462	$ 41,407	$ 39,188
Denominator:
Basic weighted average number of shares of Class A common stock	39,249,872	38,694,339	39,146,258	38,616,920
Add—dilutive effect of:
Unvested restricted stock units	832,342	778,177	987,995	695,478
Stock options	9,874	15,173	13,318	15,057

Weighted average common shares outstanding — diluted	40,092,088	39,487,689	40,147,571	39,327,455
Diluted earnings per share of Class A common stock	$ 0.61	$ 0.49	$ 1.03	$0.99

HFF, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

Employment Agreements

In recent years, the Company has entered into arrangements with newly-hired capital markets advisors whereby these capital markets advisors would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the capital markets advisors only if they enter into an employment agreement at the end of the performance period. Payments under these arrangements, if earned, would be paid in fiscal years 2018 through 2019. Currently, the Company cannot reasonably estimate the amounts that would be payable under all of these arrangements. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the capital markets advisors achieving the performance targets and the probability of each of the capital markets advisors signing an employment agreement. As of both June 30, 2018 and December 31, 2017, $0.6 million has been accrued for these arrangements on the consolidated balance sheet.

17. Subsequent Events

On July 2, 2018, the Company entered into a risk transfer joint venture with M&T Realty Capital Corporation (“Risk Transfer Agreement”). The Company will source multifamily property loans to M&T Realty Capital Corporation who will fund the loans through its Fannie Mae Delegated Underwriting and Servicing (“DUS®”) loan platform. The joint venture was established through the Company’s investment of $25.0 million in mandatorily redeemable preferred stock of M&T Realty Capital Corporation. For each loan originated under the Risk Transfer Agreement, the Company will deposit a portion of the original principal balance to serve as collateral for future potential loan losses. The Company’s loss exposure is capped at 33.33% of the unpaid principal balance in excess of the collateral securing such loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of the Company and its subsidiaries as of June 30, 2018, and the results of our operations for the three- and six-month periods ended June 30, 2018, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2017.

Overview

Our Business

We are, based on transaction volume, one of the leading providers of commercial real estate and capital markets services to both the consumers and providers of capital in the commercial real estate industry and one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 26 offices with approximately 1,037 associates including approximately 385 capital markets advisors.

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

Results of operations for the three months ended June 30, 2018 and 2017

Following is a discussion of our results of operations for the three months ended June 30, 2018 and 2017. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2017.

	For the Three Months Ended June 30,				Total Dollar Change	Total Percentage Change
	2018		2017
	Dollars	% of Revenue	Dollars	% of Revenue
	(dollars in thousands)
Revenues
Capital markets services revenue	$148,591	96.7%	$133,715	97.3%	$14,876	11.1%
Interest on mortgage notes receivable	4,269	2.8%	2,717	2.0%	1,552	57.1%
Other	871	0.6%	932	0.7%	(61)	(6.5)%

Total revenues	153,731	100.0%	137,364	100.0%	16,367	11.9%
Operating expenses
Cost of services	85,604	55.7%	79,290	57.7%	6,314	8.0%
Personnel	18,950	12.3%	15,290	11.1%	3,660	23.9%
Occupancy	4,120	2.7%	4,157	3.0%	(37)	(0.9)%
Travel and entertainment	5,011	3.3%	5,000	3.6%	11	0.2%
Supplies, research and printing	2,569	1.7%	2,028	1.5%	541	26.7%
Other	15,948	10.4%	12,202	8.9%	3,746	30.7%

Total operating expenses	132,202	86.0%	117,967	85.9%	14,235	12.1%

Operating income	21,529	14.0%	19,397	14.1%	2,132	11.0%
Interest and other income, net	11,743	7.6%	13,042	9.5%	(1,299)	(10.0)%
Interest expense	(4)	(0.0)%	(5)	(0.0)%	1	(20.0)%
(Increase) decrease in payable under tax receivable agreement	—	0.0%	—	0.0%	—	0.0%

Income before income taxes	33,268	21.6%	32,434	23.6%	834	2.6%
Income tax expense	8,929	5.8%	12,972	9.4%	(4,043)	(31.2)%

Net income	$24,339	15.8%	$19,462	14.2%	$4,877	25.1%

Adjusted EBITDA (1)	$39,829	25.9%	$32,850	23.9%	$6,979	21.2%

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

Set forth below is a reconciliation of consolidated net income to Adjusted EBITDA for the Company for the three months ended June 30, 2018 and 2017:

Adjusted EBITDA for the Company is calculated as follows:

(dollars in thousands)

	For the Three Months Ended June 30,
	2018	2017
Net income	$24,339	$19,462
Add:
Interest expense	4	5
Income tax expense	8,929	12,972
Depreciation and amortization	5,813	4,032
Stock-based compensation (a)	6,794	4,846
Initial recording of mortgage servicing rights	(6,050)	(8,467)
Increase (decrease) in payable under the tax receivable agreement	—	—

Adjusted EBITDA	$39,829	$32,850

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

Revenues. Our total revenues were $153.7 million for the three months ended June 30, 2018 compared to $137.4 million for the same period in 2017, an increase of $16.4 million, or 11.9%. Revenues increased primarily due to a 7.1% increase in total production volume as compared to the second quarter of 2017.

•	The revenues we generated from capital markets services for the three months ended June 30, 2018 increased approximately $14.9 million, or 11.1%, to $148.6 million from $133.7 million for the same period in 2017. The increase is attributable to a 7.1% increase in the total production volume, an increase in the number of transactions as well as a marginal increase in average basis points per transaction during the second quarter of 2018 compared to the second quarter of 2017.

•	The revenues derived from interest on mortgage notes receivable were $4.3 million for the three months ended June 30, 2018 compared to $2.7 million for the same period in 2017, an increase of approximately $1.6 million. Revenues increased primarily as a result of an increase in interest rates as well as an increase in the average principal balance per loan associated with loan originations in the second quarter of 2018 compared to the second quarter of 2017 in connection with the Freddie Mac Program.

•	The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $0.9 million for the three months ended June 30, 2018, a decrease of $0.1 million compared to the prior year period.

Total Operating Expenses. Our total operating expenses were $132.2 million for the three months ended June 30, 2018 compared to $118.0 million for the same period in 2017, an increase of $14.2 million, or approximately 12.1%. Expenses increased primarily due to additional commission expenses on increased revenues, personnel costs associated with an increase in headcount, incentive compensation and other operating costs.

•	Cost of services for the three months ended June 30, 2018 increased $6.3 million, or 8.0%, to $85.6 million from $79.3 million for the same period in 2017. The increase is primarily the result of the increase in commissions associated with the growth in capital markets services revenue. Cost of services as a percentage of capital markets services revenues was approximately 57.6% and 59.3% for the three-month periods ended June 30, 2018 and 2017, respectively.

•	Personnel expenses that are not directly attributable to providing services to our clients increased approximately $3.7 million, or 23.9%, to $19.0 million for the three months ended June 30, 2018 from $15.3 million for the same period in 2017. The increase is primarily related to salaries and equity compensation related costs. Personnel expenses are impacted quarterly by the adjustments made to accrue for the estimated expense associated with the Plans. The Plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. The stock compensation cost included in personnel expenses was $6.8 million and $4.8 million for the three months ended June 30, 2018 and 2017, respectively. At June 30, 2018, there was approximately $50.1 million of unrecognized compensation cost related to share-based awards. The weighted average remaining contractual term of the unvested restricted stock units is 2.2 years as of June 30, 2018. The weighted average remaining contractual term of the vested options is 1.8 years as of June 30, 2018.

•	Occupancy expenses of $4.1 million and travel and entertainment expenses of $5.0 million for the three months ended June 30, 2018 remained relatively flat compared to $4.2 million and $5.0 million for the three months ended June 30, 2017, respectively.

•	Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $15.9 million in the three months ended June 30, 2018, an increase of $3.7 million, or 30.7%, versus $12.2 million in the three months ended June 30, 2017. This increase is primarily related to additional amortization associated with an increase in the mortgage servicing right intangible assets as well as higher interest on the warehouse line of credit, and to a lesser extent, increases in professional fees.

Net Income. Our net income for the three months ended June 30, 2018 was $24.3 million, an increase of approximately $4.9 million versus $19.5 million for the same period in 2017. This increase is due principally to a 2.6% increase in income before income taxes as well as a reduction in income tax expense related to the 2017 Tax Act.

Interest and other income, net for the three months ended June 30, 2018 was $11.7 million, a decrease of $1.3 million as compared to $13.0 million for the same period in 2017 primarily due to a decrease in income from the valuation of mortgage servicing rights of $2.4 million which was partially offset by an increase in interest and other related income.

•	The interest expense we incurred in the three months ended June 30, 2018 was $4,000 as compared to $5,000 in the three months ended June 30, 2017.

•

Income tax expense was approximately $8.9 million for the three months ended June 30, 2018, as compared to $13.0 million in the three months ended June 30, 2017. The $4.0 million decrease in income tax expense primarily relates to a reduction in the statutory tax rate related to the 2017 Tax Act. During the three months ended June 30, 2018, the Company recorded a current income tax expense of $3.2 million and deferred income tax expense of $5.7 million.

Results of operations for the six months ended June 30, 2018 and 2017

Following is a discussion of our results operations for the six months ended June 30, 2018 and 2017. The table included in the period comparisons below provides summary of our results of operations. The period to period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2017.

	For the Six Months Ended June 30,				Total Dollar Change	Total Percentage Change
	2018		2017
	Dollars	% of Revenue	Dollars	% of Revenue
	(dollars in thousands)
Revenues
Capital markets services revenue	$274,049	96.0%	$266,428	96.5%	$7,621	2.9%
Interest on mortgage notes receivable	9,513	3.3%	7,716	2.8%	1,797	23.3%
Other	1,787	0.6%	2,026	0.7%	(239)	(11.8)%

Total revenues	285,349	100.0%	276,170	100.0%	9,179	3.3%
Operating expenses
Cost of services	164,248	57.6%	159,421	57.7%	4,827	3.0%
Personnel	41,014	14.4%	29,622	10.7%	11,392	38.5%
Occupancy	7,933	2.8%	8,372	3.0%	(439)	(5.2)%
Travel and entertainment	11,393	4.0%	9,709	3.5%	1,684	17.3%
Supplies, research and printing	4,760	1.7%	3,796	1.4%	964	25.4%
Other	31,765	11.1%	25,089	9.1%	6,676	26.6%

Total operating expenses	261,113	91.5%	236,009	85.5%	25,104	10.6%

Operating income	24,236	8.5%	40,161	14.5%	(15,925)	(39.7)%
Interest and other income, net	26,914	9.4%	23,836	8.6%	3,078	12.9%
Interest expense	(9)	(0.0)%	(12)	(0.0)%	3	(25.0)%
(Increase) decrease in payable under tax receivable agreement	—	0.0%	—	0.0%	—	0.0%

Income before income taxes	51,141	17.9%	63,985	23.2%	(12,844)	(20.1)%
Income tax expense	9,734	3.4%	24,867	9.0%	(15,133)	(60.9)%

Net income	$41,407	14.5%	$39,118	14.2%	$2,289	5.9%

Adjusted EBITDA (1)	$60,535	21.2%	$65,307	23.6%	$(4,772)	(7.3)%

(1)	Set forth below is a reconciliation of consolidated net income to Adjusted EBITDA for the Company for the six months ended June 30, 2018 and 2017:

Adjusted EBITDA for the Company is calculated as follows:

(dollars in thousands)

	For the Six Months Ended June 30,
	2018	2017
Net income	$41,407	$39,118
Add:
Interest expense	9	12
Income tax expense	9,734	24,867
Depreciation and amortization	11,294	7,699
Stock-based compensation (a)	12,546	8,752
Initial recording of mortgage servicing rights	(14,455)	(15,141)
Increase (decrease) in payable under the tax receivable agreement	—	—

Adjusted EBITDA	$60,535	$65,307

(a)	Amounts do not reflect expense associated with the stock component of estimated incentive payouts under the Company’s firm profit participation plan, office profit participation plans and executive bonus plan that are anticipated to be paid in respect of the applicable year. Such expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of comprehensive income during the year to which the expense relates. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its firm profit participation plan, office profit participation plans and executive bonus plan. See Note 3 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its stock compensation.

Revenues. Our total revenues were $285.3 million for the six months ended June 30, 2018 compared to $276.2 million for the same period in 2017, an increase of $9.2 million, or 3.3%. Revenues increased primarily due to increases in capital markets services revenue and interest on mortgage notes receivable which was partially offset by a reduction in other revenues.

•	The revenues we generated from capital markets services for the six months ended June 30, 2018 increased $7.6 million, or 2.9%, to $274.0 million from $266.4 million for the same period in 2017. The increase is primarily attributable to an increase in the number of transactions and higher basis points per transaction, partially offset by a reduction of 5.0% in total production volume.

•	The revenues derived from interest on mortgage notes receivable were $9.5 million for the six months ended June 30, 2018 compared to $7.7 million for the same period in 2017, an increase of approximately $1.8 million. Revenues increased primarily as a result of an increase in interest rates as well as an increase in the average principal balance per loan associated with loan originations in the first six months of 2018 compared to the first six months of 2017 in connection with the Freddie Mac Program.

•	The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $1.8 million for the six-month period ended June 30, 2018 and $2.0 million for the six-month period ended June 30, 2017, a decrease of $0.2 million or 11.8%.

Total Operating Expenses. Our total operating expenses were $261.1 million for the six months ended June 30, 2018 compared to $236.0 million for the same period in 2017, an increase of $25.1 million, or 10.6%. Expenses increased primarily due to increased cost of services and personnel as well as other costs related to an increase in capital markets services revenue and increased headcount.

•	The cost of services for the six months ended June 30, 2018 increased $4.8 million, or 3.0%, to $164.2 million from $159.4 million for the same period in 2017. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues. Also contributing to the increase in cost of services are higher salary and fringe benefit costs from increased headcount. Cost of services as a percentage of capital markets services revenues was approximately 59.9% and 59.8% for the six-month periods ended June 30, 2018 and 2017, respectively.

•

Personnel expenses that are not directly attributable to providing services to our clients increased $11.4 million, or 38.5%, to $41.0 million for the six months ended June 30, 2018 from $29.6 million for the same period in 2017. The increase is primarily related to an increase in salaries and incentive compensation costs of $7.0 million and an increase in equity compensation of $3.8 million. The increase in salaries and incentive compensation is primarily related to cash incentive compensation costs of $4.2 million associated with the additional compensation award during the first quarter of 2018. Personnel expenses are also impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance-based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. The stock compensation cost included in personnel expenses was $12.5 million and $8.8 million for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, there was approximately $50.1 million of unrecognized compensation cost related to share based awards. The weighted average remaining contractual term of the unvested restricted stock units is 2.2 years as of June 30, 2018. The weighted average remaining contractual term of the vested options is 1.8 years as of June 30, 2018.

•

Occupancy costs for the six months ended June 30, 2018 were $7.9 million compared to $8.4 million for the six months ended June 30, 2017. The $0.4 million decrease relates to office relocation costs incurred during the six-month period ended June 30, 2017.

•

Travel and entertainment expenses for the six months ended June 30, 2018 increased $1.7 million, or 17.3%, to $11.4 million compared to the same period in 2017. These increases are primarily due to costs associated with the increase in headcount.

•

Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $31.8 million in the six months ended June 30, 2018, an increase of $6.7 million, or approximately 26.6%, compared to $25.1 million in the six months ended June 30, 2017. This increase is primarily related to increased interest on the warehouse line of credit of $2.1 million and an increase in depreciation and amortization of $3.6 million largely attributable to a higher balance of mortgage servicing rights.

Net Income. Our net income for the six months ended June 30, 2018 was $41.4 million, an increase of approximately $2.3 million versus $39.1 million for the same period in 2017. This increase is primarily due to the reduction in statutory tax rates associated with the 2017 Tax Act.

•

Interest and other income, net for the six months ended June 30, 2018 was $26.9 million, as compared to $23.8 million for the same period in 2017. The increase in interest and other income principally relates to an increase in securitization compensation of $3.0 million compared to the prior year period.

•	The interest expense we incurred in the six months ended June 30, 2018 and 2017 was $9,000 and $12,000, respectively.

•

Income tax expense was approximately $9.7 million for the six months ended June 30, 2018, as compared to $24.9 million in the six months ended June 30, 2017. This decrease is primarily due to a decrease in income before income tax and a reduction in statutory tax rates as a result of the 2017 Tax Act. During the six months ended June 30, 2018, the Company recorded current income tax expense of $3.4 million and deferred income tax expense of approximately $6.4 million.

Financial Condition

Total assets decreased by $240.4 million to $651.8 million at June 30, 2018 from $892.2 million at December 31, 2017, primarily due to a decrease in mortgage notes receivable of $199.3 million associated with a reduction in the principal balance of loans pending sale to Freddie Mac at June 30, 2018, compared to December 31, 2017. Additionally, cash and cash equivalents and restricted cash decreased by $48.1 million and deferred tax assets decreased by $6.3 million. The reduction in cash and cash equivalents related to a first quarter 2018 dividend payment of $67.8 million and annual incentive compensation distributions, partially offset by cash flows from operations. The reductions in mortgage notes receivable, cash and cash equivalents and restricted cash and deferred taxes were somewhat offset by increases in prepaid taxes of $10.8 million and intangible assets related to mortgage servicing rights of $5.6 million.

Total liabilities decreased by $218.0 million to $387.7 million at June 30, 2018 from $605.7 million at December 31, 2017. The decrease was attributable to a reduction in amounts outstanding under the warehouse lines of credit of $199.7 million due to a decline in the principal balance outstanding related to our Freddie Mac business at June 30, 2018, compared to December 31, 2017. Total liabilities were further reduced by $17.7 million related to a reduction in other current liabilities and accounts payable.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of payments under the tax receivable agreement and payment of commissions and bonuses to employees.

First Six Months of 2018

Cash and cash equivalents and restricted cash decreased $48.1 million in the six months ended June 30, 2018. Net cash of $35.8 million was provided by operating activities for the six months ended June 30, 2018 compared to net cash provided by operating activities of $40.5 million in the six-month period ended June 30, 2017. The reduction in cash flows from operating activities was primarily related to timing associated with tax payments. Investing activities used $1.7 million of cash resulting from investments in property and equipment. Financing activities used $82.0 million principally related to a $67.8 million dividend payment that we made to holders of our Class A common stock on February 21, 2018. Additionally, $14.1 million was used to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings.

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

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At June 30, 2018, our cash and cash equivalents of approximately $226.1 million were invested or held in a mix of money market funds and bank demand deposit accounts at three financial institutions. Our liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash level, credit lines, interest and payments on debt, capital expenditures and other matters relating to liquidity and compliance with regulatory net capital requirements.

During the six-month period ended June 30, 2018, we generated approximately $35.8 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the six months ended June 30, 2018, we incurred approximately $261.1 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the six months ended June 30, 2018, approximately 54.9% of our operating expenses were considered variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. However, if the economy deteriorates in the future, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

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

Our liquidity needs related to our long-term obligations are primarily related to our facility leases. For the six months ended June 30, 2018, we incurred approximately $7.9 million in occupancy expenses.

We are a party to an uncommitted $600 million financing arrangement with PNC that has a maximum capacity of $1.0 billion. We also have an uncommitted $150 million financing arrangement with Huntington that can be increased to $175 million three times in a one-year period for 45 calendar days. Pursuant to these arrangements, PNC or Huntington funds the multifamily Freddie Mac loan closings in accordance with the Freddie Mac Program on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting our participation in the Freddie Mac Program and cannot be used for any other purpose. As of June 30, 2018, we had outstanding borrowings of $250.5 million under the PNC/Huntington arrangements. Non-cash activity totaling $199.7 million decreased these financing arrangements during the six-month period ended June 30, 2018. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in the Freddie Mac Program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

Intangible Assets.    Intangible assets include mortgage servicing rights under agreements with third-party lenders, non-competition agreements and customer relationships. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, we determine the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering our own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, we have consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of June 30, 2018, the fair value and net book value of the servicing rights were $82.2 million and $64.2 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 94%, the discount rate increased 61% or if there is a 15% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the potential impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization. We evaluate intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

The net deferred tax asset of $44.6 million at June 30, 2018 is comprised mainly of a $53.6 million deferred tax asset related to the Section 754 of the Internal Revenue Code (“Section 754”) election tax basis step up. The net deferred tax asset related to the Section 754 election tax basis step up represents annual pre-tax deductions on the Section 754 basis step up and payments under the tax receivable agreement of approximately $38.4 million in 2018, then increasing to $45.7 million in 2021 and then decreasing over the next eight years to approximately $0.1 million by 2029. In order to realize the anticipated pre-tax benefit of approximately $38.4 million in 2018, the Company needs to generate approximately $369 million in revenue, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit each year, the shortfall becomes a net operating loss that can be carried forward indefinitely to offset future taxable income. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction would be made in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of comprehensive income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets.

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

Foreign Currency Exchange Rate Risk

We may be subject to exposures to changes in foreign currency exchange rates. Our risk management objective is to reduce our exposure to the effects of changes in exchange rates and we may manage our exposure to changes in foreign currency exchange rates by entering into foreign currency forward contracts. We did not engage in foreign currency hedging transactions during the three-month periods ended June 30, 2018 and 2017.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

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

Item 1A. Risk Factors.

We are subject to risk of loss in connection with defaults on loans sold under the Risk Transfer Agreement that could materially and adversely affect our results of operations and liquidity.

The Company sources certain loans to M&T Realty Capital Corporation (“M&T-RCC”) who then fund such loans through M&T RCC’s Fannie Mae DUS® platform. We are required to share the risk of loss on loans sold through M&T-RCC’s Fannie Mae DUS® platform under the terms of the Risk Transfer Agreement. For each loan originated under the Risk Transfer Agreement, we deposit a portion of the original principal balance to serve as collateral for future loan losses. Our loss exposure is capped at 33.33% of the unpaid principal balance in excess of the collateral securing such loan. If future loan defaults exceed our estimated reserve levels, actual risk-sharing obligation payments under the Risk Transfer Agreement may increase, and such defaults and payments could have a material adverse effect on our results of operations and liquidity. At this time, it is not possible to predict our risk-sharing obligation payments under the Risk Transfer Agreement.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

HFF, INC.

Dated: August 2, 2018	By:	/s/ Mark D. Gibson
Mark D. Gibson
Chief Executive Officer,
Director and Executive Managing Director
(Principal Executive Officer)

Dated: August 2, 2018	By:	/s/ Gregory R. Conley
Gregory R. Conley
Chief Financial Officer
(Principal Financial and Accounting Officer)