Form 10-Q
period 2018-09-30
HFF, Inc.
filed 2018-11-06
CIK 1380509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding as of October 29, 2018 was 39,116,745 shares.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HFF, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$239,563	$272,801
Restricted cash	865	4,001
Accounts receivable	9,918	2,272
Mortgage notes receivable	634,298	450,821
Prepaid taxes	1,204	978
Prepaid expenses and other current assets	17,975	16,575
Total current assets	903,823	747,448
Property and equipment, net	17,532	17,897
Deferred tax asset, net	42,585	50,874
Goodwill	8,581	8,688
Intangible assets, net	64,549	58,837
Securities - held to maturity	25,000	-
Other noncurrent assets	11,075	8,461
Total Assets	$1,073,145	$892,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,928	$269
Warehouse line of credit	632,546	450,255
Accrued compensation and related taxes	56,023	52,574
Accounts payable	1,363	3,527
Payable under tax receivable agreement	8,313	11,838
Other current liabilities	16,794	25,338
Total current liabilities	718,967	543,801
Deferred rent credit	12,425	12,700
Payable under the tax receivable agreement, less current portion	41,977	49,101
Long-term debt, less current portion	84	136
Total liabilities	773,453	605,738
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 authorized; 39,143,253 and 38,742,698 shares issued, respectively; 39,116,745 and 38,579,544 shares outstanding, respectively	391	387
Treasury stock, 26,508 and 163,154 shares at cost, respectively	(1,220)	(4,971)
Additional paid-in-capital	153,345	144,304
Accumulated other comprehensive (loss) income	(340)	171
Retained earnings	147,516	146,576
Total equity	299,692	286,467
Total liabilities and stockholders’ equity	$1,073,145	$892,205

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Comprehensive Income

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenues
Capital markets services revenue	$156,856	$142,857	$430,905	$409,285
Interest on mortgage notes receivable	3,315	4,325	12,828	12,041
Other	1,223	840	3,010	2,866
	161,394	148,022	446,743	424,192
Expenses
Cost of services	90,700	84,020	254,948	243,441
Personnel	18,033	15,109	59,047	44,731
Occupancy	3,991	3,959	11,924	12,331
Travel and entertainment	4,169	4,294	15,562	14,003
Supplies, research, and printing	2,719	2,269	7,479	6,065
Insurance	751	630	2,172	1,853
Professional fees	1,852	1,693	5,526	5,306
Depreciation and amortization	6,632	4,563	17,926	12,262
Interest on warehouse line of credit	2,749	3,473	10,536	9,129
Other operating	3,825	3,366	11,414	10,264
	135,421	123,376	396,534	359,385
Operating income	25,973	24,646	50,209	64,807
Interest and other income, net	14,305	12,209	41,219	36,045
Interest expense	(3)	(5)	(12)	(17)
(Increase) decrease in payable under the tax receivable agreement	(1,226)	479	(1,226)	479
Income before income taxes	39,049	37,329	90,190	101,314
Income tax expense	9,432	15,726	19,166	40,593
Net income	$29,617	$21,603	$71,024	$60,721
Other comprehensive income:
Foreign currency translation adjustments	(192)	(44)	(511)	(81)
Comprehensive income	$29,425	$21,559	$70,513	$60,640
Earnings per share - Basic and Diluted
Earnings per share available to HFF, Inc. common stockholders - Basic	$0.75	$0.56	$1.81	$1.57
Earnings per share available to HFF, Inc. common stockholders - Diluted	$0.73	$0.54	$1.77	$1.54

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional	Accumulated Other
					Paid in	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Earnings	Equity
Stockholders’ equity, December 31, 2017	38,579,544	$387	163,154	$(4,971)	$144,304	$171	$146,576	$286,467
Cumulative effect of adoption of new accounting standard	-	-	-	-	-	-	1,304	1,304
Stock compensation and other, net	-	-	-	-	23,304	-	-	23,304
Issuance of Class A common stock, net	837,981	4	(437,426)	17,920	(17,879)	-	-	45
Repurchase of Class A common stock	(300,780)	-	300,780	(14,169)	-	-	-	(14,169)
Foreign currency translation adjustment	-	-	-	-	-	(511)	-	(511)
Dividends paid	-	-	-	-	3,616	-	(71,388)	(67,772)
Net income	-	-	-	-	-	-	71,024	71,024
Stockholders’ equity, September 30, 2018	39,116,745	391	26,508	(1,220)	153,345	(340)	147,516	299,692

	Common Stock		Treasury Stock		Additional	Accumulated Other
					Paid in	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Stockholders’ equity, December 31, 2016	38,091,123	$385	372,325	$(11,477)	$132,513	$—	$115,121	$236,542
Stock compensation and other, net	—	—	—	—	16,965	—	(557)	16,408
Issuance of Class A common stock, net	681,970	2	(405,088)	12,439	(12,441)	—	—	—
Repurchase of Class A common stock	(193,549)	—	195,917	(5,933)	—	—	—	(5,933)
Foreign currency translation adjustment	—	—	—	—	—	(81)	—	(81)
Dividends paid	—	—	—	—	2,929	—	(62,946)	(60,017)
Net income	—	—	—	—	—	—	60,721	60,721
Stockholders’ equity, September 30, 2017	38,579,544	387	163,154	(4,971)	139,966	(81)	112,339	247,640

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
Operating activities
Net income	$71,024	$60,721
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	18,868	13,049
Deferred taxes	8,370	16,798
Increase (decrease) in payable under the tax receivable agreement	1,226	(479)
Depreciation	3,417	3,191
Amortization	14,509	9,070
Gain on sale or disposition of assets, net	(18,700)	(20,178)
Mortgage service rights assumed	(2,706)	(3,300)
Increase (decrease) in cash from changes in:
Accounts receivable	(5,039)	(87)
Payable under the tax receivable agreement	(11,875)	(11,241)
Mortgage notes receivable	(182,291)	(443,264)
Net borrowings on warehouse line of credit	182,291	443,264
Prepaid taxes, prepaid expenses and other current assets	(1,626)	(233)
Other noncurrent assets	2,874	(4,022)
Accrued compensation and related taxes	6,501	7,342
Accounts payable	(2,164)	(747)
Other current liabilities	(8,544)	(5,757)
Deferred rent	(275)	(931)
Net cash provided by operating activities	75,860	63,196
Investing activities
Purchases of property and equipment	(3,052)	(4,355)
Purchase of securities and other investments	(26,688)	-
Purchase of businesses	-	(6,230)
Net cash used in investing activities	(29,740)	(10,585)
Financing activities
Payments on long-term debt	(193)	(357)
Proceeds from stock options exercised	45	—
Dividends paid	(67,772)	(60,017)
Treasury stock	(14,169)	(5,933)
Net cash used in financing activities	(82,089)	(66,307)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(405)	(81)
Net decrease in cash and cash equivalents and restricted cash	(36,374)	(13,777)
Cash and cash equivalents and restricted cash, beginning of period	276,802	235,582
Cash and cash equivalents and restricted cash, end of period	$240,428	$221,805

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

In addition to cash received for its sale of all of the shares of Holliday GP and approximately 45% of partnership units of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP), HFF Holdings also received, through the issuance of one share of HFF, Inc.’s Class B common stock to HFF Holdings, an exchange right that permitted, subject to certain restrictions, HFF Holdings to exchange interests in the Operating Partnerships for shares of (i) the Company’s Class A common stock (the “Exchange Right”) and (ii) rights under a tax receivable agreement between the Company and HFF Holdings (the “TRA”). See Notes 16 and 17 for further discussion of the tax receivable agreement.

As a result of the reorganization in connection with the IPO, the Company became a holding company through a series of transactions pursuant to a sale and purchase agreement. As a result of the IPO and reorganization, the Company’s sole assets were partnership interests in Operating Partnerships (that are held through its wholly-owned subsidiary HFF Partnership Holdings, LLC, a Delaware limited liability company (“Partnership Holdings”) and all of the shares of Holliday GP, the sole general partner of each of the Operating Partnerships. The transactions that occurred in connection with the IPO and reorganization are referred to as the “Reorganization Transactions.”

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

Basis of Presentation

The accompanying consolidated financial statements of the Company include the accounts of HFF LP, HFF Securities, HFF Real Estate Limited and HFF Securities Limited, as well as the Company’s additional wholly-owned subsidiaries, Holliday GP, Partnership Holdings and HFF InvestCo LLC. All significant intercompany accounts and transactions have been eliminated.

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

The Company adopted the requirements of the new standard on January 1, 2018, using the modified retrospective approach.  Under this method, the Company could elect to apply the cumulative effect method to either all contracts as of the date of initial application or only to contracts that are not complete as of that date. The Company elected to apply the modified retrospective method to contracts that are not complete as of the date of initial application.  Comparative information has not been adjusted and continues to be reported under the prior revenue recognition accounting guidance. The Company recorded a $1.3 million cumulative effect adjustment to retained earnings related to the adoption of the new standard.  As a result of the adoption of Topic 606, the Company now estimates the variable consideration associated with equity capital raising fees and recognizes the revenue once the constraint on revenue is lifted, which generally occurs once capital is committed. For additional information regarding the adoption of Topic 606, refer to Note 2 within the notes to the financial statements.

In February 2016, the FASB issued new guidance on the accounting for leases.  This new guidance will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability.  The new lease accounting requirements are effective for the Company’s 2019 fiscal year with a modified retrospective transition approach required, with early adoption permitted.  The Company has completed the evaluation of its existing lease portfolio, including accumulating all of the necessary information required to properly account for the leases under the new standard and is now working toward implementation of the new standard.  The Company continues to evaluate additional changes to the processes and internal controls to ensure the standard’s reporting disclosure requirements are met.   The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07 “Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting”, to simplify the accounting for share–based payments granted to nonemployees by aligning the accounting with the requirements for employee share–based compensation. ASU 2018-07 is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for the Fair Value Measurement. The update eliminates the disclosure requirements associated with (a) the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (b) policies related to the timing and transfers between levels of the fair value hierarchy and (c) the valuation processes for Level 3 fair value measurements. ASU 2018-13 will require disclosures related to the range and weighted averages used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for the Company on January 1, 2020 with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements or disclosures.

HFF, Inc.

Notes to Consolidated Financial Statements - (Continued)

2. Summary of Significant Accounting Policies

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018.

Revenue Recognition. Substantially all of the Company’s revenues are derived from capital markets services. These capital markets services revenues are in the form of fees collected from the Company’s clients, usually negotiated on a transaction-by-transaction basis, which includes origination fees, investment advisory fees earned for brokering sales of commercial real estate, loan sales and loan servicing fees. The Company also earns interest on mortgage notes receivable during the period between the origination of the loan and the subsequent sale to Freddie Mac in connection with the Company’s participation in the Freddie Mac Program.

Total Revenues:

Capital markets services revenues.    The Company earns its capital markets services revenue through the following activities and sources:

•

Origination fees.    Origination fees are earned through the placement of debt and equity or structured financing for commercial real estate transactions. Fees earned by the Securities Subsidiaries for discretionary and non-discretionary equity capital raises and other debt referral transactions are also included within origination fees in the Company’s consolidated statements of comprehensive income.

•

Investment advisory fees.    The Company earns investment advisory fees by acting as a broker for commercial real estate owners seeking to sell a property or multiple properties or an interest in a property or multiple properties and by providing investment banking advisory services through the Securities Subsidiaries.

•	Loan sales. The Company generates loan sales fees through assisting its clients in their efforts to sell all or portions of commercial real estate debt notes.

The Company’s contracts are generally negotiated on a transaction-by-transaction basis with a success-based fee awarded upon the satisfaction of the origination, sale, referral, placement or equity raise.  The Company’s agreements generally include such success-based fees for services that are performed over time under one performance obligation. The variable consideration associated with the successful outcome remains constrained until the completion of the transaction, generally at the closing of the applicable financing or funding of the transaction.  Once the constraint is lifted, revenue is recognized as the Company’s fee agreements do not include terms or conditions that require the Company to perform any service or fulfill any obligation once the transaction closes.  The substantial majority of the Company’s transactions are completed within one year and the Company has utilized the practical expedients within Topic 606 related to financing components and costs of obtaining a contract due to the short-term nature of the contracts.

•

Loan servicing fees.    The Company generates loan servicing fees through the provision of collection, remittance, recordkeeping, reporting and other related loan servicing functions, activities and services for either lenders or borrowers on mortgages placed with third-party lenders.

The revenues associated with loan servicing fees are accounted for in accordance with Topic 860, Transfers and Servicing, whereby the Company recognizes loan servicing revenues at the time services are rendered, provided the loans are current and the debt service payments are made by the borrowers.

Interest on mortgage notes receivable.    The Company recognizes interest income on the accrual basis during the holding period based on the contract interest rate in the loan that is to be purchased by Freddie Mac in connection with the Company’s

HFF, Inc.

Notes to Consolidated Financial Statements - (Continued)

participation in the Freddie Mac Multifamily Approved Seller/Servicer for Conventional and Senior Housing Loans program (“Freddie Mac Program”), provided that the debt service is paid by the borrower.

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

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by its multiple platforms, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors.  The following table provides a reconciliation of the Company’s revenue recognized under Topic 606 to the Company’s consolidated revenues:

Revenue Category	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018 (2)
Debt placement origination fees	$62,090	$182,178
Equity placement origination fees	14,572	40,998
Investment advisory fees	70,273	179,210
Loan sales	1,105	2,851
Capital Markets Services Revenue recognized under Topic 606	148,040	405,237
Loan servicing fees	8,816	25,668
Capital markets services revenue	156,856	430,905
Interest on mortgage notes receivable	3,315	12,828
Other(1)	1,223	3,010
Total revenue	$161,394	$446,743

(1)- Other revenues are recognized under Topic 606

(2)- The nine months ended September 30, 2018 revenue totals reflect reclassifications of certain revenues in the second quarter of 2018 related to (a) an increase of $6.6 million in debt placement origination fees and (b) reductions of (i) $0.9 million in equity placement origination fees, (ii) $4.6 million in investment sales fees and (iii) $1.1 million in loan sales.

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

HFF, Inc.

Notes to Consolidated Financial Statements - (Continued)

3. Stock Compensation

The stock compensation cost that has been charged against income for the three and nine months ended September 30, 2018 was $6.3 million and $18.9 million, respectively, which is recorded in personnel expenses in the consolidated statements of comprehensive income. Stock compensation cost for the three and nine months ended September 30, 2017 was $4.3 million and $13.0 million, respectively. At September 30, 2018, there was approximately $43.7 million of unrecognized compensation cost related to non-vested restricted stock units with a weighted average remaining contractual term of 2.0 years.  As of September 30, 2018, there were 2,364,687 restricted stock units outstanding, of which 2,134,385 have continued vesting requirements.

During the three-month period ended September 30, 2018, no options were granted, vested, exercised or forfeited.

During the three-month period ended September 30, 2018, no new restricted stock units were granted, 5,579 restricted stock units vested of which 5,579 were converted to Class A common stock, and 1,139 restricted stock units were forfeited.

The fair value of vested restricted stock units was $9.8 million at September 30, 2018.

4. Property and Equipment

Property and equipment consist of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Furniture and equipment	$8,848	$8,192
Computer equipment	2,139	2,139
Capitalized software costs	3,263	2,567
Leasehold improvements	20,937	19,536
Subtotal	35,187	32,434
Less accumulated depreciation and amortization	(17,655)	(14,537)
	$17,532	$17,897

At September 30, 2018 and December 31, 2017, the Company has recorded, within furniture and equipment, office equipment under capital leases of $1.5 million and $1.7 million, respectively, including accumulated amortization of $1.3 million and $1.3 million, respectively, which is included within depreciation and amortization expense in the accompanying consolidated statements of comprehensive income.

5. Business Combinations, Goodwill and Intangible Assets

During the first quarter of 2017, the Company completed two acquisitions for approximately $6.2 million, net of cash acquired. The acquired businesses are based in New York and the United Kingdom and provide capital advisory and investment banking services to the commercial real estate market. The fair value of consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with the remaining unallocated amount recognized as goodwill. The goodwill represents the expected synergies and the Company’s ability to control the assembled workforces of the acquired businesses and approximately $1.8 million is deductible for tax purposes.

The Company’s goodwill at September 30, 2018 is summarized as follows (in thousands):

Balance at December 31, 2017	$8,688
Additions through acquisitions	-
Foreign currency translation	(107)
Balance at September 30, 2018	$8,581

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. No goodwill impairment test was required for the three-month period ended September 30, 2018.

HFF, Inc.

Notes to Consolidated Financial Statements - (Continued)

The Company’s intangible assets are summarized as follows:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Intangible assets:
Mortgage servicing rights	$104,642	$(40,328)	$64,314	$92,856	$(34,373)	$58,483
Other	947	(712)	235	959	(605)	354
Total intangible assets	$105,589	$(41,040)	$64,549	$93,815	$(34,978)	$58,837

The Company’s intangible assets consist of mortgage servicing rights, non-competition agreements and customer relationships. The non-competition agreements and customer relationships intangible assets relate to the acquisitions completed during the first quarter of 2017 and were assigned a five- and one-year useful life, respectively.

As of September 30, 2018 and December 31, 2017, the Company serviced $76.0 billion and $69.8 billion, respectively, of commercial loans. The Company earned $8.8 million and $25.7 million in servicing fees for the three and nine months ended September 30, 2018, respectively. The Company earned $7.3 and $21.0 million in servicing fees for the three and nine months ended September 30, 2017, respectively.  These revenues are recorded within capital markets services revenues in the consolidated statements of comprehensive income.

The total commercial loan servicing portfolio includes loans for which there are no corresponding mortgage servicing rights recorded on the balance sheet, as these servicing rights were assumed prior to the Company’s adoption of ASC 860, Transfers and Servicing (“ASC 860”) on January 1, 2007 and involved no initial consideration paid by the Company. As of September 30, 2018 and December 31, 2017 the Company has recorded mortgage servicing rights of $64.3 million and $58.5 million on $75.1 billion and $68.8 billion, respectively, of the total loans serviced.

The Company stratifies its servicing portfolio based on the type of loan, including life company loans, commercial mortgage backed securities (“CMBS”), Freddie Mac and limited-service life company loans.

Changes in the carrying value of mortgage servicing rights for the nine months ended September 30, 2018 and 2017, were as follows (dollars in thousands):

Category	December 31, 2017	Capitalized	Amortized	September 30, 2018
Freddie Mac	$40,468	$17,514	$(9,312)	$48,670
CMBS	13,514	817	(2,664)	11,667
Life company	3,833	1,728	(2,070)	3,491
Life company – limited	668	161	(343)	486
Total	$58,483	$20,220	$(14,389)	$64,314

Category	December 31, 2016	Capitalized	Amortized	September 30, 2017
Freddie Mac	$16,234	$18,242	$(3,621)	$30,855
CMBS	16,247	774	(3,006)	14,015
Life company	3,567	2,150	(1,860)	3,857
Life company – limited	566	376	(269)	673
Total	$36,614	$21,542	$(8,756)	$49,400

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Federal Home Loan Mortgage Corporation (“Freddie Mac”) and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $4.7 million and $17.5 million on $0.9 billion and $4.0 billion of loans, respectively, during the three and nine months ended September 30, 2018, respectively and $6.5 million and $18.2 million on $1.7 billion and $4.3 billion of loans during the three and nine months ended September 30, 2017, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration on the CMBS and Life company tranches of $0.9 million and $2.7 million on $2.1 billion and $8.1 billion of loans

HFF, Inc.

Notes to Consolidated Financial Statements - (Continued)

during the three and nine months ended September 30, 2018, respectively and $1.2 million and $3.3 million on $3.5 billion and $9.3 billion of loans during the three and nine months ended September 30, 2017, respectively. The Company also received securitization compensation in relation to the securitization of certain Freddie Mac mortgage servicing rights in the three and nine months ended September 30, 2018 of $2.2 million and $10.3 million, respectively and $3.6 million and $8.6 million for the three and nine months ended September 30, 2017, respectively.  The securitization compensation is recorded within interest and other income, net in the consolidated statements of comprehensive income.

Amortization expense related to intangible assets was $5.4 million and $14.5 million during the three and nine months ended September 30, 2018, respectively and $3.5 million and $9.1 million during the three and nine months ended September 30, 2017, respectively and is recorded in depreciation and amortization in the consolidated statements of comprehensive income.

Estimated amortization expense for the remainder of 2018 and the following five years is as follows (dollars in thousands):

Remainder of 2018	$3,717
2019	13,008
2020	10,868
2021	9,146
2022	8,113
2023	7,140

The weighted-average life of the mortgage servicing rights intangible asset was 6.7 years at September 30, 2018

6. Fair Value Measurement

ASC Topic 820, Fair Value Measurement establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into the following three levels: Level 1 inputs which are quoted market prices in active markets for identical assets or liabilities; Level 2 inputs which are observable market-based inputs or unobservable inputs corroborated by market data for the asset or liability; and Level 3 inputs which are unobservable inputs based on the Company’s own assumptions that are not corroborated by market data. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

In the normal course of business, the Company enters into contractual commitments to originate (purchase) and sell multifamily mortgage loans at fixed prices with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into a sale commitment with Freddie Mac simultaneously with the rate lock commitment with the borrower. The terms of the contract with Freddie Mac and the rate lock with the borrower are matched in substantially all respects to eliminate interest rate risk.  Both the rate lock commitments to borrowers and the forward sale contracts to Freddie Mac are undesignated derivatives with level 2 inputs and, accordingly, are marked to fair value through earnings. The impact on the Company’s financial position and earnings resulting from loan commitments is not significant. The Company elected the fair value option for all mortgage notes receivable originated after January 1, 2016 to eliminate the impact of the variability in interest rate movements on the value of the mortgage notes receivable.

The following tables set forth the Company’s financial assets that were accounted for at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2018 and December 31, 2017 (in thousands):

Recurring fair value measurements

		Fair Value Measurements Using:
September 30, 2018	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage notes receivable	$634,298	$—	$634,298	$—
Total recurring fair value measurements	$634,298	$—	$634,298	$—

HFF, Inc.

Notes to Consolidated Financial Statements - (Continued)

		Fair Value Measurements Using:
December 31, 2017	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage notes receivable	$450,821	$—	$450,821	$—
Total recurring fair value measurements	$450,821	$—	$450,821	$—

The valuation of mortgage notes receivable is calculated based on already locked in interest rates.  These assets are classified as Level 2 in the fair value hierarchy as all inputs are reasonably observable.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of September 30, 2018 and December 31, 2017 (in thousands):

Nonrecurring fair value measurements:

		Fair Value Measurements Using:
September 30, 2018	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage servicing rights	$64,314	$—	$—	$82,636
Total nonrecurring fair value measurements	$64,314	$—	$—	$82,636

		Fair Value Measurements Using:
December 31, 2017	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage servicing rights	$58,483	$—	$—	$75,899
Total nonrecurring fair value measurements	$58,483	$—	$—	$75,899

In accordance with GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights. The mortgage servicing rights are recorded at fair value upon initial recording and were not remeasured at fair value as of September 30, 2018 because the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at September 30, 2018.

Mortgage servicing rights do not trade in an active, open market with readily-available observable prices. Since observable inputs do not exist to determine the market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights, including the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Expected life of cash flows	3 years to 10 years	3 years to 10 years
Discount rate (1)	10% to 16%	10% to 16%
Prepayment rate	0% to 8%	0% to 8%
Inflation rate	2%	2%
Cost of service per loan	$1,920 to $4,748	$1,920 to $4,780

(1)

Reflects the time value of money and the risk of future cash flows related to the possible cancellation of servicing contracts, transferability restrictions on certain servicing contracts, concentration in the life company portfolio and large loan risk.

HFF, Inc.

Notes to Consolidated Financial Statements - (Continued)

The above assumptions are subject to change based on management’s judgments and estimates of future changes in the risks related to future cash flows and interest rates. Changes in these factors would cause a corresponding increase or decrease in the prepayment rates and discount rates used in the Company’s valuation model.

The Company’s financial instruments also include cash and cash equivalents, restricted cash, securities held to maturity, a note payable and warehouse lines of credit. The cash and cash equivalents and restricted cash balances include accounts with maturities of less than three months and therefore, the carrying amount approximates fair value due to the short-term maturities of these instruments. The cash and cash equivalents and restricted cash accounts are classified as Level 1 within the fair value hierarchy.  The Company’s $25.0 million investment in securities held to maturity are classified as level 2 within the fair value hierarchy and carried at amortized cost. The securities are required to be redeemed upon the completion of the three-year term of the Risk Transfer Agreement, as defined in Note 8, and will be redeemed for $25.0 million.  The note payable is classified as level 2 within the fair value hierarchy. The warehouse line of credit is a short-term facility with variable interest rates and therefore, fair value approximates carrying value. The warehouse line of credit is classified as Level 2 within the fair value hierarchy.

7. Joint Venture

On September 17, 2018, one of the Company’s wholly-owned subsidiaries entered into a securities purchase agreement to facilitate the Company’s $5.5 million investment in Kensington CA, LLC, a third-party provider of service offerings related to derivative product transactions (the “Joint Venture”).  Pursuant to the securities purchase agreement and the operating agreement of the Joint Venture, to which the Company’s wholly owned subsidiary, HFF InvestCo LLC, is a party, the Company indirectly owns a 50% interest in the Joint Venture and is entitled to a 50% interest in the profits and losses of the Joint Venture.

The Company’s investment in the Joint Venture is subject to a customary post-closing purchase price adjustments and is recorded within other noncurrent assets. The consideration paid by the Company at closing consisted of approximately $1.7 million in cash and a note payable of $3.8 million, which matures January 15, 2019. Through the Company’s 50% interest in the Joint Venture, the Company has the ability to exert significant influence over the Joint Venture but does not have control. As such, the Joint Venture is accounted for as an equity method investment. Profits and losses of the Joint Venture are recorded within other income and were not material for the three months ended September 30, 2018.

8. Securities Held-to-Maturity

On July 2, 2018, the Company invested $25.0 million in mandatorily redeemable preferred stock of M&T Realty Capital Corporation (“M&T-RCC”) in connection with a risk transfer agreement entered into between the Company and M&T-RCC (the “Risk Transfer Agreement”), which is expected to enable the Company to increase the Company’s share of Fannie Mae’s Delegated Underwriting and Servicing (“DUS®”) business. Through the Risk Transfer Agreement, the Company sources multifamily property loans to M&T-RCC, which funds the loans through its Fannie Mae DUS® loan platform.

In connection with the Risk Transfer Agreement, the Company indemnifies M&T-RCC for their credit recourse obligations associated with loans originated under the Risk Transfer Agreement.  In addition to the $25.0 million investment, the Company deposits a portion of the original principal balance for each loan originated under the Risk Transfer Agreement to serve as collateral for any potential future indemnification obligations.  As of September 30, 2018 the collateral deposits were not material to the Company’s consolidated financial position.  For additional information on the Company’s indemnification obligation under the Risk Transfer Agreement see Note 17.

9. Warehouse Line of Credit

HFF LP maintains two uncommitted warehouse revolving lines of credit for the purpose of funding Freddie Mac mortgage loans that it originates under the Freddie Mac Program. The Company is a party to an uncommitted $600 million financing arrangement with PNC Bank, N.A. (“PNC”). The PNC arrangement was amended during the third quarter of 2017 to increase the uncommitted amount from $450 million to $600 million, which can be increased to $1.0 billion for the remainder of 2018. On October 1, 2018, HFF LP entered into an extended funding agreement with Freddie Mac (the “Extended Funding Agreement”) whereby Freddie Mac can extend the required purchase date for each mortgage that has an Original Funding Date (as defined in the Extended Funding Agreement) occurring within the fourth quarter of 2018, to February 15, 2019. In connection with the Extended Funding Agreement with Freddie Mac, PNC agreed to increase the maximum capacity of the financing arrangement to $2.5 billion through the term of the Extended Funding Agreement.  The Company is also party to an uncommitted $150 million financing arrangement with The Huntington National Bank (“Huntington”). The Huntington arrangement was amended in July 2017 to increase the uncommitted

HFF, Inc.

Notes to Consolidated Financial Statements - (Continued)

amount from $125 million to $150 million, which can be increased to $175 million three times in a one-year period for 45 calendar days.

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting the Company’s participation in the Freddie Mac Program and cannot be used for any other purpose. As of September 30, 2018 and December 31, 2017, HFF LP had $632.5 million and $450.3 million, respectively, outstanding on the warehouse lines of credit. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (2.11% and 1.37% at September 30, 2018 and December 31, 2017, respectively) plus a spread. HFF LP is also paid interest on the mortgage note receivable secured by a multifamily loan at the rate in the Freddie Mac note.

10. Lease Commitments

The Company leases various corporate offices (which leases sometime include parking spaces) and office equipment under noncancelable operating leases. These leases have initial terms of three to eleven years. Several of the leases have termination clauses whereby the term may be reduced by two to eight years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $3.2 million and $9.8 million during the three and nine months ended September 30, 2018 and $3.2 million and $10.2 million during the three and nine months ended September 30, 2017, respectively, and is recorded within occupancy expense in the consolidated statements of comprehensive income.

Future minimum rental payments for the remainder of 2018 and the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows:

Future minimum rent payments
(in thousands)
Remainder of 2018	$3,099
2019	11,082
2020	10,740
2021	9,286
2022	7,075
2023	4,213

The Company subleases certain office space to subtenants, which subleases may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of comprehensive income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2023. See Note 4 for further information on the assets recorded under these capital leases at September 30, 2018 and December 31, 2017, respectively.

11. Servicing

The Company services commercial real estate loans for lenders. The unpaid principal balance of the servicing portfolio totaled $76.0 billion and $69.8 billion at September 30, 2018 and December 31, 2017, respectively.

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

HFF, Inc.

Notes to Consolidated Financial Statements - (Continued)

13. Income Taxes

Income tax expense includes current and deferred taxes as follows (dollars in thousands):

	Current	Deferred	Total
Nine Months Ended September 30, 2018:
Federal	$8,470	$8,222	$16,692
State	2,326	826	3,152
Foreign	—	(678)	(678)
	$10,796	$8,370	$19,166

	Current	Deferred	Total
Nine Months Ended September 30, 2017:
Federal	$20,175	$15,901	$36,076
State	3,620	1,808	5,428
Foreign	-	(911)	(911)
	$23,795	$16,798	$40,593

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	September 30,
	2018		2017
Income tax expense / (benefit)		Rate		Rate
Taxes computed at federal rate	$18,940	21.0%	$35,460	35.0%
State and local taxes, net of federal tax benefit	4,668	5.2%	4,019	4.0%
Rate differential on non-US income	19	0.0%	541	0.5%
Effect of deferred rate change	(1,249)	(1.4)%	476	0.5%
Change in income tax benefit payable to shareholder	155	0.2%	(117)	(0.1)%
Effect of (windfalls) shortfalls related to equity compensation	(4,622)	(5.1)%	(1,139)	(1.1)%
Provision to return adjustment	101	0.1%	(131)	(0.1)%
Meals and entertainment	1,035	1.2%	1,160	1.1%
Other	119	0.1%	324	0.3%
Income tax expense	$19,166	21.3%	$40,593	40.1%

During the third quarter of 2018, the Company completed its analysis related to the impacts of the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) in connection with the finalization of its tax returns.  There were no adjustments from previously estimated amounts as a result of the completion of the Company’s assessment.

14. Stockholders’ Equity

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. Holders of Class A common stock vote together as a single class on all matters presented to the stockholders for their vote or approval. The Company had issued 39,143,253 and 38,742,698 shares of Class A common stock as of September 30, 2018 and December 31, 2017, respectively.

On January 26, 2018, the Company’s board of directors declared a special cash dividend of $1.75 per share of Class A common stock to stockholders of record on February 9, 2018. The aggregate dividend payment was paid on February 21, 2018 and totaled approximately $67.8 million based on the number of shares of Class A common stock then outstanding. Additionally, 79,387 restricted stock units (dividend equivalent units) were granted for those unvested and vested but not issued restricted stock units as of the record date of February 9, 2018. These dividend equivalent units follow the same vesting terms as the underlying restricted stock units.

On January 24, 2017, the Company’s board of directors declared a special cash dividend of $1.57 per share of Class A common stock to stockholders of record on February 9, 2017. The aggregate dividend payment was paid on February 21, 2017 and totaled

HFF, Inc.

Notes to Consolidated Financial Statements - (Continued)

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

15. Earnings Per Share

The Company’s net income and weighted average shares outstanding for the three and nine months ended September 30, 2018 and 2017 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except share data)
Net income	$29,617	$21,603	$71,024	$60,721
Weighted Average Shares Outstanding:
Basic	39,262,706	38,706,240	39,185,500	38,647,021
Diluted	40,321,546	39,891,583	40,205,988	39,515,826

The calculations of basic and diluted earnings per share amounts for the three and nine months ended September 30, 2018 and 2017 are described and presented below.

Basic Earnings per Share

Numerator — net income for the three and nine months ended September 30, 2018 and 2017, respectively.

Denominator — the weighted average shares of unrestricted Class A common stock for the three and nine months ended September 30, 2018 and 2017, including 230,302 and 210,707 restricted stock units that have vested and whose issuance is no longer contingent as of September 30, 2018 and 2017, respectively.

Diluted Earnings per Share

Numerator — net income for the three and nine months ended September 30, 2018 and 2017 as in the basic earnings per share calculation described above.

Denominator — the weighted average shares of unrestricted Class A common stock for the three and nine months ended September 30, 2018 and 2017, including 230,302 and 210,707 restricted stock units that have vested and whose issuance is no longer contingent as of September 30, 2018 and 2017, respectively, plus the dilutive effect of the unvested restricted stock units, restricted stock and stock options.

HFF, Inc.

Notes to Consolidated Financial Statements - (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except share data)
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income	$29,617	$21,603	$71,024	$60,721
Denominator:
Weighted average number of shares of Class A common stock outstanding	39,262,706	38,706,240	39,185,500	38,647,021
Basic earnings per share of Class A common stock	$0.75	$0.56	$1.81	$1.57
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income	$29,617	$21,603	$71,024	$60,721
Denominator:
Basic weighted average number of shares of Class A common stock	39,262,706	38,706,240	39,185,500	38,647,021
Add—dilutive effect of:
Unvested restricted stock units	1,048,740	1,169,444	1,008,243	853,467
Stock options	10,100	15,899	12,245	15,338
Weighted average common shares outstanding — diluted	40,321,546	39,891,583	40,205,988	39,515,826
Diluted earnings per share of Class A common stock	$0.73	$0.54	$1.77	$1.54

16. Related Party Transactions

As a result of the Company’s initial public offering, the Company entered into a tax receivable agreement with HFF Holdings that provides for the payment by the Company to HFF Holdings of 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increase in tax basis of the assets owned by HFF LP and HFF Securities and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. As members of HFF Holdings, each of Mark Gibson, the Company’s chief executive officer, Jody Thornton, the Company’s president and member of the Company’s board of directors and a capital markets advisor of the Operating Partnerships, John Fowler, a current director emeritus of the Company’s board of directors and a capital markets advisor of the Operating Partnerships, and Matthew D. Lawton, Gerard T. Sansosti, Michael J. Tepedino and Manuel A. de Zarraga, each an Executive Managing Director and a capital markets advisor of the Operating Partnerships, is entitled to participate in such payments, in each case on a pro rata basis based upon such person’s ownership of interests in each series of tax receivable payments created by the initial public offering or subsequent exchange of Operating Partnership units. During the third quarter of 2018, Messrs. Gibson, Thornton, Fowler, Lawton, Sansosti, Tepedino and de Zarraga received payments of $1.0 million, $1.0 million, $0.8 million, $0.3 million, $0.4 million, $0.2 million and $0.3 million, respectively, in connection with the Company’s payment of $11.9 million to HFF Holdings under the tax receivable agreement. During the third quarter 2017, Messrs. Gibson, Thornton, Fowler, Lawton, Sansosti, Tepedino and de Zarraga received payments of $1.1 million, $1.1 million, $0.9 million, $0.3 million, $0.5 million, $0.2 million, and $0.3 million, respectively, in connection with the Company’s payment of $11.2 million to HFF Holdings under the tax receivable agreement. The Company will retain the remaining 15% of cash savings, if any, in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax is computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities allocable to the Company as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the initial public offering and will continue until all such tax benefits have been utilized or have expired. See Note 17 for the amount recorded in relation to this agreement.

17. Commitments and Contingencies

Tax Receivable Agreement

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax

HFF, Inc.

Notes to Consolidated Financial Statements - (Continued)

basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. The Company has recorded $50.3 million and $60.9 million for this obligation to HFF Holdings as a liability on the consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively.

Employment Agreements

In recent years, the Company has entered into arrangements with newly-hired capital markets advisors whereby these capital markets advisors would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the capital markets advisors only if they enter into an employment agreement at the end of the performance period.  Payments under these arrangements, if earned, would be paid in fiscal years 2018 through 2019. Currently, the Company cannot reasonably estimate the amounts that would be payable under all of these arrangements.  The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the capital markets advisors achieving the performance targets and the probability of each of the capital markets advisors signing an employment agreement.  As of both September 30, 2018 and December 31, 2017, $0.6 million has been accrued for these arrangements on the consolidated balance sheet.

Risk Transfer Agreement

In connection with the Risk Transfer Agreement, the Company will indemnify M&T-RCC’s loan loss exposure for each loan originated under the Risk Transfer Agreement. The Company’s loss exposure is capped at 33.33% of the unpaid principal balance in excess of the collateral securing such loan.  As of September 30, 2018, the Company’s maximum quantifiable loss exposure associated with the Company’s indemnification obligation is $18.7 million on $56.2 million of unpaid principal balances.  The maximum quantifiable liability is not representative of the actual loss the Company may incur as the Company would only be liable for this amount in the event that all of the loans for which the Company indemnifies M&T-RCC were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.  There were no actual losses incurred under this arrangement during the three months ended September 30, 2018.

For loans that have been sold through the Risk Transfer Agreement, the Company records an indemnification accrual equal to the fair value of the guarantee obligations undertaken upon M&T-RCC’s sale of the loan. Subsequently, this accrual is amortized over the estimated life of the loan and recorded as an increase in capital markets services revenues within the consolidated statements of comprehensive income. The Company records a corresponding asset related to loan performance fee rights which will also be amortized over the estimated life of the loan. As of September 30, 2018, the guarantee obligations and corresponding asset were not material to the Company’s consolidated financial position.

18.  Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and concluded that no subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of the Company and its subsidiaries as of September 30, 2018, and the results of our operations for the three and nine months ended September 30, 2018, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2017.

Overview

Our Business

We are, based on transaction volume, one of the leading providers of commercial real estate and capital markets services to both the consumers and providers of capital in the commercial real estate industry and one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 26 offices with approximately 1,059 associates including approximately 390 capital markets advisors.

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

Results of operations for the three months ended September 30, 2018 and 2017

Following is a discussion of our results of operations for the three months ended September 30, 2018 and 2017. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.  For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2017.

	Three Months Ended September 30,
	2018		2017		Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(in thousands, unless percentages)
Revenues
Capital markets services revenue	$156,856	97.2%	$142,857	96.5%	$13,999	9.8%
Interest on mortgage notes receivable	3,315	2.1%	4,325	2.9%	(1,010)	(23.4)%
Other	1,223	0.8%	840	0.6%	383	45.6%
Total revenues	161,394	100.0%	148,022	100.0%	13,372	9.0%
Operating expenses
Cost of services	90,700	56.2%	84,020	56.8%	6,680	8.0%
Personnel	18,033	11.2%	15,109	10.2%	2,924	19.4%
Occupancy	3,991	2.5%	3,959	2.7%	32	0.8%
Travel and entertainment	4,169	2.6%	4,294	2.9%	(125)	(2.9)%
Supplies, research and printing	2,719	1.7%	2,269	1.5%	450	19.8%
Other	15,809	9.8%	13,725	9.3%	2,084	15.2%
Total operating expenses	135,421	83.9%	123,376	83.3%	12,045	9.8%
Operating income	25,973	16.1%	24,646	16.7%	1,327	5.4%
Interest and other income, net	14,305	8.9%	12,209	8.2%	2,096	17.2%
Interest expense	(3)	(0.0)%	(5)	(0.0)%	2	(40.0)%
(Increase) decrease in payable under the tax receivable agreement	(1,226)	(0.8)%	479	0.3%	(1,705)	(355.9)%
Income before income taxes	39,049	24.2%	37,329	25.2%	1,720	4.6%
Income tax expense	9,432	5.8%	15,726	10.6%	(6,294)	(40.0)%
Net income	$29,617	18.4%	$21,603	14.6%	$8,014	37.1%
Adjusted EBITDA (1)	$43,821	27.2%	$38,627	26.1%	$5,194	13.4%

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

Set forth below is a reconciliation of consolidated net income to Adjusted EBITDA for the Company for the three months ended September 30, 2018 and 2017:

Adjusted EBITDA for the Company is calculated as follows:
(dollars in thousands)
	Three Months Ended September 30,
	2018	2017
Net income	$29,617	$21,603
Add:
Interest expense	3	5
Income tax expense	9,432	15,726
Depreciation and amortization	6,632	4,563
Stock-based compensation (a)	6,322	4,297
Initial recording of mortgage servicing rights	(9,411)	(7,088)
Increase (decrease) in payable under the tax receivable agreement	1,226	(479)
Adjusted EBITDA	$43,821	$38,627

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

Revenues. Our total revenues were $161.4 million for the three months ended September 30, 2018 compared to $148.0 million for the same period in 2017, an increase of $13.4 million, or 9.0%. Revenues increased primarily due to a 13.1% increase in total production volume as compared to the three months ended September 30, 2017.

•

The revenues we generated from capital markets services for the three months ended September 30, 2018 increased approximately $14.0 million, or 9.8%, to $156.9 million from $142.9 million for the same period in 2017. The increase is attributable to a 13.1% increase in the total production volume, an increase in the number of transactions as well as a marginal increase in average basis points per transaction during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

•

The revenues derived from interest on mortgage notes receivable were $3.3 million for the three months ended September 30, 2018 compared to $4.3 million for the same period in 2017, a decrease of approximately $1.0 million. Revenues decreased primarily as a result of a reduction in the average principal balance per loan associated with loan originations in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 in connection with the Freddie Mac Program.

•

The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $1.2 million for the three months ended September 30, 2018, an increase of $0.4 million compared to the prior year period.

Total Operating Expenses. Our total operating expenses were $135.4 million for the three months ended September 30, 2018 compared to $123.4 million for the same period in 2017, an increase of $12.0 million, or approximately 9.8%. Expenses increased primarily due to additional commission expenses on increased revenues, personnel costs associated with an increase in headcount, incentive compensation and amortization expense associated with mortgage servicing rights.

•

Cost of services for the three months ended September 30, 2018 increased $6.7 million, or 8.0%, to $90.7 million from $84.0 million for the same period in 2017. The increase is primarily the result of additional commission and other compensation-related expenses associated with the growth in capital markets services revenue and higher salary and fringe benefit costs from increased headcount. Cost of services as a percentage of capital markets services revenues was approximately 57.8% and 58.8% for the three months ended September 30, 2018 and 2017, respectively.

•

Personnel expenses that are not directly attributable to providing services to our clients increased approximately $2.9 million, or 19.4%, to $18.0 million for the three months ended September 30, 2018 from $15.1 million for the same period in 2017. The increase is primarily related to salaries and equity compensation related costs. Personnel expenses are impacted quarterly by the adjustments made to accrue for the estimated expense associated with the Plans. The Plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors.  The stock compensation cost included in personnel expenses was $6.3 million and $4.3 million for the three months ended September 30, 2018 and 2017, respectively. At September 30, 2018, there was approximately $43.7 million of unrecognized compensation cost related to share-based awards.  The weighted average remaining contractual term of the unvested restricted stock units is 2.0 years as of September 30, 2018.  The weighted average remaining contractual term of the vested options is 1.5 years as of September 30, 2018.

•

Occupancy expenses of $4.0 million and travel and entertainment expenses of $4.2 million for the three months ended September 30, 2018 remained relatively flat compared to $4.0 million and $4.3 million for the three months ended September 30, 2017, respectively.

•

Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $15.8 million in the three months ended September 30, 2018, an increase of $2.1 million, or 15.2% versus $13.7 million in the three months ended September 30, 2017. This increase is principally related to additional amortization associated with an increase in the mortgage servicing right intangible assets.

Net Income. Our net income for the three months ended September 30, 2018 was $29.6 million, an increase of approximately $8.0 million versus $21.6 million for the same period in 2017. This increase is due principally to a reduction in income tax expense related to the 2017 Tax Act as well as a 4.6% increase in income before income taxes.

Interest and other income, net for the three months ended September 30, 2018 was $14.3 million, an increase of $2.1 million as compared to $12.2 million for the same period in 2017 primarily due to an increase in income from the valuation of mortgage servicing rights of $2.3 million and increased interest and other related income which was partially offset by a reduction in other agency related income.

•	The interest expense we incurred in the three months ended September 30, 2018 was $3,000 as compared to $5,000 in the three months ended September 30, 2017.
•

(Increase) decrease in payable under the tax receivable agreement reflects the change in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement. The $1.2 million increase in payable under the tax receivable agreement for the three months ended September 30, 2018 represents 85% of the increase in the related deferred tax asset. The $0.5 million decrease in payable under the tax receivable agreement for the three months ended September 30, 2017 represents 85% of the decrease in the related deferred tax asset.

•

Income tax expense was approximately $9.4 million for the three months ended September 30, 2018, as compared to $15.7 million in the three months ended September 30, 2017. The $6.3 million decrease in income tax expense primarily relates to a reduction in the statutory tax rate related to the 2017 Tax Act.  During the three months ended September 30, 2018, the Company recorded a current income tax expense of $7.4 million and deferred income tax expense of $2.0 million.

Results of operations for the nine months ended September 30, 2018 and 2017

Following is a discussion of our results operations for the nine months ended September 30, 2018 and 2017. The table included in the period comparisons below provides summary of our results of operations. The period to period comparisons of financial results are not necessarily indicative of future results. For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2017.

	Nine Months Ended September 30,
	2018		2017		Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(in thousands, unless percentages)
Revenues
Capital markets services revenue	$430,905	96.5%	$409,285	96.5%	$21,620	5.3%
Interest on mortgage notes receivable	12,828	2.9%	12,041	2.8%	787	6.5%
Other	3,010	0.7%	2,866	0.7%	144	5.0%
Total revenues	446,743	100.0%	424,192	100.0%	22,551	5.3%
Operating expenses:
Cost of services	254,948	57.1%	243,441	57.4%	11,507	4.7%
Personnel	59,047	13.2%	44,731	10.5%	14,316	32.0%
Occupancy	11,924	2.7%	12,331	2.9%	(407)	(3.3)%
Travel and entertainment	15,562	3.5%	14,003	3.3%	1,559	11.1%
Supplies, research and printing	7,479	1.7%	6,065	1.4%	1,414	23.3%
Other	47,574	10.6%	38,814	9.2%	8,760	22.6%
Total operating expenses	396,534	88.8%	359,385	84.7%	37,149	10.3%
Operating income	50,209	11.2%	64,807	15.3%	(14,598)	(22.5)%
Interest and other income, net	41,219	9.2%	36,045	8.5%	5,174	14.4%
Interest expense	(12)	(0.0)%	(17)	(0.0)%	5	(29.4)%
(Increase) decrease in payable under the tax receivable agreement	(1,226)	(0.3)%	479	0.1%	(1,705)	(355.9)%
Income before income taxes	90,190	20.2%	101,314	23.9%	(11,124)	(11.0)%
Income tax expense	19,166	4.3%	40,593	9.6%	(21,427)	(52.8)%
Net income	$71,024	15.9%	$60,721	14.3%	$10,303	17.0%
Adjusted EBITDA (1)	$104,356	23.4%	$103,934	24.5%	$422	0.4%

(1)	Set forth below is a reconciliation of consolidated net income to Adjusted EBITDA for the Company for the nine months ended September 30, 2018 and 2017:

Adjusted EBITDA for the Company is calculated as follows:
(dollars in thousands)
	Nine Months Ended September 30,
	2018	2017
Net income	$71,024	$60,721
Add:
Interest expense	12	17
Income tax expense	19,166	40,593
Depreciation and amortization	17,926	12,262
Stock-based compensation (a)	18,868	13,049
Initial recording of mortgage servicing rights	(23,866)	(22,229)
Increase (decrease) in payable under the tax receivable agreement	1,226	(479)
Adjusted EBITDA	$104,356	$103,934

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

Revenues. Our total revenues were $446.7 million for the nine months ended September 30, 2018 compared to $424.2 million for the same period in 2017, an increase of $22.6 million, or 5.3%.  Revenues increased primarily due to increases in capital markets services revenue, and to a lesser extent, increases in interest on mortgage notes receivable and other revenues.

•

The revenues we generated from capital markets services for the nine months ended September 30, 2018 increased $21.6 million, or 5.3%, to $430.9 million from $409.3 million for the same period in 2017. The increase is primarily attributable to an increase of 1.2% in production volume as well as an increase in the number of transactions.

•

The revenues derived from interest on mortgage notes receivable were $12.8 million for the nine months ended September 30, 2018 compared to $12.0 million for the same period in 2017, an increase of approximately $0.8 million. Revenues increased primarily as a result of an increase in interest rates in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 in connection with the Freddie Mac Program.

•

The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $3.0 million for the nine months ended September 30, 2018 and $2.9 million for the nine months ended September 30, 2017, an increase of $0.1 million or 5.0%.

Total Operating Expenses. Our total operating expenses were $396.5 million for the nine months ended September 30, 2018 compared to $359.4 million for the same period in 2017, an increase of $37.1 million, or 10.3%. Expenses increased primarily due to increased cost of services, personnel and amortization expenses as well as other costs related to an increase in capital markets services revenue and increased headcount.

•

The cost of services for the nine months ended September 30, 2018 increased $11.5 million, or 4.7%, to $254.9 million from $243.4 million for the same period in 2017. The increase is primarily the result of an increase in commissions and other incentive compensation directly related to the increase in capital markets services revenues. Also contributing to the increase in cost of services are higher salary and fringe benefit costs from increased headcount. Cost of services as a percentage of capital markets services revenues was approximately 59.2% and 59.5% for the nine months ended September 30, 2018 and 2017, respectively.

•

Personnel expenses that are not directly attributable to providing services to our clients increased $14.3 million, or 32.0%, to $59.0 million for the nine months ended September 30, 2018 from $44.7 million for the same period in 2017. The increase is primarily related to an increase in salaries and incentive compensation costs of $8.3 million and an increase in stock compensation of $5.8 million. The increase in incentive compensation is primarily related to incentive compensation costs of $5.0 million associated with the additional compensation award granted during the first quarter of 2018. Personnel expenses are also impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance-based firm and office profit participation plans. Both the firm and office profit participation plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors. The stock compensation cost included in personnel expenses was $18.9 million and $13.0 million for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, there was approximately $43.7 million of unrecognized compensation cost related to share-based awards. The weighted average remaining contractual term of the unvested restricted stock units is 2.0 years as of September 30, 2018. The weighted average remaining contractual term of the vested options is 1.5 years as of September 30, 2018.

•

Occupancy costs for the nine months ended September 30, 2018 were $11.9 million compared to $12.3 million for the nine months ended September 30, 2017. The $0.4 million decrease relates to office relocation costs incurred during the nine months ended September 30, 2017.

•

Travel and entertainment expenses for the nine months ended September 30, 2018 increased $1.6 million, or 11.1%, to $15.6 million compared to the same period in 2017. These increases are primarily due to costs associated with the increase in headcount.

•

Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $47.6 million in the nine months ended September 30, 2018, an increase of $8.8 million, or approximately 22.6%, compared to $38.8 million in the nine months ended September 30, 2017. This increase is primarily related to additional depreciation and amortization of $5.7 million largely attributable to a higher balance of mortgage servicing rights, increased interest on the warehouse line of credit of $1.4 million along with miscellaneous increases in other operating expenses.

Net Income. Our net income for the nine months ended September 30, 2018 was $71.0 million, an increase of approximately $10.3 million versus $60.7 million for the same period in 2017. This increase is primarily due to the reduction in statutory tax rates associated with the 2017 Tax Act.

•

Interest and other income, net for the nine months ended September 30, 2018 was $41.2 million, as compared to $36.0 million for the same period in 2017. The increase in interest and other income is attributable to increases in income on the initial recording of mortgage servicing rights, securitization compensation and interest and other related income compared to the prior year period.

•	The interest expense we incurred in the nine months ended September 30, 2018 and 2017 was $12,000 and $17,000, respectively.
•

(Increase) decrease in payable under the tax receivable agreement reflects the change in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement. The $1.2 million increase in payable under the tax receivable agreement for the nine months ended September 30, 2018 represents 85% of the increase in the related deferred tax asset. The $0.5 million decrease in payable under the tax receivable agreement for the nine months ended September 30, 2017 represents 85% of the decrease in the related deferred tax asset.

•

Income tax expense was approximately $19.2 million for the nine months ended September 30, 2018, as compared to $40.6 million in the nine months ended September 30, 2017. This reduction is primarily due to a decrease in income before income tax and a reduction in statutory tax rates as a result of the 2017 Tax Act. During the nine months ended September 30, 2018, the Company recorded current income tax expense of $10.8 million and deferred income tax expense of approximately $8.4 million.

Financial Condition

Total assets increased by $180.9 million to $1.1 billion at September 30, 2018 from $892.2 million at December 31, 2017, primarily due to an increase in mortgage notes receivable of $183.5 million associated with an increase in the principal balance of loans pending sale to Freddie Mac at September 30, 2018, compared to December 31, 2017.  Additionally, cash and cash equivalents and restricted cash decreased by $36.4 million which was partially offset by the Company’s $25.0 million investment in M&T-RCC and $1.7 million investment in the Joint Venture.  The remaining reduction in cash and cash equivalents relates to a first quarter 2018 dividend payment of $67.8 million and annual incentive compensation distributions, largely offset by cash flows from operations.

Total liabilities increased by $167.7 million to $773.5 million at September 30, 2018 from $605.7 million at December 31, 2017. The increase was attributable to an increase in amounts outstanding under the warehouse lines of credit of $182.3 million due to an increase in the principal balance outstanding related to our Freddie Mac business at September 30, 2018, compared to December 31, 2017. The increase associated with the warehouse lines of credit was partially offset by $10.6 million related to a reduction in the obligation associated with the tax receivable agreement as well as $10.7 million in other current liabilities and accounts payable.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of payments under the tax receivable agreement and payment of commissions and bonuses to employees.

First Nine Months of 2018

Cash and cash equivalents and restricted cash decreased $36.4 million in the nine months ended September 30, 2018. Net cash of $75.9 million was provided by operating activities for the nine months ended September 30, 2018 compared to net cash provided by operating activities of $63.2 million in the nine months ended September 30, 2017. The increase in cash flows from operating activities was primarily attributable to increased net income over the prior year period. Investing activities used $29.7 million of cash resulting from investments in M&T-RCC preferred securities, the Joint Venture arrangement and capital expenditures related to property and equipment. Financing activities used $82.1 million principally related to a $67.8 million dividend payment that we made to holders of our Class A common stock on February 21, 2018. Additionally, $14.2 million was used to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings.

First Nine Months of 2017

Cash and cash equivalents and restricted cash decreased $13.8 million in the nine months ended September 30, 2017. Net cash of $63.2 million was provided by operating activities, primarily resulting from $60.7 million of net income and a $7.3 million increase in accrued compensation and related taxes which was partially offset by uses of cash related to an $11.2 million payment under the tax receivable agreement and a $5.8 million decrease in other accrued liabilities. Investing activities used $10.6 million of cash resulting from $6.2 million for the purchase of businesses and $4.4 million for investing in property and equipment. Financing activities used $66.3 million primarily due to a $60.0 million dividend payment that we made to holders of our Class A common stock on February 21, 2017. Additionally, payments on certain capital leases used $0.4 million and $5.9 million was used to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings.

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At September 30, 2018, our cash and cash equivalents of approximately $239.6 million were invested or held in a mix of money market funds and bank demand deposit accounts at three financial institutions. Our liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash level, credit lines, interest and payments on debt, capital expenditures and other matters relating to liquidity and compliance with regulatory net capital requirements.

During the nine months ended September 30, 2018, we generated approximately $75.9 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the nine months ended September 30, 2018, we incurred approximately $396.5 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the nine months ended September 30, 2018, approximately 56.6% of our operating expenses were considered variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. However, if the economy deteriorates in the future, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations.  We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings in U.S. federal, state and local income tax that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement.  We have estimated that future payments that will be made to HFF Holdings will be $50.3 million, of which approximately $8.3 million is anticipated to be paid in 2019.

Our liquidity needs related to our long-term obligations are primarily related to our facility leases.  For the nine months ended September 30, 2018, we incurred approximately $11.9 million in occupancy expenses.

During the period ended September 30, 2018, the Company entered into a Risk Transfer Agreement with M&T-RCC. Through this agreement the Company sources certain loans to M&T-RCC who then funds such loans through M&T RCC’s Fannie Mae DUS® platform. We are required to share the risk of loss on loans sold through M&T-RCC’s Fannie Mae DUS® platform under the terms of the Risk Transfer Agreement.  For each loan originated under the Risk Transfer Agreement, we deposit a portion of the original principal balance to serve as collateral for future loan losses. Our loss exposure is capped at 33.33% of the unpaid principal balance in excess of the collateral securing such loan. As of September 30, 2018, the Company’s maximum quantifiable loss exposure associated with our indemnification obligation was $18.7 million.  The maximum quantifiable liability is not representative of the actual loss we may incur as we would only be liable for this amount in the event that all of the loans that we indemnify for M&T-RCC were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

We are a party to an uncommitted $600 million financing arrangement with PNC that has a maximum capacity of $1.0 billion. We also have an uncommitted $150 million financing arrangement with Huntington that can be increased to $175 million three times in a one-year period for 45 calendar days. Pursuant to these arrangements, PNC or Huntington funds the multifamily Freddie Mac loan closings in accordance with the Freddie Mac Program on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting our participation in the Freddie Mac Program and cannot be used for any other purpose. The PNC arrangement was amended during the third quarter of 2017 to increase the uncommitted amount from $450 million to $600 million, which can be increased to $1.0 billion for the remainder of 2018. On October 1, 2018, HFF LP entered into the Extended Funding Agreement with Freddie Mac whereby Freddie Mac can extend the required purchase date for each mortgage that has an Original Funding Date (as defined in the Extended Funding Agreement) occurring within the fourth quarter of 2018, to February 15, 2019. In connection with the Extended Funding Agreement with Freddie Mac, PNC agreed to increase the maximum capacity of the financing arrangement to $2.5 billion through the term of the Extended Funding Agreement. As of September 30, 2018, we had outstanding borrowings of $632.5 million under the PNC/Huntington arrangements. Non-cash activity totaling $182.3 million increased these financing arrangements during the nine months ended September 30, 2018. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in the Freddie Mac Program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

Intangible Assets. Intangible assets include mortgage servicing rights under agreements with third-party lenders, non-competition agreements and customer relationships.  Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, we determine the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering our own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, we have consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of September 30, 2018, the fair value and net book value of the servicing rights were $82.6 million and $64.3 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 93%, the discount rate increased 60% or if there is a 18% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the potential impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization. We evaluate intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

The Company completed its analysis related to the impacts of the 2017 Tax Act during the third quarter 2018 in connection with the finalization of its tax returns.  There were no adjustments from previously estimated amounts as a result of the completion of the Company’s assessment.

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

The net deferred tax asset of $42.6 million at September 30, 2018 is comprised mainly of a $51.6 million deferred tax asset related to the Section 754 of the Internal Revenue Code (“Section 754”) election tax basis step up.  The net deferred tax asset related to the Section 754 election tax basis step up represents annual pre-tax deductions on the Section 754 basis step up and payments under the tax receivable agreement of approximately $38.4 million in 2018, then increasing to $45.7 million in 2021 and then decreasing over the next eight years to approximately $0.1 million by 2029.  In order to realize the anticipated pre-tax benefit of approximately $38.4 million in 2018, the Company needs to generate approximately $369 million in revenue, assuming a constant cost structure.  In the event that the Company cannot realize the annual pre-tax benefit each year, the shortfall becomes a net operating loss that can be carried forward indefinitely to offset future taxable income.  If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction would be made in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of comprehensive income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets.

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

Certain Information Concerning Off-Balance Sheet Arrangements

We do not currently invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support. Other than the risk-sharing obligations under the Risk Transfer Agreement disclosed previously in this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

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

Foreign Currency Exchange Rate Risk

We may be subject to exposures to changes in foreign currency exchange rates. Our risk management objective is to reduce our exposure to the effects of changes in exchange rates and we may manage our exposure to changes in foreign currency exchange rates by entering into foreign currency forward contracts. We did not engage in foreign currency hedging transactions during the three months ended September 30, 2018 and 2017.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

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

The Company sources certain loans to M&T-RCC who then funds such loans through M&T RCC’s Fannie Mae DUS® platform. We are required to share the risk of loss on loans sold through M&T-RCC’s Fannie Mae DUS® platform under the terms of the Risk Transfer Agreement.  For each loan originated under the Risk Transfer Agreement, we deposit a portion of the original principal balance to serve as collateral for future loan losses. Our loss exposure is capped at 33.33% of the unpaid principal balance in excess of the collateral securing such loan. If future loan defaults exceed our estimated reserve levels, actual risk-sharing obligation payments under the Risk Transfer Agreement may increase, and such defaults and payments could have a material adverse effect on our results of operations and liquidity. As of September 30, 2018, the Company’s maximum quantifiable loss exposure associated with our indemnification obligation was $18.7 million.

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

HFF, INC.

Dated: November 6, 2018	By:	/s/ Mark D. Gibson
Mark D. Gibson
Chief Executive Officer,
Director and Executive Managing Director
(Principal Executive Officer)

Dated: November 6, 2018	By:	/s/ Gregory R. Conley
Gregory R. Conley
Chief Financial Officer
(Principal Financial and Accounting Officer)