Form 10-K
period 2018-12-31
HFF, Inc.
filed 2019-02-28
CIK 1380509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 20, 2019, there were 39,269,330 shares of Class A common stock, par value $0.01 per share, of the registrant outstanding.

The aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2018 was approximately $1.3 billion, based on the closing price per share of Class A common stock on that date of $34.35 as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and officers of the registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks, uncertainties and assumptions that are difficult to predict. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under the caption “Risk Factors” in this Annual Report on Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by securities laws.

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

Unless the context otherwise requires, references to (1) “HFF Holdings” refer solely to HFF Holdings LLC, a Delaware limited liability company that was previously the holding company for our consolidated subsidiaries, and not to any of its subsidiaries, (2) “HFF LP” refer to Holliday Fenoglio Fowler, L.P., a Texas limited partnership, (3) “HFF Securities” refer to HFF Securities L.P., a Delaware limited partnership and registered broker-dealer, (4) “Holliday GP” refer to Holliday GP Corp., a Delaware corporation and the general partner of HFF LP and HFF Securities, (5) “HoldCo LLC” refer to HFF Partnership Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of HFF, Inc., (6) “Holdings Sub” refer to HFF LP Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of HFF Holdings, (7) “HFF InvestCo” refer to HFF InvestCo LLC, a Delaware limited liability company and wholly owned subsidiary of HFF, Inc. (8) “HFF Real Estate” refer to HFF Real Estate Limited, a company incorporated in England and Wales and (9) “HFF Securities Limited” refer to HFF Securities Limited, a company incorporated in England and Wales and registered with the Financial Conduct Authority (collectively, with HFF Real Estate, the “UK Subsidiaries” and, with HFF Securities, the “Securities Subsidiaries”). Except where specifically noted, references in this Annual Report on Form 10-K to “the Company,” “we”, “our”, or “us” mean HFF, Inc., a Delaware corporation and its consolidated subsidiaries after giving effect to the Reorganization Transactions.

ii

PART I

Item 1.	Business

Overview

We are, based on transaction volume, one of the leading providers of commercial real estate and capital markets services to both the consumers and providers of capital in the commercial real estate industry and one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 26 offices with approximately 1,074 associates including approximately 392 capital markets advisors. During 2018, we advised on approximately $99.7 billion of completed commercial real estate transactions, a 3.8% increase compared to the approximately $96.1 billion of completed transactions we advised on during 2017.

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

Substantially all of our revenues are in the form of capital markets services fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We also earn fees from commercial loan servicing activities. We believe that our multiple product offerings and platform services, diverse client mix, expertise in a wide range of property types and national platform have the potential to create a diversified revenue stream within the commercial real estate sector. Our revenues and net income were $662.0 million and $116.0 million, respectively, for the year ended December 31, 2018, compared to revenues and net income of $609.5 million and $95.0 million, respectively, for the year ended December 31, 2017.

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

During 2018, we continued to grow our business through expanding our service offerings within our existing offices as well as strategic hires and investments. On July 2, 2018, we invested $25.0 million in mandatorily redeemable preferred stock of M&T Realty Capital Corporation (“M&T-RCC”) in connection with a risk transfer agreement entered into between HFF LP and M&T-RCC (the “Risk Transfer Agreement”), which is expected to enable us to increase our share of Fannie Mae’s Delegated Underwriting and Servicing (“DUS®”) business. Through the Risk Transfer Agreement, we source multifamily property loans to M&T-RCC, which funds the loans through its Fannie Mae DUS® loan platform. In connection with the Risk Transfer Agreement, we indemnify M&T-RCC for their credit recourse obligations associated with loans originated under the Risk Transfer Agreement. Additionally, on September 17, 2018, one of our wholly-owned subsidiaries, InvestCo, LLC, entered into a securities purchase agreement to facilitate the Company’s $5.5 million investment in Kensington CA, LLC, a third-party provider of service offerings related to derivative product transactions (the “Joint Venture”). Pursuant to the securities purchase agreement and the operating agreement of the Joint Venture, to which the Company’s wholly owned subsidiary, HFF InvestCo LLC, is a party, the Company indirectly owns a 50% interest in the Joint Venture and is entitled to a 50% interest in the profits and losses of the Joint Venture.

We operate in the commercial real estate market which is inherently cyclical. We have benefited from the current economic cycle which began after the downturn in late 2007 continuing through 2010. During the downturn, restrictions on the availability of both debt and equity capital created significant reductions of liquidity in, and flow of capital to, many global financial markets including the commercial real estate financial markets in the U.S. Although there is no way to predict the end of the current economic cycle, we currently maintain significant levels of cash in an effort to mitigate risks associated with an economic downturn. Further detail regarding the effect of cyclicality in the credit markets and the commercial real estate markets can be found under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Annual Report on Form 10-K.

HFF, Inc. is a Delaware corporation with its principal executive offices located at 2323 Victory Avenue, One Victory Park, Suite 1200, Dallas, Texas, 75219, telephone number (214) 265-0880.

Reportable Segments

We operate in one reportable segment, the commercial real estate financial intermediary segment. Our service offerings include debt placement, investment advisory, distressed debt and real estate owned advisory services, equity placement, investment banking and advisory services, loan sales and commercial loan servicing. See “Results of Operations” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our results.

Our Competitive Strengths

We attribute our success and distinctiveness to our ability to leverage a number of key competitive strengths, including:

People, Expertise and Culture

We and our predecessor companies have been in the commercial real estate business for over 35 years, and our capital markets advisors have significant experience and long-standing relationships with our clients. We employ approximately 392 capital markets advisors with an average of approximately 17 years of commercial real estate transaction experience. The transaction history accumulated among our capital markets advisors ensures a high degree of market knowledge on a macro level, knowledge of commercial real estate markets, long term relationships with the most active investors and a comprehensive understanding of commercial real estate capital markets products. Our employees come from a wide range of real estate related backgrounds, including investment advisors and managers, investment bankers, attorneys, brokers and mortgage bankers.

Our culture is governed by our commitment to high ethical standards, putting the clients’ interests first and treating clients and our own associates fairly and with respect. These distinctive characteristics of our culture are highly evident in our ability to retain and attract employees. The average tenure for our senior capital markets advisors is approximately 16 years, and the average production tenure for the top 25 senior capital markets advisors compiled by initial leads during the last five years was approximately 17 years (including tenure with predecessor companies). Furthermore, several of our senior capital markets advisors have a personal economic interest in our firm, which further aligns their individual interests with those of the Company and its stockholders, as a whole, and our clients.

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

Extensive Cross-Selling Opportunities

As some participants in the commercial real estate market are frequently buyers, sellers, lenders and borrowers at various times, we believe our relationships with these participants across all aspects of their businesses provide us with multiple revenue opportunities throughout the life cycle of their commercial real estate investments. Our capital markets advisors may advise on an investment sale where we not only represent the seller of a commercial real estate investment but also represent the buyer in arranging acquisition financing. During 2018, 2017 and 2016, we executed numerous transactions across multiple platform services with 23, 23 and 22, respectively, of our top 25 clients.

Broad and Deep Network of Relationships

We have developed broad and deep-standing relationships with the users and providers of capital in the industry and have completed multiple transactions for many of the top institutional commercial real estate investors in the U.S. as well as several global investors. Importantly, our capital markets advisors, analysts and closing specialists foster relationships with their respective counterparts within each client’s organization. This provides, in our opinion, a deeper relationship with our firm relative to our competitors. In 2018 and 2017, no one borrower or no one seller client, represented more than 3% of our total capital markets services revenues. The combined fees from our top 10 seller clients for the years 2018 and 2017, were less than 7% of our capital markets services revenues for each year, and the combined fees from our top 10 borrower clients were less than 5% of our capital markets services revenues for each year.

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

•	Debt Placement. In 2018, our transaction volume in debt placements was approximately $54.5 billion, an increase of 5.3% from approximately $51.7 billion in 2017.
•

Investment Advisory.     In 2018, we completed investment advisory services of approximately $37.4 billion, an increase of approximately 8.4% from the approximately $34.5 billion completed in 2017. According to Real Capital Analytics, commercial real estate sales volume for office, industrial, multifamily, retail, hotel properties and land in the U.S. in 2018 and 2017 were $562 billion and $489 billion, respectively.

•

Equity Placement and Advisory Services.     In 2018, we completed approximately $7.5 billion of equity placement and advisory services transactions (which include amounts that we internally allocate to the equity placement reporting category, even though the transaction may have been funded through a single mortgage note) for our clients, representing a decrease of 19.6% from the $9.3 billion completed in 2017.

•

Loan Sales.     We have consummated $0.4 billion and $0.6 billion in loan sales transactions in 2018 and 2017, respectively. This business is based on the desire of lenders seeking to diversify concentration risk (geographic, borrower or product type), manage potential problems in their loan portfolios or sell loans rejected from commercial-mortgage backed securities (CMBS) securitization pools.

•

Commercial Loan Servicing.     The principal balance of HFF’s loan servicing portfolio increased 16.2% to approximately $81.2 billion at December 31, 2018 from approximately $69.8 billion at December 31, 2017. We currently have approximately 37 correspondent lender relationships with life insurers.

While the volume increases relating to our debt placement, investment advisory and loan servicing services referenced above were principally the effect of improved market conditions and increased activity in the commercial real estate market, we believe that our efforts to open new offices and expand our platform services and product specialties have also aided us in our achievements.

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

Our debt capital markets advisors originated approximately $7.1 billion and $8.2 billion of debt for clients that purchased properties sold by our investment advisory capital markets advisors for their clients in 2018 and 2017, respectively. Our investment advisory capital markets advisors also referred clients to our debt capital markets advisors who arranged debt financings totaling approximately $9.3 billion and $9.7 billion in 2018 and 2017, respectively. Our debt capital markets advisors also referred clients to our investment advisory capital markets advisors who sold approximately $4.2 billion and $3.7 billion of properties in 2018 and 2017, respectively. Also, in 2018 and 2017, our Securities Subsidiaries originated debt volumes of approximately $0.7 billion and $1.7 billion, respectively, in addition to its other equity placement activities.

Expand Our Geographic Footprint

We believe that opportunities exist to strategically establish and increase our presence in several key domestic and international, markets. When strategic opportunities present themselves with high-quality capital markets advisors, it is our intention to capitalize on such opportunities as we did in Seattle, WA, London, UK and Las Vegas, NV in 2017, Phoenix, AZ in 2016 and Charlotte, NC in 2014. While our capital markets advisors, located in 26 offices (25 throughout the U.S. and one in the UK), advised clients on transactions in 45 states, the District of Columbia, Canada, and the United Kingdom and in more than 775 cities in 2018, there are a number of major metropolitan areas where we do not maintain an office. In addition to opening an office in London, UK, we do, on a periodic basis, send our capital markets advisors overseas to meet with capital sources and global clients. By comparison, a number of our large public competitors have in excess of 100 offices worldwide and some have nearly 100 in the U.S alone. We constantly review key demand drivers of commercial real estate by market, including growth in population, households, employment, commercial real estate inventory by product type, and new construction. By doing so, we can determine not only where future strategic growth should occur, but more importantly, we can also ensure our capital markets advisors are constantly calling on the most attractive markets where we do not have offices. Since 2011, we have opened nine new offices, and during this same period, we have significantly added to the platform services and product specialties in nearly all of our offices. See “Results of Operations” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the results of our U.S. operations and “Risks Related to Our Business” within Item 1A, “Risk Factors” for a description of risks associated with our business, including with respect to operations in the United Kingdom.

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

Align our Leadership and Compensation Structures with Our Long-term Growth

We manage our operations through an executive committee (including ad-hoc members) and a leadership committee which includes approximately 80 of our senior capital markets advisors and managers. The executive committee consists of at least three, but no more than seven, individuals (in addition to ad-hoc members), one of whom is the managing member of the Operating Partnerships. The executive committee currently consists of our two inside directors, Mark Gibson, our chief executive officer, and Jody Thornton, our president and managing member of the Operating Partnerships, and five of our executive managing directors, Matthew D. Lawton, Gerard T. Sansosti, Manuel A. de Zarraga, Michael J. Tepedino, and effective January 1, 2018, Kevin MacKenzie. The executive committee is primarily responsible for the day-to-day oversight of the lines of business and property verticals. The leadership committee is composed of (i) the executive committee members, (ii) individual leaders chosen from each line of business and property vertical, (iii) the office heads from each office and (iv) individuals from other line and support functions at the discretion of the executive committee. The members of the leadership committee are responsible for either overseeing their respective lines of business, property verticals or their office as well as facilitating communication and educating all of our capital markets advisors within each office, line of business, property type and product specialties to better serve our clients.

We also aim to ensure continued emphasis on annual production, maintain our partnership culture and continue the alignment of employee, management and stockholder interests through periodic omnibus awards to individuals and through our profit participation bonus plans. Under our HFF LP and HFF Securities profit participation bonus plans, (collectively, the “Office Profit Participation Plans”) with respect to each applicable office for each calendar year, if a 14.5% or greater profit margin is generated by such office, an amount equal to 15% of the adjusted operating income (as defined under such plan) generated by such office funds a cash bonus pool payable to selected employees of HFF LP or HFF Securities, as the case may be. These plans were adopted in 2007 in connection with our initial public offering. Effective January 1, 2015, we amended the Office Profit Participation Plans to provide that our board of directors, or any appropriate committee thereof, may elect to pay up to one-half of the profit participation bonuses payable under the plans in the form of equity-based awards. HFF, Inc. also maintains a firm profit participation bonus plan (the “Firm Profit Participation Plan”) utilized primarily to compensate our business line and property vertical leadership. Under this plan, for each calendar year, if we achieve a 17.5% or greater adjusted operating income margin (as defined under such plan), a bonus pool will be funded by a percentage, ranging from 15% to 25%, of our adjusted operating income (as defined under such plan) beyond predefined adjusted operating income margin thresholds. Our board of directors, or an appropriate committee thereof, may elect to pay up to two-thirds of the profit participation bonuses payable under this plan in the form of equity-based awards. Effective January 1, 2015, we amended the Office Profit Participation Plans and Firm Profit Participation Plan, which now provide for an overall increase in the allocation of share-based awards. The cash portion of the awards will not be subject to time-based vesting conditions and will be expensed during the performance year. The share-based portion of the awards is subject to a three-year time-based vesting schedule beginning on the first anniversary of the grant (which is made in the first calendar quarter of the subsequent year). As a result, the total expense for the share-based portion of the awards is recorded over the period from the beginning of the performance year through the vesting date, or 50 months. Therefore, under the new design, the expense recognized during the performance year will be less than the expense that would have been recognized under the previous design. We expect that difference will be recognized as an increase in expense over the subsequent three years, irrespective of our financial performance in the future periods.

Our Services

Debt Placement Services

We offer our clients access to a complete range of debt instruments, including construction and construction/mini-permanent loans, adjustable and fixed rate mortgages, bridge loans, entity level debt, mezzanine debt, forward delivery loans, tax exempt financing and sale/leaseback financing. Offerings from the Joint Venture include derivative products and structured financing solutions services.

Our clients are owners of various types of property including, but not limited to, office, medical office related products, retail, industrial, hotel, multi-housing, student housing, self-storage, senior living, independent living, assisted living, nursing homes, condominiums and condominium conversions, mixed-use properties and land. Our clients range in size from individual entrepreneurs who own a single property to the largest real estate funds and institutional property owners throughout the world who invest globally, especially in the United States. Debt is or has been placed with major capital funding sources, both domestic and foreign, including life insurance companies, CMBS conduits, investment banks, commercial banks, debt funds, agency lenders, pension funds, pension fund advisors, real estate investment trusts (REITs), credit companies, opportunity funds and individual investors.

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

Equity Placement, Mergers and Acquisitions and Corporate Advisory Services

We offer our clients the ability to access the private equity markets for a variety of capital raises and transactions, including joint ventures, entity-level private placements, discretionary private equity funds and other structured finance transactions. Additionally, we offer our clients a range of financial advisory services:

•

Joint Ventures.     Equity capital to establish joint ventures relating to either identified properties or properties to be acquired by a sponsor. These joint ventures typically can be asset-specific or programmatic and involve the acquisition, development, recapitalization or restructuring of commercial real estate assets and include a variety of property types and geographic areas.

•

Structured Finance. Placement of mezzanine debt and preferred equity at the project level. These placements involve the acquisition, development, recapitalization or restructuring of commercial real estate assets and include a variety of property types and geographic areas.

•

Private Equity Funds.  Institutional marketing and fund-raising for public and private commercial real estate fund sponsors. In this capacity, we represent funds with strategies that range from core to opportunistic across a variety of property types and geographies.

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

Commercial Loan Servicing and Loan Performance Fees

We provide commercial loan servicing (primary and sub-servicing) for the Federal Home Loan Mortgage Corporation (“Freddie Mac”), CMBS originators, life insurance companies, mortgage REITS and debt funds, groups that purchase performing and non-performing loans as well as owners who sell commercial real estate subject to a purchase money mortgage. We are not a master servicer and therefore we have no advancing obligations for principal and interest nor do we have any loss sharing obligations relative to our loan servicing portfolio. Additionally, we are a rated CMBS primary and special servicer by Fitch Ratings. The primary servicer rating reflects our experienced and tenured management and staff and our long history as a commercial mortgage primary servicer, including with respect to Freddie Mac and CMBS servicing. The special servicer rating is based on our ability to work out, manage and resolve commercial mortgage loans and real estate owned assets. We believe our servicing platform, experienced personnel and hands-on service allow us to maintain close contact with both borrowers and lenders, and as a result, we are often the first point of contact in connection with refinancing, restructuring or sale of commercial real estate assets. Revenue is earned primarily from servicing fees charged to the lender.

In connection with the July 2, 2018 Risk Transfer Agreement with M&T Realty Capital Corporation, for each loan originated under the Risk Transfer Agreement, we indemnify M&T-RCC for their 33.33% share of loss sharing obligations with Fannie Mae. We receive loan performance fee payments for standing ready to fulfill such indemnification obligations.

To avoid potential conflicts, our capital markets advisors do not directly share in servicing or loan performance fee revenue, eliminating conflicts which can occur with serviced versus non-serviced lenders, but they can be compensated, in part for this as well as other activities, through the Office Profit Participation Plans, if available and applicable, at the discretion of the office heads in our respective offices. However, throughout the servicing life of a loan, the capital market advisor who originated the loan usually remains the main contact for both the borrower and lender, or the master and/or special servicer, as the case may be, to assist our servicing group with annual inspections, operating statement reviews and other major servicing issues affecting a property or properties and in some circumstances, may be compensated for services rendered.

Competition

The commercial real estate services industry, and all of the services that we provide, are highly competitive, and we expect them to remain so. We compete on an international, national, regional, and local basis on a number of critical factors including, but not limited to, the quality of our people and client service, historical track record and expertise and range of services and execution skills, absence of conflicts and business reputation. Depending on the product or service, we face competition from other international and domestic commercial real estate service providers, institutional lenders, banks and savings and loans, CMBS conduits, insurance companies, investment banking firms and investment managers, some of which may have greater financial resources than we do. Top competitors we face on international, national, regional and local levels include, but are not limited to, CBRE Capital Markets, Cushman & Wakefield, Eastdil Secured (owned by Wells Fargo), Jones Lang LaSalle, Colliers, Walker & Dunlop, Marcus & Millichap, Newmark Group, Inc., Northmarq Capital (Marquette), Meridian and Berkadia, among others. There are numerous other local and regional competitors in each of the local markets where we are located as well as the markets in which we do business.

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

Regulation

Our Securities Subsidiaries are subject to regulation. HFF Securities is currently registered as a broker-dealer with the Securities and Exchange Commission (SEC) and the Financial Industry Regulatory Authority (FINRA) and HFF Securities Limited is subject to regulation by the Financial Conduct Authority (FCA) in the UK. The FCA is responsible for monitoring compliance with the Financial Services and Markets Act 2000 and administering related rules. Violation of applicable FINRA and FCA regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines and the suspension, expulsion or other disciplining of a firm, its officers or employees. HFF Securities is registered as a broker-dealer in 21 states. HFF Securities is subject to regulations governing effectively every aspect of the securities business, including the effecting of securities transactions, minimum capital requirements, record-keeping and reporting procedures, relationships with customers, experience and training requirements for certain employees and business procedures with firms that are not subject to regulatory controls.

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

Employees

Our total employment was 1,074 employees as of December 31, 2018, which represents a 9.4% increase from the December 31, 2017 total employment of 982 employees.

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

•

Declines in the regional or local demand for commercial real estate, or significant disruptions in other segments of the real estate markets or capital markets, could adversely affect our results of operations. During 2018, approximately 19.1%, 12.0%, 6.7%, 5.9% and 5.5% of the Company’s capital markets services revenues were derived from transactions involving commercial real estate located in Texas, California, Florida, Illinois and the region consisting of the District of Columbia, Maryland and Virginia, respectively. As a result, a significant portion of our business is dependent on the economic conditions in general and in certain markets for commercial real estate such as in these areas, which, like other commercial real estate markets, have experienced price volatility or economic downturns in the past.

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

•

The UK’s June 2016 referendum to leave the European Union, commonly referred to as “Brexit”, has caused and may continue to cause disruptions to capital and currency markets worldwide. On March 29, 2017, the UK invoked Article 50 of the Lisbon Treaty, which provides a two-year time period through March 29, 2019 for the UK and the remaining European Union countries to negotiate a withdrawal agreement. The full impact of the Brexit decision, however, remains uncertain. The ongoing process of negotiation will determine the future terms of the UK’s relationship with the European Union. During this period of negotiation, our results of operations may be negatively affected by interest rate, exchange rate and other market and economic volatility, as well as regulatory and political uncertainty. Brexit may also have a detrimental effect on our customers, which would, in turn, adversely affect our revenues and financial condition. Additionally, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which European Union laws to replace or replicate. We may incur additional costs and expenses as we adapt to a changing regulatory framework in the UK and the effects of Brexit could adversely affect our business, business opportunities, results of operations and financial condition.

These and other types of events could lead to a decline in transaction activity as well as a decrease in values, which would likely in turn lead to a reduction in fees and commissions relating to such transactions. These effects would likely cause us to realize lower revenues from our transaction service fees, including debt placement fees, investment advisory commissions, and our private equity and advisory fees, which fees usually are tied to the transaction value and are payable upon the successful completion of a particular transaction. Such declines in transaction activity and value would likely also significantly reduce our loan servicing activities and revenues as a result of increased delinquencies and defaults on the loans we service and the lack of additional loans that we would have otherwise added to our servicing portfolio.

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

Our most important asset is our people, and our continued success is highly dependent upon the efforts of our capital markets advisors and other associates, including our analysts and production coordinators as well as our key servicing and company overhead support associates. Our capital markets advisors generate a significant majority of our revenues. If any of these key capital markets advisors or other important associates leave, or if we lose a significant number of capital markets advisors, or if we are unable to attract other qualified capital markets advisors, our business, financial condition and results of operations may suffer. We have experienced in the past, and expect to experience in the future, the negative impact of the inability to retain and attract associates, analysts and experienced capital markets advisors. Additionally, such events may have a disproportionate adverse effect on our operations if the senior most experienced capital markets advisors do not remain with us or if these events occur in geographic areas where substantial amounts of our capital markets services revenues are generated. Moreover, because a significant portion of the compensation paid to our capital markets advisors consists of commissions, in general our capital markets advisors receive significantly less compensation at times when we have substantial declines in our capital markets services revenues and may therefore have less incentive to remain with the Company during such challenging periods.

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

Our clients are both consumers of capital, such as property owners, and providers of capital, such as lenders and equity investors. Defaults or non-performance by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity crises and could lead to losses or defaults by one or more of our clients, which, in turn, could have a material adverse effect on our results of operations and financial condition. In addition, a client may fail to make payments when due, become insolvent or declare bankruptcy. Any client bankruptcy or insolvency or the failure of any client to make payments when due could result in material losses to our company. In particular, if any of our significant clients becomes insolvent or suffers a downturn in its business, it may seriously harm our business. While in 2018 and 2017 no one borrower or no one seller client represented more than 3% of our total capital markets services revenues, bankruptcy filings by or relating to one of our clients could delay or bar us from collecting pre-bankruptcy debts from that client.

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

The Company sources certain loans to M&T-RCC who then funds such loans through M&T RCC’s Fannie Mae DUS® platform. We are required to share the risk of loss on loans sold through M&T-RCC’s Fannie Mae DUS® platform under the terms of the Risk Transfer Agreement.  For each loan originated under the Risk Transfer Agreement, we deposit a portion of the original principal balance to serve as collateral for future loan losses. Our loss exposure is capped at 33.33% of the unpaid principal balance in excess of the collateral securing such loan. If future loan defaults exceed our estimated reserve levels, actual risk-sharing obligation payments under the Risk Transfer Agreement may increase, and such defaults and payments could have a material adverse effect on our results of operations and liquidity. As of December 31, 2018, the Company’s maximum quantifiable loss exposure associated with our indemnification obligation was $56.3 million.

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

Future acquisitions of companies or capital markets advisors and any necessary related financings may involve significant transaction-related expenses such as severance costs, lease termination costs, transaction costs, deferred financing costs, possible regulatory costs and merger-related costs, among others. We may also experience difficulties in integrating operations and accounting systems acquired from other companies. These challenges include, but are not limited to, the diversion of management’s attention from the regular operations of our business and the potential loss of our key clients, our key associates or those of the acquired operations, each of which could harm our financial condition and results of operation. We believe that most acquisitions will initially have an adverse impact on revenues, expenses, operating income and net income. Acquisitions also frequently involve significant costs related to integrating culture, people, information technology, accounting, reporting and management services and rationalizing personnel levels. If we are unable to fully integrate the culture, accounting, reporting and other systems of the businesses we acquire, we may not be able to effectively manage them, and our financial results may be materially affected. Moreover, the integration process itself may be disruptive to our business as it requires coordination of culture, people and geographically diverse organizations and implementation of new accounting and information technology systems.

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

A diminution in the ease at which our current financing sources can be drawn upon could negatively impact our liquidity. We are party to an uncommitted $600 million financing arrangement with PNC Bank, N.A. (“PNC”). During the first quarter of 2018, the maximum capacity under our financing arrangement with PNC was increased to $1.0 billion. On October 1, 2018, HFF LP entered into an extended funding agreement with Freddie Mac (the “Extended Funding Agreement”) whereby Freddie Mac could extend the required purchase date for each mortgage that has an Original Funding Date (as defined in the Extended Funding Agreement) occurring within the fourth quarter of 2018, to February 15, 2019. In connection with the Extended Funding Agreement with Freddie Mac, PNC agreed to increase its financing arrangement to $2.5 billion. The maximum capacity under the PNC arrangement will revert to $1.0 billion after the expiration of the Extended Funding Agreement. The Company is also party to an uncommitted $150 million financing arrangement with The Huntington National Bank (“Huntington”). The Huntington arrangement was amended in July 2017 to increase the uncommitted amount from $125 million to $150 million, which can be increased to $175 million three times in a one-year period for 45 calendar days and may be increased to $175 million from October 1, 2018 through February 15, 2019.

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting the Company’s participation in the Freddie Mac Program and cannot be used for any other purpose. As of December 31, 2018 and 2017, HFF LP had $348.4 million and $450.3 million, respectively, outstanding on the warehouse lines of credit. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (2.50% and 1.56% at December 31, 2018 and 2017, respectively) plus a spread. HFF LP is also paid interest on the mortgage note receivable secured by a multifamily loan at the rate in the Freddie Mac note. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in the Freddie Mac Program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing which could have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2018, our recorded goodwill was approximately $8.5 million and our intangible assets, net, were $73.9 million. The Company performs the required annual goodwill impairment evaluation in the fourth quarter of each year, or more frequently if there are indicators of impairment. No impairment of goodwill was determined to exist for the years ended December 31, 2018, 2017 or 2016. Our intangible assets primarily include mortgage servicing rights under agreements with third-party lenders. As of December 31, 2018, the fair value and net book value of the Freddie Mac, CMBS and Life Company servicing rights were $91.8 million and $73.6 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 83%, the discount rate increased 53% or if there is a 20% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. For further detail, refer to “Critical Accounting Policies” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. Any impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which charge could materially adversely affect our reported results of operations and the market price of our Class A common stock in future periods.

Our existing deferred tax assets may not be realizable, which may require us to take significant non-cash charges.

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and tax credit carryforwards, if any. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates are recognized in income in the period of the tax rate change, such as what occurred as a result of the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The net deferred tax asset of $41.1 million at December 31, 2018 is comprised mainly of a $49.4 million deferred tax asset related to the a tax basis step-up election under Section 754 of the Internal Revenue Code, as amended (“Section 754”), made by HFF, Inc. relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for shares of the Company’s Class A common stock since the date of the Reorganization Transactions. The deferred tax asset related to the Section 754 election tax basis step up of $49.4 million represents annual pre-tax deductions on the Section 754 basis step up less past payments under the tax receivable agreement of approximately $38.5 million in 2018, then increasing to $46.0 million in 2021 then decreasing over the next eight years to approximately $0.1 million by 2029. In order to realize the anticipated pre-tax benefit of approximately $38.5 million in 2019, the Company needs to generate approximately $418 million in revenue, assuming our current cost structure. In the event that the Company cannot realize the annual benefit each year, the shortfall becomes a net operating loss that can be carried forward indefinitely to offset future taxable income. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of comprehensive income.

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

Our business has become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications, and the maintenance of our financial and other records is dependent upon such technologies. Our digital systems, infrastructure and applications are vulnerable to damage or disruption from fire, power loss, telecommunications failure, system malfunctions, computer viruses, cyber-attacks, natural disasters such as hurricanes, earthquakes and floods, acts of war or terrorism, employee errors or malfeasance, or other events which are beyond our control. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-security matters impacting our business could include gaining unauthorized access to our digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Deliberate attacks on, or unintentional events affecting, our systems or infrastructure, the systems or infrastructure of third parties or the cloud could lead to corruption or loss of our proprietary data and potentially sensitive data, reputational damage, challenges in maintaining our books and records, communication interruptions, other operational disruptions and third-party liability. Further, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. As a result, our future operating results and ability to effectively provide our services could be materially adversely affected.

In addition, the operation and maintenance of our digital systems, infrastructure and applications is in some cases dependent on third-party technologies, systems and service providers for which there is no certainty of uninterrupted availability. Our business relies heavily on the use of commercial real estate data. A portion of this data is purchased or licensed from third-party providers for which there is no certainty of uninterrupted availability. A disruption of our ability to provide data to our professionals and/or our clients or an inadvertent exposure of proprietary data could damage our reputation and competitive position, and our operating results could be adversely affected.

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

Members of HFF Holdings, who consist of our senior capital markets advisors as well as other employees of the Operating Partnerships, held in their individual capacity approximately 11% of the voting power in HFF, Inc. as of December 31, 2018. As a result, and in combination with the fact that our certificate of incorporation does not provide for cumulative voting, these individuals, acting as individuals, collectively, have the ability to exert significant influence in the election of the members of our board of directors and thereby the control of our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends. In addition, these individuals may be able to significantly influence the outcome of all matters requiring stockholder approval, including a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. We cannot assure you that the interests of these individuals will not conflict with your interests.

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

In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition. There can be no assurance that we will be able to continue to maintain the processes and controls necessary to fully comply with the requirements of the Sarbanes-Oxley Act or that our management and external auditors will continue to conclude that our internal controls are effective.

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

As of February 20, 2019, 2,702,687 shares of our Class A common stock were reserved for issuance under outstanding awards of vested and unvested restricted stock units or options to purchase our Class A common stock and 2,161,316 shares of our Class A common stock were reserved for future issuance under our 2016 Equity Incentive Plan.

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

Market Information

Our Class A common stock, par value $0.01 per share, trades on the New York Stock Exchange (“NYSE”) under the symbol “HF.” In connection with our initial public offering, our Class A common stock was priced for initial sale on January 30, 2007. There was no established public trading market for our common stock prior to that date. On February 20, 2019 the closing sales price, as reported by the NYSE, was $42.59.

For equity compensation plan information, please refer to Item 12 in Part III of the Annual Report on Form 10-K.

Holders

On February 20, 2019, we had 193 stockholders of record of our Class A common stock.

Dividends

On January 31, 2019, our board of directors declared a special cash dividend of $1.75 per share of Class A common stock to stockholders of record on February 11, 2019. The aggregate dividend payment was paid on February 27, 2018 and totaled approximately $68.7 million based on the number of shares of Class A common stock then outstanding. Additionally, 79,324 restricted stock units (dividend equivalent units) were granted for those unvested and vested but not issued restricted stock units as of the record date of February 11, 2019. These dividend units follow the same vesting terms as the underlying restricted stock units. The declaration and payment of any future dividends will be at the sole discretion of our board of directors.

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

Performance Graph

The following graph shows our cumulative total stockholder return for the period December 31, 2013 and ending on December 31, 2018. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, and an industry peer group for this period.

The comparison below assumes $100 was invested on December 31, 2013 in our Class A common stock and in each of the indices shown and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not indicative of future stock price performance. The peer group is comprised of the following publicly-traded real estate services companies: CB Richard Ellis Group, Inc., and Jones Lang LaSalle Incorporated. These companies represent our primary competitors that are publicly traded with business lines reasonably comparable to ours.

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
● HFF, Inc.	100.00	141.06	127.87	132.63	225.37	159.05
∎ S&P 500 Index	100.00	111.39	110.58	121.13	144.65	135.63
▲ Peer Group	100.00	138.33	121.89	109.21	155.07	138.63

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities of the Company during 2018.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

The selected historical consolidated financial data as of and for the years ended December 31, 2018, 2017, and 2016 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data for the years ended December 31, 2015 and 2014 was also derived from our audited consolidated financial statements not otherwise included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future performance or results of operations. The following selected consolidated financial data should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	For The Year Ended December 31,
	2018	2017	2016	2015	2014
Statement of Income Data:
Total revenues	$662,042	$609,478	$517,426	$501,990	$425,918
Operating expenses	567,308	504,150	421,653	394,217	341,091
Operating income	94,734	105,328	95,773	107,773	84,827
Interest and other income, net	60,030	57,209	33,525	32,043	17,926
Interest expense	(15)	(21)	(42)	(47)	(41)
(Increase) decrease in payable under the tax receivable agreement	(1,226)	39,212	(1,025)	2,143	800
Income before income taxes	153,523	201,728	128,231	141,912	103,512
Income taxes	37,535	106,768	51,036	57,949	42,226
Net income	$115,988	$94,960	$77,195	$83,963	$61,286
Diluted earnings per common share	$2.88	$2.39	$1.99	$2.18	$1.61
Cash dividends per common share	$1.75	$1.57	$1.80	$1.80	$1.83
Adjusted EBITDA (1)	$168,939	$163,468	$133,550	$141,263	$110,110
Balance Sheet Data:
Total assets	$858,053	$892,205	$716,659	$742,530	$604,252
Long term debt, excluding current portion	$66	$136	$259	$514	$429
Total liabilities	$507,507	$605,738	$480,117	$528,026	$417,807

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

The following table is an unaudited reconciliation of consolidated net income to Adjusted EBITDA for the Company for the periods set forth below:

Adjusted EBITDA for the Company is calculated as follows:

(dollars in thousands)

	For the year ended December 31,
	2018	2017	2016	2015	2014
Net income	$115,988	$94,960	$77,195	$83,963	$61,286
Add:
Interest expense	15	21	42	47	41
Income tax expense	37,535	106,768	51,036	57,949	42,226
Depreciation and amortization	23,933	17,001	11,834	9,194	7,830
Stock-based compensation (a)	25,161	17,385	12,310	8,579	9,821
Valuation of mortgage servicing rights	(34,919)	(33,455)	(19,892)	(16,326)	(10,294)
Change in payable under the tax receivable agreement	1,226	(39,212)	1,025	(2,143)	(800)
Adjusted EBITDA	$168,939	$163,468	$133,550	$141,263	$110,110

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

Overview

Our Business

We are, based on transaction volume, one of the leading providers of commercial real estate and capital markets services to both the users and providers of capital in the commercial real estate industry and are one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 26 offices with approximately 1,074 associates and approximately 392 capital markets advisors. During 2018, we advised on approximately $99.7 billion of completed commercial real estate transactions, a 3.8% increase compared to the approximately $96.1 billion of completed transactions we advised on in 2017.

Substantially all of our revenues are in the form of capital markets services fees collected from our clients, usually negotiated on a transaction-by-transaction basis. We also earn fees from commercial loan servicing activities. We believe that our multiple product offerings, diverse client mix, expertise in a wide range of property types and national platform have the potential to create a diversified revenue stream within the U.S. commercial real estate sector. Our revenues and net income were $662.0 million and $116.0 million, respectively, for the year ended December 31, 2018, compared to revenues and net income of $609.5 million and $95.0 million, respectively, for the year ended December 31, 2017.

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

Key Financial Measures and Indicators

Revenues

Substantially all of our revenues are derived from capital markets services. These capital markets services revenues are in the form of fees collected from our clients, usually negotiated on a transaction-by-transaction basis, which includes origination fees, investment advisory fees earned for brokering sales of commercial real estate, loan servicing fees and loan sales and other production fees. We also earn interest on mortgage notes receivable during the period between the origination of the loan and the subsequent sale to Freddie Mac in connection with our participation in the Freddie Mac Program. For the year ended December 31, 2018, we had total revenues of $662.0 million, of which approximately 95.4% were attributable to capital markets services revenue, 4.0% were attributable to interest on mortgage notes receivable and approximately 0.7% were attributable to other revenue sources. For the year ended December 31, 2017, our total revenues equaled $609.5 million, of which 96.2% were generated by our capital markets services, 3.1% were attributable to interest on mortgage notes receivable and 0.7% were attributable to other revenue sources.

Total Revenues:

Capital markets services revenues. We earn our capital markets services revenue through the following activities and sources:

•

Origination fees. Our origination fees are earned through the placement of debt and equity. Debt placements (along with investment advisory fees — see below) represent the majority of our business, with approximately $54.5 billion and $51.7 billion of debt transaction volume in 2018 and 2017, respectively. Fees earned by the Securities Subsidiaries for discretionary and non-discretionary equity capital raises and other investment banking services are also included with capital markets services revenue in our consolidated statements of comprehensive income. We recognize origination revenues at the closing of the applicable financing and funding of capital, when such fees are generally collected. We recognize fees earned by Securities Subsidiaries at the time the capital is funded or committed, based on the underlying fee agreement.

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

•

Loan servicing and loan performance fees. We generate loan servicing fees through the provision of collection, remittance, recordkeeping, reporting and other related loan servicing functions, activities and services. We recognize loan servicing revenues at the time services are rendered, provided the loans are current and the debt service payments are actually made by the borrowers. We also generate loan performance fees associated with our indemnification obligations related to the Risk Transfer Agreement. Revenue is recognized as we fulfill our stand ready obligation to satisfy such indemnification obligations.

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

Costs and Expenses

The largest components of our expenses are our operating expenses, which consist of cost of services, personnel expenses not directly attributable to providing services to our clients, occupancy expenses, travel and entertainment expenses, supplies, research and printing expenses and other expenses. For the years ended December 31, 2018 and 2017, our total operating expenses were $567.3 million and $504.2 million, respectively.

Operating Expenses:

Cost of Services. The largest portion of our operating expenses is cost of services. We consider employee expenses directly attributable to providing services to our clients and certain purchased services to be directly attributable to the generation of our capital markets services revenue and classify these expenses as cost of services in the consolidated statements of comprehensive income. These employee expenses include employee-related compensation and benefits. Most of our capital markets advisors are paid commissions; however, there are some capital markets advisors who are initially paid a salary or draw with commissions credited against the salary or draw. Additionally, some capital markets advisors are paid super-commissions (as defined in their respective employment contracts) based on successfully achieved contractual performance-based metrics. Analysts, who support capital markets advisors in executing transactions, are paid a salary plus a discretionary bonus, which is usually calculated as a percentage of an analyst bonus pool or as direct bonuses for each transaction, depending on the policy of each office. All other employees may receive a combination of salary and an incentive bonus based on performance or job function.

Personnel. Personnel expenses include employee-related compensation and benefits that are not directly attributable to providing services to our clients including, profit participation bonuses, stock-based compensation and any other incentive bonus compensation. Offices or lines of business that generate profit margins of 14.5% or more are entitled to profit participation bonuses equal to 15% of adjusted operating income (as defined in the Office Profit Participation Plans) generated by the office or line of business. The allocation of the payment associated with the Office Profit Participation Plans to the employees is determined by the office head with a review by the managing member of HFF LP or HFF Securities, as the case may be, provided that any profit participation bonuses to be paid to any executive officer or inside director of HFF, Inc. must be approved in advance by our board of directors or an appropriate committee thereof. In 2018 and 2017, the total expense related to the Office Profit Participation Plans was approximately 18.7% and 15.7% respectively of operating income before the Office and Firm Profit Participation Plan expense. This increased percentage is primarily due to the amended vesting conditions of the Office Profit Participation Plans. Due to the amended vesting conditions within the Office Profit Participation Plans effective January 1, 2015, approximately 12%, 12%, 12% and 2% of the 2018 total bonus amount is expected to be expensed in 2019, 2020, 2021 and 2022, respectively.

In addition, in January 2011, we adopted the HFF, Inc. Firm Profit Participation Plan. For each calendar year, beginning in 2011, if we achieve a 17.5% or greater adjusted operating income margin (as defined under such plan), a bonus pool is funded by a percentage, ranging from 15% to 25%, of our adjusted operating income (as defined under such plan) beyond predefined adjusted operating income margin thresholds ranging from 17.5% to 27.5%. Members of the executive and leadership committees of the Operating Partnerships, as well as others within the Operating Partnerships, are eligible to receive a bonus payment under the Firm Profit Participation Plan. The Firm Profit Participation Plan is administered by our chief executive officer, provided that any profit participation bonuses to be paid to any executive officer or inside director of HFF, Inc. must be approved in advance by our board of directors or an appropriate committee thereof. In 2018 and 2017, total Firm Profit Participation Plan expense was approximately 5.7% and 5.6% of operating income before the Firm Profit Participation Plan expense. Due to the amended vesting conditions within the Firm Profit Participation Plan effective January 1, 2015, approximately 12%, 12%, 12% and 2% of the 2018 total bonus amount is expected to be expensed in 2019, 2020, 2021 and 2022, respectively.

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

Interest and Other Income, net:

Interest and other income, net consists of income recognized on the initial recording of mortgage servicing rights that are acquired with no initial consideration and the inherent value of servicing rights, gains on the sale of loans, gains on the sale of mortgage servicing rights, securitization compensation from the sale of mortgage servicing rights that were part of a securitization pool, equity earnings from our Joint Venture, interest earned from the investment of our cash and cash equivalents and fees earned on escrow balances maintained as a result of required reserve accounts and tax and insurance escrows for the loans we service.

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

The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. The Company completed its analysis related to the impacts of the 2017 Tax Act during the third quarter 2018 in connection with the finalization of its tax returns.  There were no adjustments from previously estimated amounts as a result of the completion of the Company’s assessment.

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

Results of Operations

Following is a discussion of our results of operation for the years ended December 31, 2018, 2017 and 2016. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Twelve Months Ended December 31,
	2018		2017		Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(in thousands, unless percentages)
Revenues
Capital markets services revenue	$631,474	95.4%	$586,346	96.2%	$45,128	7.7%
Interest on mortgage notes receivable	26,209	4.0%	19,114	3.1%	7,095	37.1%
Other	4,359	0.7%	4,018	0.7%	341	8.5%
Total revenues	662,042	100.0%	609,478	100.0%	52,564	8.6%
Operating expenses:
Cost of services	366,185	55.3%	342,208	56.1%	23,977	7.0%
Personnel	80,802	12.2%	62,174	10.2%	18,628	30.0%
Occupancy	16,111	2.4%	16,165	2.7%	(54)	(0.3)%
Travel and entertainment	21,539	3.3%	19,507	3.2%	2,032	10.4%
Supplies, research and printing	9,814	1.5%	8,934	1.5%	880	9.9%
Other	72,857	11.0%	55,162	9.1%	17,695	32.1%
Total operating expenses	567,308	85.7%	504,150	82.7%	63,158	12.5%
Operating income	94,734	14.3%	105,328	17.3%	(10,594)	(10.1)%
Interest and other income, net	60,030	9.1%	57,209	9.4%	2,821	4.9%
Interest expense	(15)	(0.0)%	(21)	(0.0)%	6	(28.6)%
(Increase) decrease in payable under the tax receivable agreement	(1,226)	(0.2)%	39,212	6.4%	(40,438)	(103.1)%
Income before income taxes	153,523	23.2%	201,728	33.1%	(48,205)	(23.9)%
Income tax expense	37,535	5.7%	106,768	17.5%	(69,233)	(64.8)%
Net income	$115,988	17.5%	$94,960	15.6%	$21,028	22.1%
Adjusted EBITDA (1)	$168,939	25.5%	$163,468	26.8%	$5,471	3.3%

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

Revenues. Our total revenues were $662.0 million for the year ended December 31, 2018 compared to $609.5 million for the same period in 2017, an increase of $52.6 million, or 8.6%. Revenues increased primarily as a result of 7.7%, 37.1% and 8.5% increases in capital markets services revenues, interest on mortgage notes receivable and other revenues, respectively.

•

The revenues we generated from capital markets services for the year ended December 31, 2018 increased $45.1 million, or 7.7%, to $631.5 million from $586.3 million for the same period in 2017. The increase is primarily attributable to the 3.8% increase in production volumes, an increase in the number of transactions as well as an increase in the average basis points per transaction.

•

The revenues derived from interest on mortgage notes receivable was $26.2 million for the year ended December 31, 2018 compared to $19.1 million for the same period in 2017, an increase of $7.1 million, or 37.1%. The increase is due to maintaining an increased average principal balance at higher interest rates in conjunction with our participation in the Freddie Mac Program during 2018 as compared to 2017.

•

The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were $4.4 million for the year ended December 31, 2018 compared to $4.0 million for the same period in 2017, an increase of approximately 8.5%.

Total Operating Expenses. Our total operating expenses were $567.3 million for the year ended December 31, 2018 compared to $504.2 million for the same period in 2017, an increase of $63.2 million, or 12.5%. Expenses increased primarily due to increased compensation-related costs within cost of services and personnel costs as a result of increases in commissions and other incentive compensation directly related to increases in capital markets services revenue, increases in headcount and an increase in performance-based compensation. In addition to the compensation related increases, depreciation and amortization and interest on the warehouse line of credit increased compared to the prior year.

•

The costs of services for the year ended December 31, 2018 increased approximately $24.0 million, or 7.0%, to $366.2 million from $342.2 million for the same period in 2017. The increase is primarily the result of the increase in commissions and other incentive compensation directly related to the 7.7% increase in capital markets services revenues. Additionally, contributing to the increase in cost of services are higher salary and fringe benefit costs from increased headcount to support the increase in production volume. Cost of services as a percentage of capital markets services revenues were approximately 58.0% and 58.4% for the years ended December 31, 2018 and 2017.

•

Personnel expenses that are not directly attributable to providing services to our clients for the year ended December 31, 2018 increased $18.6 million, or 30.0%, to $80.8 million from $62.2 million for the same period in 2017. The increase is primarily related to an increase in salaries, incentive compensation, stock compensation and benefit costs. The increase in incentive compensation is primarily related to cash incentive compensation costs of $4.2 million associated with the additional compensation award granted during the first quarter of 2018. Personnel expenses are impacted quarterly by the adjustments made to accrue for the estimated expense associated with the performance-based Firm and Office Profit Participation Plans. Both the Firm and Office Profit Participation Plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors.

Stock compensation expense, which is included in personnel expenses, for the year ended December 31, 2018 was $25.2 million as compared to $17.4 million for the same period in 2017, an increase of $7.8 million. At December 31, 2018, there was approximately $37.4 million of unrecognized compensation cost related to share-based awards. The weighted average remaining contractual term of the unvested restricted stock units is 1.7 years as of December 31, 2018.

•	Occupancy costs of $16.1 million remained relatively flat compared to $16.2 million during the year ended December 31, 2017.
•

Travel and entertainment expenses for the year ended December 31, 2018 increased $2.0 million, or 10.4%, to $21.5 million compared to $19.5 million the same period in 2017. This increase is primarily due to costs associated with our increased headcount and travel and entertainment costs stemming from the increase in capital markets services revenues.

•

Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $72.9 million in the year ended December 31, 2018, an increase of $17.7 million, or 32.1%, compared to $55.2 million for the year ended December 31, 2017. This increase is primarily related to an increase in our interest expense on our warehouse lines of credit supporting our participation in the Freddie Mac Program business of $7.8 million, an increase of $6.9 million in depreciation and amortization and an increase of $2.2 million in other operating expenses.

Operating income. Our operating income in 2018 was $94.7 million, a decrease of $10.6 million from $105.3 million in 2017 attributable to the factors discussed above.

Interest and other income, net. Interest and other income, net in 2018 increased $2.8 million, or 4.9%, to $60.0 million from $57.2 million in 2017. This increase was primarily attributable to interest and other related income as well as higher income from the valuation of the Company’s mortgage servicing rights which were partially offset by reductions in other agency-related income.

Interest expense. The interest expense we incurred during the year ended December 31, 2018 totaled $15,000 compared to $21,000 of similar expenses incurred in the year ended December 31, 2017.

Net Income. Our net income for the year ended December 31, 2018 was $116.0 million, an increase of $21.0 million, or 22.1%, compared to $95.0 million for the same fiscal period in 2017. In addition to the factors affecting operating income, interest and other income, net and interest expense discussed above, other factors impacting net income included:

•

Changes in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement as we are obligated to pay HFF Holdings 85% of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis pursuant to our election under Section 754. We had an increase in the payable under the tax receivable agreement of $1.2 million for the year ended December 31, 2018 compared to a reduction in the payable under the tax receivable agreement of $39.2 million for the year ended December 31, 2017. Each year we update the tax rates and apportionment used to measure the deferred tax assets which resulted in a increase in deferred tax assets related to the payable under the tax receivable agreement of $1.4 million and a decrease of $46.1 million for 2018 and 2017, respectively. The reduction during 2017 was principally impacted during the fourth quarter as a result of the reduction in statutory tax rates associated with the 2017 Tax Act.

•

Income tax expense was approximately $37.5 million for the year ended December 31, 2018, a decrease of approximately $69.2 million over $106.8 million for the year ended December 31, 2017. The decrease in income tax expense related to the impact of the reduction in statutory tax rates associated with the 2017 Tax Act as well as prior year expense associated with the reduction in deferred tax assets attributable to the tax receivable agreement. During the year ended December 31, 2018, the Company recorded current income tax expense of approximately $27.9 million and deferred income tax expense of approximately $9.6 million. For further detail relating to the Operating Partnerships’ tax basis step-up election under Section 754, refer to Note 14 to our consolidated financial statements.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	For The Year Ended December 31,
	2017		2016		Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(Dollars in thousands)
Revenues
Capital markets services revenue	$586,346	96.2%	$498,590	96.4%	$87,756	17.6%
Interest on mortgage notes receivable	19,114	3.1%	15,198	2.9%	3,916	25.8%
Other	4,018	0.7%	3,638	0.7%	380	10.4%
Total revenues	609,478	100.0%	517,426	100.0%	92,052	17.8%
Operating expenses
Cost of services	342,208	56.1%	291,290	56.3%	50,918	17.5%
Personnel	62,174	10.2%	51,171	9.9%	11,003	21.5%
Occupancy	16,165	2.7%	14,133	2.7%	2,032	14.4%
Travel and entertainment	19,507	3.2%	16,786	3.2%	2,721	16.2%
Supplies, research and printing	8,934	1.5%	7,700	1.5%	1,234	16.0%
Other	55,162	9.1%	40,573	7.8%	14,589	36.0%
Total operating expenses	504,150	82.7%	421,653	81.5%	82,497	19.6%
Operating income	105,328	17.3%	95,773	18.5%	9,555	10.0%
Interest and other income, net	57,209	9.4%	33,525	6.5%	23,684	70.6%
Interest expense	(21)	(0.0)%	(42)	—	21	(50.0)%
(Increase) decrease in payable under the tax receivable agreement	39,212	6.4%	(1,025)	(0.2)%	40,237	(3925.6)%
Income before taxes	201,728	33.1%	128,231	24.8%	73,497	57.3%
Income tax expense	106,768	17.5%	51,036	9.9%	55,732	109.2%
Net income	$94,960	15.6%	$77,195	14.9%	$17,765	23.0%
Adjusted EBITDA (1)	$163,468	26.8%	$133,550	25.8%	$29,918	22.4%

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

Net Income. Our net income for the year ended December 31, 2017 was $95.0 million, an increase of $17.8 million, or 23.0%, compared to $77.2 million for the same fiscal period in 2016. In addition to the factors affecting operating income, interest and other income, net and interest expense discussed above, other factors impacting net income included:

•

Changes in the estimated tax benefits owed to HFF Holdings under the tax receivable agreement as we are obligated to pay HFF Holdings 85% of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis pursuant to our election under Section 754. We had a reduction in the payable under the tax receivable agreement of $39.2 million for the year ended December 31, 2017 compared to an increase in the payable under the tax receivable agreement of $1.0 million for the year ended December 31, 2016. The reduction during 2017 was principally impacted during the fourth quarter as a result of the reduction in statutory tax rates associated with the 2017 Tax Act. Each year we update the tax rates used to measure the deferred tax assets which resulted in a decrease in deferred tax assets related to the payable under the tax receivable agreement of $46.1 million and $1.2 million for 2017 and 2016, respectively.

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

Financial Condition

Total assets decreased $34.2 million to $858.1 million at December 31, 2018 compared to $892.2 million at December 31, 2017 due primarily to:

•

A decrease in mortgage notes receivable of $99.6 million to $351.2 million at December 31, 2018 from $450.8 million at December 31, 2017 due to a reduction in the principal on loans outstanding related to our participation in the Freddie Mac Program business at December 31, 2018 as compared to December 31, 2017.

•	A decrease in deferred tax assets of $9.8 million.

Offsetting these decreases were increases in cash and cash equivalents of $32.8 million, intangibles of $15.0 million and securities held to maturity of $25.0 million.

Total liabilities decreased $98.2 million to $507.5 million at December 31, 2018 compared to $605.7 million at December 31, 2017, due primarily to:

•

A decrease in our warehouse lines of credit of $101.9 million due to a reduction in principal on loans outstanding related to our participation in the Freddie Mac Program business at December 31, 2018 as compared to December 31, 2017.

•	A decrease in the current and noncurrent portion of the tax receivable agreement of $10.6 million and a decrease in other current liabilities of $3.4 million.

Offsetting these decreases were increases in accrued compensation of $15.1 million and the current portion of long-term debt of $3.6 million.

Stockholders’ equity increased to $350.5 million at December 31, 2018 from $286.5 million at December 31, 2017 primarily due to the $116.0 million of net income earned during the year ended December 31, 2018 and the recording of stock based compensation and other, net of $29.6 million in 2018 which were partially offset by a dividend payment of $67.8 million and share repurchases of Class A common stock in connection with the minimum employee statutory tax withholdings of $14.2 million.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of payments under the tax receivable agreement and payment of commissions and bonuses to employees.

2018

Cash and cash equivalents and restricted cash increased $30.5 million in the year ended December 31, 2018. Net cash of $144.0 million was provided by operating activities, primarily resulting from net income and adjustments to reconcile net income of $139.1 million. Working capital added an additional $3.3 million of cash from operations and noncurrent assets and liabilities provided $1.6 million. Cash used for investing activities included $4.0 million for property and equipment and $26.7 million related to investments in M&T-RCC preferred securities and the Kensington Joint Venture. Financing activities used $82.1 million of cash which was primarily due to a $67.8 million dividend payment that we made to holders of our Class A common stock on February 21, 2018. Additionally, $14.2 million was used to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings.

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

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At December 31, 2018, our cash and cash equivalents of $305.6 million were invested or held at three financial institutions in a mix of money market funds and bank demand deposit accounts. Our current liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash levels, credit lines, interest and payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements.

Over the twelve-month period ended December 31, 2018, we generated approximately $144.0 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the year ended December 31, 2018, we incurred approximately $567.3 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the year ended December 31, 2018, approximately 57.8% of our operating expenses were variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our working capital needs. However, if the economy deteriorates in the future we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations. As of February 22, 2019, our cash and cash equivalents were approximately $314.9 million. We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

On January 31, 2019, our board of directors declared a special cash dividend of $1.75 per share of Class A common stock to stockholders of record on February 11, 2019. The aggregate dividend payment was paid on February 27, 2019 and totaled approximately $68.7 million based on the number of shares of Class A common stock then outstanding. Additionally, 79,324 restricted stock units (dividend equivalent units) were granted for those unvested and vested but not issued restricted stock units as of the record date of February 11, 2019. These dividend equivalent units follow the same vesting terms as the underlying restricted stock units.

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

Our tax receivable agreement with HFF Holdings entered into in connection with our initial public offering provides for the payment by us to HFF Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes that we actually realize as a result of the increases in tax basis and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. We have estimated that the payments that will be made to HFF Holdings will be $50.3 million, of which approximately $8.3 million is anticipated to be paid during 2019. Our liquidity needs related to our long-term obligations are primarily related to our facility leases and capital lease obligations. Additionally, for the year ended December 31, 2018, we incurred approximately $16.1 million in occupancy expenses.

On July 2, 2018, the Company entered into a Risk Transfer Agreement with M&T-RCC. Through this agreement the Company sources certain loans to M&T-RCC who then funds such loans through M&T RCC’s Fannie Mae DUS® platform. We are required to share the risk of loss on loans sold through M&T-RCC’s Fannie Mae DUS® platform under the terms of the Risk Transfer Agreement. For each loan originated under the Risk Transfer Agreement, we deposit a portion of the original principal balance to serve as collateral for future loan losses. Our loss exposure is capped at 33.33% of the unpaid principal balance in excess of the collateral securing such loan. As of December 31, 2018, the Company’s maximum quantifiable loss exposure associated with our indemnification obligation was $56.3 million. The maximum quantifiable liability is not representative of the actual loss we may incur as we would only be liable for this amount in the event that all of the loans that we indemnify for M&T-RCC were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

We are a party to an uncommitted $600 million financing arrangement with PNC that has a maximum capacity of $1.0 billion. We also have an uncommitted $150 million financing arrangement with Huntington that can be increased to $175 million three times in a one-year period for 45 calendar days and may be increased to $175 million from October 1, 2018 through February 15, 2019 to fund our Freddie Mac loan closings. Pursuant to these arrangements, PNC or Huntington funds the multifamily Freddie Mac loan closings in accordance with the Freddie Mac Program on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting our participation in the Freddie Mac Program and cannot be used for any other purpose. On October 1, 2018, HFF LP entered into the Extended Funding Agreement with Freddie Mac whereby Freddie Mac can extend the required purchase date for each mortgage that has an Original Funding Date (as defined in the Extended Funding Agreement) occurring within the fourth quarter of 2018, to February 15, 2019. In connection with the Extended Funding Agreement with Freddie Mac, PNC agreed to increase its financing arrangement to $2.5 billion. The maximum capacity under the PNC arrangement will revert to $1.0 billion after the expiration of the Extended Funding Agreement. As of December 31, 2018, we had outstanding borrowings of $348.4 million under the PNC/Huntington arrangements. Non-cash activity totaling $101.9 million decreased these financing arrangements during the twelve-month period ended December 31, 2018. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in the Freddie Mac Program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

Critical Accounting Policies

We prepare our financial statements in accordance with U.S. generally accepted accounting principles. In applying many of these accounting principles, we need to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and our actual results may change negatively based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. Our accounting policies are more fully described in Part II, Item 8, Financial Statements and Supplementary Data, Note 2 of the Consolidated Financial Statements.

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

Intangible Assets. Intangible assets include mortgage servicing rights under agreements with third-party lenders, non-competition agreements and customer relationships. Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, we determine the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering our own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, we have consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of December 31, 2018, the fair value and net book value of the servicing rights were $91.8 million and $73.6 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 83%, the discount rate increased 53% or if there is a 20% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the potential impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income. We evaluate intangible assets on an annual basis, or more frequently if circumstances so indicate, for potential impairment.

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

The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property.  During the third quarter of 2018, the Company completed its analysis related to the impacts of the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) in connection with the finalization of its tax returns.  There were no adjustments from previously estimated amounts as a result of the completion of the Company’s assessment.

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

The net deferred tax asset of $41.1 million at December 31, 2018 is comprised mainly of a $49.4 million deferred tax asset related to the Section 754 election tax basis step up. The deferred tax asset related to the Section 754 election tax basis step up of $49.4 million represents annual pre-tax deductions on the Section 754 basis step up and past payments under the tax receivable agreement of approximately $38.5 million in 2019 then increasing to $46.0 million in 2021 and then decreasing over the next eight years to approximately $0.1 by 2029. In order to realize the anticipated pre-tax benefit of approximately $38.5 million in 2019, the Company needs to generate approximately $418 million in revenue, assuming a constant cost structure. In the event that the Company cannot realize the annual pre-tax benefit each year, the shortfall becomes a net operating loss that can be carried forward indefinitely to offset future taxable income. If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of comprehensive income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets

Firm and Office Profit Participation Plans and Executive Bonus Plan. The Company’s Firm and Office Profit Participation Plans and Executive Bonus Plan provide for payments in cash and share-based awards if certain performance targets are achieved during the year. The expense recorded for these plans is estimated during the year based on actual results at each interim reporting date and an estimate of future results for the remainder of the year. The plans allow for payments to be made in both cash and share-based awards, the composition of which is determined in the first calendar quarter of the subsequent year. Cash and share-based awards issued under these plans are subject to vesting conditions over the subsequent year, such that the total expense measured for these plans is recorded over the period from the beginning of the performance year through the vesting date. Based on an accounting policy election, the expense associated with the share-based component of the estimated incentive payout is recognized before the grant date of the stock due to the fact that the terms of the profit participation plans have been approved by the Company’s board of directors, the employees of the Company understand the requirements to earn the award, the number of shares is not determined before the grant date and, finally, if the performance metrics are not met during the performance year, the award is not earned and therefore forfeited. Prior to the grant date, the share-based component expense is recorded as incentive compensation within personnel expenses in the Company’s consolidated statements of comprehensive income. Following the award, if any, of the related incentive payout, the stock component expense is reclassified as stock compensation costs within personnel expenses. See Note 2 to the Company’s consolidated financial statements for further information regarding the Company’s accounting policies relating to its Firm and Office Profit Participation Plans and Executive Bonus Plan.

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

Certain Information Concerning Off-Balance Sheet Arrangements

We do not currently invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support. Other than the risk-sharing obligations under the Risk Transfer Agreement disclosed in this Annual Report on Form 10-K, we do not have any off-balance sheet arrangements or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at December 31, 2018 (dollars in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Warehouse line of credit	$348,378	$348,378	$—	$—	$—
Operating lease obligations	63,145	11,958	22,939	14,261	13,987
Notes payable	3,800	3,800	-	-	-
Capital lease obligations	164	98	66	—	—
Total contractual obligations	$415,487	$364,234	$23,005	$14,261	$13,987

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007 and kept that election in effect for each taxable year in which an exchange of Operating Partnership units for shares of Class A common stock occurred. The initial sale as a result of the Company’s initial public offering increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows us to reduce the amount of future tax payments to the extent that we have future taxable income. We are obligated, however, pursuant to our Tax Receivable Agreement with HFF Holdings, to pay to HFF Holdings, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of these increases in tax basis and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of our payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of our assets resulting in payments to HFF Holdings, we have estimated the payments that will be made to HFF Holdings will be $50.3 million, of which $8.3 million is anticipated to be paid in 2019, and have recorded this obligation to HFF Holdings as a liability on the consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

We may be subject to exposures to changes in foreign currency exchange rates. Our risk management objective is to reduce our exposure to the effects of changes in exchange rates and we may manage our exposure to changes in foreign currency exchange rates by entering into foreign currency forward contracts. We did not engage in foreign currency hedging transactions during the three-year period ended December 31, 2018.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of HFF, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HFF, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of HFF, Inc.

Opinion on Internal Control over Financial Reporting

We have audited HFF, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HFF, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 28, 2019

HFF, Inc.

Consolidated Balance Sheets

	December 31,
	2018	2017
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$305,555	$272,801
Restricted cash	1,723	4,001
Accounts receivable	8,150	2,272
Mortgage notes receivable	351,194	450,821
Prepaid taxes	671	978
Prepaid expenses and other current assets	13,021	16,575
Total current assets	680,314	747,448
Property and equipment, net	17,196	17,897
Deferred tax asset, net	41,124	50,874
Goodwill	8,512	8,688
Intangible assets, net	73,862	58,837
Securities - held to maturity	25,000	-
Other noncurrent assets	12,045	8,461
Total assets	$858,053	$892,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,898	$269
Warehouse line of credit	348,378	450,255
Accrued compensation and related taxes	67,653	52,574
Accounts payable	3,204	3,527
Payable under tax receivable agreement	8,313	11,838
Other current liabilities	21,968	25,338
Total current liabilities	453,414	543,801
Deferred rent credit	11,825	12,700
Payable under the tax receivable agreement, less current portion	41,977	49,101
Long-term debt, less current portion	66	136
Other noncurrent liabilities	225	-
Total liabilities	507,507	605,738
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 authorized; 39,143,253 and 38,742,698 shares issued, respectively; 39,116,745 and 38,579,544 shares outstanding, respectively	391	387
Treasury stock, 26,508 and 163,154 shares at cost, respectively	(1,220)	(4,971)
Additional paid-in-capital	159,636	144,304
Accumulated other comprehensive (loss) income	(743)	171
Retained earnings	192,482	146,576
Total equity	350,546	286,467
Total liabilities and stockholders’ equity	$858,053	$892,205

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except share data)
Revenues
Capital markets services revenue	$631,474	$586,346	$498,590
Interest on mortgage notes receivable	26,209	19,114	15,198
Other	4,359	4,018	3,638
	662,042	609,478	517,426
Expenses
Cost of services	366,185	342,208	291,290
Personnel	80,802	62,174	51,171
Occupancy	16,111	16,165	14,133
Travel and entertainment	21,539	19,507	16,786
Supplies, research, and printing	9,814	8,934	7,700
Insurance	2,902	2,475	2,242
Professional fees	7,418	7,077	5,493
Depreciation and amortization	23,933	17,001	11,834
Interest on warehouse line of credit	22,350	14,583	9,385
Other operating	16,254	14,026	11,619
	567,308	504,150	421,653
Operating income	94,734	105,328	95,773
Interest and other income, net	60,030	57,209	33,525
Interest expense	(15)	(21)	(42)
(Increase) decrease in payable under the tax receivable agreement	(1,226)	39,212	(1,025)
Income before income taxes	153,523	201,728	128,231
Income tax expense	37,535	106,768	51,036
Net income	$115,988	$94,960	$77,195
Other comprehensive income:
Foreign currency translation adjustments	(914)	171	-
Comprehensive income	$115,074	$95,131	$77,195
Earnings per share - Basic and Diluted
Earnings per share available to HFF, Inc. common stockholders - Basic	$2.96	$2.46	$2.02
Earnings per share available to HFF, Inc. common stockholders - Diluted	$2.88	$2.39	$1.99

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock		Additional	Accumulated Other
					Paid in	Comprehensive	Retained	Total
(Dollars in thousands)	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Earnings	Equity
Stockholders’ equity, December 31, 2015	37,854,312	$383	497,055	$(11,378)	$117,216	$-	$108,283	$214,504
Stock compensation and other, net	-	-	-	-	16,672	-	-	16,672
Issuance of Class A common stock, net	348,892	2	(236,811)	2,880	(2,789)	-	-	93
Repurchase of Class A common stock	(112,081)	-	112,081	(2,979)	-	-	-	(2,979)
Incremental tax adjustment from stock-based award activities	-	-	-	-	(581)	-	-	(581)
Dividends paid	-	-	-	-	1,995	-	(70,357)	(68,362)
Net income	-	-	-	-	-	-	77,195	77,195
Stockholders’ equity, December 31, 2016	38,091,123	$385	372,325	$(11,477)	$132,513	$-	$115,121	$236,542
Stock compensation and other, net	-	-	-	-	21,301	-	(557)	20,744
Issuance of Class A common stock, net	681,970	2	(405,088)	12,439	(12,441)	-	-	-
Repurchase of Class A common stock	(193,549)	-	195,917	(5,933)	-	-	-	(5,933)
Foreign currency translation adjustment	-	-	-	-	-	171	-	171
Dividends paid	-	-	-	-	2,931	-	(62,948)	(60,017)
Net income	-	-	-	-	-	-	94,960	94,960
Stockholders’ equity, December 31, 2017	38,579,544	$387	163,154	$(4,971)	$144,304	$171	$146,576	$286,467
Cumulative effect of adoption of new accounting standard	-	-	-	-	-	-	1,304	1,304
Stock compensation and other, net	-	-	-	-	29,597	-	-	29,597
Issuance of Class A common stock, net	837,981	4	(437,426)	17,920	(17,879)	-	-	45
Repurchase of Class A common stock	(300,780)	-	300,780	(14,169)	-	-	-	(14,169)
Foreign currency translation adjustment	-	-	-	-	-	(914)	-	(914)
Dividends paid	-	-	-	-	3,614	-	(71,386)	(67,772)
Net income	-	-	-	-	-	-	115,988	115,988
Stockholders’ equity, December 31, 2018	39,116,745	$391	26,508	$(1,220)	$159,636	$(743)	$192,482	$350,546

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Operating activities
Net income	$115,988	$94,960	$77,195
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	25,161	17,385	12,310
Incremental tax adjustment from share-based award activities	-	-	581
Deferred taxes	9,667	61,683	16,534
Increase (decrease) in payable under the tax receivable agreement	1,226	(39,212)	1,025
Depreciation	4,640	4,307	3,268
Amortization	19,293	12,694	8,565
Gain on sale and initial recording of mortgage servicing rights	(32,023)	(29,935)	(16,033)
Mortgage service rights assumed	(4,525)	(4,425)	(4,420)
Proceeds from sale of mortgage servicing rights	-	-	2,612
Other	(345)	-	-
Increase (decrease) in cash from changes in:
Accounts receivable	(3,271)	765	1,879
Payable under the tax receivable agreement	(11,875)	(11,241)	(10,824)
Mortgage notes receivable	101,877	(159,275)	27,638
Net borrowings on warehouse line of credit	(101,877)	159,275	(27,638)
Prepaid taxes, prepaid expenses and other current assets	3,861	(3,434)	(4,791)
Other noncurrent assets	2,474	(3,250)	(3,044)
Accrued compensation and related taxes	18,295	11,248	(7,431)
Accounts payable	(323)	1,455	(53)
Other current liabilities	(3,370)	6,135	332
Deferred rent and other noncurrent liabilities	(875)	1,215	1,611
Net cash provided by operating activities	143,998	120,350	79,316
Investing activities
Purchases of property and equipment	(3,959)	(6,579)	(5,254)
Purchase of securities and other investments	(26,688)	-	-
Purchase of businesses	-	(6,198)	-
Net cash used in investing activities	(30,647)	(12,777)	(5,254)
Financing activities
Payments on long-term debt	(241)	(302)	(555)
Proceeds from stock options exercised	45	—	93
Incremental tax adjustment from share-based award activities	—	—	(581)
Dividends paid	(67,772)	(60,017)	(68,362)
Treasury stock	(14,169)	(5,933)	(2,979)
Net cash used in financing activities	(82,137)	(66,252)	(72,384)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(738)	(101)	-
Net increase in cash and cash equivalents and restricted cash	30,476	41,220	1,678
Cash and cash equivalents and restricted cash, beginning of period	276,802	235,582	233,904
Cash and cash equivalents and restricted cash, end of period	$307,278	$276,802	$235,582
Supplemental disclosure of cash flow information
Cash paid for income taxes	$29,911	$41,889	$34,601
Cash paid for interest	$22,412	$14,614	$9,258
Supplemental disclosure of non-cash financing activities
Property acquired under capital leases	$33	$154	$249
Dividends on unissued restricted stock units	$3,614	$2,931	$1,995

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

Organization

HFF, Inc., a Delaware corporation (the “Company”), through its wholly-owned subsidiaries, Holliday Fenoglio Fowler, L.P., a Texas limited partnership (“HFF LP”), and HFF Securities L.P., a Delaware limited partnership and registered broker-dealer (“HFF Securities” and together with HFF LP, the “Operating Partnerships”), HFF Real Estate Limited and HFF Securities Limited, in the United Kingdom, is a commercial real estate financial intermediary providing commercial real estate and capital markets services including debt placement, investment advisory, equity placements, investment banking and advisory services, loan sales and loan sale advisory services, commercial loan servicing, and capital markets advice and maintains offices in 25 cities in the United States and one office in London, United Kingdom. The Company’s operations are impacted by the availability of equity and debt as well as credit and liquidity in the domestic and global capital markets especially in the commercial real estate sector. Significant disruptions or changes in domestic and global capital market flows, as well as credit and liquidity issues in the global and domestic capital markets, regardless of their duration, could adversely affect the supply and demand for capital from investors for commercial real estate investments which could have a significant impact on the Company’s capital market services revenues.

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

In addition to cash received for its sale of all of the shares of Holliday GP and approximately 45% of partnership units of each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP), HFF Holdings also received, through the issuance of one share of HFF, Inc.’s Class B common stock to HFF Holdings, an exchange right that permitted, subject to certain restrictions, HFF Holdings to exchange interests in the Operating Partnerships for shares of (i) the Company’s Class A common stock (the “Exchange Right”) and (ii) rights under a tax receivable agreement between the Company and HFF Holdings (the “TRA”). See Notes 14 and 18 for further discussion of the tax receivable agreement and the exchange right held by HFF Holdings.

As a result of the reorganization into a holding company structure in connection with the IPO, the Company became a holding company through a series of transactions pursuant to a sale and purchase agreement. As a result of the IPO and reorganization, the Company’s sole assets were partnership interests in Operating Partnerships, that are held through its wholly-owned subsidiary HFF Partnership Holdings, LLC, a Delaware limited liability company (“Partnership Holdings”), and all of the shares of Holliday GP, the sole general partner of each of the Operating Partnerships. The transactions that occurred in connection with the IPO and reorganization are referred to as the “Reorganization Transactions.”

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of HFF, Inc. have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States for financial information and applicable rules and regulations promulgated under the Securities Exchange act of 1934, as amended. The consolidated financial statements include the accounts of HFF LP, HFF Securities, HFF Real Estate Limited and HFF Securities Limited, as well as the Company’s additional wholly-owned subsidiaries, Holliday GP, Partnership Holdings and HFF InvestCo LLC. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts and short-term investments with original maturities of three months or less. At December 31, 2018, our cash and cash equivalents were invested or held in a mix of money market funds and bank demand deposit accounts at three financial institutions.

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

The Company’s contracts are generally negotiated on a transaction-by-transaction basis with a success-based fee awarded upon the satisfaction of the origination, sale, referral, placement or equity raise.  The Company’s agreements generally include such success-based fees for services that are performed over time under one performance obligation. The variable consideration associated with the successful outcome remains constrained until the completion of the transaction, generally at the closing of the applicable financing or funding of the transaction.  Once the constraint is lifted, revenue is recognized as the Company’s fee agreements do not include terms or conditions that require the Company to perform any service or fulfill any obligation once the transaction closes.  The majority of the Company’s transactions are completed within one year and the Company has utilized the practical expedients within Accounting Standards Codification 606 (“Topic 606”) related to financing components and costs of obtaining a contract due to the short-term nature of the contracts.

•

Loan servicing and loan performance fees.    The Company generates loan servicing fees through the provision of collection, remittance, recordkeeping, reporting and other related loan servicing functions, activities and services for either lenders or borrowers on mortgages placed with third-party lenders. The Company also generates loan performance fees associated with indemnification obligations related to the Risk Transfer Agreement. Revenue is recognized as the Company fulfills its stand ready obligation to satisfy such indemnification obligations.

The revenues associated with loan servicing fees are accounted for in accordance with Topic 860, Transfers and Servicing, whereby the Company recognizes loan servicing revenues at the time services are rendered, provided the loans are current and the debt service payments are made by the borrowers.

Interest on mortgage notes receivable.    The Company recognizes interest income on the accrual basis during the holding period based on the contract interest rate in the loan that is to be purchased by Freddie Mac in connection with the Company’s participation in the Freddie Mac Multifamily Approved Seller/Servicer for Conventional and Senior Housing Loans program (“Freddie Mac Program”), provided that the debt service is paid by the borrower.

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

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by its multiple platforms, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors.  The following table provides a reconciliation of the Company’s revenue recognized under Topic 606 to the Company’s consolidated revenues:

Revenue Category	Three Months Ended December 31, 2018	Year Ended December 31, 2018
Debt placement origination fees	$81,967	$264,145
Investment advisory fees	83,680	262,890
Equity placement origination fees	23,211	64,209
Loan sales	2,190	5,041
Capital markets services revenue recognized under Topic 606	191,048	596,285
Loan servicing and loan performance fees	9,521	35,189
Capital markets services revenue	200,569	631,474
Interest on mortgage notes receivable	13,381	26,209
Other(1)	1,349	4,359
Total revenue	$215,299	$662,042

(1)- Other revenues are recognized under Topic 606

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

Freddie Mac requires HFF LP to meet minimum net worth and liquid assets requirements and to comply with certain other standards. As of December 31, 2018, HFF LP met Freddie Mac’s minimum net worth and liquid assets requirements.

Advertising

Costs associated with advertising are expensed as incurred. Advertising expense was $1.0 million, $0.9 million and $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are included in other operating expenses in the accompanying consolidated statements of comprehensive income.

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

Depreciation expense was $4.6 million, $4.3 million and $3.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Securities held to Maturity, Collateral Deposits and Guarantees

On July 2, 2018, the Company invested $25.0 million in mandatorily redeemable preferred stock of M&T -RCC in connection with the Risk Transfer Agreement. Through the Risk Transfer Agreement, the Company indemnifies M&T-RCC for their credit recourse obligations associated with loans originated under the Risk Transfer Agreement.  The Company’s loss exposure is capped at 33.33% of the unpaid principal balance in excess of the collateral securing such loan. In addition to the $25.0 million investment, the Company deposits a portion of the original principal balance for each loan originated under the Risk Transfer Agreement to serve as collateral for any potential future indemnification obligations.

For loans that have been originated through the Risk Transfer Agreement, the Company records an indemnification accrual equal to the fair value of the guarantee obligations undertaken upon M&T-RCC’s sale of the loan. Subsequently, this accrual is amortized over the estimated life of the loan and recorded as an increase in capital markets services revenues within the consolidated statements of comprehensive income. The Company records a corresponding asset related to loan performance fee rights which will also be amortized over the estimated life of the loan. As of December 31, 2018, the guarantee obligations and corresponding asset were not material to the Company’s consolidated financial position.

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

Servicing rights are capitalized for servicing assumed on loans originated and sold with servicing retained based on an allocation of the carrying amount of the loan and the servicing right in proportion to the relative fair values at the date of sale. Servicing rights are recorded at the lower of cost or market.

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

Prepaid Compensation Under Employment Agreements

The Company entered into employment agreements with certain employees whereby sign-up bonuses and incentive compensation payments were made during 2018, 2017 and 2016. In most cases, the sign-up bonuses and the incentive compensation are to be repaid to the Company upon voluntary termination by the employee or termination by cause, as defined by the Company, prior to the termination of the employment agreement. The total cost of the employment agreements is being amortized using the straight-line method over the term of the agreements and is included in cost of services on the accompanying consolidated statements of comprehensive income. As of December 31, 2018 and 2017, there was a total of approximately $8.4 million and $12.8 million of unamortized costs, respectively.

Capital Markets Advisor Draws

As part of the Company’s overall compensation program, the Company offers a new capital markets advisor a draw arrangement which generally lasts until such time as a capital markets advisor’s pipeline of business is sufficient to allow the capital markets advisor to earn sustainable commissions. This program is intended to provide the capital markets advisor with a minimal amount of cash flow to allow adequate time for the capital markets advisor to develop business relationships. Similar to traditional salaries, the capital markets advisor draws are paid irrespective of the actual fees generated by the capital markets advisor. At times, these capital markets advisor draws represent the only form of compensation received by the capital markets advisor. It is not the Company’s policy to seek collection of unearned capital markets advisor draws under this arrangement. Capital markets advisors are also entitled to earn a commission on closed revenue transactions. Commissions are calculated as the commission that would have been earned by the broker under one of the Company’s commission programs, less any amount previously paid to the capital markets advisor in the form of a draw. As a result, the Company has concluded that capital markets advisor draws are economically equivalent to commissions paid and, accordingly, charges them to commissions as incurred. These amounts are included in cost of services on the accompanying consolidated statements of comprehensive income.

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

Firm and Office Profit Participation Plans and Executive Bonus Plan

The Company’s Firm and Office Profit Participation Plans and effective January 1, 2015, an Executive Bonus Plan (the “Plans”) provide for payments in cash and share-based awards if certain performance metrics are achieved during the year. The expense recorded for these Plans is estimated during the year based on actual results at each interim reporting date and an estimate of future results for the remainder of the year. The Plans allow for payments to be made in both cash and share-based awards, the composition of which is determined in the first calendar quarter of the subsequent year. Cash and share-based awards issued under these Plans are subject to vesting conditions over the subsequent year, such that the total expense measured for these Plans is recorded over the period from the beginning of the performance year through the vesting date. Based on an accounting policy election and consistent with ASC 718, Compensation – Stock

Compensation , the expense associated with the estimated share-based component of the estimated incentive payout is recognized before the grant date of the stock due to the fact that the terms of the Plans have been approved by the Company’s board of directors, the employees of the Company understand the requirements to earn the award, the number of shares is not determined before the grant date and, finally, if the performance metrics are not met during the performance year, the award is not earned and therefore forfeited. Prior to the grant date, the share-based component expense is recorded as incentive compensation within personnel expenses in the Company’s consolidated statements of comprehensive income. Following the award, if any, of the related incentive payout, the share-based component of the accrued incentive compensation is reclassified as additional paid-in-capital upon the granting of the awards on the Company’s consolidated balance sheets.

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

The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. During 2018 the Company completed its analysis related to the impacts of 2017 Tax Act in connection with the finalization of its tax returns.  There were no adjustments from previously estimated amounts as a result of the completion of the Company’s assessment.

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

Segment Reporting

The Company operates in one reportable segment, the commercial real estate financial intermediary segment and offers debt placement, investment advisory, equity placement and investment banking services, loan sales and loan servicing, through its 26 offices. The results of each office have been aggregated for segment reporting purposes as they have similar economic characteristics and provide similar services to a similar class of customer.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and subsequently issued a series of amendments to the new revenue standard.  Topic 606 supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. Topic 606 implements a five-step model for determining when and how revenue is recognized along with expanded disclosure requirements. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services.  Topic 606 also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).

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

In February 2016, the FASB issued new guidance on the accounting for leases.  This new guidance will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability.  The Company adopted the new standard on January 1, 2019 on a modified retrospective basis and will not restate comparative periods. Upon adoption, the Company elected to utilize the package of practical expedients permitted under the transition guidance, which allows the Company to carryforward (i) the historical lease classification, (ii) its assessment on whether a contract is or contains a lease and (iii) previously capitalized initial direct costs for any leases that exist prior to adoption of the new standard. The Company will also elect to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of comprehensive income on a straight-line basis over the least term. Upon adoption, approximately $38 million will be recognized as a right-of-use asset and approximately $49 million will be recorded as a lease liability on our consolidated statement of financial position as of January 1, 2019. The new standard also requires expanded disclosure regarding the amounts, timing and uncertainties of cash flows related to a company’s lease portfolio. We are evaluating these disclosure requirements and are incorporating the collection of relevant data into our processes in preparation for disclosure in 2019. Other than disclosed, we do not expect the adoption of the new standard to have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of operations is required to be filed. This final rule became effective on November 5, 2018. On September 25, 2018, the SEC released guidance advising that it will not object to a registrant adopting the requirement to include changes in stockholders’ equity in the Form 10-Q for the first quarter beginning after the effective date of the rule. The Company anticipates adopting SEC Release No. 33-10532 in its Quarterly Report on Form 10-Q filing for the quarter ending March 31, 2019.

3.	Stock Compensation

ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity compensation based on estimated fair values. The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. For stock options, the Company uses the simplified method to determine the expected term of the option. Expected volatility used to value stock options is based on the Company’s historical volatility. The Company has not granted any stock options since 2010. The fair value of the restricted stock unit awards is calculated as the market value of the Company’s Class A common stock on the date of grant. The Company’s awards are subject to graded or cliff vesting. Compensation expense is adjusted for forfeitures as they occur and is recognized on a straight-line basis over the requisite service period of the award. A summary of the cost of the awards granted during the years ended December 31, 2018 and 2017 is provided below.

Equity Incentive Plan

Prior to the effective date of the initial public offering, the stockholder of HFF, Inc. and the Board of Directors adopted the HFF, Inc. 2006 Omnibus Incentive Compensation Plan (the “2006 Plan”). The 2006 Plan authorized the grant of deferred stock, restricted stock, stock options, stock appreciation rights, stock units, stock purchase rights and cash-based awards. Upon the effective date of the registration statement, grants were awarded under the 2006 Plan to certain employees and non-employee members of the board of directors. The 2006 Plan imposed limits on the awards that may be made to any individual during a calendar year. The number of shares available for awards under the terms of the 2006 Plan was 3,500,000 (subject to stock splits, stock dividends and similar transactions). On May 26, 2016, the stockholders of HFF, Inc. adopted the 2016 Equity Incentive Plan (the “2016 Equity Plan”). The 2016 Equity Plan replaces the 2006 Plan and reserves for 3,859,524 (including 109,524 shares not previously awarded under the 2006 Plan) shares for issuance of awards. The 2016 Equity Plan authorizes the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

The stock compensation cost that has been charged against income for the years ended December 31, 2018, 2017 and 2016 was $25.2 million, $17.4 million and $12.3 million, respectively, which is recorded in personnel expenses in the consolidated statements of comprehensive income. At December 31, 2018, there was approximately $37.4 million of unrecognized compensation cost related to share-based awards.

The fair value of stock options is estimated on the grant date using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for stock options still outstanding as of December 31, 2018:

Dividend yield	0.0%
Expected volatility	71.5%
Risk-free interest rate	2.1%
Expected life (in years)	6.0

The following table presents options outstanding for the years ended December 31, 2018, 2017 and 2016 and their related weighted average exercise price, weighted average remaining contractual term and intrinsic value:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in ‘000’s)
Balance at December 31, 2015	24,992	$9.25	3.5 years	$777
Granted	—	—	—	—
Exercised	(5,338)	17.41	0.2 years	159
Forfeited or expired	—	—	—	—
Balance at December 31, 2016	19,654	$7.04	3.1 years	$595
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Balance at December 31, 2017	19,654	$7.04	2.1 years	$956
Granted	—	—	—	—
Exercised	(7,335)	6.13	0.8 years	359
Forfeited or expired	—	—	—	—
Balance at December 31, 2018	12,319	$7.58	1.3 years	$408

No options were granted, vested, forfeited or expired during the years ended December 31, 2018, 2017 and 2016. During the year ended December 31, 2018, 7,335 options were exercised for which treasury shares were re-issued.

A summary of restricted stock units (“RSU”) activity and related information during the period was as follows:

	RSU’s with no vesting period	RSU’s with graded or cliff vesting period	Total
Balance at January 1, 2016	156,250	1,139,599	1,295,849
Granted	12,372	1,060,434	1,072,806
Dividend on unissued RSU’s	11,576	70,960	82,536
Converted to common stock	(2,035)	(341,519)	(343,554)
Forfeited or expired	—	(26,745)	(26,745)
Balance at December 31, 2016	178,163	1,902,729	2,080,892
Granted	14,598	818,282	832,880
Dividend on unissued RSU’s	9,046	86,602	95,648
Converted to common stock	(2,927)	(598,078)	(601,005)
Forfeited or expired	—	(18,867)	(18,867)
Balance at December 31, 2017	198,880	2,190,668	2,389,548
Granted	14,460	733,485	747,945
Dividend on unissued RSU’s	7,520	71,867	79,387
Converted to common stock	(2,860)	(827,786)	(830,646)
Forfeited or expired	—	(23,652)	(23,652)
Balance at December 31, 2018	218,000	2,144,582	2,362,582

As of December 31, 2018, there were 2,362,582 RSU’s outstanding. The fair value of vested RSU’s was $7.6 million and $10.2 million at December 31, 2018 and December 31, 2017, respectively. The RSU exercises will be settled through either the issuance of new shares of Class A common stock or treasury shares.

The weighted average remaining contractual term of the unvested restricted stock units is 1.7 years as of December 31, 2018.

On February 20, 2019, the board of directors for the Company granted 234,806 restricted stock units with a fair value of $10.0 million. The grant will vest over a five-year period with 20% vesting increments starting on the first anniversary of the grant. Additionally, on February 20, 2019, the board of directors for the Company granted 441,693 restricted stock units with a fair value of $18.8 million in connection with the 2018 Office and Firm Profit Participation Plans and Executive Bonus Plan which vest over a three-year period with one-third vesting on each of the first, second and third anniversary of the grant.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2018	2017
	(in thousands)
Furniture and equipment	$8,426	$8,192
Computer equipment	1,759	2,139
Capitalized software costs	3,665	2,567
Leasehold improvements	21,065	19,536
Subtotal	34,915	32,434
Less accumulated depreciation and amortization	(17,719)	(14,537)
	$17,196	$17,897

At December 31, 2018 and 2017, the Company has recorded capital leased office equipment within furniture and equipment of $1.2 million and $1.7 million, respectively, including accumulated amortization of $1.0 million and $1.3 million, respectively, which is included within depreciation and amortization expense on the accompanying consolidated statements of comprehensive income.

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

The Company’s goodwill is summarized as follows (in thousands):

Balance at December 31, 2017	$8,688
Additions through acquisitions	-
Foreign currency translation	(176)
Balance at December 31, 2018	$8,512

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. The results of the current year annual impairment review concluded that no impairment existed as the fair value of our reporting units was in excess of their carrying value.

The Company’s intangible assets are summarized as follows (in thousands):

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Intangible assets:
Mortgage servicing rights	$116,683	$(43,039)	$73,644	$92,856	$(34,373)	$58,483
Other	940	(722)	218	959	(605)	354
Total intangible assets	$117,623	$(43,761)	$73,862	$93,815	$(34,978)	$58,837

The Company’s intangible assets consist of mortgage servicing rights, non-competition agreements and customer relationships. The non-competition agreements and customer relationships intangible assets were assigned a five- and one-year useful life, respectively, and relate to the acquisitions completed during the first quarter of 2017.

As of December 31, 2018, 2017 and 2016, the Company serviced $81.2 billion, $69.8 billion and $58.0 billion, respectively, of commercial loans. The Company earned $35.2 million, $29.1 million and $23.2 million in servicing fees for the years ended December 31, 2018, 2017 and 2016, respectively. These revenues are recorded as capital markets services revenues in the consolidated statements of comprehensive income.

The total commercial loan servicing portfolio includes loans for which there is no corresponding mortgage servicing right recorded on the balance sheet, as these servicing rights were assumed prior to January 1, 2007 and involved no initial consideration paid by the Company. The Company has recorded mortgage servicing rights of $73.6 million and $58.5 million on $80.3 billion and $68.8 billion, respectively, of the total loans serviced as of December 31, 2018 and 2017.

The Company stratifies its servicing portfolio based on the type of loan, including Freddie Mac, commercial mortgage backed securities (CMBS), life company loans and limited-service life company loans.

Changes in the carrying value of mortgage servicing rights for the years ended December 31, 2018 and 2017 (in thousands):

Category	December 31, 2017	Capitalized	Amortized	December 31, 2018
Freddie Mac	$40,468	$29,793	$(12,514)	$57,747
CMBS	13,514	1,244	(3,444)	11,314
Life company	3,833	3,032	(2,768)	4,097
Life company – limited	668	249	(431)	486
Total	$58,483	$34,318	$(19,157)	$73,644

Category	December 31, 2016	Capitalized	Amortized	December 31, 2017
Freddie Mac	$16,234	$29,546	$(5,312)	$40,468
CMBS	16,247	1,169	(3,902)	13,514
Life company	3,567	2,791	(2,525)	3,833
Life company – limited	566	465	(363)	668
Total	$36,614	$33,971	$(12,102)	$58,483

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Freddie Mac and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $29.8 million and $29.5 million on $7.2 billion and $6.6 billion of loans, respectively, during the years ended December 31, 2018 and 2017, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration on the CMBS and Life company tranches of $4.5 million and $4.4 million on $11.3 billion and $12.4 billion of loans, respectively, during the years ended December 31, 2018 and 2017. These amounts are recorded in interest and other income, net in the consolidated statements of comprehensive income. The Company also received securitization compensation in relation to securitization of certain Freddie Mac mortgage servicing rights in the years ended December 31, 2018, 2017 and 2016 of $14.5 million, $15.5 million and $5.5 million, respectively. The securitization compensation is recorded within interest and other income, net in the consolidated statements of comprehensive income.

Amortization expense related to intangible assets was $19.3 million, $12.7 million, and $8.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is reported in depreciation and amortization in the consolidated statements of comprehensive income.

Estimated amortization expense for the next five years is as follows (in thousands):

2019	$15,186
2020	12,924
2021	10,989
2022	9,512
2023	8,466

The weighted-average remaining life of the mortgage servicing rights intangible asset was 6.6 years and 6.0 years at December 31, 2018 and 2017, respectively.

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

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2018 and 2017 (in thousands):

		Fair Value Measurements Using:
December 31, 2018	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage notes receivable	$351,194	$—	$351,194	$—
Total recurring fair value measurements	$351,194	$—	$351,194	$—

		Fair Value Measurements Using:
December 31, 2017	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage notes receivable	$450,821	$—	$450,821	$—
Total recurring fair value measurements	$450,821	$—	$450,821	$—

The valuation of mortgage notes receivable is calculated based on already locked in interest rates. These assets are classified as Level 2 in the fair value hierarchy as all inputs are reasonably observable.

In accordance with GAAP, from time to time, the Company measures mortgage servicing rights at fair value on a nonrecurring basis. The mortgage serving rights are recorded at fair value upon initial recording and were not re-measured during 2018 or 2017 because the Company continued to utilize the amortization method under ASC 860 and the fair value of the mortgage serving rights exceeds the carrying value at December 31, 2018. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. As such, mortgage servicing rights are subject to measurement at fair value on a nonrecurring basis.

The following tables sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of December 31, 2018 and 2017 (in thousands):

		Fair Value Measurements Using:
December 31, 2018	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage servicing rights	$73,644	$—	$—	$91,787
Total nonrecurring fair value measurements	$73,644	$—	$—	$91,787

		Fair Value Measurements Using:
December 31, 2017	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage servicing rights	$58,483	$—	$—	$75,899
Total nonrecurring fair value measurements	$58,483	$—	$—	$75,899

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

The significant assumptions utilized to value servicing rights as of December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
Expected life of cash flows	3 years to 10 years	3 years to 10 years
Discount rate (1)	10% to 16%	10% to 16%
Prepayment rate	0% to 8%	0% to 8%
Inflation rate	2%	2%
Cost of service per loan	$1,920 to $4,743	$1,920 to $4,780

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

Securities held-to-maturity: The Company’s $25.0 million investment in securities held to maturity are classified as level 2 within the fair value hierarchy and carried at amortized cost. The securities are required to be redeemed upon the completion of the three-year term of the Risk Transfer Agreement, as defined in Note 8, and will be redeemed for $25.0 million.

Note payable: The Company has a $3.8 million note payable which matured and was paid on January 15, 2019. At December 31, 2018, the note payable is classified as level 2 within the fair value hierarchy.

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

The Company’s investment in the Joint Venture is subject to a customary post-closing purchase price adjustments and is recorded within other noncurrent assets. The consideration paid by the Company at closing consisted of approximately $1.7 million in cash and a note payable of $3.8 million, which matured on January 15, 2019. Through the Company’s 50% interest in the Joint Venture, the Company has the ability to exert significant influence over the Joint Venture but does not have control. As such, the Joint Venture is accounted for as an equity method investment. The Company recorded $0.3 million of equity income within interest and other income, net for the year ended December 31, 2018.

8.	Securities Held-to-Maturity

On July 2, 2018, the Company invested $25.0 million in mandatorily redeemable preferred stock of M&T-RCC in connection with the Risk Transfer Agreement, which is expected to enable the Company to increase the Company’s share of Fannie Mae’s Delegated Underwriting and Servicing (“DUS®”) business. Through the Risk Transfer Agreement, the Company sources multifamily property loans to M&T-RCC, which funds the loans through its Fannie Mae DUS® loan platform.

In connection with the Risk Transfer Agreement, the Company indemnifies M&T-RCC for their credit recourse obligations associated with loans originated under the Risk Transfer Agreement. In addition to the $25.0 million investment, the Company deposits a portion of the original principal balance for each loan originated under the Risk Transfer Agreement to serve as collateral for any potential future indemnification obligations. As of December 31, 2018, collateral deposits of $1.7 million have been recorded within other noncurrent assets.  For additional information on the Company’s indemnification obligation under the Risk Transfer Agreement see Note 19.

9.	Warehouse Line of Credit

HFF LP maintains two uncommitted warehouse revolving lines of credit for the purpose of funding Freddie Mac mortgage loans that it originates under the Freddie Mac Program. The Company is a party to an uncommitted $600 million financing arrangement with PNC Bank, N.A. (“PNC”). The PNC arrangement was modified during the first quarter of 2018 to increase the maximum capacity from $600 million to $1.0 billion. On October 1, 2018, HFF LP entered into an Extended Funding Agreement with Freddie Mac whereby Freddie Mac can extend the required purchase date for each mortgage that has an Original Funding Date (as defined in the agreement) occurring within the fourth quarter of 2018, to February 15, 2019. In connection with the Extended Funding Agreement with Freddie Mac, PNC agreed to increase its financing arrangement to $2.5 billion. The maximum capacity under the PNC arrangement will revert to $1.0 billion after the expiration of the Extended Funding Agreement. The Company is also party to an uncommitted $150 million financing arrangement with The Huntington National Bank (“Huntington”). The Huntington arrangement was amended in July 2017 to increase the uncommitted amount from $125 million to $150 million, which can be increased to $175 million three times in a one-year period for 45 calendar days and may be increased to $175 million from October 1, 2018 through February 15, 2019.

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting the Company’s participation in the Freddie Mac Program and cannot be used for any other purpose. As of December 31, 2018 and December 31, 2017, HFF LP had $348.4 million and $450.3 million, respectively, outstanding on the warehouse lines of credit. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (2.50% and 1.56% at December 31, 2018 and 2017, respectively) plus a spread. HFF LP is also paid interest on the mortgage note receivable secured by a multifamily loan at the rate in the Freddie Mac note.

10.	Lease Commitments

The Company leases various corporate offices and office equipment under noncancelable operating leases. These leases have initial terms of three to eleven years. Several of the leases have termination clauses whereby the term may be reduced by two to eight years upon prior notice and payment of a termination fee by the Company. Total rental expense charged to operations was $13.3 million, $13.3 million, and $11.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is recorded within occupancy expense in the consolidated statements of comprehensive income.

Future minimum rental payments for the next five years under operating leases with noncancelable terms in excess of one year and without regard to early termination provisions are as follows (in thousands):

Future minimum rent payments
(in thousands)
2019	$11,958
2020	12,189
2021	10,750
2022	8,540
2023	5,721
Thereafter	13,987
63,145

The Company subleases certain office space to subtenants, some of which may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of comprehensive income.

The Company also leases certain office equipment under capital leases that expire at various dates through 2023. See Note 4 for further information on the assets recorded under these capital leases at December 31, 2018 and 2017, respectively.

HFF Holdings is not an obligor under, nor does it guarantee, any of the Company’s leases.

11.	Retirement Plan

The Company maintains a retirement savings plan for all eligible employees, in which employees may make deferred salary contributions up to the maximum amount allowable by the IRS. After-tax contributions may also be made up to 50% of compensation. The Company makes matching contributions equal to 50% of the first 6% of both deferred and after-tax salary contributions, up to a maximum of $5,000. The Company’s contributions charged to expense for the plan were $3.4 million, $3.0 million, and $2.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

12.	Servicing

The Company services commercial real estate loans for investors. The servicing portfolio totaled $81.2 billion, $69.8 billion, and $58.0 billion at December 31, 2018, 2017 and 2016, respectively.

In connection with its servicing activities, the Company holds funds in escrow for the benefit of mortgagors for hazard insurance, real estate taxes and other financing arrangements. At December 31, 2018 the funds held in escrow totaled $566.9 million. These funds, and the offsetting obligations, are not presented in the Company’s financial statements as they do not represent assets and liabilities of the Company. Pursuant to the requirements of the various investors for which the Company services loans, the Company maintains bank accounts, holding escrow funds, which have balances in excess of the FDIC insurance limit. Certain fees earned on these escrow funds are reported in interest and other income, net in the consolidated statements of comprehensive income.

13.	Legal Proceedings

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

14.	Income Taxes

Income tax expense includes current and deferred taxes as follows (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2018:
Federal	$20,564	$9,343	$29,907
State	7,304	1,061	8,365
Foreign	—	(737)	(737)
	$27,868	$9,667	$37,535

	Current	Deferred	Total
Year Ended December 31, 2017:
Federal	$38,321	$60,587	$98,908
State	6,764	2,126	8,890
Foreign	-	(1,030)	(1,030)
	$45,085	$61,683	$106,768

	Current	Deferred	Total
Year Ended December 31, 2016:
Federal	$28,515	$15,772	$44,287
State	5,987	762	6,749
Foreign	-	-	-
	$34,502	$16,534	$51,036

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	December 31,
	2018		2017		2016
Income tax expense / (benefit)		Rate		Rate		Rate
Taxes computed at federal rate	$32,240	21.0%	$70,639	35.0%	$44,881	35.0%
State and local taxes, net of federal tax benefit	8,218	5.3%	6,398	3.2%	5,258	4.1%
Rate differential on non-US income	94	0.1%	954	0.5%	-	0.0%
Effect of deferred rate change	(1,249)	(0.8)%	41,834	20.7%	(1,188)	-0.9%
Change in income tax benefit payable to shareholder	258	0.2%	(13,724)	(6.8)%	359	0.3%
Effect of (windfalls) shortfalls related to equity compensation	(4,622)	(3.0)%	(1,139)	(0.6)%	-	—
Provision to return adjustment	163	0.1%	(131)	(0.1)%	196	0.1%
Meals and entertainment	1,747	1.1%	1,757	0.9%	1,484	1.2%
Other	686	0.4%	180	0.1%	46	0.0%
Income tax expense	$37,535	24.4%	$106,768	52.9%	$51,036	39.8%

Deferred income tax assets and liabilities consist of the following at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Deferred income tax assets:
Section 754 election tax basis step-up	$49,367	$57,766
Tenant improvements	3,132	2,678
Restricted stock units	8,925	6,830
Intangible asset	207	228
Net operating loss	1,687	1,070
Other	468	779
Deferred income tax asset	63,786	69,351
Deferred income tax liabilities:
Goodwill	(561)	(669)
Servicing rights	(19,467)	(15,150)
Deferred rent	(1,934)	(1,428)
Compensation	(314)	(851)
Investment in partnership	(386)	(379)
Deferred income tax liability	(22,662)	(18,477)
Net deferred income tax asset	$41,124	$50,874

The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. The Company has completed its analysis related to the impacts of the 2017 Tax Act in connection with the finalization of its tax returns.  There were no adjustments from previously estimated amounts as a result of the completion of the Company’s assessment.

The Company’s primary deferred tax asset represents a tax basis step-up election under Section 754 of the Internal Revenue Code, as amended (“Section 754”), made by HFF, Inc. relating to the initial purchase of units of the Operating Partnerships in connection with the Reorganization Transactions and a tax basis step-up on subsequent exchanges of Operating Partnership units for the Company’s Class A common stock since the date of the Reorganization Transactions. As a result of the step-up in basis from these transactions, the Company is entitled to annual future tax benefits in the form of amortization for income tax purposes. The amortization on the Section 754 basis step up and past payments under the tax receivable agreement was approximately $34.0 million at December 31, 2018.

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

In evaluating the realizability of the deferred tax assets, management makes estimates and judgments regarding the level and timing of future taxable income, including projecting future revenue growth and changes to the cost structure. In order to realize the anticipated pre-tax benefit associated with the Section 754 basis step up and payments under the tax receivable agreement of approximately $38.5 million, the Company needs to generate approximately $418 million in revenue each year, assuming a constant cost structure. In the event that the Company cannot realize the anticipated pre-tax benefit of $38.5 the shortfall becomes a net operating loss that can be carried forward indefinitely to offset future taxable income. Based on this analysis and other quantitative and qualitative factors, management believes that it is currently more likely than not that the Company will be able to generate sufficient taxable income to realize the net deferred tax assets resulting from the basis step up transactions (initial sale of units in the Operating Partnerships and subsequent exchanges of Operating Partnership units since the date of the Reorganization Transactions).

The Company has analyzed the need for a reserve for unrecognized tax benefits under ASC 740-10 and has determined that any such tax benefits do not have a material impact on the financial statements. It is not expected that there will be a significant increase or decrease in the amount of unrecognized tax benefits within the next 12 months. With few exceptions, the Company is no longer subject to U.S. federal or state and local tax examinations by tax authorities before 2015.

The Company will recognize interest and penalties related to unrecognized tax benefits in interest and other income, net in the consolidated statements of comprehensive income. There were no interest or penalties recorded in the twelve months ended December 31, 2018, 2017 or 2016.

Tax Receivable Agreement

In connection with the Reorganization Transactions, HFF LP and HFF Securities made an election under Section 754 for 2007 and maintained that election in effect for each taxable year in which an exchange of Operating Partnership units for shares of the Company’s Class A common stock occurred. The initial sale as a result of the offering and the subsequent exchanges of partnership units increased the tax basis of the assets owned by HFF LP and HFF Securities to their fair market value. This increase in tax basis allows the Company to reduce the amount of future tax payments to the extent that the Company has future taxable income. As a result of the increase in tax basis, as of December 31, 2018, the Company is entitled to future tax benefits of $49.4 million and has recorded this amount as a deferred tax asset on its consolidated balance sheet. The Company is obligated, however, pursuant to its Tax Receivable Agreement with HFF Holdings, to pay to HFF Holdings, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. For purposes of the tax receivable agreement, actual cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement.

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

While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the payments that will be made to HFF Holdings will be $50.3 million and has recorded this obligation to HFF Holdings as a liability on the consolidated balance sheet. During the year ended December 31, 2018, the tax rates and apportionment used to measure the deferred tax assets were updated which resulted in an increase of deferred tax assets of $1.2 million and a corresponding increase in the payable under the tax receivable agreement of $1.2 million. The tax rates used to measure the deferred tax assets were also updated during the year ended December 31, 2017 to reflect the reduction in statutory rates inclusive of the 2017 Tax Act, which resulted in a decrease of deferred tax assets of $41.8 million and a corresponding decrease in the payable under the tax receivable agreement of $39.2 million. To the extent the Company does not realize all of the tax benefits in future years, this liability to HFF Holdings may be reduced.

In conjunction with filing of the Company’s 2017 federal and state tax returns, the benefit for 2017 relating to the Section 754 basis step-up was finalized resulting in $14.0 million of tax benefits being realized by the Company. As discussed above, the Company is obligated to remit to HFF Holdings 85% of any such cash savings in federal and state tax. As such during 2018, the Company paid $11.9 million to HFF Holdings under the tax receivable agreement. In conjunction with the filing of the Company’s 2016 federal and state tax returns, the benefit for 2016 relating to the Section 754 basis step-up was finalized resulting in $13.2 million in tax benefits realized by the Company for 2016. During 2017, the Company paid $11.2 million to HFF Holdings under this tax receivable agreement. As of December 31, 2018, the Company has made payments to HFF Holdings pursuant to the terms of the tax receivable agreement in an aggregate amount of approximately $97.3 million and the Company anticipates making a payment of approximately $8.3 million to HFF Holdings in 2019.

15.	Stockholders’ Equity

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. The Company had issued 39,143,253 and 38,742,698 shares of Class A common stock as of December 31, 2018 and 2017, respectively.

On January 31, 2019, our board of directors declared a special cash dividend of $1.75 per share of Class A common stock to stockholders of record on February 11, 2019. The aggregate dividend payment was paid on February 27, 2019 and totaled approximately $68.7 million based on the number of shares of Class A common stock then outstanding. Additionally, 79,324 restricted stock units (dividend equivalent units) were granted for those unvested and vested but not issued restricted stock units as of the record date of February 11, 2019. These dividend equivalent units follow the same vesting terms as the underlying restricted stock units.

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

The calculations of basic and diluted earnings per share amounts for the years ended December 31, 2018, 2017 and 2016 are described and presented below.

Basic Earnings per Share

Numerator — net income for the years ended December 31, 2018, 2017 and 2016, respectively.

Denominator — the weighted average shares of Class A common stock for the years ended December 31, 2018, 2017 and 2016, including 230,302, 210,707 and 193,946 restricted stock units that have vested and whose issuance is no longer contingent as of December 31, 2018, 2017 and 2016, respectively.

Diluted Earnings per Share

Numerator — net income for the year ended December 31, 2018, 2017 and 2016, respectively.

Denominator — the weighted average shares of Class A common stock year ended December 31, 2018, 2017 and 2016 including 230,302, 210,707 and 193,946 restricted stock units that have vested and whose issuance is no longer contingent as of December 31, 2018, 2017 and 2016, respectively, plus the dilutive effect of the unvested restricted stock units, restricted stock and stock options. There were no anti-dilutive unrestricted stock units and stock options in 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016

Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income	$115,988	$94,960	$77,195
Denominator:
Weighted average number of shares of Class A common stock outstanding	39,205,214	38,662,118	38,245,682
Basic earnings per share of Class A common stock	$2.96	$2.46	$2.02
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income	$115,988	$94,960	$77,195
Denominator:
Basic weighted average number of shares of Class A common stock	39,205,214	38,662,118	38,245,682
Add—dilutive effect of:
Unvested restricted stock units	1,059,879	995,402	586,121
Stock options	11,636	15,632	11,353
Weighted average common shares outstanding — diluted	40,276,729	39,673,152	38,843,156
Diluted earnings per share of Class A common stock	$2.88	$2.39	$1.99

17.	Concentrations

A significant portion of the Company’s capital markets services revenues is derived from transactions involving commercial real estate located in specific geographic areas. During 2018, approximately 19.1%, 12.0%, 6.7%, 5.9% and 5.5% of the Company’s capital markets services revenues were derived from transactions involving commercial real estate located in Texas, California, Florida, Illinois, and the region consisting of the District of Columbia, Maryland, and Virginia, respectively. During 2017, approximately 17.8%, 13.9%, 6.1%, 5.7% and 4.4% of the Company’s capital markets services revenues were derived from transactions involving commercial real estate located in Texas, California, Florida, New York, and the region consisting of the District of Columbia, Maryland, and Virginia, respectively. As a result, a significant portion of the Company’s business is dependent on the economic conditions in general and the markets for commercial real estate in these areas.

18.	Related Party Transactions

As a result of the Company’s initial public offering, the Company entered into a tax receivable agreement with HFF Holdings that provides for the payment by the Company to HFF Holdings of 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increase in tax basis of the assets owned by HFF LP and HFF Securities and as a result of certain other tax benefits arising from entering into the tax receivable agreement and making payments under that agreement. As members of HFF Holdings, each of Mark Gibson, the Company’s chief executive officer, Jody Thornton, the Company’s president and member of the Company’s board of directors and a capital markets advisor of the Operating Partnerships, and John Fowler, a current director emeritus of the Company’s board of directors and a capital markets advisor of the Operating Partnerships, and Matthew D. Lawton, Gerard T. Sansosti and Manuel A. de Zarraga, and Michael J. Tepedino, each an Executive Managing Director and a capital markets advisor of the Operating Partnerships, is entitled to participate in such payments, in each case on a pro rata basis based upon such person’s ownership of interests in each series of tax receivable payments created by the initial public offering or subsequent exchange of Operating Partnership units. During the third quarter of 2018, Messrs. Gibson, Thornton, Fowler, Lawton, Sansosti, Tepedino, and de Zarraga received payments of $1.0 million, $1.0 million, $0.8 million, $0.3 million, $0.4 million, $0.2 million and $0.3 million in connection with the Company’s payment of $11.9 million to HFF Holdings under the tax receivable agreement. During the third quarter of 2017, Messrs. Gibson, Thornton, Fowler, Lawton, Sansosti, Tepedino, and de Zarraga received payments of $1.1 million, $1.1 million, $0.9 million, $0.3 million, $0.5 million, $0.2 million and $0.3 million in connection with the Company’s payment of $11.2 million to HFF Holdings under the tax receivable agreement. The Company will retain the remaining 15% of cash savings, if any, in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities allocable to the Company as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the offering and will continue until all such tax benefits have been utilized or have expired. See Note 14 for further information regarding the tax receivable agreement and Note 19 for the amount recorded in relation to this agreement.

19.	Commitments and Contingencies

Tax Receivable Agreement

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. During the year ended December 31, 2018, the Company paid HFF Holdings $11.9 million, which represents 85% of the actual cash savings realized by the Company in 2017. During the year ended December 31, 2017, the Company paid HFF Holdings $11.2 million, which represents 85% of the actual cash savings realized by the Company in 2016. The Company has recorded $50.3 million and $60.9 million for this obligation to HFF Holdings as a liability on the consolidated balance sheets as of December 31, 2018 and 2017, respectively. The Company anticipates making a payment to HFF Holdings of approximately $8.3 million in 2019.

Employment Arrangements

In recent years, the Company has entered into arrangements with newly-hired capital markets advisors whereby these capital markets advisors would be paid additional compensation if certain performance targets are met over a defined period. These payments will be made to the capital markets advisors only if they enter into an employment agreement at the end of the performance period. The Company begins to accrue for these payments when it is deemed probable that payments will be made; therefore, on a quarterly basis, the Company evaluates the probability of each of the capital markets advisors achieving the performance targets and the probability of each of the capital markets advisors signing an employment agreement. As of December 31, 2018, no such arrangements existed. As of December 31, 2017, $0.6 million had been accrued for these arrangements within the consolidated balance sheet.

Risk Transfer Agreement

In connection with the Risk Transfer Agreement, the Company will indemnify M&T-RCC’s loan loss exposure for each loan originated under the Risk Transfer Agreement. The Company’s loss exposure is capped at 33.33% of the unpaid principal balance in excess of the collateral securing such loan. As of December 31, 2018, the Company’s maximum quantifiable loss exposure associated with the Company’s indemnification obligation is $56.3 million on $168.9 million of unpaid principal balances. The maximum quantifiable liability is not representative of the actual loss the Company may incur as the Company would only be liable for this amount in the event that all of the loans for which the Company indemnifies M&T-RCC were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. There were no actual losses incurred under this arrangement during the three months ended December 31, 2018.

For loans that have been sold through the Risk Transfer Agreement, the Company records an indemnification accrual equal to the fair value of the guarantee obligations undertaken upon M&T-RCC’s sale of the loan. Subsequently, this accrual is amortized over the estimated life of the loan and recorded as an increase in capital markets services revenues within the consolidated statements of comprehensive income. The Company records a corresponding asset related to loan performance fee rights which will also be amortized over the estimated life of the loan. As of December 31, 2018, the Company recorded approximately $0.2 million related to guarantee obligations and a corresponding loan performance fee right which have been recorded within other noncurrent liabilities and other noncurrent assets, respectively.

20.	Selected Quarterly Financial Data (unaudited, in thousands except for per share data)

	Quarter Ended
2018	March 31	June 30	September 30	December 31
Net revenue	$131,618	$153,731	$161,394	$215,299
Operating income	2,707	21,529	25,973	44,525
Interest and other income, net	15,171	11,743	14,305	18,811
Decrease in payable under the tax receivable agreement	—	—	(1,226)	-
Net income	17,068	24,339	29,617	44,964
Per share data (1)
Basic earnings per share	$0.44	$0.62	$0.75	$1.15
Diluted earnings per share	$0.42	$0.61	$0.73	$1.11

	Quarter Ended
2017	March 31	June 30	September 30	December 31
Net revenue	$138,806	$137,364	$148,022	$185,286
Operating income	20,764	19,397	24,646	40,521
Interest and other income, net	10,794	13,042	12,209	21,164
Increase in payable under the tax receivable agreement	—	—	479	38,733
Net income	19,656	19,462	21,603	34,239
Per share data (1)
Basic earnings per share	$0.51	$0.50	$0.56	$0.88
Diluted earnings per share	$0.50	$0.49	$0.54	$0.85

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2018, our current disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Management assessed the effectiveness of HFF, Inc.’s internal control over financial reporting as of December 31, 2018, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2018, its system of internal control over financial reporting is properly designed and operating effectively to achieve the criteria of the “Internal Control — Integrated Framework.” Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued an attestation report on HFF, Inc.’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the three-month period ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for use in connection with the 2019 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2018.

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

The following table provides information as of December 31, 2018 with respect to shares of the Company’s Class A common stock that may be issued under its 2016 Equity Incentive Plan:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,291,568	$32.93	2,725,020
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,291,568	$32.93	2,725,020

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

10.12	HFF, Inc. Firm Profit Participation Bonus Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33280), filed with the SEC on January 21, 2011)

10.13	Form of HFF, Inc Office Profit Participation Award

10.14	Form of HFF, Inc Firm Profit Participation Award

10.15

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

10.18

First Amendment to Amended and Restated Employment Agreement, by and between Joe B. Thornton, Jr., and Holliday Fenoglio Fowler, L.P. dated June 30, 2010 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33280) filed with the SEC on February 27, 2015)

10.19

Employment Agreement between the Registrant and Gregory R. Conley, dated January 30, 2007 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No.  001-33280) filed with the SEC on March 16, 2007)

10.20

Employment Agreement between the Registrant and Nancy Goodson, dated January 30, 2007 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No.  001-33280) filed with the SEC on March 16, 2007)

10.21

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2019.

HFF, INC.

By:	/s/ Mark D. Gibson
Mark D. Gibson Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mark D. Gibson Mark D. Gibson	Chief Executive Officer, Director and Executive Managing Director (Principal Executive Officer)	February 28, 2019

/s/ Gregory R. Conley Gregory R. Conley	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2019

/s/ Deborah H. McAneny Deborah H. McAneny	Director	February 28, 2019

/s/ Susan P. McGalla Susan P. McGalla	Director	February 28, 2019

/s/ George L. Miles, Jr. George L. Miles, Jr.	Director	February 28, 2019

/s/ Morgan K. O’Brien Morgan K. O’Brien	Director	February 28, 2019

/s/ Lenore M. Sullivan Lenore M. Sullivan	Director	February 28, 2019

/s/ Joe B. Thornton, Jr. Joe B. Thornton, Jr.	Director	February 28, 2019

/s/ Steven E. Wheeler Steven E. Wheeler	Director	February 28, 2019