Form 10-K/A
period 2018-12-31
HFF, Inc.
filed 2019-04-30
CIK 1380509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-33280

HFF, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0610340
(State of incorporation)	(I.R.S. Employer Identification No.)

One Victory Park 2323 Victory Avenue, Suite 1200 Dallas, Texas 75219	(214) 265-0880
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Class A Common Stock, par value $.01 per share	HF	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTES

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K of HFF, Inc., a Delaware corporation (the “Company” or “HFF”) for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2019 (the “Original Filing”). This Amendment No. 1 is being filed to provide information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement involving the election of directors if such statement is filed no later than 120 days after the end of the fiscal year covered by the Form 10-K. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file our definitive proxy statement containing this information before that date.

In addition, as is required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1 and 31.2 hereto.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise explicitly stated herein, this Amendment No. 1 continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Amendment No. 1 is not a representation that any statements contained in items of our Original Filing other than Items 10 through 14 of Part III, and Part IV are true or complete as of any date subsequent to the Original Filing. This Amendment No. 1 should be read in conjunction with our other filings made with the SEC subsequent to the date of the Original Filing, including any amendments to those filings, as well as our Current Reports filed on Form 8-K subsequent to the date of the Original Filing. All capitalized terms used in this Amendment No. 1 but not defined herein shall have the respective meanings given to them in the Original Filing.

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

Unless the context otherwise requires, references to (1) “HFF Holdings” refer solely to HFF Holdings LLC, a Delaware limited liability company that was previously the holding company for our consolidated subsidiaries, and not to any of its subsidiaries, (2) “HFF LP” refer to Holliday Fenoglio Fowler, L.P., a Texas limited partnership, (3) “HFF Securities” refer to HFF Securities L.P., a Delaware limited partnership and registered broker-dealer, (4) “Holliday GP” refer to Holliday GP Corp., a Delaware corporation and the general partner of HFF LP and HFF Securities, (5) “HoldCo LLC” refer to HFF Partnership Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of HFF, Inc. and (6) “Holdings Sub” refer to HFF LP Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of HFF Holdings. Except where specifically noted, references in this Amendment No. 1 to “the Company,” “we”, “our”, or “us” mean HFF, Inc., a Delaware corporation and its consolidated subsidiaries after giving effect to the Reorganization Transactions.

Merger Agreement with Jones Lang LaSalle Incorporated

As previously announced on March 19, 2019, HFF entered into an Agreement and Plan of Merger (the “Merger Agreement,” a copy of which was filed as Exhibit 2.1 to HFF’s Form 8-K with the SEC on March 20, 2019), with Jones Lang LaSalle Incorporated, a Maryland corporation (“JLL”), JLL CM, Inc., a Delaware corporation and wholly-owned subsidiary of JLL (“Merger Sub”), JLL CMG, LLC, a Delaware limited liability company and wholly-owned subsidiary of JLL (“Merger LLC”), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub will merge with and into HFF, with HFF as the surviving corporation (the “Merger”), and (ii) following the completion of the Merger, the surviving corporation from the Merger will merge with and into Merger LLC (the “Subsequent Merger”), with Merger LLC surviving the Subsequent Merger and continuing as a wholly-owned subsidiary of JLL. On April 29, 2019, JLL filed a Registration Statement on Form S-4 (SEC registration file number 333-231099 (the “Proxy Statement/Prospectus”)), including a preliminary proxy statement in connection with, among other things, a special meeting of HFF’s stockholders to seek, among other things, adoption of the Merger Agreement. We expect that the Merger will close in the third quarter of 2019, subject to the satisfaction of the closing conditions set forth in the Merger Agreement.

i

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Under the Company’s Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, our directors are divided into three classes. At each annual meeting, directors will be elected for staggered terms of three years, with the term of office of only one of these three classes of directors expiring each year. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualifies. Information regarding our Board of Directors (the “Board”) is as follows:

Name	Age	Position	Director Since	Expiration of Term
Deborah H. McAneny	60	Director	2007	2019
Mark D. Gibson	60	Director, Chief Executive Officer	2006	2020
Susan P. McGalla	54	Director	2009	2021
George L. Miles	77	Director	2007	2020
Morgan K. O’Brien	59	Director	2012	2021
Lenore M. Sullivan	61	Director	2007	2021
Joe B. Thornton, Jr.	58	Director, President	2006	2020
Steven E. Wheeler	72	Director	2010	2019

Deborah H. McAneny. Ms. McAneny became a director of the Company in January 2007. Ms. McAneny previously served as the chief operating officer of Benchmark Assisted Living, LLC from 2007 to 2009. Prior to this, Ms. McAneny was employed at John Hancock Financial Services for 20 years, including as executive vice president for Structured and Alternative Investments and a member of its policy committee from 2002 to 2004, as senior vice president for John Hancock’s Real Estate Investment Group from 2000 to 2002 and as a vice president of the Real Estate Investment Group from 1997 to 2000. Ms. McAneny presently serves as a member of the board of directors of RREEF Property Trust, Inc.; board of directors of RREEF America REIT II; board of directors of THL Credit, Inc.; board of directors of KKR Real Estate Finance Trust, Inc.; board of advisors of Benchmark Senior Living, LLC; and board of directors of the University of Vermont Foundation, and was formerly a member of the board of directors of KKR Financial Holdings, LLC, trustee of the University of Vermont and president of the Commercial Mortgage Securities Association. She received a B.S. from the University of Vermont. Ms. McAneny holds a Masters Professional Director Certification from the American College of Corporate Directors, a national public company director education and credentialing organization. Ms. McAneny brings to the Board valuable experience in the real estate investment sector. In addition, the Board expects to utilize Ms. McAneny’s governance experience through her service as lead independent director, Chairman of the Nominating and Corporate Governance Committee and as a member of the Compensation Committee of the Board (the “Compensation Committee”).

Mark D. Gibson. Mr. Gibson became a director and Vice Chairman of the Company in November 2006 and effective April 1, 2014, he became the Chief Executive Officer (“CEO”) of the Company. Mr. Gibson is one of our founding partners having joined our predecessor firm, Holliday Fenoglio & Company, in 1984. Since 2003, Mr. Gibson has held the positions of executive managing director of HFF LP and member of the operating committee of HFF Holdings. Additionally, Mr. Gibson has served as a member of the HFF LP executive committee since 2010. From 1993 to 2010, Mr. Gibson served as co-head of the Company’s Dallas office. Mr. Gibson is a trustee for the Urban Land Institute (“ULI”), a member of ULI’s Executive Committee and a member of ULI’s IOPC Gold Council; member of the Association of Foreign Investors in Real Estate (AFIRE); member of the University of Texas Real Estate Finance and Investment Center’s Executive Committee; member of the board of visitors at UT Southwestern University Hospitals and Clinics and member of UTSW Foundation; member of the McCombs School of Business Advisory Council at The University of Texas at Austin; trustee and member of the International Council of Shopping Centers (ICSC); and a member of World Presidents’ Organization. Past positions held by Mr. Gibson include Program Chair of AFIRE; Chair of the University of Texas Real Estate Finance and Investment Center; and advisory board member of Baylor Health Care System Foundation. Mr. Gibson graduated in 1981 from the University of Texas at Austin with a B.B.A. in Finance. Mr. Gibson’s history with the Company allows him to bring to the Board a deep knowledge of the Company’s and the Operating Partnerships’ development and operations. In addition, Mr. Gibson’s experience with various real estate industry professional associations and role within the Operating Partnerships provides the Board with valuable insight into the issues and market developments facing the real estate industry as a whole.

Susan P. McGalla. Ms. McGalla became a director of the Company in October 2009. Ms. McGalla was most recently the Vice President of Business Strategy and Creative Development for the Pittsburgh Steelers Football Club. Prior to assuming that role, she founded P3 Executive Consulting, LLC. P3 offered comprehensive consulting services to clients within and outside of the specialty retail industry. Services included branding, marketing, product merchandising and omni-channel execution to strategy, talent management and operational P&L efficiencies. From January 2011, to July 2012, Ms. McGalla was chief executive officer of The Wet Seal, Inc. Ms. McGalla was brought in to that position to reinvent and grow two brands, Wet Seal and Arden B. From 2009 to 2011, Ms. McGalla worked as a consultant within the specialty retail landscape. Prior to her consulting role, Ms. McGalla was the President and Chief Merchandising Officer at American Eagle Outfitters, Inc. (“AEO”) from March 2003 to January 2009. In that role, she had a $3 billion responsibility for the performance, business development and all creative aspects of the AE Brand, aerie, Martin and Osa, and 77kids. With over 14 years total in various leadership roles within AEO, Ms. McGalla contributed to industry revenue and profit growth, growing revenues from $340 million to over $3 billion. She was responsible for portfolio expansion from one brand to four brands, and in 2008, revenues of $3 billion, net income of $400 million with over 1,000 stores and 28,000 employees. Prior to AEO, Ms. McGalla held merchandising management positions at Joseph Horne Company from June 1986 to June 1994. Ms. McGalla presently serves on the board of directors and executive committee of the Magee Research Institute, the council for the University of Pittsburgh Cancer Institute, the advisory board of The Energy Network and was formerly a trustee of the University of Pittsburgh and on the executive committee and board of directors for the Allegheny Conference on Community Development. Ms. McGalla earned her B.A. from Mount Union College. Ms. McGalla’s executive positions provide her with both leadership skills and comprehensive experience in accounting, finance and corporate governance matters, which she utilizes as a director and a member of the Company’s Audit and Nominating and Corporate Governance Committees.

George L. Miles, Jr. Mr. Miles became a director of the Company in January 2007. Mr. Miles is the former Chairman Emeritus of the Chester Group, a leading water/waste water, facility design build, scientific research and management company. Mr. Miles served as president and chief executive officer of WQED Multimedia, the public broadcaster in southwestern Pennsylvania, until his retirement in 2010. He joined WQED in 1994 after serving ten years as executive vice president and chief operating officer of WNET/Thirteen in New York. Prior to that, he held executive positions at KDKA, Pittsburgh; WPCQ, Charlotte; the Westinghouse Television Group; and WBZ-TV, Boston. Earlier in Mr. Miles’ career he was a contract auditor at the U.S. Department of Defense and a manager at Touche Ross & Co. Mr. Miles has served as a member on the board of directors of American International Group, Inc. (AIG) (retired 2017); Harley Davidson, Inc. (retired 2017); the University of Pittsburgh (Trustee Emeritus); Mt. Ararat Community Center and Ringling College of Art & Design. He is the former Chairman of the Association for America’s Public Television Stations and the Urban League of Pittsburgh, Inc. He earned his B.A. degree from Seton Hall University and his M.B.A. from Fairleigh Dickinson University. Through Mr. Miles’ extensive executive and directorship experience, he brings to the Board strong financial and leadership expertise, which he implements, in part, in his roles as Chairman of the Company’s Audit Committee and a member of the Compensation Committee.

Morgan K. O’Brien. Mr. O’Brien became a director of the Company in October 2012. Mr. O’Brien has been the president and chief executive officer of Peoples Natural Gas, Inc., a natural gas company, since 2010. He is also currently a director of Matthews International Corporation, a publicly-held designer, manufacturer and marketer of memorialization products and brand solutions, the Leukemia & Lymphoma Society, Boy Scouts of Greater Pittsburgh, United Way of Allegheny County, Pittsburgh Cultural Trust and American Gas Association. Between 2001 and 2010, Mr. O’Brien was president and chief executive officer of Duquesne Light Company, an electric energy provider. Prior to this position, he was chief operating officer, chief financial officer, vice president and controller of Duquesne Light Company from 1991 to 2001. Mr. O’Brien received a B.S. in Accounting and M.S. in Taxation from Robert Morris University. The Board expects to draw on Mr. O’Brien’s financial knowledge as he serves as a member of the Audit and Compensation Committees.

Lenore M. Sullivan. Ms. Sullivan became a director on the Board of the Company in January 2007. Ms. Sullivan presently serves on the board of directors of PotlatchDeltic Corp., RREEF America REIT II and RREEF Core Plus Industrial Fund. From June 2015 through February 2018, Ms. Sullivan served on the board of directors of Deltic Timber Corporation, a predecessor of PotlatchDeltic Corp. From 2007 to 2009, Ms. Sullivan was a partner with Perella Weinberg Partners, serving as portfolio manager for the firm’s Agility Real Return Assets Fund. Ms. Sullivan served as the associate director for the Real Estate and Finance and Investment Center at the University of Texas at Austin from 2002 through 2007. From 2000 to 2002, she was vice president of Hunt Private Equity Group, Inc., and from 1992 to 2000 she was the president and co-owner of Stonegate Advisors, an investment banking firm. Ms. Sullivan previously served on the board of directors of Parkway Properties, Inc., where she sat on the compensation committee and chaired the governance and nominating committee. Ms. Sullivan served as a member of the Investment Advisory Committee to the board of trustees of the Employee Retirement System of Texas from 2010 until March 2019, and also served on the investment committee to the board of trustees of the Austin Community Foundation from 2011 through 2018. She is a member of the Architecture School advisory board and the Leadership Committee of the Real Estate Finance and Investment Center at the McCombs School of Business at the University of Texas at Austin, and a charter investor in the Texas Women Ventures Fund. Ms. Sullivan has also served as a member of the advisory board of directors of

Capstone Partners and as a full member of the Urban Land Institute and the Pension Real Estate Association. Ms. Sullivan graduated cum laude from Smith College with a degree in economics and government and a minor in urban studies. She holds a M.B.A. from Harvard Business School. Ms. Sullivan holds an Executive Masters Professional Director Certification from the American College of Corporate Directors, a national public company director education and credentialing organization. Ms. Sullivan brings to the Board extensive knowledge of real estate financing and related capital markets. In addition, her experience on the board of directors of a public company provides her with valuable corporate governance and leadership insights used in her role on the Company’s Compensation and Nominating and Corporate Governance Committees.

Joe B. Thornton, Jr. Mr. Thornton became a director and a Vice Chairman of the Company in November 2006 and effective April 1, 2014, he assumed the role of President of the Company and Managing Member of HFF LP and HFF Securities, the Operating Partnerships. He is also currently an executive managing director of HFF LP. Mr. Thornton has served as a member of either HFF LP’s executive and/or operating committee, when each was the governing committee, from 2003 to the present. Mr. Thornton also served as co-head of the Company’s Dallas office from 2003 to 2010. He has been a member of the operating committee of HFF Holdings since 2003. Mr. Thornton joined HFF LP’s predecessor firm, Holliday Fenoglio, Inc., in March 1992. He has held several senior positions with the firm, including board member and principal. Prior to his employment with us, he was a senior vice president of The Joyner Mortgage Company, Inc., where he was responsible for the origination of commercial mortgage and equity transactions, and a senior accountant with the Audit Division of Peat Marwick Mitchell & Co. Mr. Thornton is a licensed Real Estate Salesman in the State of Texas. Mr. Thornton serves as a member of the Commercial Real Estate/Multifamily Finance Board of Governors and is an Executive Council Member and member of the Leadership Committee of UT Real Estate Finance & Investment Center. Mr. Thornton also serves as a board member of First Liberty Institute. Mr. Thornton graduated from the University of Texas at Austin with a B.B.A. in Accounting in 1982. Mr. Thornton brings to the Board his extensive experience with the Company, which gives him an in-depth knowledge of the Company, its history and its businesses. Mr. Thornton’s role within the Operating Partnerships also provides the Board with a broad awareness of the commercial real estate markets.

Steven E. Wheeler. Mr. Wheeler became a director of the Company in March 2010. He has been the president of Wheeler & Co., LLC, a private investment firm, since 1997. He retired on February 8, 2019 as a director of Anika Therapeutics, Inc., a publicly held medical device company. During the past five years, Mr. Wheeler also served as a member of the board of directors of Bariston Partners, LLC, a private equity investment firm and PingTone Communications, Inc., a privately head VOIP telephone services provider. Between 1997 and 2011, he was a principal of Hall Properties, Inc., a real estate investment and consulting firm. Between 1993 and February 1996, he was managing director and a director of Copley Real Estate Advisors and president, chief executive officer and a director of Copley Properties, Inc., a publicly traded real estate investment trust. He was the chairman and chief executive officer of Hancock Realty Investors, which managed an equity real estate portfolio, from 1991 to February 1993. Prior to this position, he was an executive vice president of Bank of New England Corporation from 1990 to 1991. Mr. Wheeler received a B.S. in Engineering Science from the University of Virginia, an M.S. in Nuclear Engineering from the University of Michigan and an M.B.A. from the Harvard Business School. Through his past and present experience on the boards of directors of various other companies, both public and private, Mr. Wheeler has developed strong leadership skills and valuable experience in corporate governance, which he utilizes in his roles on the Company’s Audit and Nominating and Corporate Governance Committees. In addition, his prior experience in executive positions at real estate investment companies gives him insight into the issues faced by the Company and the markets in which it operates.

Executive Officers

The current executive officers of the Company are as follows:

Name	Age	Position
Mark D. Gibson	60	Chief Executive Officer
Joe B. Thornton	58	President
Gregory R. Conley	58	Chief Financial Officer
Nancy O. Goodson	61	Chief Operating Officer
Matthew D. Lawton	60	Executive Managing Director
Michael J. Tepedino	55	Executive Managing Director
Gerard T. Sansosti	57	Executive Managing Director
Manuel A. de Zárraga	58	Executive Managing Director
Kevin C. MacKenzie	41	Executive Managing Director

Mark D. Gibson. Mr. Gibson is described above as a director.

Joe B. Thornton, Jr. Mr. Thornton is described above as a director.

Gregory R. Conley. Mr. Conley serves as the Chief Financial Officer (“CFO”) for the Company. Mr. Conley joined HFF LP in October 2006. Working out of the firm’s Pittsburgh office, Mr. Conley is responsible for all areas of financial accounting and reporting for the Company and its 26 offices in the United States and United Kingdom. He served as a member of HFF LP’s operating committee when it was the governing committee, from 2006 to 2010 and has served as a non-voting member of the executive committee of HFF LP since 2010. Prior to joining HFF LP, from 1998 through mid-2006, Mr. Conley was an executive vice president and CFO with Precise Technology, Inc. and its successor, Rexam Consumer Plastics, Inc. Precise Technology, Inc. was a plastics packaging business and a portfolio company of Code Hennessy & Simmons. Between 1986 and early 1998, Mr. Conley served as a consultant in various leadership positions with national consulting firms that eventually became part of Navigant Consulting, Inc., including Barrington Consulting Group, Inc. and Peterson & Company. Mr. Conley began his career in public accounting with Ernst & Young LLP. He earned an M.B.A. from the University of Pittsburgh and a B.S. from Duquesne University.

Nancy O. Goodson. Ms. Goodson serves as the Chief Operating Officer for the Company. Ms. Goodson has previously held the same position at HFF LP and its predecessor companies since 1993. She has served as a member of the operating committee of HFF Holdings since 2003. She also served as a member of either HFF LP’s executive and/or operating committee, when each was the governing committee, from 2003 to 2010 and has served as an ad hoc member of the executive committee of HFF LP since 2010. Working out of the firm’s Houston office, Ms. Goodson is responsible for the overall direction of the firm’s 26 offices in the United States and United Kingdom, with a specific focus on the oversight of administrative functions and loan servicing aspects of the Company. Prior to joining the Company in 1993, she spent seven years as a controller at Beeler Sanders Properties in Houston. She is a member of CREW Houston and is a member of the Board of Trustees and Treasurer of First United Methodist Church in Missouri City, Texas. She received her B.B.A. from Southwest Texas State University.

Matthew D. Lawton. Mr. Lawton became an executive managing director of the Company in April 2014. Mr. Lawton has served on HFF LP’s executive committee since 2014. As an executive committee member, Mr. Lawton is responsible for the overall direction of the firm’s 26 offices in the United States and United Kingdom. In addition to his duties as a member of HFF’s executive committee and Leadership Team, Mr. Lawton serves as an executive managing director of HFF LP, a position he has held since 2009, and also co-heads the firm’s investment advisory group. Mr. Lawton joined HFF LP in 2001. He serves as an executive committee member for the National Multifamily Housing Council (NMHC) and an advisory board member of the Mandel Group. Mr. Lawton received his Bachelor of Arts in Economics and Business from Tulane University in New Orleans.

Michael J. Tepedino. Mr. Tepedino became an executive managing director of the Company on January 1, 2016. Mr. Tepedino is a member of the executive committee and leadership team with management oversight of the New York, New Jersey, Philadelphia and Washington, D.C. offices. As an executive committee member, Mr. Tepedino is responsible for the overall direction of the firm’s 26 offices in the United States and United Kingdom. He serves a wide variety of institutional and entrepreneurial clients on a national basis. For the period from 2008 to 2018, he closed more than $24 billion of transactions and is routinely one of the Company’s leading producers. Mr. Tepedino has been in the real estate industry since 1987, when he began his career at Travelers Insurance Company. He entered the intermediary business in 1993 at Legg Mason Real Estate Services where he was a Director until joining the Company in 1997. He serves as a member of Rye YMCA and a board member of Stamford Peace. Mr. Tepedino received his Master of Business Administration from Fordham University and his Bachelor of Arts from Skidmore College.

Gerard T. Sansosti. Mr. Sansosti became an executive managing director of the Company in January 2009. Mr. Sansosti has served on HFF LP’s executive committee since January 2014. As an executive committee member, Mr. Sansosti is responsible for the overall direction of the firm’s 26 offices in the United States and United Kingdom. In addition to his duties as a member of HFF’s executive committee and Leadership Team, Mr. Sansosti also co-heads the firm’s debt placement and loan sales groups. Mr. Sansosti has more than 35 years of experience in commercial real estate, including finance and investment sales. Mr. Sansosti joined HFF LP in 1998, and prior to that he was a principal at PNS Realty Partners, L.P. He is an active member of the International Council of Shopping Centers, Urban Land Institute, NAIOP, Mortgage Bankers Association and the Commercial Real Estate Finance Council (CREF-C). Mr. Sansosti received his Master of Business Administration from Duquesne University and his Bachelor of Science from Carnegie Mellon University.

Manuel A. de Zárraga. Mr. de Zárraga has served on HFF LP’s executive committee since 2014. As an executive committee member, Mr. de Zárraga is responsible for the overall direction of the firm’s 26 offices in the United States and United Kingdom. In addition to his duties as a member of HFF’s executive committee and Leadership Team, Mr. de Zárraga serves as co-leader of the firm’s investment advisory group and its special assets group. Mr. de Zárraga joined HFF in 2002. Prior to that he was a principal and managing director at Sonnenblick-Goldman Company for 14 years and served on the firm’s operating committee. Mr. de Zárraga is an active member of the Urban Land Institute, where he serves as vice-chair for UDMUC Gold. Additionally, he recently served as a board chairman for Habitat for Humanity and is vice-chair of the Real Estate Board for the Miami Business School and the Florida State University Business School. Mr. de Zárraga is also a board member of City Year Miami. Mr. de Zárraga received his Master of Business Administration and Bachelor of Science in Civil Engineering from the University of Miami.

Kevin C. MacKenzie. Effective January 2, 2018, Mr. MacKenzie became an executive managing director in the Orange County office of the Company. Mr. MacKenzie has more than 15 years of experience in commercial real estate investment banking. He specializes in the execution and expansion of the firm’s capital markets platform through the representation of institutional and private owners of institutional-grade commercial real estate properties throughout the United States. As a member of the HFF Executive Committee, Mr. MacKenzie is responsible for the overall direction of the firm’s 26 offices, including leadership oversight of the San Francisco, Los Angeles, Orange County and San Diego offices. He also served as the direct office co-head of the Portland office (2013-2015), Los Angeles office (2013-2018) and Orange County office (2011-present). During the course of his career, Mr. MacKenzie has executed in excess of 550 transactions totaling more than $26 billion in consideration, across all property sectors and regions of the United States. Mr. MacKenzie joined the firm in March 2004. Prior to HFF, he worked in strategic finance and business development roles at various venture capital-backed technology companies in Silicon Valley. During his tenure in the technology industry, Mr. MacKenzie played a key role in raising more than $250 million in venture capital from prominent firms, including Kleiner Perkins Caufield and Byers and Benchmark Capital. Mr. MacKenzie currently serves as a member of the Dean’s Advisory Council for California Polytechnic State University and is an active member of the Urban Land Institute SSDC national council, as well as local Capital Markets Councils in Orange County and Los Angeles. He also serves on the strategic advisory board for Project Hope Alliance, a nonprofit organization focused on ending the cycle of homelessness one child at a time. Mr. MacKenzie received his Bachelor of Science, with a concentration in finance and economics, from California Polytechnic State University.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the SEC require the Company to disclose late filings of stock transaction reports by its executive officers and directors. Based solely on the review of the copies of SEC forms received by the Company with respect to fiscal year 2018, or written representations from reporting persons, we believe that our directors and executive officers have complied with all applicable filing requirements except for the following:

•	Joe B. Thornton, Jr. filed a Form 4 on April 4, 2018 for transactions that occurred on February 14, 2018, February 17, 2018 and February 21, 2018;

•	Michael J. Tepedino filed a Form 4 on April 4, 2018 for transactions that occurred on February 14, 2018, February 17, 2018, February 18, 2018 and February 21, 2018;

•	Nancy O. Goodson filed a Form 4 on April 4, 2018 for transactions that occurred on February 14, 2018, February 17, 2018, February 18, 2018 and February 21, 2018;

•	Gerard T. Sansosti filed a Form 4 on April 4, 2018 for transactions that occurred on February 14, 2018, February 17, 2018 and February 21, 2018;

•	Manuel de Zárraga filed a Form 4 on April 4, 2018 for transactions that occurred on February 14, 2018, February 17, 2018, February 18, 2018 and February 21, 2018;

•	Gregory R. Conley filed a Form 4 on April 4, 2018 for transactions that occurred on February 14, 2018, February 17, 2018, February 18, 2018 and February 21, 2018;

•	Mark D. Gibson filed a Form 4 on April 4, 2018 for transactions that occurred on February 14, 2018, February 17, 2018 and February 21, 2018;

•	John P. Fowler filed a Form 4 on April 4, 2018 for transactions that occurred on February 14, 2018, February 17, 2018 and February 21, 2018;

•	Matthew D. Lawton filed a Form 4 on April 4, 2018 for transactions that occurred on February 14, 2018, February 17, 2018, February 18, 2018 and February 21, 2018;

•	Kevin C. MacKenzie filed a Form 4 on April 4, 2018 for transactions that occurred on February 14, 2018, February 17, 2018, February 18, 2018 and February 21, 2018; and

•	Deborah H. McAneny filed a Form 4 on April 23, 2019 for a transaction that occurred on November 21, 2017.

Corporate Governance

Code of Ethics

The Company has adopted a code of conduct that applies to its CEO and CFO. This code of conduct as well as periodic and current reports filed with the SEC are available through the Company’s web site at www.hfflp.com. If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s CEO or CFO, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Submission of Director Nominations

The Nominating and Corporate Governance Committee will consider director nominees submitted by stockholders to the Board in accordance with the procedures set forth in the Company’s Amended and Restated Bylaws. Those procedures require a stockholder to deliver notice to the Company’s Secretary or Assistant Secretary at the principal executive offices of the Company not less than 90 nor more than 120 days prior to the first anniversary of the preceding year’s annual meeting of stockholders, except that in the case where the size of the Board is increased without public announcement at least 80 days prior to the first anniversary of the preceding year’s annual meeting, such notice shall be considered timely if made no later than the close of business on the tenth day following the public announcement of such by the Company (provided that if no public announcement is made at least 10 days before the meeting, such notice is not required). Such notice must be in writing and must include (i) the name and address of the nominating stockholder, as they appear on the Company’s books, (ii) the class and number of shares of the Company’s stock which are owned beneficially and of record by the nominating stockholder, (iii) certain representations, (iv) the nominee’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected, and (v) any information regarding the nominee that is required under Regulation 14A of the Exchange Act to be included in a proxy statement relating to the election of directors. Finally, if the stockholder (or a qualified representative of the stockholder) does not appear at the meeting at which the voting takes place with respect to such stockholder’s nomination, such nomination shall be disregarded, notwithstanding that proxies in respect of such vote may have been received by the Company. Candidates for the Board are evaluated through a process that may include background and reference checks, personal interviews with members of the Nominating and Corporate Governance Committee and a review of the candidate’s qualifications and other relevant characteristics. Candidates recommended by the stockholders of the Company are evaluated on the same basis as other candidates (other than directors standing for re-election) recommended by the Company’s directors, officers, third party search firms or other sources. However, through its own resources, the Nominating and Corporate Governance Committee expects to be able to identify an ample number of qualified candidates.

Committees of the Board of Directors

The Board has established three standing committees. The following table describes the current members of each of the committees and the number of meetings held during fiscal year 2018:

Director	Board	Audit	Compensation	Nominating and Corporate Governance
Mark D. Gibson	✓
Deborah H. McAneny	✓		✓	CHAIR

Director	Board	Audit	Compensation	Nominating and Corporate Governance
Susan P. McGalla	✓	✓		✓
George L. Miles, Jr.	✓	CHAIR	✓
Morgan K. O’Brien	✓	✓	✓
Lenore M. Sullivan	✓		CHAIR	✓
Joe B. Thornton, Jr.	✓
Steven E. Wheeler	✓	✓		✓
Number of Meetings	10	6	5	4

Audit Committee — The Audit Committee is responsible for, among other things, directly appointing, retaining, evaluating, compensating and terminating our independent, registered public accounting firm; discussing with our independent, registered public accounting firm their independence from management; reviewing with our independent, registered public accounting firm the scope and results of their audit; pre-approving all audit and permissible non-audit services to be performed by the independent, registered public accounting firm; overseeing the financial reporting process and discussing with management and our independent, registered public accounting firm the interim and annual financial statements that we file with the SEC; and reviewing and monitoring our accounting principles, policies and financial and accounting controls. The Board has adopted a written charter for the Audit Committee, which is publicly available at www.hfflp.com on the “Investor Relations” page. The Board has determined that each of Messrs. Miles, Wheeler and O’Brien and Ms. McGalla is independent under the listing standards promulgated by the New York Stock Exchange (“NYSE”) and as that term is used in Section 10A(m)(3) of the Exchange Act. The Board has determined that Mr. Miles qualifies as an Audit Committee “financial expert” as that term is defined by applicable securities laws and SEC regulations and has designated him as the Audit Committee’s financial expert.

Compensation Committee — The Compensation Committee is responsible for, among other things, reviewing and recommending director compensation policies to the Board; making recommendations, at least annually, to the Board regarding our policies relating to the amounts and terms of all compensation of our executive officers; and administering and discharging the authority of the Board with respect to our equity plans. For further information regarding the Compensation Committee’s processes and procedures for the consideration of executive compensation, refer to the discussion under the heading “Compensation Discussion and Analysis” in this Amendment No. 1. A copy of the Compensation Committee’s written charter is publicly available at www.hfflp.com on the “Investor Relations” page. The Board has determined that each of Ms. Sullivan and McAneny and Messrs. Miles and O’Brien is independent under the listing standards of the NYSE, and each member is an “outside director” within the meaning of the Treasury Regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

Nominating and Corporate Governance Committee — The Nominating and Corporate Governance Committee is responsible for, among other things, selecting potential candidates to be nominated for election to the Board; recommending potential candidates for election to the Board; reviewing corporate governance matters; reviewing the Board’s annual self-assessment; and making recommendations to the Board concerning the structure and membership of other Board committees. The Nominating and Corporate Governance Committee considers a range of criteria when selecting potential candidates to be nominated for election to the Board. Candidates for the Board should possess the education, skills and experience needed to make a significant contribution to the Board. In evaluating candidates for the Board, the Nominating and Governance Committee will evaluate a candidate’s management and leadership experience, business acumen, integrity, professionalism and other relevant characteristics. While the Nominating and Corporate Governance Committee does not have a formal policy with regard to the consideration of diversity in identifying director nominees, the Nominating and Corporate Governance Committee and the Board believe it is essential that the Board is able to draw on a wide variety of backgrounds and professional experiences among its members. The Nominating and Corporate Governance Committee desires to maintain the Board’s diversity through the consideration of factors such as gender, education, skills and relevant professional and industry experience. The Nominating and Corporate Governance Committee does not intend to nominate representational directors but instead considers each candidate’s credentials in the context of these standards and the characteristics of the Board in its entirety. A copy of the Nominating and Corporate Governance Committee’s written charter is publicly available at www.hfflp.com on the “Investor Relations” page. The Board has determined that each of Ms. McAneny, McGalla and Sullivan and Mr. Wheeler is independent under the listing standards of the NYSE.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) provides an overview of the Company’s executive compensation programs for the named executive officers during fiscal year 2018, together with a description of the material factors underlying the decisions which resulted in the 2018 compensation provided to the Company’s named executive officers, as presented in the tables that follow this CD&A. For 2018, the Company’s named executive officers were: Mark D. Gibson, Gregory R. Conley, Matthew D. Lawton, Kevin C. MacKenzie and Michael J. Tepedino (the “NEOs”).

The following discussion and analysis contains statements regarding future individual and the Company’s performance targets and goals. These targets and goals are disclosed in the limited context of the Company’s compensation programs and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. HFF specifically cautions investors not to apply these statements to other contexts. This description relates only to compensation programs as in effect for fiscal year 2018 and does not include a summary of compensation arrangements with HFF’s directors and officers that will take effect in connection with or following the consummation of the transactions contemplated by the Merger Agreement.

Role of the Compensation Committee

The Compensation Committee is currently composed of four non-employee directors, all of whom are independent directors under the listing standards of the NYSE and the SEC rules and who are “outside directors” within the meaning of Section 162(m) of the Code. The Compensation Committee has responsibility for determining and implementing the Company’s philosophy with respect to executive compensation. Accordingly, the Compensation Committee has overall responsibility for approving and evaluating the various components of the Company’s executive compensation program. Meetings are held at least twice per year (and more often as necessary) to discuss and review the compensation of the NEOs. The Compensation Committee annually reviews and approves the compensation of the CEO, and also reviews and approves the compensation of the other NEOs after considering the recommendations of the President and CEO. In establishing and reviewing compensation for the NEOs, the Compensation Committee considers, among other things, the financial results of the Company and recommendations of management. Although the Company does not benchmark the Company’s executive compensation against any particular peer group, the Compensation Committee often considers compensation data for comparable companies in reviewing its compensation programs and levels of compensation paid.

The Compensation Committee operates under a written charter originally adopted by the Board on January 30, 2007 and last amended on May 23, 2013. A copy of this charter is posted on the Company’s website at www.hfflp.com on the “Investor Relations” page.

Compensation Committee Interlocks and Insider Participation.

During 2018, no member of the Compensation Committee was an officer or employee of the Company, or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries. None of the Company’s executive officers currently serves or, during 2018, served on the compensation committee or board of directors of any other entity that has one or more officers serving as a member of the Board or Compensation Committee.

Role of the Compensation Consultant

Since 2009, the Compensation Committee has engaged Frederic W. Cook & Co., Inc. (“FW Cook”), an independent compensation consultant, to provide advice on executive compensation matters. All services provided by consultants to the Compensation Committee are conducted under the direction or authority of the Compensation Committee, and all work performed by compensation consultants must be pre-approved by the Compensation Committee. In 2018, FW Cook was engaged to review the design and competitiveness of HFF’s non-employee director compensation program. FW Cook conducted a competitive analysis to assess general industry market competitive levels and structure for director compensation. The analysis was supplemented with real estate industry data.

The Compensation Committee annually assesses the independence of FW Cook pursuant to SEC Rules and NYSE Listing Standards and in light of such rules has determined that no conflict of interest exists that would prevent FW Cook from independently representing the Compensation Committee. In making this assessment, the Compensation Committee considered all factors relevant to FW Cook’s independence, including but not limited to each of the factors set forth by the SEC and the NYSE with respect to the compensation consultant’s independence.

Compensation Philosophy — Mission and Vision Statement

In connection with setting the compensation for executive officers, the Company has adopted the philosophy set forth in the Mission and Vision Statement of the Operating Partnerships (see below). The Mission and Vision Statement reflects the Company’s pay for value-added performance philosophy. The Company believes this Mission and Vision Statement is critical to the Company’s continued success. The foundation of the Company’s Mission and Vision Statement is based on the concept that a client’s interest must be placed ahead of the Company’s or any individual’s working for the Company. The Company’s goal is to hire and retain associates throughout the entire organization who have the highest ethical standards with the finest reputation in the industry to preserve the Company’s culture of integrity, trust and respect. The Company endeavors to promote and encourage teamwork to ensure the Company’s clients have the best team on each transaction. Without the best people, the Company believes it cannot be the best firm and achieve superior results for the Company’s clients.

To enable the Company to achieve its goals, the Company believes that it must maintain a flexible compensation structure, including equity-based compensation awards, to appropriately recognize and reward the Company’s existing and future associates who profoundly affect the Company’s future success. The Company believes the ability to reward superior performance is essential if the Company wants to provide superior results for its clients and stockholders.

The Compensation Committee’s goals in structuring the Company’s compensation program for its NEOs are to:

•	provide incentives to achieve the Company’s financial objectives;

•	provide long-term incentives for the executive officers which are designed to align their interests with those of the Company’s stockholders; and

•	set compensation levels sufficiently competitive to retain and attract high quality executives and to motivate them to contribute to the Company’s success.

The Compensation Committee has determined that to achieve these objectives, the Company’s executive compensation program should reward both individual and the Company’s short-term and long-term performance. To this end, the Compensation Committee believes that executive compensation packages provided by the Company to its executive officers should include both cash- and stock-based compensation. However, the Compensation Committee does not rely on any policy or formula in determining the appropriate mix of cash and equity compensation, nor does it rely on any policy or formula in allocating long-term compensation to different forms of awards.

Given the dual roles of Messrs. Gibson, MacKenzie, Lawton and Tepedino as both executive officers of the Company and capital markets advisors of HFF LP, the Company’s executive compensation program operates in conjunction with and supplements the Company’s overall compensation system, which is intended to place significant and direct emphasis on annual production, to maintain and honor the Company’s partnership culture, to continue the alignment of employee, management and stockholder interests through the Company’s profit participation bonus plans and to enhance the Company’s succession plans for future leadership of the Company.

Setting Executive Compensation

In making compensation decisions, the Compensation Committee considers the recommendations of the President, CEO and its independent consultant. The Compensation Committee also considers corporate and executive performance, an executive’s level of experience and responsibility, an executive’s current compensation level and historical compensation practices. In addition, the Compensation Committee may consider market data for comparable companies. The Compensation Committee does not attempt to maintain or target a specific percentile with respect to a particular peer group set of companies in determining compensation for NEOs. However, the Compensation Committee does periodically review information regarding compensation trends and levels from a variety of sources in making compensation decisions.

The Compensation Committee also evaluates the performance of the Company’s NEOs based on quantitative and qualitative performance criteria as described in more detail below.

Compensation-Related Risk Assessment

In developing the Company’s compensation policies, the Compensation Committee considers risks associated with the Company’s compensation practices. On an annual basis, the Compensation Committee and the Company conduct a risk assessment with respect to the Company’s compensation practices for executive officers and the rest of the Company’s organization. The risk assessment includes an analysis of the alignment of the Board’s expressed compensation philosophy and compensation goals with the Company’s strategic goals, short- and long-term focus and timing issues, compensation drivers and potential risks of each type of pay component, equity vesting periods, stock ownership and other factors.

The Compensation Committee takes steps to mitigate undue risk, including having a clawback policy and stock ownership guidelines, as discussed in this CD&A. In addition, the Company’s equity compensation programs have vesting periods spanning multiple years of service, a feature designed to promote the long-term interests of its stockholders. Further, the Company’s compensation programs incorporate the use of multiple performance metrics that help to balance one another and decrease the likelihood that the Company’s executives will focus on one metric to the detriment of its overall financial performance. The Compensation Committee believes the Company’s compensation policies discourage excessive risk-taking. Additionally, the Compensation Committee believes that none of the Company’s compensation programs create risks that are reasonably likely to have a material adverse impact on the Company.

Consideration of Stockholder Advisory Vote on Executive Compensation

In determining and approving compensation of the Company’s NEOs, the Compensation Committee monitors the results of the Company’s annual advisory vote on named executive officer compensation. The Company’s stockholders approved the Company’s executive compensation program at the Company’s last annual meeting, with an approval rating of 96.8% of the shares represented at the meeting, with broker non-votes not considered in the calculation.

Although this vote is non-binding, the Compensation Committee viewed this solid endorsement of the Company’s executive compensation decisions and policies as an additional factor supporting the Compensation Committee’s conclusion that its existing approach to executive compensation has been successful for the Company.

2018 Executive Compensation Components

The Company’s executive compensation program is comprised of three core elements:

•	base salary and commissions;

•	cash bonuses; and

•	long-term incentives, consisting of equity awards subject to multi-year vesting periods.

In making decisions with respect to any element of a NEO’s compensation, the Compensation Committee considers the total current compensation that such NEO may be awarded and any previously granted unvested equity awards. The Compensation Committee’s goal is to award compensation that is reasonable in relation to the Company’s compensation philosophy and objectives when all elements of potential compensation are considered.

Base Salaries and Commissions

In General. Base salary reflects the scope of job responsibility and the day-to-day performance of the executive officer relative to his or her duties and responsibilities. As a fixed component of compensation, base salary plays an important role in attracting and retaining executive talent. Given the lower base salaries relative to executives of peer companies, incentive compensation based on performance is intended to be on the high end of competitive levels. In determining base salaries, the Compensation Committee’s practice is to review base salary levels annually and consider several factors, including but not limited to:

•	historical information regarding compensation previously paid to NEOs;

•	the individual’s skills and experience and level of responsibility;

•	the performance of the Company and the executive; and

•	base salaries and total compensation as compared to relevant competitors and other “peer” companies.

2018 Annualized Base Salary Levels for Named Executive Officers

Name	2018	2017
Mark D. Gibson	$500,000	$500,000
Kevin C. MacKenzie	$500,000	$210,000
Matthew D. Lawton	$500,000	$250,000
Michael J. Tepedino	$500,000	$250,000
Gregory R. Conley	$501,481	$489,250

Messrs. Gibson, MacKenzie, Lawton and Tepedino are also employed as capital markets advisors of HFF LP, one of the partnerships through which the Company conducts its business. In order to attract and retain top producers, such as Messrs. Gibson, MacKenzie, Lawton and Tepedino, it is critical that they share in the revenue and certain other income that they generate for the Operating Partnerships. Accordingly, these individuals are also paid for their respective service as capital markets advisors. Similar to other capital markets advisors of HFF LP, a significant portion of their compensation is based upon commissions they earn for the capital markets services revenue that they generate for HFF LP (as discussed in more detail below). In addition, Mr. Gibson is a licensed broker for HFF Securities, and is accordingly paid for his service in such capacity in the form of commission payments. These programs are both consistent with HFF LP’s pay-for-performance policy.

Subject to satisfying certain performance thresholds, Messrs. Gibson, MacKenzie, Lawton and Tepedino and other capital markets advisors may receive commission payments up to 50% of the adjusted collected fee amount that they generate for the Operating Partnerships. Under this policy, the adjusted collected fee amount is determined based upon the gross revenue actually received by the Operating Partnerships attributable to the efforts of such capital markets advisors and after payment of all customary and appropriate fee splits with outside cooperating brokers or others. The adjusted collected fee amount is also reduced by related capital markets advisor expenses, including all applicable management plan payments, bonus pool payments to analysts, splits with other capital markets advisor and employees, and other similar compensation paid or payable to individuals involved in the generation of any commission revenue. The Compensation Committee considers the total compensation of Messrs. Gibson, MacKenzie, Lawton and Tepedino relative to that of other top HFF capital markets advisors to balance the fact that each of them, by reason of their services as executive officers, must redirect much of their focus and efforts to their executive officer responsibilities as opposed to their own individual production. As a result, in 2018, the salaries of Messrs. MacKenzie, Lawton and Tepedino were increased to $500,000 to better align their compensation with their duties as executive officers which takes time away from opportunities to earn commissions and other incentives.

Incentive Compensation

In General. Annual cash and equity-based incentive compensation are included as part of the executive compensation program to ensure that a significant portion of each NEO’s compensation is contingent on the annual performance of the Company, as well as the individual contribution of the NEO. The Compensation Committee believes that this structure is appropriate because it aligns the interests of management and stockholders by rewarding executives for strong annual performance by the Company. Many of the Company’s executive compensation plans are tied to the Company’s performance, incentivizing superior performance by rewarding income generation as well as the ability to control cost, and reducing the risk associated with a possible downturn in the markets in which the Company operates. Base salaries are fixed in amount and thus do not encourage risk-taking. Total executive base salary compensation paid with respect to 2018 represented less than 15% of the total compensation paid to the CEO; less than 28% of the total compensation paid to the CFO; less than 14% of the total compensation paid to Mr. MacKenzie; less than 11% of the total compensation paid to Mr. Lawton and less than 13% of the total compensation paid to Mr. Tepedino, with the remainder being tied to performance.

In addition to the Company’s base salary, commissions and cash bonuses, in connection with their services as a capital markets advisor with HFF LP, each of Messrs. Gibson, MacKenzie, Lawton and Tepedino are eligible for an annual bonus through the Operating Partnership Office Profit Participation Bonus Plan (as defined herein), and each of Messrs. Gibson, Conley, MacKenzie, Lawton and Tepedino are eligible for an annual bonus through HFF Inc.’s Firm Profit Participation Bonus Plan (as defined herein). These compensation programs are described in greater detail below.

2018 Performance Bonuses

In 2018, the Compensation Committee granted performance bonuses in accordance with the Executive Bonus Plan (the “Executive Bonus Plan”). Upon the grant of an Executive Bonus to an eligible recipient, the recipient receives 50% of the award in cash, payable immediately, and 50% of the award in restricted stock units, or RSUs, the latter vesting over three years in equal one-third installments. The Executive Bonus Plan is administered by the Compensation Committee. In 2018, all of the Company’s NEOs were eligible to participate in and receive a bonus payment under the Executive Bonus Plan.

In connection with determining the 2018 bonus amounts for Messrs. Gibson, MacKenzie, Lawton, Tepedino and Conley, the Compensation Committee established an Executive Bonus pool with a maximum payout of $9,000,000 with the actual bonus paid based upon the achievement of pre-established individual and HFF-level objectives. In particular, bonuses were dependent on performance in connection with (i) maximizing stockholder value while ensuring adherence to the Company’s Mission and Vision Statement, (ii) exploring and developing strategic alternatives for the Company’s growth and future profitability and enhanced stockholder value, (iii) ensuring that the Company’s strategic plan and budget are fully developed, presented and implemented, (iv) fostering continued strong investor relations and (v) meeting certain financial targets (i.e. budgeted revenue, operating income and Adjusted EBITDA) of the Company. In addition, the bonuses for Messrs. Gibson, MacKenzie, Lawton and

Tepedino were also dependent on performance in connection with building a strong working relationship with the CFO and Chief Operating Officer and continuing to support their involvement in the implementation of the Company’s strategic business goals and objectives.

After considering the outstanding 2018 performance of each of Messrs. Gibson, MacKenzie, Lawton, Tepedino, Conley and HFF in light of the individual and HFF-level objectives established by the Compensation Committee and reviewing Messrs. Gibson’s, MacKenzie’s, Lawton’s, Tepedino’s and Conley’s compensation, and considering peer company information, the Compensation Committee approved an executive bonus, split evenly between cash and RSUs, in the aggregate as follows:

Name	2018 Executive Bonus (1)
Mark D. Gibson	$1,350,009
Kevin C. MacKenzie	$800,005
Matthew D. Lawton	$865,001
Michael J. Tepedino	$865,001
Gregory R. Conley	$674,983

(1)	See the “2018 Equity Grants” section below for the specific amounts of RSUs granted.

The Compensation Committee determined that these bonus amounts were appropriate in light of the Company’s performance discussed above, which included exceeding certain budgeted goals and the payment of a special dividend, and Messrs. Gibson’s, MacKenzie’s, Lawton’s, Tepedino’s, and Conley’s contributions to that performance.

In February 2018, the Compensation Committee approved an additional compensation award in cash and equity, the latter portion being granted pursuant to the HFF, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to those awards, each of Messrs. Gibson, Lawton and Tepedino received awards comprised of $230,095 in cash and RSUs covering 4,901 shares of our common stock, and Mr. Conley received an award comprised of $48,482 in cash and RSUs covering 1,033 shares of our common stock. The RSUs are subject to vesting over the three years immediately following the grant date.

Under his employment agreement, Mr. Conley is eligible to receive an annual cash bonus in an amount up to 50% of his base salary. The Compensation Committee may also, in its discretion, establish target bonuses and award performance bonuses in excess of such amounts. The Compensation Committee set Mr. Conley’s target 2018 bonus opportunity at $250,740, or 50% of his base salary. In determining Mr. Conley’s actual bonus payout, the Compensation Committee consulted with Mr. Gibson and considered his assessment of Mr. Conley’s performance, as outlined in a written performance review. The performance factors considered by the Compensation Committee in connection with awarding such incentive bonuses included Mr. Conley’s (i) implementation and execution of the Company’s business plan, (ii) managing and recommending improvements in the Company’s operations, including the Company’s credit facilities, and internal efficiencies, (iii) managing and administering the Company’s support functions and (iv) individual performance and achievements. In connection with awarding a bonus to Mr. Conley separate from the Executive Bonus described above, the Compensation Committee also considered his performance in connection with the preparation of the Company’s financial statements and maintaining effective internal controls. After considering Mr. Gibson’s recommendations, competitive data provided by FW Cook and the performance factors noted above, the Compensation Committee approved a cash bonus of $500,000 for Mr. Conley, or approximately 200% of his target bonus. The Compensation Committee determined that this bonus amount was appropriate in light of the strong performance of Mr. Conley in his areas of responsibility.

Profit Participation Bonus Plans

Operating Partnership Profit Participation Bonus Plans. The Profit Participation Bonus Plan of each of HFF LP and HFF Securities (each, an “Office Profit Participation Bonus Plan”) is designed to reward an office or line of business for an exceptionally productive year. In addition, the Office Profit Participation Bonus Plans reward income generation as well as the ability of an office or line of business to control costs. This element of compensation is integral to HFF LP’s and HFF Securities’ compensation practices because it provides an understandable incentive to each of the Company’s offices and lines of business and allows us to reward superior performance. Each Office Profit Participation Bonus Plan generally provides that offices or lines of business that generate profit margins for their office or line of business of 14.5% or more are entitled to incentive payments that are equal to, in the aggregate, 15% of net income from the office. The allocation of the profit participation bonus and how it is shared within the office or line of business are determined by the office or business head in consultation with the managing member of the Operating Partnerships. Each Office Profit Participation Bonus Plan provides that the Board, or any appropriate committee thereof, may elect to pay up to 50% of the profit participation bonuses payable under the applicable Office Profit Participation Bonus Plan in the form of equity-based awards granted under the 2016 Plan, which awards may be subject to vesting conditions. Starting from the 2015 awards, the Compensation Committee’s practice has been to provide 50% of the award in cash, payable immediately, and 50% of the award in equity (in the form of RSUs), the latter to vest in three equal annual installments beginning on the first anniversary of the grant date.

Messrs. Gibson, MacKenzie, Lawton and Tepedino are eligible to participate in the Office Profit Participation Bonus Plan and each received an office profit participation bonus under the Office Profit Participation Bonus Plan in 2019 related to 2018 performance as follows:

Name	2018 Office Profit Participation Bonus (1)
Mark D. Gibson	$300,002
Kevin C. MacKenzie	$713,323
Matthew D. Lawton	$328,560
Michael J. Tepedino	$291,999

(1)	See the “2018 Equity Grants” section below for the number of RSUs granted.

With respect to 2018, and consistent with past practice, the Compensation Committee determined to provide 50% of each Office Profit Participation award in cash, payable immediately, and 50% of the award in the form of RSUs, with one-third of the RSUs to vest on each of the first, second and third anniversaries of February 20, 2019.

Firm Profit Participation Plan. The Company also maintains the Company’s Firm Profit Participation Bonus Plan (the “Firm Profit Participation Bonus Plan”), under which all of the Company’s NEOs are eligible for an annual bonus. The purpose of the Firm Profit Participation Bonus Plan is to encourage and reward firm-wide collaboration and broad stewardship and to promote the financial success of the Company and the Operating Partnerships as well as succession planning for the future. For each calendar year, if the Company achieves a 17.5% or greater adjusted operating income margin, a bonus pool is created in an amount equal to a percentage of the Company’s adjusted operating income, ranging from 15% to 25%, depending on the actual adjusted operating income margin thresholds achieved, ranging from 17.5% to 27.5%. The Board, or any appropriate committee thereof, may elect to pay up to two-thirds of the profit participation bonuses payable under the Firm Profit Participation Bonus Plan in the form of equity-based awards pursuant to the 2016 Plan. The Compensation Committee’s practice starting with the 2015 awards has been to provide 50% of each award in cash, payable immediately, and 50% of the award in equity (in the form of RSUs), the latter to vest in three equal annual installments beginning on the first anniversary of the grant date.

Messrs. Gibson, MacKenzie, Lawton, Tepedino and Conley are each eligible to participate in the Firm Profit Participation Bonus Plan and each received a profit participation bonus under the Firm Profit Participation Bonus Plan in 2019 related to 2018 performance as follows:

Name	2018 Firm Profit Participation Bonus(1)
Mark D. Gibson	$—
Kevin C. MacKenzie	$—
Matthew D. Lawton	$185,005
Michael J. Tepedino	$185,005
Gregory R. Conley	$—

(1)	See the “2018 Equity Grants” section below for the number of RSUs granted.

With respect to 2018, and consistent with past practice, the Compensation Committee determined to provide 50% of each Office Profit Participation award in cash, payable immediately, and 50% of the award in the form of RSUs, with one-third of the RSUs to vest on each of the first, second and third anniversaries of February 20, 2019.

Equity-Based Long-Term Incentive Program

The Board believes that compensation paid to executive officers should be closely aligned with the Company’s performance on both a short-term and long-term basis, and that their compensation should assist the Company in recognizing and rewarding key executives who profoundly affect the Company’s future success through their value-added performances. Therefore, the Company has adopted and maintains an incentive compensation plan, the 2016 Plan. The 2016 Plan is designed to enable the Company to grant equity awards that align management’s performance objectives with the interests of the Company’s stockholders. Awards under the Company’s 2016 Plan are administered by the Compensation Committee.

All grants of equity compensation to NEOs, including those made in connection with the Executive Bonus Plan, the Office Profit Participation Bonus Plan and the Firm Profit Participation Bonus Plan, are reviewed and approved by the Compensation Committee and granted under the 2016 Plan. Whether grants of equity awards are made outside of these specific programs, and the type and size of any such grants, may be based upon, among other factors, the Company and individual performance and the individual’s position held, years of service, level of experience and potential of future contribution to the Company’s success. The Compensation Committee may also consider long-term incentive grants previously awarded to the NEO, long-term incentive grants given to other executive officers throughout the Company’s history and grant practices at comparable companies.

2018 Equity Grants

As described above, with respect to fiscal year 2018, the Company made the following equity grants under the 2016 Plan as part of the (i) profit participation plans (including grants under both the Office Profit Participation Plan and the Firm Profit Participation Plan), (ii) the Executive Bonus Plan and (iii) a one-time additional compensation award granted in February 2018:

	Profit Participation Bonus		Executive Bonus		Additional Compensation Awards
Name	No. of RSUs	Grant Date Fair Value	No. of RSUs	Grant Date Fair Value	No. of RSUs	Grant Date Fair Value
Mark D. Gibson	3,522	$150,002	15,849	$675,009	4,901	$230,102
Kevin C. MacKenzie	8,374	$356,649	9,392	$400,005	—	$—
Matthew D. Lawton	6,029	$256,775	10,155	$432,501	4,901	$230,102
Michael J. Tepedino	5,600	$238,504	10,155	$432,501	4,901	$230,102
Gregory R. Conley	—	$—	7,924	$337,483	1,033	$48,499

One-third of each of the awards will vest on each of the first, second and third anniversaries of the applicable grant date, subject to the individual’s continuous employment with the Company through the applicable vesting date. These equity awards are subject to accelerated vesting in the event that the Company terminates the executive’s employment without cause or due to the executive’s disability, if the executive terminates his employment for “good reason” or if the executive’s employment terminates due to the executive’s death. See also the section below “Potential Payments Upon Termination.” In the event that the Company declares a dividend, the holder of such awards will be entitled to receive dividend equivalents payable with respect to the common stock underlying unvested RSUs in the form of common stock subject to the same vesting, settlement and other restrictions as apply to the RSUs to which such dividend equivalents relate.

The Company has no formal program, plan or practice to time equity grants to its executives in coordination with the release of material non-public information.

Other Compensation and Perquisite Benefits

In addition to the principal categories of compensation described above, the Company provides its NEOs with coverage under its broad-based health and welfare benefits plans, including medical, dental, vision, disability and life insurance. The Company also sponsors a 401(k) plan. The 401(k) plan is a tax-qualified retirement savings plan pursuant to which all employees, including the NEOs, may contribute up to the limit prescribed by the Code on a before-tax basis. The Company’s NEOs may receive employer contributions consistent with the terms of the 401(k) plan generally applicable to other participants in the plan.

All contributions made by a participant vest immediately and matching contributions by the Company are fully vested after two years of service. These benefits are not tied to any individual or corporate performance objectives and are intended to be part of an overall competitive compensation program.

The NEOs are not generally entitled to benefits that are not otherwise available to all of the Company’s employees. In this regard, the Company does not provide pension arrangements (other than the 401(k) plan), post-retirement health coverage or similar benefits for its executives.

Employment Agreements

A general description of the employment agreements of the Company’s NEOs, including a specific description of the components of each such NEO’s compensation, is included in the Employment Agreements section below.

Clawback Policy

The Company maintains a clawback policy that covers the executive performance bonus pool, which requires that payouts under the executive performance bonus guidelines not be adjusted based on any information that becomes available at any time following the determination date of such payout amount, absent fraud, accounting irregularities, willful misconduct, gross negligence or manifest error, provided that, for two years following the awarding of any bonus amount under such plans, the award will be subject to a clawback in the event that there is a material restatement of HFF’s financial statements for the applicable fiscal year.

For further detail regarding the Office Profit Participation Bonus Plans and the Firm Profit Participation Bonus Plan, see the description under “Profit Participation Bonus Plans” above.

Stock Ownership Guidelines

The Company maintains a policy requiring that the Company’s CEO own common stock of the Company equal in value to at least five times the CEO’s base salary within a period of five years from the date appointed. In addition, the Company’s NEOs (including the CEO) are required to own shares of the Company’s common stock equal to at least 55% of the after-tax shares received by the NEO pursuant to equity-based compensation awards, unless the NEO’s holdings already exceed a minimum number of shares based on the lower of a (i) minimum share count or (ii) minimum dollar holding. Shares that count towards satisfaction of the requirements include (i) RSUs shares which have vested and are owned outright by a NEO or his or her immediate family members residing in the same household, (ii) vested RSUs held in trust for the benefit of the NEO or his or her family and (iii) shares received by a NEO, net of tax withholding, pursuant to equity-based compensation awards awarded by the Company to the NEO. Unvested RSUs, even if vested and in-the-money, are not counted in the determination of the satisfaction of the guidelines. Ownership in an amount greater than the stated level is encouraged.

The following table indicates the current share ownership of the Company’s NEOs relative to the guidelines as of April 16, 2019, when the price per share of the Company’s Class A common stock at the close of trading on the NYSE was $47.25. Each of Messrs. Gibson, Conley, MacKenzie, Lawton and Tepedino were in compliance with the Company’s stock ownership guidelines.

Name	Shares of Class A Common Stock Owned	Value at April 16, 2019 ($)	Minimum After Tax Shares (1)	Minimum Number of Shares Owned	Minimum Dollar Holdings (in millions of $)
Mark D. Gibson	306,519	$14,483,023	20,805	100,000	$6.0
Kevin C. MacKenzie	79,331	$3,748,390	22,328	100,000	$6.0
Matthew D. Lawton	218,419	$10,320,298	37,474	100,000	$6.0
Michael J. Tepedino	83,480	$3,944,430	37,191	100,000	$6.0
Gregory R. Conley	52,131	$2,463,190	27,022	17,500	$1.0

(1)	Represents fifty-five percent (55%) of the after-tax shares received pursuant to equity-based compensation awards granted by the Company.

Anti-Hedging and Pledging Policies

The Company prohibits directors, officers and employees, including the Company’s NEOs, from engaging in hedging or pledging transactions involving Company stock.

Tax and Accounting Implications

Deductibility of Certain Compensation

Section 162(m) of the Code limits the federal tax deductions that may be claimed by a public company for compensation paid to certain individuals to $1,000,000, except that, in 2017 and prior years, compensation exceeding such threshold could be deducted if it met the requirements to be considered “performance-based” compensation within the meaning of Section 162(m).

The Tax Cuts and Jobs Act, passed by Congress in December 2017, eliminated the “performance-based” compensation exemption under Section 162(m) of the Code. Therefore, for 2018 and subsequent years, compensation paid to the Company’s CEO, CFO and to each other NEO generally will not be deductible for federal income tax purposes to the extent such compensation exceeds $1,000,000, regardless of whether such compensation would have been considered “performance-based” under prior law. This limitation on deductibility applies to each individual who is a “covered employee” (as defined in Section 162(m)) in 2017 or who becomes a covered employee in any future year, and continues to apply to each such individual for all future years, regardless of whether such individual remains an NEO. There is, however, a transition rule that allows “performance-based” compensation in excess of $1,000,000 to continue to be deductible if the remuneration is provided pursuant to a binding contract which was in effect on November 2, 2017 and which was not subsequently materially modified. The Compensation Committee believes that the Company’s stockholders’ interests are best served by not restricting the Compensation Committee’s discretion in structuring compensation programs, and thus the Compensation Committee intends to maintain flexibility to pay compensation that is not entirely deductible when the best interests of the Company make that advisable. In approving the amount and form of compensation for the NEOs, the Compensation Committee will continue to consider all elements of cost to the Company of providing such compensation, including the potential impact of Section 162(m).

The Compensation Committee considers the accounting impact in connection with equity compensation matters; however, these considerations do not significantly affect decisions regarding grants of equity compensation.

COMPENSATION COMMITTEE REPORT

The information contained in this report shall not be deemed to be “soliciting material” or “filed” or “incorporated by reference” in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that HFF specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.

The Compensation Committee of the Company has reviewed and discussed the above Compensation Discussion and Analysis with Company management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1.

COMPENSATION COMMITTEE

Lenore M. Sullivan, Committee Chairman

George L. Miles, Jr.

Deborah H. McAneny

Morgan K. O’Brien

OUR MISSION AND VISION STATEMENT

Our goal is to always put the client’s interest ahead of the firm and every individual within the firm.

We will endeavor to strategically grow to achieve our objective of becoming the best and most dominant “one-stop” commercial real estate and capital markets intermediary offering the following:

•	All forms of Debt Placement Solutions and Services;

•	Investment Sales Services;

•	Entity and Project Level Equity Services and Placements as well as all forms of Structured Finance Solutions;

•	Private Equity, Investment Banking and Advisory Services;

•	Loan Sales and Distressed Asset Sales; and

•	Commercial Loan Servicing (Primary and Sub-servicing).

Our goal is to hire and retain associates who have the highest ethical standards and the best reputations in the industry to preserve our culture of integrity, trust and respect and to promote and encourage teamwork to ensure our clients have the “best team on the field” for each transaction. Simply stated, without the best people, we cannot be the best firm.

To ensure we achieve our goals and aspirations and provide outstanding results for our stockholders, we must maintain a flexible compensation and ownership package to appropriately recognize and reward our existing and future associates who profoundly contribute to our success through their value-added performance. The ability to reward extraordinary performance is essential in providing superior results for our clients while appropriately aligning our interests with our stockholders.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned during fiscal 2016, 2017 and 2018 by the Company’s named executive officers for each of those fiscal years: Mark D. Gibson, CEO, Gregory R. Conley, CFO, Kevin C. MacKenzie, Executive Managing Director, Matthew D. Lawton, Executive Managing Director, and Michael J. Tepedino, Executive Managing Director.

	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation (Cash) ($)(3)	All Other Compensation ($)(4)	Total ($)
Mark D. Gibson, Chief Executive Officer	2018	500,000	1,090,392	1,055,113	825,000	91,483	3,561,988
	2017	500,000	3,090,310	764,770	764,726	53,199	5,173,005
	2016	500,000	2,008,125	642,507	642,500	5,984	3,799,116
Gregory R. Conley, Chief Financial Officer	2018	501,481	548,482	385,982	337,500	41,471	1,814,916
	2017	489,250	450,000	209,961	210,000	41,405	1,400,616
	2016	475,000	356,200	200,010	200,000	30,527	1,261,737
Kevin C. MacKenzie, Executive Managing Director(5)	2018	500,000	1,506,616	756,654	756,674	130,953	3,560,897

Matthew D. Lawton, Executive Managing Director	2018	500,000	2,700,065	919,378	689,290	89,623	4,898,356
	2017	250,000	2,170,504	631,055	631,025	101,064	3,783,648
	2016	250,000	1,943,673	526,584	526,580	78,392	3,325,229
Michael J. Tepedino, Executive Managing Director	2018	500,000	1,956,680	901,107	671,000	91,871	4,120,658
	2017	250,000	2,574,400	710,025	710,000	82,873	4,327,298
	2016	250,000	2,731,571	586,516	586,501	70,366	4,224,954

(1)

Represents commissions paid to Messrs. Gibson, MacKenzie, Lawton and Tepedino, annual cash bonuses paid to Mr. Conley and the cash portion of the one-time additional compensation awards granted in February 2018. Messrs. Gibson, Lawton and Tepedino each received $230,095 and Mr. Conley received $48,482 related to the cash portion of the one-time additional compensation award, respectively. Mr. MacKenzie did not receive an additional compensation award in February 2018.

(2)

See the table “Compensation Paid in the Form of Equity Awards” below for a description of the incentive plan compensation paid in the form of stock awards as well as the equity award component of the one-time additional compensation award granted in February 2018. Amounts reflect the grant date fair value of stock awards and are calculated in accordance with the provisions of FASB Accounting Standards Codification Topic 718 Compensation — Stock Compensation (“ASC Topic 718”), and assume no forfeiture rate derived in the calculation of the grant date fair value of these awards. See Note 3 “Stock Compensation” to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for discussion regarding the valuation of the Company’s stock awards.

(3)	See the “Non-Equity Incentive Plan Compensation Summary Table” below for a description of the non-equity incentive plan compensation paid.
(4)	See the “All Other Compensation Summary Table” below for a description of other compensation amounts paid.
(5)	Kevin C. MacKenzie was not an NEO prior to the 2018 fiscal year.

Non-Equity Incentive Plan Compensation Summary Table

	Year	Executive Bonus (Cash) ($)	Office Profit Participation Bonus (Cash) ($)	Firm Profit Participation Bonus (Cash) ($)	Total Non-Equity Incentive Plan Compensation (Cash) ($)
Mark D. Gibson, Chief Executive Officer	2018	675,000	150,000	—	825,000
	2017	500,000	164,726	100,000	764,726
	2016	292,599	167,500	182,401	642,500
Gregory R. Conley, Chief Financial Officer	2018	337,500	—	—	337,500
	2017	175,000	—	35,000	210,000
	2016	87,500	—	112,500	200,000
Kevin C. MacKenzie, Executive Managing Director	2018	400,000	356,674	—	756,674

Matthew D. Lawton, Executive Managing Director	2018	432,500	164,290	92,500	689,290
	2017	250,000	131,025	250,000	631,025
	2016	96,300	129,079	301,201	526,580
Michael J. Tepedino, Executive Managing Director	2018	432,500	146,000	92,500	671,000
	2017	250,000	210,000	250,000	710,000
	2016	96,300	189,000	301,201	586,501

Compensation Paid in the Form of Equity Awards

	Year	Executive Bonus (Stock) ($)(1)	Office Profit Participation Bonus (Stock) ($)(1)	Firm Profit Participation Bonus (Stock) ($)(1)	Additional Equity Compensation Award (Stock) ($)(1)	Total Stock Awards (Stock) ($) (1)
Mark D. Gibson, Chief Executive Officer	2018	675,009	150,002	—	230,102	1,055,113
	2017	500,018	164,748	100,004	—	764,770
	2016	292,606	167,496	182,405	—	642,507
Gregory R. Conley, Chief Financial Officer	2018	337,483	—	—	48,499	385,982
	2017	174,983	—	34,978	—	209,961
	2016	87,497	—	112,513	—	200,010
Kevin C. MacKenzie, Executive Managing Director	2018	400,005	356,649	—	—	756,654

Matthew D. Lawton, Executive Managing Director	2018	432,501	164,270	92,505	230,102	919,378
	2017	250,009	131,037	250,009	—	631,055
	2016	96,300	129,082	301,202	—	526,584
Michael J. Tepedino, Executive Managing Director	2018	432,501	145,999	92,505	230,102	901,107
	2017	250,009	210,007	250,009	—	710,025
	2016	96,300	189,014	301,202	—	586,516

(1)

Represents the grant date fair value of RSUs for the 2016, 2017, and 2018 fiscal years, respectively, and are calculated in accordance with the provisions of ASC Topic 718, and assume no forfeiture rate derived in the calculation of the grant date fair value of these awards. See Note 3 “Stock Compensation” to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for discussion regarding the valuation of the Company’s stock awards. All grants of awards were made in the form of RSUs, which RSUs are subject to a three-year vesting schedule with one-third of the shares subject to each grant vesting on each of the first, second and third anniversaries of the grant date. The number of RSUs granted with respect to awards for fiscal year 2018 are set forth above in the CD&A portion of this Amendment No. 1, in the section titled “Equity-Based Long-Term Incentive Program – 2018 Equity Grants.”

All Other Compensation Summary Table

	Year	Imputed Income on Group Term Life Insurance ($)	Life Insurance Premiums ($)	401(k) Match ($)	Dividend Shares ($)(1)	Imputed Income on Parking Expenses ($)	Total ($)
Mark D. Gibson, Chief Executive Officer	2018	3,424	564	5,000	82,495	—	91,483
	2017	803	179	5,000	47,217	—	53,199
	2016	805	179	5,000	—	—	5,984
Gregory R. Conley, Chief Financial Officer	2018	3,328	543	5,000	30,902	1,698	41,471
	2017	804	179	5,000	34,166	1,256	41,405
	2016	804	179	5,000	23,614	930	30,527
Kevin C. MacKenzie, Executive Managing Director	2018	375	192	5,000	125,386	—	130,953
Matthew D. Lawton, Executive Managing Director	2018	3,429	564	5,000	80,630	—	89,623
	2017	806	179	5,000	95,079	—	101,064
	2016	806	179	5,000	67,845	4,562	78,392
Michael J. Tepedino, Executive Managing Director	2018	3,423	420	5,000	83,028	—	91,871
	2017	436	179	5,000	77,258	—	82,873
	2016	436	179	5,000	64,751	—	70,366

(1)

Represents the grant date fair value of RSUs (dividend equivalent units) related to unvested and vested but not settled RSU awards for dividends paid on February 21, 2018, February 21, 2017 and February 18, 2016. Amounts are calculated in accordance with the provisions of ASC Topic 718, and assume no forfeiture rate derived in the calculation of the grant date fair value. See Note 3 “Stock Compensation” to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for discussion regarding the valuation of the Company’s stock awards.

Pay Ratio Disclosure

The Company is required to disclose the compensation of the Company’s median employee and the ratio of its CEO’s total compensation to the total compensation of the Company’s median employee (excluding the CEO). The pay ratio below is a reasonable estimate calculated in a manner consistent with the applicable rules based upon the Company’s internal records and the methodology described below. Except as specified below, to determine this ratio, the Company utilized the full-time and part-time employees of the Company and its consolidated subsidiaries employed as of December 31, 2018. At the end of 2018, the Company and its consolidated subsidiaries had approximately 1,074 employees, of which 1,066 employees were full-time employees and 8 employees were part-time employees (the Company and its consolidated subsidiaries had no temporary employees as of December 31, 2018). Approximately 97% of the Company’s workforce is salaried and the remaining 3% of the Company’s workforce earns hourly wages. Under the de minimis exception, the Company excluded approximately 20 employees in the United Kingdom, which represents less than five percent of the Company’s total employee population. The Company does not have employees in any jurisdictions other than the United States and the United Kingdom.

The Company identified its median employee by using total compensation from the Company’s payroll records as of December 31, 2018. No assumptions, adjustments, or estimates with respect to compensation were made, except that the compensation was annualized for all full-time and part-time employees who began employment during 2018. The Company’s median employee is a real estate analyst who has been an employee for approximately 3.5 years. The median employee’s total compensation was recalculated using the same methodology used to calculate the total compensation of the CEO as set forth in the Summary Compensation Table included in the Executive Compensation section of this Amendment No. 1. The median employee’s total compensation as so calculated was $124,294, and the total compensation of the CEO was $3,561,988. Accordingly, the ratio of the annual total compensation of the CEO to the annual total compensation of the median employee of the Company, except the CEO, is 29:1.

The rules for identifying the median employee and calculating the pay ratio allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. The pay ratio stated above is calculated consistent with applicable guidance governing the permitted use of adjustments described above. The pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Employment Agreements

Mark D. Gibson, Matthew D. Lawton, Michael J. Tepedino and Kevin C. MacKenzie

HFF LP and each of Messrs. Gibson, Lawton and Tepedino are parties to an amended and restated employment agreement in respect of their capacity as capital markets advisors on terms and conditions substantially identical to the employment agreements between HFF LP and the members of HFF Holdings who were employed as capital markets advisors at the time of HFF’s initial public offering. Such employment agreements were amended on June 30, 2010. HFF LP also has an employment agreement with Kevin C. MacKenzie, who has been employed by HFF LP since 2004.

The agreements provide for salary, bonuses, commission sharing, draws against commissions, bonuses and other income allocations as established from time to time by Holliday GP at the direction of the Board after consideration of the recommendation and advice of the operating (or executive) committee and managing member of HoldCo LLC. The four executives are each provided with welfare benefits and other fringe benefits to the same extent as those benefits are provided to the Company’s other similarly situated employees.

The Company did not enter into a new employment agreement with Mr. Gibson in respect of his current service as the Company’s CEO.

Gregory R. Conley

The Company has an employment agreement with Gregory R. Conley (the “2007 Employment Agreement”), who has served as the CFO since being hired in 2007. Pursuant to the terms of his employment agreement with the Company, Mr. Conley serves as the CFO until his employment is terminated by the Company or by Mr. Conley.

Under the 2007 Employment Agreement, the compensation package of Mr. Conley is comprised of the following elements:

•

Base Salary. The employment agreement establishes a base salary for the first year of the agreement. The Compensation Committee, in consultation with the CEO, will review the executive officer’s base salary annually to ensure that the proper amount of compensation is being paid to such executive officer commensurate with his service performed for the Company. The Compensation Committee may increase, but not decrease, such base salary in its sole discretion.

•

Annual Cash Bonus. Mr. Conley is eligible to receive an annual cash bonus, in an amount up to 50% of his base salary, based upon his achievement of certain pre-determined financial or strategic performance goals established by the Company from time to time. The Compensation Committee may also, in its discretion, fix target bonuses and award performance bonuses in excess of such amounts.

•

Other Benefits. Mr. Conley is eligible to participate in the Company’s retirement, welfare and other fringe benefits to the same extent as those benefits are provided to the Company’s other similarly situated employees.

The Company entered into an amended and restated employment agreement with Mr. Conley on March 18, 2019 (the “2019 Employment Agreement”). Certain material terms of Mr. Conley’s 2019 Employment Agreement are as follows:

The compensation package of Mr. Conley is comprised of the following elements:

•

Base Salary. Mr. Conley will receive an annual base salary of $501,480. The Compensation Committee, in consultation with the CEO, will review the base salary annually and may, in the Compensation Committee’s sole discretion, increase, but not decrease, such base salary.

•

Annual Cash Bonus. Mr. Conley will be eligible to receive an annual cash bonus of up to 100% of his base salary, as determined by the Compensation Committee, based on his achievement of pre-determined financial or strategic performance goals established by the Company from time to time, in its sole and absolute discretion.

•

Other Benefits. Mr. Conley will be eligible to receive cash and/or equity consideration under compensation plans and programs then in place at the Company for its executive employees (including, without limitation, the Company’s Firm Profit Participation Plan and Executive Bonus Plan), as determined by the Compensation Committee.

For a description of payments and benefits that Mr. Conley may receive in connection with a termination of his employment, please see the section below “Potential Payments Upon Termination.”

Non-Disclosure, Non-Disparagement and Other Restrictive Covenants

Pursuant to the employment agreements described above, the Company entered into non-disclosure, non-disparagement and other restrictive covenants with Messrs. Gibson, MacKenzie, Lawton and Tepedino and non-disclosure and other restrictive covenants with Mr. Conley. The following are descriptions of the material terms of each covenant.

The non-disclosure, non-disparagement and other restrictive covenants provided as follows:

•

Non-Disclosure. Each of Messrs. Gibson, MacKenzie, Lawton, Tepedino and Conley are required, whether during or after their employment, to hold all “confidential information” in trust for the Company and are prohibited from using or disclosing such confidential information except as necessary in the regular course of the Company’s business or that of its affiliates.

•

Non-Disparagement. Each of Messrs. Gibson, Lawton, Tepedino and Conley are not permitted to, except as legally compelled, make any statement to third parties that would have a material adverse impact on the business or business reputation of, as the case may be, Messrs. Gibson, Lawton, Tepedino and Conley or any of the Company or the Company’s affiliates.

•

Specific Performance. In the case of any breach of the employment agreement, including the non-competition, non-disclosure, non-solicitation and other restrictive covenants thereof, Messrs. Gibson, MacKenzie, Lawton, Tepedino and Conley each agreed that, in addition to any other right the Company may have at law, equity or under any agreement, the Company is entitled to immediate injunctive relief and may obtain a temporary or permanent injunction or other restraining order.

Potential Payments Upon Termination

Mr. Conley’s 2007 Employment Agreement, contained provisions providing for payments by the Company following the termination of his employment by the Company without cause or by Mr. Conley for good reason. Under the 2007 Employment Agreement, if Mr. Conley’s employment were terminated by the Company without cause or by Mr. Conley for good reason, he would be entitled to receive continued payment of his base salary for a period of twelve months following such termination, the benefits provided under the Company’s employee benefit plans and programs, continuation of group health plan benefits for twelve months after the date of termination, accelerated vesting of 50% of his unvested RSUs and unvested stock options, if any, and 90 days to exercise any vested stock options, if any. In addition, pursuant to the 2016 Plan, the HFF, Inc. 2006 Omnibus Incentive Compensation Plan (the “2006 Plan,” and together with the 2016 Plan, the “Omnibus Plans”) and the applicable award agreements, all of Mr. Conley’s outstanding unvested RSUs or other equity-based awards will become 100% vested if Mr. Conley’s employment is terminated at any time by the Company without cause, by Mr. Conley for good reason, due to his disability or upon a termination resulting from Mr. Conley’s death. “Cause” was defined under the 2007 Employment Agreement as (i) gross misconduct or gross negligence in the performance of one’s duties as the Company’s employee, (ii) conviction or pleading nolo contendere to a felony or a crime involving moral turpitude, (iii) significant nonperformance of an executive’s duties as the Company’s employee, (iv) material violation of the Company’s established policies and procedures or (v) material violation of the respective employment agreement. “Good reason” was defined under the 2007 Employment Agreement as (i) a significant reduction of duties or authority, (ii) a reduction in base salary without the executive’s consent, (iii) a reduction in the executive’s bonus opportunity, (iv) a significant change in the location of the executive’s principal place of employment and (v) material violation of the 2007 Employment Agreement.

Under the 2019 Employment Agreement, in the event Mr. Conley’s employment is terminated by HFF without “cause,” by Mr. Conley with “good reason” or due to HFF’s non-renewal of the term prior to March 18, 2022, subject to execution of a release of claims in favor of HFF and its subsidiaries and affiliated entities, Mr. Conley will receive (i) the benefits provided solely in accordance with the applicable terms of HFF’s employee benefit plans and programs, including, but not limited to, the Omnibus Plans (including the change in control provisions thereof, as applicable), except to the extent specifically provided otherwise in clause (iv) below, (ii) continuation of his base salary for a period of thirty months following the date of termination, (iii) payment of an amount equal to 2.5 times the greater of the cash bonuses and other incentive compensation paid to Mr. Conley during either of the two years preceding the year in which the date of termination occurs, (iv) reimbursement of all premiums for continuation of group health plan benefits for a period of eighteen months following the date of termination, provided that Mr. Conley validly elects and remains eligible for continuation coverage under such plans pursuant to COBRA, and (v) vesting of 100% of his unvested RSUs, if any, and 100% of unvested options awarded under the Omnibus Plans, if any, effective on the date of termination. Mr. Conley will have 90 days following the date of such termination in which to exercise any vested options.

If Mr. Conley’s employment is terminated for any reason other than by HFF without cause or by Mr. Conley for good reason (including by HFF with cause, by Mr. Conley without good reason, or due to death or disability), then under the 2007 Employment Agreement Mr. Conley will only be entitled to all earned, unpaid base salary and the benefits provided under HFF’s employee benefit plans and programs. In addition, the 2019 Employment Agreement provides that Mr. Conley will be permitted to exercise vested stock options for a period of 30 days following termination due to a voluntary resignation and for a period of one year following a termination due to death or disability. For a termination due to cause, Mr. Conley will not be permitted to exercise any of his stock options following termination. The terms governing such a termination of Mr. Conley’s employment under the 2019 Employment Agreement are substantially similar to those contained in the 2007 Employment Agreement.

HFF does not provide excise tax gross-up payments to anyone under an existing employment agreement or otherwise.

Each of Mr. Gibson’s, Mr. MacKenzie’s, Mr. Lawton’s and Mr. Tepedino’s employment agreements do not provide for any potential severance payments by HFF upon the termination of the executive’s employment. However, pursuant to the award agreements governing their outstanding RSUs, all outstanding unvested RSUs held by the executive will become 100% vested if the executive’s employment is terminated at any time by HFF without cause, by the executive for good reason, due to the executive’s disability or upon a termination resulting from the executive’s death.

With respect to such equity awards, “Cause” is generally defined as (i) gross misconduct or gross negligence in the performance of the executive’s duties under their employment agreement; (ii) conviction of a crime; (iii) significant nonperformance of the executive’s duties under their employment agreement; (iv) material violation of HFF’s established policies and procedures and (v) material violation of the terms of the executive’s employment agreement. Furthermore, “Good Reason” is defined under the respective equity awards as (i) a significant reduction of the executive’s duties or authority, (ii) a reduction in base salary without the executive’s consent, (iii) a reduction in the executive’s bonus opportunity and (iv) a significant change in the location of the executive’s principal place of employment.

The tables below set forth the amounts that the NEOs would be entitled to receive upon either a change in control or certain terminations of employment, in either case, occurring on December 31, 2018. The amounts in the table below for Mr. Conley reflect the payments that would be due to him under the 2007 Employment Agreement. The amounts relating to the accelerated vesting of RSUs were determined using a per share price of $33.16, which was the closing price of HFF common stock on December 31, 2018.

Mark D. Gibson

Benefit	Termination Due to Death or Disability	Change in Control (without termination of employment)	Resignation for Good Reason or Termination by the Company Without Cause Prior to a Change in Control	Resignation for Good Reason or Termination by the Company Without Cause After a Change in Control
Salary continuation	—	—	—	—
Bonus	—	—	—	—
Value of health benefits	—	—	—	—
Accelerated Vesting of RSUs	1,562,864	—	1,562,864	1,562,864

Totals	1,562,864	—	1,562,864	1,562,864

Gregory R. Conley

Benefit	Termination Due to Death or Disability	Change in Control (without termination of employment)	Resignation for Good Reason or Termination by the Company Without Cause Prior to a Change in Control	Resignation for Good Reason or Termination by the Company Without Cause After a Change in Control
Salary continuation	501,481	—	501,481	501,481
Bonus	—	—	—	—
Value of health benefits	46,557	—	46,557	46,557
Accelerated Vesting of RSUs	698,681	—	698,681	698,681

Totals	1,246,719	—	1,246,719	1,246,719

Kevin C. MacKenzie

Benefit	Termination Due to Death or Disability	Change in Control (without termination of employment)	Resignation for Good Reason or Termination by the Company Without Cause Prior to a Change in Control	Resignation for Good Reason or Termination by the Company Without Cause After a Change in Control
Salary continuation	—	—	—	—
Bonus	—	—	—	—
Value of health benefits	—	—	—	—
Accelerated Vesting of RSUs	2,670,441	—	2,670,411	2,670,411

Totals	2,670,411	—	2,670,411	2,670,411

Matthew D. Lawton

Benefit	Termination Due to Death or Disability	Change in Control (without termination of employment)	Resignation for Good Reason or Termination by the Company Without Cause Prior to a Change in Control	Resignation for Good Reason or Termination by the Company Without Cause After a Change in Control
Salary continuation	—	—	—	—
Bonus	—	—	—	—
Value of health benefits	—	—	—	—
Accelerated Vesting of RSUs	1,924,540	—	1,924,540	1,924,540

Totals	1,924,540	—	1,924,540	1,924,540

Michael J. Tepedino

Benefit	Termination Due to Death or Disability	Change in Control (without termination of employment)	Resignation for Good Reason or Termination by the Company Without Cause Prior to a Change in Control	Resignation for Good Reason or Termination by the Company Without Cause After a Change in Control
Salary continuation	—	—	—	—
Bonus	—	—	—	—
Value of health benefits	—	—	—	—
Accelerated Vesting of RSUs	1,876,989	—	1,876,989	1,876,989

Totals	1,876,989	—	1,876,989	1,876,989

Profit Participation Bonus Plans

Office Profit Participation Bonus Plans

The purpose of the Office Profit Participation Bonus Plans is to attract, retain and provide incentives to employees, and to promote the financial success, of HFF LP and HFF Securities, respectively. Messrs. Gibson, MacKenzie, Lawton and Tepedino are currently eligible in their roles as capital markets advisors to participate in HFF LP’s Office Profit Participation Bonus Plan.

Applicability of Plan to Designated Offices. An Office Profit Participation Bonus Plan applies to each separate office (each, an “Office”) or line of business (each, a “Business Line”) of HFF LP and HFF Securities designated by the Managing Member of HFF LP (the “Managing Member”). The Managing Member is elected by certain senior officers of HFF LP pursuant to the HFF LP partnership agreement. Joe B. Thornton, Jr. served as the Managing Member during fiscal year 2018. Mr. Thornton began in that role in 2014.

Bonus Pool Calculation. With respect to each Office or Business Line to which an Office Profit Participation Bonus Plan applies and for each calendar year, if a 14.5% or greater Profit Margin is generated by such Office or Business Line, then an amount equal to 15% of the Adjusted Operating Income generated by such Office or Business Line will comprise the bonus pool. For purposes of each Office Profit Participation Bonus Plan, “Profit Margin” means the Net Operating Income of such Office or Business Line as a percentage of the revenue of such Office or Business Line, all as determined in accordance with U.S. generally accepted accounting principles (“GAAP”), “Net Operating Income” means net operating income (using the same revenue and cost accounts as used in preparing the Company’s audited financial statements) of such Office or Business Line, which includes allocations for overhead expenses and servicing expenses, if applicable, plus any gain on sale of mortgage servicing rights and securitization compensation from the securitization of any Freddie Mac loans which the Company services, and “Adjusted Operating Income” means the Net Operating Income of such Office or Business Line adjusted for depreciation and amortization.

Allocation of Bonus Pool. Each full-time or part-time employee of HFF LP and HFF Securities is eligible to receive a bonus payment under the applicable Office Profit Participation Bonus Plans (an “Office Profit Participation Bonus”) with respect to services performed during the calendar year. For each calendar year, the head of each Office or Business Line of HFF LP and HFF Securities, after consultation with the Managing Member, will select the recipients of Office Profit Participation Bonuses and determine the allocation of the bonus pool among the eligible recipients.

Payment of Profit Participation. Subject to any applicable federal, state, local or other withholding taxes, Office Profit Participation Bonuses are paid in accordance with each Office’s or Business Line’s allocation plan as soon as reasonably practicable following the closing of the books and records of the Company’s in accordance with GAAP in respect of the applicable year in which the Office Profit Participation Bonus is earned, or, if determined by the Managing Member with respect to any Office or Business Line, on or before March 15 of the year following the year with respect to which the Office Profit Participation Bonus was earned. In addition, the Board, or any appropriate committee thereof, may elect to pay up to one-half of the Office Profit Participation Bonuses payable under the Office Profit Participation Bonus Plans in the form of equity-based awards pursuant to the 2016 Plan (or any other compensation plan adopted by the Company under which equity securities of the Company are authorized). Starting with the 2015 awards and subject to the Compensation Committee’s future consideration and approval at the time of each grant, the Compensation Committee has determined that participants in the Office Profit Participation Bonus Plans receive 50% of the award in cash, payable immediately, and 50% of the award in equity awards, with the latter vesting in three equal annual installments beginning on the first anniversary of each grant.

Firm Profit Participation Bonus Plan

In General. In January 2011, the Company adopted the Firm Profit Participation Bonus Plan, under which members of the Executive and Leadership Committees (or any similar committees established in the future) established by the Company, the Operating Partnerships or any other affiliate of the Company, which include each of the Company’s NEOs, are eligible for an annual bonus. The purpose of the Firm Profit Participation Bonus Plan is to encourage and reward firm-wide collaboration and broad stewardship and to promote the financial success of the Company and the Operating Partnerships as well as succession planning for the future. For each calendar year, if the Company achieves a 17.5% or greater Adjusted Operating Income Margin, a bonus pool is funded by a percentage of the Company’s Adjusted Operating Income beyond predefined Adjusted Operating Income Margin thresholds. The bonus pool is equal to the sum of:

•

15% of the Adjusted Operating Income, if any, greater than that required to reach a 17.5% Adjusted Operating Income Margin but less than that required to reach an Adjusted Operating Income Margin of 20.0%, plus

•

17.5% of the Adjusted Operating Income, if any, greater than that required to reach a 20.0% Adjusted Operating Income Margin but less than that required to reach an Adjusted Operating Income Margin of 22.5%, plus

•

20% of the Adjusted Operating Income, if any, greater than that required to reach a 22.5% Adjusted Operating Income Margin but less than that required to reach an Adjusted Operating Income Margin of 25.0%, plus

•

22.5% of the Adjusted Operating Income, if any, greater than that required to reach a 25.0% Adjusted Operating Income Margin but less than that required to reach an Adjusted Operating Income Margin of 27.5%, plus

•	25.0% of the Adjusted Operating Income, if any, greater than that required to reach a 27.5% Adjusted Operating Income Margin.

For purposes of the Firm Profit Participation Bonus Plan, “Adjusted Operating Income” means the Company’s net operating income adjusted for interest income and expense and other income (including, without limitation, that relating to the sale of servicing rights, securitization profits under the Company’s Freddie Mac Program Plus Seller Servicer line of business and trading profits under the Company’s arrangements regarding Federal National Mortgage Association loans), all as determined in accordance with GAAP. For purposes of the Firm Profit Participation Bonus Plan, “Adjusted Operating Income Margin” means Adjusted Operating Income as a percentage of the Company’s revenue, all as determined in accordance with GAAP.

Allocation of Bonus Pool. Members of the Executive and Leadership Committees (or any similar committees established in the future) established by the Company, the Operating Partnerships or any other affiliate of the Company are eligible to participate in and receive a bonus payment under the Firm Profit Participation Bonus Plan (a “Firm Profit Participation Bonus”) with respect to services performed during the calendar year.

Payment of Profit Participation. Subject to any applicable federal, state, local or other withholding taxes, Firm Profit Participation Bonuses will be paid within 30 days of the date on which the bonus pool is calculated by the Company’s CFO or his or her designee. The Board, or an appropriate committee thereof, may elect to pay up to two-thirds of the Firm Profit Participation Bonuses payable under the Firm Profit Participation Bonus Plan in the form of equity-based awards pursuant to the 2016 Plan (or any other compensation plan adopted by the Company under which equity securities of the Company are authorized). Starting with the 2015 awards and subject to the Compensation Committee’s future consideration and approval at the time of each grant, the Compensation Committee has determined that participants in the Firm Profit Participation Bonus Plans receive 50% of the award in cash, payable immediately, and 50% of the award in equity awards, with the latter to be vested in three equal annual installments beginning on the first anniversary of grant.

The foregoing description of the Office Profit Participation Bonus Plan and the Firm Profit Participation Bonus Plan is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the HFF LP Profit Participation Bonus Plan, the HFF Securities Profit Participation Bonus Plan and the HFF, Inc. Firm Profit Participation Bonus Plan. Copies of the HFF LP Profit Participation Bonus Plan, the HFF Securities Profit Participation Bonus Plan and the HFF, Inc. Firm Profit Participation Bonus Plan are filed as Exhibits 10.10, 10.11 and 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

GRANTS OF PLAN BASED AWARDS

The following table sets forth certain information about awards granted to Messrs. Gibson, Conley, MacKenzie, Lawton and Tepedino during the fiscal year ended December 31, 2018 with respect to HFF’s Office Profit Participation Bonus Plan, Firm Profit Participation Bonus Plan and Executive Bonus Plan. HFF did not grant any stock options to NEOs in 2018. In addition, as mentioned in the section “Incentive Compensation – 2018 Performance Bonuses,” HFF granted a portion of the one-time additional compensation awards in the form of equity awards that were granted under the 2016 Plan.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)			Number of Shares of Stock or Units(1)	Grant Date Fair Value of Stock and Option Awards(2)
		Threshold	Target	Maximum
Mark D. Gibson, Chief Executive Officer	N/A(3)	—	1,400,000	1,800,000	—	—
	N/A(4)	—	415,000	—	—	—
	N/A(5)	—	240,000	—	—	—
	2/27/18(6)	—	—	—	10,650	500,018
	2/27/18(7)	—	—	—	3,509	164,748
	2/27/18(8)	—	—	—	2,130	100,004
	2/27/18(9)	—	—	—	4,901	230,102
Gregory R. Conley, Chief Financial Officer	N/A(3)	—	520,000	—	—	—
	N/A(5)	—	150,000	—	—	—
	2/27/18(6)	—	—	—	3,727	174,983
	2/27/18(8)	—	—	—	745	34,798
	2/27/18(9)	—	—	—	1,033	48,499
Kevin C. MacKenzie, Executive Managing Director	N/A(4)	—	1,640,000	—	—	—
	2/27/18(7)	—	—	—	14,735	691,809
	2/27/18(8)	—	—	—	2,130	100,004
	2/27/18(10)	—	—	—	11,433	379,118
Matthew D. Lawton, Executive Managing Director	N/A(3)	—	580,000	—	—	—
	N/A(4)	—	320,000	—	—	—
	N/A(5)	—	400,000	—	—	—
	2/27/18(6)	—	—	—	5,325	250,009
	2/27/18(7)	—	—	—	2,791	131,037
	2/27/18(8)	—	—	—	5,325	250,009
	2/27/18(9)	—	—	—	4,901	230,102
Michael J. Tepedino, Executive Managing Director	N/A(3)	—	580,000	—	—	—

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)			Number of Shares of Stock or Units(1)	Grant Date Fair Value of Stock and Option Awards(2)
		Threshold	Target	Maximum
	N/A(4)	—	470,000	—	—	—
	N/A(5)	—	400,000	—	—	—
	2/27/18(6)	—	—	—	5,325	250,009
	2/27/18(7)	—	—	—	4,473	210,007
	2/27/18(8)	—	—	—	5,325	250,009
	2/27/18(9)	—	—	—	4,901	230,102

(1)

The awards reflected in this column are grants of RSUs that are subject to a grant letter with a three-year vesting schedule with one-third of the RSUs vesting on each of the first, second and third anniversaries of the grant date, subject to acceleration of vesting upon termination of the executive’s employment for death, disability, by HFF without cause or by the executive for good reason.

(2)

Represents the grant date fair value of RSUs, as determined in accordance with the provisions of ASC Topic 718, and assume no forfeiture rate derived in the calculation of the grant date fair value. See Note 3 “Stock Compensation” to HFF’s audited financial statements included in HFF’s Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion regarding the valuation of HFF’s stock awards.

(3)

Represents the minimum, target and maximum payouts under the Executive Bonus Plan for 2018. The Compensation Committee determined the maximum size of the bonus pool under the Executive Bonus Plan would be $9,000,000 with respect to 2018, and the target size of the bonus pool would be $7,000,000. Other than with respect to Mr. Gibson, who was allocated a target of 20% of the bonus pool, the Compensation Committee did not make percentage allocations of the pool until after the end of the fiscal year. The target amount reflected in the table is a representative amount determined by applying the percentage allocations from fiscal year 2017 to the target size of the bonus pool of $7,000,000. Due to the fact that percentage allocations are not finalized until the end of the year, the target amount calculated based upon 2017 percentage allocations may not be indicative of amounts paid in 2018. There is no amount reflected for Mr. MacKenzie because he did not receive a payment under the Executive Bonus Plan in 2017.

(4)

Represents the minimum, target and maximum payouts under the Office Profit Participation Plan for 2018. The size of the bonus pool is not capped and percentage allocations of the pool are not made until after the end of the fiscal year. Thus, no maximum amount is indicated in the table and the target amount reflected in the table is a representative amount determined by applying the percentage allocations from fiscal year 2017 to the size of the bonus pool determined with respect to 2018. Due to the fact that percentage allocations are not finalized until the end of the year, the target amount calculated based upon 2017 percentage allocations may not be indicative of amounts paid in 2018.

(5)

Represents the minimum, target and maximum payouts under the Firm Profit Participation Plan for 2018. The size of the bonus pool is not capped and percentage allocations of the pool are not made until after the end of the fiscal year. Thus, no maximum amount is indicated in the table and the target and maximum amounts reflected is a representative amount determined by applying the percentage allocations from fiscal year 2017 to the size of the bonus pool determined with respect to 2018. Due to the fact that percentage allocations are not finalized until the end of the year, the target amount calculated based upon 2017 percentage allocations may not be indicative of amounts paid in 2018. There is no amount reflected for Mr. MacKenzie because he did not receive a payment under the Firm Profit Participation Plan in 2017.

(6)	The amounts in this row reflect the RSU awards made under the Executive Bonus Plan that were granted in 2018 but are in respect of 2017 performance.
(7)	The amounts in this row reflect the RSU awards made under the Office Profit Participation Plan that were granted in 2018 but are in respect 2017 performance.
(8)	The amounts in this row reflect the RSU awards made under the Firm Profit Participation Plan that were granted in 2018 but are in respect 2017 performance.
(9)	The amounts in this row reflect the RSU awards made in connection with the one-time additional compensation awards granted to certain executive officers in February 2018.
(10)	The amounts in this row reflect the RSU awards made under the 2016 Plan that were granted in 2018 but are in respect of 2017 performance.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning stock awards held by the Company’s NEOs as of December 31, 2018. None of the Company’s NEOs held any stock options as of December 31, 2018.

Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Gregory R. Conley	January 30, 2014(2)	2,812	$93,246
	February 18, 2015(3)	1,874	$62,142
	February 17, 2016(4)	2,555	$84,724
	February 17, 2016(7)	2,250	$74,610
	February 14, 2017(8)	1,968	$65,259
	February 14, 2017(10)	2,531	$83,928
	February 27, 2018(12)	3,727	$123,587
	February 27, 2018(14)	745	$24,704
	February 27, 2018(16)	1,033	$34,254
	— (17)	1,575	$52,227
Matthew D. Lawton	January 30, 2014(2)	9,721	$322,348
	February 18, 2015(3)	3,571	$118,414
	February 17, 2016(4)	3,455	$114,568
	February 17, 2016(5)	5,040	$167,126
	February 17, 2016(6)	1,845	$61,180
	February 14, 2017(8)	2,166	$71,825
	February 14, 2017(9)	2,904	$96,297
	February 14, 2017(10)	6,775	$224,659
	February 27, 2018(12)	5,325	$176,577
	February 27, 2018(14)	5,325	$176,577
	February 27, 2018(13)	2,791	$92,550
	February 27, 2018(16)	4,901	$162,517
	— (18)	4,219	$139,902
Kevin C. MacKenzie	January 30, 2014(2)	7,230	$239,747
	February 18, 2015(3)	5,000	$165,800
	February 17, 2016(6)	7,031	$233,148
	February 17, 2016(7)	4,885	$161,987
	February 17, 2016(5)	691	$22,913
	February 14, 2017(11)	8,000	$265,280
	February 14, 2017(9)	14,874	$493,222
	February 27, 2018(15)	11,433	$379,118
	February 27, 2018(13)	14,735	$488,612

Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
	February 27, 2018(14)	2,130	$70,631
	— (19)	4,523	$149,983
Mike Tepedino	January 30, 2014(2)	7,420	$246,047
	February 18, 2015(3)	5,000	$165,800
	February 17, 2016(5)	3,386	$112,280
	February 17, 2016(6)	3,869	$128,296
	February 14, 2017(8)	2,166	$71,825
	February 14, 2017(9)	4,252	$140,996
	February 14, 2017(10)	6,775	$224,659
	February 27, 2018(12)	5,325	$176,577
	February 27, 2018(14)	5,325	$176,577
	February 27, 2018(13)	4,473	$148,325
	February 27, 2018(16)	4,901	$162,517
	— (20)	3,712	$123,090
Mark Gibson	February 17, 2016(4)	6,910	$229,136
	February 17, 2016(6)	3,117	$103,360
	February 14, 2017(8)	6,582	$218,259
	February 14, 2017(9)	3,768	$124,947
	February 14, 2017(10)	4,103	$136,055
	February 27, 2018(12)	10,650	$353,154
	February 27, 2018(14)	2,130	$70,631
	February 27, 2018(13)	3,509	$116,358
	February 27, 2018(16)	4,901	$162,517
	— (21)	1,461	$48,447

(1)	Computed based upon a per share price of $33.16, which was the closing price of the Company’s Class A common stock on December 31, 2018 on the NYSE.
(2)	Represents RSUs granted with respect to fiscal year 2013. RSUs vest on January 30, 2019.
(3)	Represents RSUs granted with respect to fiscal year 2014. One half of these RSUs vest on each of February 18, 2019 and February 18, 2020.
(4)	Represents RSUs granted with respect to the executive’s 2015 award under the Executive Bonus Plan. RSUs vest on February 17, 2019.
(5)	Represents RSUs granted with respect to the executive’s 2015 Firm Profit Participation award. RSUs vest on February 17, 2019.
(6)	Represents RSUs granted with respect to the executive’s 2015 Office Profit Participation award. RSUs vest on February 17, 2019.
(7)	Represents RSUs granted with respect to fiscal year 2015. RSUs vest on February 17, 2019 and February 17, 2020.
(8)	Represents RSUs granted with respect to the executive’s 2016 award under the Executive Bonus Plan. One half of these RSUs vest on each of February 14, 2019 and February 14, 2020.

(9)	Represents RSUs granted with respect to the executive’s 2016 award under the Office Profit Participation Plan. One half of these RSUs vest on each of February 14, 2019 and February 14, 2020.
(10)	Represents RSUs granted with respect to the executive’s 2016 award under the Firm Profit Participation Plan. One half of these RSUs vest on each of February 14, 2019 and February 14, 2020.
(11)	Represents RSUs granted with respect to fiscal year 2016. RSUs vest on February 14, 2019, February 14, 2020, February 14, 2021 and February 14, 2022.
(12)	Represents RSUs granted with respect to the executive’s 2017 award under the Executive Bonus Plan. One third of these RSUs vest on each of February 27, 2019, February 27, 2020 and February 27, 2021.
(13)

Represents RSUs granted with respect to the executive’s 2017 award under the Office Profit Participation Plan. One third of these RSUs vest on each of February 27, 2019, February 27, 2020 and February 27, 2021.

(14)

Represents RSUs granted with respect to the executive’s 2017 award under the Firm Profit Participation Plan. One third of these RSUs vest on each of February 27, 2019, February 27, 2020 and February 27, 2021.

(15)	Represents RSUs granted with respect to fiscal year 2017. RSUs vest on February 27, 2019, February 27, 2020, February 27, 2021, February 27, 2022 and February 27, 2023.
(16)

Represents RSUs granted in February 2018 as part of the executive’s additional compensation award. One fifth of these RSUs vest on each of February 27, 2019, February 27, 2020, February 27, 2021, February 27, 2022 and February 27, 2023.

(17)

Represents 133 RSUs granted on February 13, 2015, 359 RSUs granted on February 19, 2016, 511 RSUs granted on February 21, 2017 and 572 RSUs granted on February 21, 2018, with respect to dividends paid by the Company on such dates. Dividend RSUs vest and are settled on the same schedule as the award to which they relate.

(18)

Represents 460 RSUs granted on February 13, 2015, 1,025 RSUs granted on February 19, 2016, 1,282 RSUs granted on February 21, 2017 and 1,452 RSUs granted on February 21, 2018, with respect to dividends paid by the Company on such dates. Dividend RSUs vest and are settled on the same schedule as the award to which they relate.

(19)

Represents 342 RSUs granted on February 13, 2015, 936 RSUs granted on February 19, 2016, 1,333 RSUs granted on February 21, 2017 and 1,912 RSUs granted on February 21, 2018, with respect to dividends paid by the Company on such dates. Dividend RSUs vest and are settled on the same schedule as the award to which they relate.

(20)

Represents 351 RSUs granted on February 13, 2015, 951 RSUs granted on February 19, 2016, 1,071 RSUs granted on February 21, 2017 and 1,339 RSUs granted on February 21, 2018, with respect to dividends paid by the Company on such dates. Dividend RSUs vest and are settled on the same schedule as the award to which they relate.

(21)

Represents 512 RSUs granted on February 21, 2017 and 949 RSUs granted on February 21, 2018, with respect to dividends paid by the Company on such dates. Dividend RSUs vest and are settled on the same schedule as the award to which they relate.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth information concerning stock vested during the fiscal year ended December 31, 2018 held by the Company’s NEOs. The Company’s NEOs did not exercise any stock options in 2018.

Name	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)(1)
Gregory R. Conley	10,360	$492,170
Matthew D. Lawton	31,010	$1,478,206
Kevin C. MacKenzie	31,472	$1,489,933
Mike Tepedino	26,463	$1,257,997
Mark Gibson	18,434	$856,506

(1)

Values shown in this column are equal to the market price per share of the Company’s Class A common stock on the vesting date multiplied by the number of shares vesting on such date. The market price of the Company’s Class A common stock on the applicable vesting dates in 2018, was (i) $49.70 per share on January 30, 2018, (ii) $46.41 per share on February 14, 2018, and (iii) $46.50 per share on February 16, 2018, the last business day before Sunday, February 18, 2018, the date of vesting of certain RSUs.

DIRECTOR COMPENSATION

As described above, the Company does not provide director compensation to directors who are also the Company’s employees. In 2018, each non-employee director was paid a base annual cash retainer of $70,000, and the lead independent director, Ms. McAneny, was paid an additional annual retainer of $25,000. In 2018, the chair of the Audit Committee received an additional annual retainer of $15,000, the chair of the Compensation Committee received an additional annual retainer of $15,000 and the chair of the Nominating and Corporate Governance Committee received an additional annual retainer of $10,000.

Non-employee directors also receive an annual grant of RSUs based on the market value of the Company’s Class A common stock. In 2018, the non-employee directors received grants of RSUs covering shares of stock having a grant date market value of approximately $85,000. These RSUs are fully vested on the grant date and are settled in three equal installments on the first, second and third anniversaries of the grant date. The Company prohibits its directors, officers and employees from engaging in hedging or pledging transactions involving Company stock.

All of the Company’s non-employee directors are currently compliant with the stock ownership guidelines of the Company which require that each non-employee director maintain ownership of the Company’s Class A common stock equal to three times the base annual retainer received by such director, to be achieved within a five-year timeframe.

The Company reimburses all non-employee directors for reasonable expenses incurred to attend meetings of the Board or committees and up to $2,500 for continuing director education. Other than as described above, the Company does not expect to provide any of the Company’s directors with any other compensation or perquisites. In addition to the payments described above, the Company allows voluntary deferral by its directors of up to 100% of the base annual cash retainer, committee fees and equity awards to a future date elected by the director. The deferred retainer and fees are deemed invested in an investment fund based upon the Company’s Class A common stock or another investment vehicle such as an interest-bearing cash account.

The following table provides compensation information for the fiscal year ended December 31, 2018 for each member of the Board during 2018 other than Messrs. Gibson and Thornton, the Company’s employee directors, and Mr. Fowler, director emeritus, all of whom do not receive any compensation for their service on the Board. Compensation information for Mr. Gibson in his capacity as an executive officer of the Company is set forth on page 20 in the “Summary Compensation Table.” For further information regarding the Company’s director compensation policy, see “Corporate Governance — Director Compensation” in this Amendment No. 1.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Total ($)
Deborah H. McAneny(4)	105,000	85,000	—	190,000
Susan P. McGalla(5)	70,000	85,000	—	155,000
George L. Miles, Jr.(6)	85,000	85,000	—	170,000
Morgan K. O’Brien(7)	70,000	85,000	—	155,000
Lenore M. Sullivan(8)	85,000	85,000	—	170,000
Steven Wheeler(9)	70,000	85,000	—	155,000

(1)

Includes a base annual retainer for each outside director of $70,000, an additional retainer for the Company’s lead independent director, Ms. McAneny, of $25,000, an additional annual retainer for the chair of the Audit Committee, Mr. Miles, of $15,000, an additional annual retainer for the chair of the Compensation Committee, Ms. Sullivan, of $15,000 and an additional annual retainer for the chair of the Nominating and Corporate Governance Committee, Ms. McAneny, of $10,000.

(2)

The amounts in this column represent the grant date fair value of RSU awards issued by the Company. Amounts are calculated in accordance with the provisions of ASC Topic 718, and assume no forfeiture rate derived in the calculation of the grant date fair value of these awards. See Note 3 “Stock Compensation” to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for discussion regarding the valuation of the Company’s stock awards. Pursuant to the Company’s director compensation policy, each of Ms. McAneny, Ms. McGalla, Mr. Miles, Mr. O’Brien, Ms. Sullivan

and Mr. Wheeler was awarded 2,410 RSUs, based upon the closing price of the Company’s Class A common stock ($35.27) on the grant date of May 24, 2018. All of these RSUs were fully vested as of the grant date.
(3)

As of December 31, 2018, Ms. McAneny held unexercised options to purchase an aggregate of 5,825 shares of the Company’s Class A common stock and Mr. Wheeler held unexercised options to purchase an aggregate of 6,494 shares of the Company’s Class A common stock.

(4)	As of December 31, 2018, Ms. McAneny held 54,138 vested but unsettled RSUs, with 100% RSUs due to be settled on Ms. McAneny’s separation of service from the Board.
(5)	As of December 31, 2018, Ms. McGalla held 33,782 vested but unsettled RSUs, with 100% RSUs due to be settled on Ms. McGalla’s separation of service from the Board.
(6)	As of December 31, 2018, Mr. Miles held 58,720 vested but unsettled RSUs, with 100% RSUs due to be settled on Mr. Miles’ separation of service from the Board.
(7)

As of December 31, 2018, Mr. O’Brien held 4,808 vested but unsettled RSUs, with 2,350 RSUs due to be settled in May 2019, 1,645 RSUs due to be settled in May 2020 and 804 RSUs due to be settled in May 2021.

(8)	As of December 31, 2018, Ms. Sullivan held 58,976 vested but unsettled RSUs, with 100% RSUs due to be settled on Ms. Sullivan’s separation of service from the Board.
(9)

As of December 31, 2018, Mr. Wheeler held 19,878 vested but unsettled RSUs, with 714 RSUs due to be settled in May 2019, and 19,164 RSUs due to be settled on Mr. Wheeler’s separation of service from the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2018 with respect to shares of the Company’s Class A common stock that may be issued under its 2016 Plan:

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

Security Ownership of Certain Beneficial Owners and Directors and Officers

The following table sets forth information regarding the beneficial ownership of our Class A common stock by (1) each person known to us to beneficially own more than 5% of our voting securities, (2) each of our directors, (3) each of our named executive officers and (4) all directors and executive officers as a group. Unless otherwise specified, the information is as of March 17, 2019 and all shares are directly held.

Beneficial ownership is determined in accordance with the rules of the SEC.

Beneficial Owner(1)	Class A Common Stock

	Number	Percentage(2)
John P. Fowler(3)	201,009		*
Mark D. Gibson(4)	306,519		*
Deborah H. McAneny(5)	64,434		*

Susan P. McGalla	42,446	*
George L. Milers, Jr.	62,935	*
Lenore M. Sullivan	66,859	*
Joe B. Thornton, Jr.(6)	319,001	*
Steven E. Wheeler(5)	32,802	*
Morgan K. O’Brien	16,465	*
Gregory R. Conley(7)	52,131	*
Nancy O. Goodson(8)	42,540	*
Matthew D. Lawton(9)	218,419	*
Gerard T. Sansosti(10)	75,259	*
Manuel A. de Zárraga(11)	207,144	*
Michael J. Tepedino(12)	83,480	*
Kevin C. MacKenzie(13)	79,331	*
Directors and executive officers as a group(3)(4)(5)(6)(7)(8)(9)(10)(11)(12)(13)	1,870,774	4.7%
BlackRock, Inc.(14)	5,586,946	14.0%
The Vanguard Group(15)	5,874,667	14.8%
Kayne Anderson Rudnick Investment Management LLC(16)	6,407,448	16.1%
JP Morgan Chase & Co.(17)	2,006,625	5.0%

*	Less than 1%.
(1)	The address of each beneficial owner in the table above (unless otherwise indicated) is c/o HFF, Inc., One Victory Park, 2323 Victory Avenue, Suite 1200, Dallas, Texas 75219.
(2)	Percentages are derived based upon 39,823,827 shares of HFF common stock outstanding as of April 16, 2019.
(3)	John P. Fowler serves as Director Emeritus on the Board. Does not include 6,158 RSUs granted to Mr. Fowler that will not be vested within 60 days.
(4)	Does not include 41,849 RSUs granted to Mr. Gibson that will not be vested within 60 days.
(5)

Includes unexercised HFF stock options to purchase an aggregate of 5,825 shares of HFF’s Class A common stock held by Ms. McAneny and unexercised HFF stock options to purchase an aggregate of 6,494 shares of HFF’s Class A common stock held by Mr. Wheeler, in each case which are vested or will become vested within 60 days.

(6)	Does not include 41,626 RSUs granted to Mr. Thornton that will not be vested within 60 days.
(7)	Does not include 17,012 RSUs granted to Mr. Conley that will not be vested within 60 days.
(8)	Does not include 12,703 RSUs granted to Ms. Goodson that will not be vested within 60 days.
(9)	Does not include 37,455 RSUs granted to Mr. Lawton that will not be vested within 60 days.
(10)	Does not include 30,650 RSUs granted to Mr. Sansosti that will not be vested within 60 days.
(11)	Does not include 35,091 RSUs granted to Mr. de Zárraga that will not be vested within 60 days
(12)	Does not include 39,791 RSUs granted to Mr. Tepedino that will not be vested within 60 days.
(13)	Does not include 60,196 RSUs granted to Mr. MacKenzie that will not be vested within 60 days.
(14)

Based upon a Schedule 13G/A filed with the SEC on January 28, 2019 by BlackRock, Inc. and its subsidiaries, BlackRock International Limited, BlackRock Advisors, LLC, BlackRock (Netherland) B.V., BlackRock Fund Advisors (which beneficially owns 5% or greater of the outstanding shares of our Class A Common Stock), BlackRock Institutional Trust Company, National Association, BlackRock Asset Management Ireland Limited, BlackRock Financial Management, Inc., BlackRock Japan Co., Ltd., BlackRock Asset Management Schweiz AG, BlackRock

Investment Management, LLC, BlackRock Investment Management (UK) Limited, BlackRock Asset Management Canada Limited, and BlackRock Investment Management (Australia) Limited.
(15)

Based upon a Schedule 13G/A filed with the SEC on February 12, 2019 by The Vanguard Group and its wholly-owned subsidiaries Vanguard Fiduciary Trust Company and Vanguard Investments Australia, Ltd. The address of each reporting person is 100 Vanguard Blvd., Malvern, PA 19355.

(16)

Based upon a Schedule 13G/A filed with the SEC on February 12, 2019 by Kayne Anderson Rudnick Investment Management LLC. The address of the reporting person is 1800 Avenue of the Stars, 2 Floor, Los Angeles, CA 90067.

(17)

Based upon a Schedule 13G/A filed with the SEC on January 10, 2019 by JPMorgan Chase & Com. and its subsidiaries, JPMorgan Investment Inc. and JPMorgan Chase Bank, National Association. The address of the reporting person is 270 Park Avenue, New York, NY 10017.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The agreements described below were each filed as exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and the following descriptions of each of these agreements are qualified by reference thereto.

Policies and Procedures for Related-Party Transactions

We recognize that related-party transactions present a heightened risk of conflicts of interest and have adopted a policy that the Board or a committee designated by the Board review any transaction in which the Company and its directors, executive officers or their immediate family members are participants to determine whether a related party has a direct or indirect material interest in the transaction. Upon determining that a related party has a direct or indirect material interest in the transaction, the Board, or a committee designated by the Board, then must approve or ratify any such related party transaction. In determining whether to approve or ratify a related party transaction, the Board, or a committee designated by the Board, will take into account whether the transaction is on terms no less favorable to the Company than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction, as well as any other factors the Board, or a committee designated by the Board, deems appropriate. This policy has been stated orally and is complimented by the written conflict of interest policy in our Code of Conduct and Ethics. From time to time, the Company may have employees who are related to our executive officers or directors.

Reorganization Transactions

Upon the consummation of our initial public offering, pursuant to a sale and merger agreement, the Company contributed the net proceeds raised in the offering to HoldCo LLC, its wholly-owned subsidiary. In consideration for the net proceeds from the offering and one share of Class B common stock, HFF Holdings sold all of the shares of Holliday GP, which is the sole general partner of each of the Operating Partnerships, and approximately 45% of the partnership units in each of the Operating Partnerships (including partnership units in the Operating Partnerships held by Holliday GP), to HoldCo LLC. HFF Holdings used approximately $56.3 million of the sale proceeds to repay all outstanding borrowings under HFF LP’s credit agreement. Accordingly, we did not retain any of the proceeds from the offering.

In addition to cash, HFF Holdings also received an exchange right that permitted HFF Holdings to exchange interests in the Operating Partnerships for shares of our Class A common stock (the “Exchange Right”) and rights under a tax receivable agreement between HFF, Inc. and HFF Holdings.

Tax Receivable Agreement

Pursuant to the terms of the Exchange Right, partnership units in HFF LP and HFF Securities held by Holdings Sub, HFF Holdings’ wholly-owned subsidiary, were sold to HoldCo LLC, our wholly-owned subsidiary, for cash raised in the initial public offering. Additional partnership units in HFF LP and HFF Securities held by HFF Holdings through Holdings Sub have since been exchanged by HFF Holdings for shares of our Class A common stock on the basis of two partnership units, one of each Operating Partnership, for one share of Class A common stock, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As of August 31, 2012, HFF Holdings had exchanged all of the remaining partnership units in each of the Operating Partnerships for shares of Class A common stock of the Company, pursuant to the Exchange Right, and as of August 31, 2012 and continuing through the date of this Amendment No. 1, the Company, through its wholly owned subsidiaries, holds 100% of the partnership units in the Operating Partnerships and is the sole equity holder of the Operating Partnerships. HFF LP and HFF Securities made an election under Section 754 of the Code effective for the taxable year in which the initial sale of partnership units occurred and have kept that election in effect for each taxable year in which an exchange of partnership units for shares has occurred. The initial sale and subsequent exchanges produced increases to the tax basis of the assets owned by HFF LP and HFF Securities at the time of the initial public offering and at the time of each exchange of partnership units. This increase in tax basis was allocated to us and allows us to reduce the amount of tax payments to the extent we have future taxable income.

Upon the consummation of the Company’s initial public offering, the Company entered into a tax receivable agreement with HFF Holdings that provides for the payment by the Company to HFF Holdings of 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increase in tax basis of the assets owned by HFF LP and HFF Securities and as a result of certain other tax benefits arising from our entering into the tax receivable agreement and making payments under that agreement. As members of HFF Holdings, each of Mark D. Gibson, the current CEO of the Company and Joe B. Thornton, Jr., President of the Company and Managing Member of the Operating Partnerships, each a member of the Company’s board of directors and a capital markets advisor of the Operating Partnerships, Michael D. Lawton, Gerald T. Sansosti and Miguel A. de Zárraga and Michael J. Tepedino, each an Executive Managing Director of the Company and a capital markets advisor of the Operating Partnerships and John Fowler, a current director emeritus of the Company’s board of directors and a capital markets advisor of the Operating Partnerships, was entitled to participate in such payments, in each case on a pro rata basis based upon such person’s ownership of interests in each series of tax receivable payments created by the initial public offering or subsequent exchange of Operating Partnership units. During the third quarter of 2018, Messrs. Gibson, Thornton, Fowler, Lawton, Sansosti, de Zárraga and Tepedino received payments of $1.0 million, $1.0 million, $0.8 million, $0.3 million, $0.4 million, $0.3 million and $0.2 million in connection with the Company’s payment of $11.9 million to HFF Holdings under the tax receivable agreement. During the third quarter of 2017, Messrs. Gibson, Thornton, Fowler, Lawton, Sansosti, de Zárraga and Tepedino received payments of $1.1 million, $1.1 million, $0.9 million, $0.3 million, $0.5 million, $0.3 million and $0.2 million in connection with the Company’s payment of $11.2 million to HFF Holdings under the tax receivable agreement. The Company will retain the remaining 15% of cash savings, if any, in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of HFF LP and HFF Securities allocable to the Company as a result of the initial sale and later exchanges and had the Company not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of our initial public offering and will continue until all such tax benefits have been utilized or have expired.

Although we are not aware of any issue that would cause the IRS to challenge the tax basis increases or other tax benefits arising under the tax receivable agreement, HFF Holdings will not reimburse us for any payments previously made if such basis increases or other benefits were later not allowed. As a result, in such circumstances we could make payments to HFF Holdings under the tax receivable agreement in excess of our actual cash tax savings.

While the actual amount and timing of payments under the tax receivable agreement depends upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the value of individual assets, the portion of the Company’s payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to HFF Holdings, the Company has estimated that the payments that will be made to HFF Holdings will be $50.3 million and has recorded this obligation to HFF Holdings as a liability on the consolidated balance sheet as of December 31, 2018. During the year ended December 31, 2018, the tax rates used to measure the deferred tax assets were updated, which resulted in an increase of deferred tax assets of $1.4 million which resulted in an increase in the payable under the tax receivable agreement of $1.2 million. To the extent the Company does not realize all of the tax benefits in future years, this liability to HFF Holdings may be reduced.

In conjunction with the filing of the Company’s 2017 federal and state tax returns in 2018, the benefit for 2017 relating to the Section 754 basis step-up was finalized resulting in $14.0 million in tax benefits realized by the Company. As discussed above, the Company is required to remit to HFF Holdings 85% of any such cash savings in federal and state tax. As such, during August 2018, the Company paid $11.9 million to HFF Holdings under this tax receivable agreement and, as a result, Messrs. Fowler, Gibson, Thornton, Lawton, Sansosti, de Zárraga and Tepedino received payments in connection with the tax receivable agreement in 2018. As of March 31, 2019, we have made payments to HFF Holdings pursuant to the terms of the tax receivable agreement in an aggregate amount of approximately $97.3 million.

Operating Partnership Agreements

As of August 31, 2012, HFF Holdings had exchanged all of its remaining partnership units in each of the Operating Partnerships for shares of Class A common stock of the Company pursuant to the Exchange Right. As of August 31, 2012, and continuing through the filing date of this Amendment No. 1, the Company, through its wholly-owned subsidiaries, holds 100% of the partnership units in the Operating Partnerships and is the only equity holder of the Operating Partnerships. The HFF LP and HFF Securities partnership agreements (including amendments thereto), under which HFF Holdings (through its wholly-owned subsidiary Holdings Sub) was a party prior to August 31, 2012, are filed as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Affiliate Receivables

The Company had no material receivables or payables with affiliates during the years ended December 31, 2018 and 2017.

Independent Directors

The Board has determined that the following directors are independent under the independence standards promulgated by the NYSE: Deborah H. McAneny, Susan P. McGalla, George L. Miles, Jr., Lenore M. Sullivan, Steven E. Wheeler and Morgan K. O’Brien. In making its determinations regarding director and director nominee independence, the Board considered, among other things:

•	any material relationships with the Company, its subsidiaries or its management, aside from such director’s or director nominee’s service as a director;

•	transactions between the Company, on the one hand, and the directors and director nominees and their respective affiliates, on the other hand;

•	transactions outside the ordinary course of business between the Company and companies at which some of its directors are or have been executive officers or significant;

•	stakeholders, and the amount of any such transactions with these companies; and

•	relationships among the directors and director nominees with respect to common involvement with for-profit and non-profit organizations.

Item 14.	Principal Accountant Fees and Services

Audit Fees

Fees for audit services provided by Ernst & Young LLP totaled approximately $1.6 million for fiscal year 2018 and $1.7 million for fiscal year 2017. Audit service fees include fees associated with the annual audit and other audit and attest services related to regulatory filings.

Audit-Related Fees

Fees for audit-related services provided by Ernst & Young LLP totaled approximately $0.3 million for fiscal year 2018 and $0.2 million for fiscal year 2017. These fees were associated with the attestation related to loan servicing and investment sales services supported by an information technology application.

Tax Fees

Fees for tax compliance or tax advice and tax planning services totaled approximately $0.3 million for fiscal year 2018 and $0.4 million for fiscal year 2017.

All Other Fees

No professional accounting services were rendered or fees billed for other services not included above in fiscal years 2018 and 2017.

Audit Committee Pre-Approval Policy

All of the audit engagements relating to audit services, audit-related services and tax services described above were pre-approved by the Company’s Audit Committee in accordance with its Pre-Approval Policy. The Audit Committee Pre-Approval Policy provides for pre-approval of all audit and non-audit services provided by the independent auditors. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted engagements.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b) Exhibits:

Exhibit No.	Description

31.1	Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2019.

HFF, INC.

By:	/s/ Mark D. Gibson
Name:	Mark D. Gibson
Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mark D. Gibson Mark D. Gibson	Chief Executive Officer, Director and Executive Managing Director (Principal Executive Officer)	April 30, 2019

/s/ Gregory R. Conley Gregory R. Conley	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2019

/s/ Deborah H. McAneny Deborah H. McAneny	Director	April 30, 2019

/s/ Susan P. McGalla Susan P. McGalla	Director	April 30, 2019

/s/ George L. Miles, Jr. George L. Miles, Jr.	Director	April 30, 2019

/s/ Morgan K. O’Brien Morgan K. O’Brien	Director	April 30, 2019

/s/ Lenore M. Sullivan Lenore M. Sullivan	Director	April 30, 2019

/s/ Joe B. Thornton, Jr. Joe B. Thornton, Jr.	Director	April 30, 2019

/s/ Steven E. Wheeler Steven E. Wheeler	Director	April 30, 2019