Form 10-Q
period 2019-03-31
HFF, Inc.
filed 2019-05-07
CIK 1380509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	HF	New York Stock Exchange

Number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding as of April 30, 2019 was 39,823,827 shares.

HFF, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The forward-looking statements reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under the caption “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. Additionally, risks and uncertainties related to the merger are set forth in the preliminary Proxy Statement/Prospectus filed by Jones Lang LaSalle Incorporated on Form S-4 with the Securities and Exchange Commission on April 29, 2019, and incorporated herein by reference. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and our other periodic filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by securities laws.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HFF, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$235,212	$305,555
Restricted cash	5,234	1,723
Accounts receivable	10,283	8,150
Mortgage notes receivable	966,694	351,194
Prepaid taxes	1,240	671
Prepaid expenses and other current assets	18,787	13,021
Total current assets	1,237,450	680,314
Property and equipment, net	18,778	17,196
Operating lease right-of-use asset	34,970	—
Deferred tax asset, net	35,863	41,124
Goodwill	8,581	8,512
Intangible assets, net	74,313	73,862
Securities - held to maturity	25,000	25,000
Other noncurrent assets	12,820	12,045
Total assets	$1,447,775	$858,053
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$79	$3,898
Current portion of operating lease liabilities	9,397	—
Warehouse line of credit	961,252	348,378
Accrued compensation and related taxes	49,705	67,653
Accounts payable	4,359	3,204
Payable under tax receivable agreement	8,313	8,313
Other current liabilities	29,094	21,968
Total current liabilities	1,062,199	453,414
Deferred rent credit	—	11,825
Payable under the tax receivable agreement, less current portion	41,977	41,977
Long-term debt, less current portion	52	66
Noncurrent operating lease liabilities	37,436	—
Other noncurrent liabilities	608	225
Total liabilities	1,142,272	507,507
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 175,000,000 authorized; 39,857,514 and 39,143,253 shares issued, respectively; 39,823,827 and 39,116,745 shares outstanding, respectively	399	391
Treasury stock, 33,687 and 26,508 shares at cost, respectively	(1,501)	(1,220)
Additional paid-in-capital	159,229	159,636
Accumulated other comprehensive loss	(728)	(743)
Retained earnings	148,104	192,482
Total equity	305,503	350,546
Total liabilities and stockholders’ equity	$1,447,775	$858,053

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Comprehensive Income

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Revenues
Capital markets services revenue	$153,366	$125,458
Interest on mortgage notes receivable	4,589	5,244
Other	1,227	916
	159,182	131,618
Expenses
Cost of services	90,271	78,644
Personnel	20,289	22,064
Occupancy	4,160	3,813
Travel and entertainment	5,918	6,382
Supplies, research, and printing	2,316	2,191
Insurance	692	689
Professional fees	3,239	1,670
Depreciation and amortization	6,127	5,481
Interest on warehouse line of credit	3,911	4,211
Other operating	3,403	3,766
	140,326	128,911
Operating income	18,856	2,707
Interest and other income, net	14,211	15,171
Interest expense	(1)	(5)
(Increase) decrease in payable under the tax receivable agreement	—	—
Income before income taxes	33,066	17,873
Income tax expense	5,256	805
Net income	$27,810	$17,068
Other comprehensive income:
Foreign currency translation adjustments	15	495
Comprehensive income	$27,825	$17,563
Earnings per share - Basic and Diluted
Earnings per share available to HFF, Inc. common stockholders - Basic	$0.70	$0.44
Earnings per share available to HFF, Inc. common stockholders - Diluted	$0.69	$0.42

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional	Accumulated Other
					Paid in	Comprehensive	Retained	Total
(Dollars in thousands)	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Earnings	Equity
Stockholders' Equity, December 31, 2018	39,116,745	$391	26,508	$(1,220)	$159,636	$(743)	$192,482	$350,546
Stock compensation and other, net	—	—	—	—	10,365	—	—	10,365
Issuance of Class A common stock, net	1,044,669	8	(330,408)	14,231	(14,239)	—	—	—
Repurchase of Class A common stock	(337,587)	—	337,587	(14,512)	—	—	—	(14,512)
Foreign currency translation adjustment	—	—	—	—	—	15	—	15
Dividends paid	—	—	—	—	3,467	—	(72,188)	(68,721)
Net income	—	—	—	—	—	—	27,810	27,810
Stockholders' Equity, March 31, 2019	39,823,827	$399	33,687	$(1,501)	$159,229	$(728)	$148,104	$305,503

	Common Stock		Treasury Stock		Additional	Accumulated Other
					Paid in	Comprehensive	Retained	Total
(Dollars in thousands)	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Earnings	Equity
Stockholders' Equity, December 31, 2017	38,579,544	$387	163,154	$(4,971)	$144,304	$171	$146,576	$286,467
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	—	1,304	1,304
Stock compensation and other, net	—	—	—	—	10,188	—	—	10,188
Issuance of Class A common stock, net	822,207	4	(423,501)	17,273	(17,277)	—	—	—
Repurchase of Class A common stock	(298,931)	—	298,931	(14,101)	—	—	—	(14,101)
Foreign currency translation adjustment	—	—	—	—	—	495	—	495
Dividends paid	—	—	—	—	3,663	—	(71,435)	(67,772)
Net income	—	—	—	—	—	—	17,068	17,068
Stockholders' Equity, March 31, 2018	39,102,820	$391	38,584	$(1,799)	$140,878	$666	$93,513	$233,649

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Operating activities
Net income	$27,810	$17,068
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	5,850	5,752
Deferred taxes	5,091	666
Increase (decrease) in payable under the tax receivable agreement	—	—
Depreciation	1,183	1,100
Amortization	4,944	4,381
Gain on sale and initial recording of mortgage servicing rights	(7,112)	(8,573)
Mortgage service rights assumed	(885)	(935)
Other	(370)	—
Increase (decrease) in cash from changes in:
Accounts receivable	(2,133)	(1,960)
Mortgage notes receivable	(612,874)	(508,586)
Net borrowings on warehouse line of credit	612,874	508,586
Prepaid taxes, prepaid expenses and other current assets	(5,781)	914
Other noncurrent assets	(538)	1,159
Accrued compensation and related taxes	(13,263)	(15,167)
Accounts payable	1,155	(1,740)
Other current liabilities	7,126	(4,279)
Deferred rent and other noncurrent liabilities	—	(309)
Net cash provided by operating activities	23,077	(1,923)
Investing activities
Purchases of property and equipment	(2,788)	(490)
Purchase of securities and other investments	(3,800)	—
Net cash used in investing activities	(6,588)	(490)
Financing activities
Payments on long-term debt	(33)	(62)
Dividends paid	(68,721)	(67,772)
Treasury stock	(14,512)	(14,101)
Net cash used in financing activities	(83,266)	(81,935)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(55)	374
Net decrease in cash and cash equivalents and restricted cash	(66,832)	(83,974)
Cash and cash equivalents and restricted cash, beginning of period	307,278	276,802
Cash and cash equivalents and restricted cash, end of period	$240,446	$192,828

See accompanying notes to the consolidated financial statements.

HFF, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Proposed Merger with Jones Lang LaSalle Incorporated

On March 18, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Jones Lang LaSalle Incorporated, a Maryland corporation (“Parent”), JLL CM, Inc., a Delaware corporation and wholly owned subsidiary of JLL (“Merger Sub”), JLL CMG, LLC, a Delaware limited liability company and wholly owned subsidiary of JLL (“Merger LLC”), and the Company. The Merger Agreement provides, among other things, that, upon the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub will merge with and into the Company, with the Company as the surviving corporation (the “Merger”), and (ii) following the completion of the Merger, the surviving corporation from the Merger will merge with and into Merger LLC (the “Subsequent Merger”), with Merger LLC surviving the Subsequent Merger and continuing as a wholly owned subsidiary of Parent.

HFF, Inc.

Notes to Consolidated Financial Statements (Unaudited) - (Continued)

The Company’s Board of Directors (the “Board”) has, by unanimous vote, approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, (the “Effective Time”), each share of Class A common stock of the Company, par value $0.01 per share (“Company Shares”), issued and outstanding immediately prior to the Effective Time (other than shares held by the Company, Parent or any of their respective subsidiaries and shares held by any holder of Company Shares who is entitled to demand and properly demands appraisal of such shares under Delaware law) will convert into (i) $24.63 per share in cash and (ii) 0.1505 of a share of common stock of Parent, par value $0.01 per share (“Parent Common Stock”). No fractional shares of Parent Common Stock will be issued in the Merger, and holders of Company Shares will receive cash in lieu of any fractional shares of Parent Common Stock.

The closing of the Merger is subject to certain conditions, including, among others, (i) the adoption of the Merger Agreement by the holders of at least a majority of the outstanding Company Shares entitled to vote thereon, (ii) the approval for listing on the New York Stock Exchange of the shares of Parent Common Stock issuable to the Company’s stockholders pursuant to the Merger Agreement, (iii) the expiration or earlier termination of the waiting period under Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and regulatory approval by FINRA, the U.K. Financial Conduct Authority, the Federal Home Loan Mortgage Corporation and certain state regulatory authorities, (iv) no court order or other legal restraint or prohibition preventing the consummation of the Merger or the Subsequent Merger, (v) the effectiveness of a registration statement on Form S-4 to be filed with the Securities and Exchange Commission by Parent in connection with the issuance of shares of Parent Company Stock in the Merger, (vi) in the case of each party’s obligation to effect the Merger, the absence of a material adverse effect with respect to the other party since the date of the Merger Agreement and (vii) subject to materiality exceptions, the accuracy of the representations and warranties made by Parent, Merger Sub and Merger LLC, on the one hand, and the Company, on the other hand, and compliance by Parent, Merger Sub, Merger LLC and the Company in all material respects with their respective obligations under the Merger Agreement. Effective April 15, 2019, the early termination of the Hart-Scott-Rodino waiting period was granted by the Federal Trade Commission.

The Merger Agreement contains specified termination rights for both the Company and Parent. The Company must pay Parent a termination fee of $54,000,000 if the Merger Agreement is terminated under certain specified circumstances, including (i) following a failure by the Company to obtain the requisite stockholder approval if the Company enters into a transaction with respect to a Company Competing Proposal (as defined in the Merger Agreement) within 12 months of such termination, (ii) if Parent terminates the Merger Agreement following a change of recommendation, (iii) if the Company terminates the Merger Agreement to enter into a Company Superior Proposal (as defined in the Merger Agreement) or (iv) if the Company has committed a material breach of the restrictions regarding dealing with third parties. Furthermore, Parent must pay the Company a termination fee of $75,000,000 if the Merger Agreement is terminated under certain specified circumstances, including (i) as a result of a judgment or other legal prohibition or restraint arising under the antitrust laws, and solely in such case, as of the date of such termination, all of the conditions other than antitrust-related conditions have been satisfied or waived other than those conditions that by their nature are only capable of being satisfied at the closing and (ii) if, upon reaching the 9-month anniversary of the Merger Agreement (which may be extended by up to 6 months under certain circumstances), the Company or Parent terminates the Merger Agreement and all of the conditions other than approval under the antitrust laws have been satisfied or waived at such time, other than conditions that by their nature would be satisfied if the closing and the closing date had occurred on the date of such termination.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the terms and conditions of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on March 20, 2019.

Basis of Presentation

The accompanying consolidated financial statements of the Company include the accounts of HFF LP, HFF Securities, HFF Real Estate Limited and HFF Securities Limited, as well as the Company’s additional wholly-owned subsidiaries, Holliday GP, Partnership Holdings and HFF InvestCo LLC. All significant intercompany accounts and transactions have been eliminated.

Recent Accounting Pronouncements

In February 2016, the FASB issued guidance on the accounting for leases.  This guidance requires that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability.  The Company adopted the new standard on January 1, 2019 on a modified retrospective basis and did not restate comparative periods. Upon adoption, the Company elected to utilize the package of practical expedients permitted

HFF, Inc.

Notes to Consolidated Financial Statements (Unaudited) - (Continued)

under the transition guidance, which allows the Company to carryforward (i) the historical lease classification, (ii) its assessment on whether a contract is or contains a lease and (iii) previously capitalized initial direct costs for any leases that exist prior to adoption of the new standard. The Company will also elect to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of comprehensive income on a straight-line basis over the lease term. Upon adoption, approximately $37.0 million was recognized as a right-of-use asset and approximately $49.4 million was recorded as a lease liability on our consolidated statement of financial position as of January 1, 2019. The new standard also requires expanded disclosure regarding the amounts, timing and uncertainties of cash flows related to a company’s lease portfolio. Refer to Note 9 for additional information on the adoption of the lease standard.

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

In June 2018, the FASB issued ASU 2018-07 “Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting”, to simplify the accounting for share–based payments granted to nonemployees by aligning the accounting with the requirements for employee share–based compensation. The Company adopted the new standard on January 1, 2019 and the adoption did not have a material impact on the Company's consolidated financial statements.

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

2. Summary of Significant Accounting Policies

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019.

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

HFF, Inc.

Notes to Consolidated Financial Statements (Unaudited) - (Continued)

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

•

Loan servicing fees and loan performance fees.    The Company generates loan servicing fees through the provision of collection, remittance, recordkeeping, reporting and other related loan servicing functions, activities and services for either lenders or borrowers on mortgages placed with third-party lenders. The Company also generates loan performance fees associated with indemnification obligations related to the Risk Transfer Agreement. Revenue is recognized as the Company fulfills its stand ready obligation to satisfy such indemnification obligations.

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

Disaggregation of Revenue.    The Company disaggregates its revenue from contracts with customers by its multiple platforms, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors.  The following table provides a reconciliation of the Company’s revenue recognized under Topic 606 to the Company’s consolidated revenues:

Revenue Category	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Debt placement origination fees	$65,508	$54,871
Investment advisory fees	61,432	47,523
Equity placement origination fees	16,667	14,081
Loan sales	359	592
Capital markets services revenue recognized under Topic 606	143,966	117,067
Loan servicing and loan performance fees	9,400	8,391
Capital markets services revenue	153,366	125,458
Interest on mortgage notes receivable	4,589	5,244
Other(1)	1,227	916
Total revenue	$159,182	$131,618

HFF, Inc.

Notes to Consolidated Financial Statements (Unaudited) - (Continued)

(1)- Other revenues are recognized under Topic 606.

Firm and Office Profit Participation Plans and Executive Bonus Plan. The Company has a firm profit participation plan, office profit participation plans, and an executive bonus plan (the “Plans”) that each allow for incentive payments to be made, based on the achievement of various performance metrics, either in the form of cash or stock at the election of the Company’s board of directors.  The expense associated with the Plans is included within personnel expenses in the consolidated statements of comprehensive income. The expense recorded for these Plans is estimated during the year based on actual results at each interim reporting date and an estimate of future results for the remainder of the year.  Based on an accounting policy election and consistent with ASC Topic 718, Compensation - Stock Compensation, the expense associated with the estimated share-based component of the estimated incentive payout is recognized before the grant date of the share-based awards due to the fact that the terms of the Plans have been approved by the Company’s board of directors, the employees of the Company understand the requirements to earn the award, the number of shares is not determined before the grant date and, finally, if the performance metrics are not met during the performance year, the award is not earned and therefore forfeited.  Prior to the grant date, the share-based component expense is recorded as incentive compensation expense within personnel expenses in the Company’s consolidated statements of comprehensive income. Following the award, if any, of the related incentive payout, the share-based component expense is reclassified as stock compensation costs within personnel expenses and the share-based component of the accrued incentive compensation is reclassified as additional paid-in-capital upon the granting of the awards on the Company’s consolidated balance sheets. The Plans allow for payment to be made in both cash and share-based awards.  The cash portion of the awards will not be subject to time-based vesting conditions and will be expensed during the performance year.  The share-based portion of the awards is subject to a three-year time-based vesting schedule beginning on the first anniversary of the grant (which is made in the first calendar quarter of the subsequent year).  As a result, the total expense for the share-based portion of the awards is recorded over the period from the beginning of the performance year through the vesting date, or 50 months.

3. Stock Compensation

The stock compensation cost that has been charged against income for the three months ended March 31, 2019 and 2018 was $5.9 million and $5.8 million, respectively. At March 31, 2019, there was approximately $53.9 million of unrecognized compensation cost related to non-vested restricted stock units with a weighted average remaining contractual term of 2.7 years.  As of March 31, 2019, there were 1,951,716 restricted stock units outstanding, of which 1,783,355 have continued vesting requirements.

During the three-month period ended March 31, 2019, no options were granted, vested, exercised or forfeited.

During the three-month period ended March 31, 2019, 755,823 new restricted stock units were granted, 1,053,742 restricted stock units vested of which 1,044,669 were converted to Class A common stock, and 51,006 restricted stock units were forfeited.

The fair value of vested restricted stock units was $11.4 million at March 31, 2019.

HFF, Inc.

Notes to Consolidated Financial Statements (Unaudited) - (Continued)

4. Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Furniture and equipment	$8,327	$8,426
Computer equipment	1,759	1,759
Capitalized software costs	3,931	3,665
Leasehold improvements	23,297	21,065
Property and equipment, gross	37,314	34,915
Less accumulated depreciation and amortization	(18,536)	(17,719)
Property and equipment, net	$18,778	$17,196

At March 31, 2019 and December 31, 2018, the Company has recorded, within furniture and equipment, office equipment under finance leases of $1.1 million and $1.2 million, respectively, including accumulated amortization of $1.0 million and $1.0 million, respectively, which is included within depreciation and amortization expense in the accompanying consolidated statements of comprehensive income.

5. Goodwill and Intangible Assets

The Company’s goodwill at March 31, 2019 is summarized as follows (in thousands):

Balance at December 31, 2018	$8,512
Additions through acquisitions	—
Foreign currency translation	69
Balance at March 31, 2019	$8,581

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. No goodwill impairment test was required for the three-month period ended March 31, 2019.

The Company’s intangible assets are summarized as follows:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Intangible assets:
Mortgage servicing rights	$120,198	$(46,087)	$74,111	$116,683	$(43,039)	$73,644
Other	671	(469)	202	940	(722)	$218
Total intangible assets	$120,869	$(46,556)	$74,313	$117,623	$(43,761)	$73,862

As of March 31, 2019 and December 31, 2018, the Company serviced $82.9 billion and $81.2 billion, respectively, of commercial loans. The Company earned $9.4 million and $8.4 million in servicing fees for the three months ended March 31, 2019 and 2018, respectively. These revenues are recorded within capital markets services revenues in the consolidated statements of comprehensive income.

The total commercial loan servicing portfolio includes loans for which there are no corresponding mortgage servicing rights recorded on the balance sheet, as these servicing rights were assumed prior to the Company’s adoption of ASC Topic 860, Transfers and Servicing (“ASC 860”) on January 1, 2007 and involved no initial consideration paid by the Company. As of March 31, 2019 and December 31, 2018 the Company has recorded mortgage servicing rights of $74.1 million and $73.6 million on $82.1 billion and $80.3 billion, respectively, of the total loans serviced.

HFF, Inc.

Notes to Consolidated Financial Statements (Unaudited) - (Continued)

The Company stratifies its servicing portfolio based on the type of loan, including Freddie Mac, commercial mortgage backed securities (“CMBS”), life company loans and limited-service life company loans.

Changes in the carrying value of mortgage servicing rights for the three months ended March 31, 2019 and 2018, were as follows (dollars in thousands):

Category	December 31, 2018	Capitalized	Amortized	March 31, 2019
Freddie Mac	$57,747	$4,509	$(3,329)	$58,927
CMBS	11,314	53	(752)	10,615
Life company	4,097	786	(749)	4,134
Life company – limited	486	46	(97)	435
Total	$73,644	$5,394	$(4,927)	$74,111

Category	December 31, 2017	Capitalized	Amortized	March 31, 2018
Freddie Mac	$40,468	$6,284	$(2,621)	$44,131
CMBS	13,514	297	(903)	12,908
Life company	3,833	548	(665)	3,716
Life company – limited	668	90	(106)	652
Total	$58,483	$7,219	$(4,295)	$61,407

Amounts capitalized represent mortgage servicing rights retained upon the sale of originated loans to Federal Home Loan Mortgage Corporation (“Freddie Mac”) and mortgage servicing rights acquired without the exchange of initial consideration. The Company recorded mortgage servicing rights retained upon the sale of originated loans to Freddie Mac of $4.5 million and $6.3 million on $0.7 billion and $1.3 billion of loans during the three months ended March 31, 2019 and 2018, respectively. The Company recorded mortgage servicing rights acquired without the exchange of initial consideration on the CMBS and Life company tranches of $0.9 million and $0.9 million on $2.6 billion and $2.9 billion of loans, respectively, during the three months ended March 31, 2019 and 2018, respectively. The Company also received securitization compensation in relation to the securitization of certain Freddie Mac mortgage servicing rights in the three months ended March 31, 2019 and 2018 of $2.9 million and $4.9 million, respectively.  The securitization compensation is recorded within interest and other income, net in the consolidated statements of comprehensive income.

Amortization expense related to intangible assets was $4.9 million and $4.4 million during the three months ended March 31, 2019 and 2018, respectively and is recorded in depreciation and amortization in the consolidated statements of comprehensive income.

Estimated amortization expense for the remainder of 2019 and the following four years is as follows (dollars in thousands):

Remainder of 2019	$11,695
2020	13,632
2021	11,630
2022	9,913
2023	8,817

The weighted-average life of the mortgage servicing rights intangible asset was 6.6 years at March 31, 2019.

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

HFF, Inc.

Notes to Consolidated Financial Statements (Unaudited) - (Continued)

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

The following tables set forth the Company’s financial assets that were accounted for at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2019 and December 31, 2018 (in thousands):

Recurring fair value measurements

		Fair Value Measurements Using:
March 31, 2019	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage notes receivable	$966,694	$—	$966,694	$—
Total recurring fair value measurements	$966,694	$—	$966,694	$—

		Fair Value Measurements Using:
December 31, 2018	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage notes receivable	$351,194	$—	$351,194	$—
Total recurring fair value measurements	$351,194	$—	$351,194	$—

The valuation of mortgage notes receivable is calculated based on already locked in interest rates.  These assets are classified as Level 2 in the fair value hierarchy as all inputs are reasonably observable.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of March 31, 2019 and December 31, 2018 (in thousands):

Nonrecurring fair value measurements:

		Fair Value Measurements Using:
March 31, 2019	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage servicing rights	$74,111	$—	$—	$92,490
Total nonrecurring fair value measurements	$74,111	$—	$—	$92,490

		Fair Value Measurements Using:
December 31, 2018	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage servicing rights	$73,644	$—	$—	$91,787
Total nonrecurring fair value measurements	$73,644	$—	$—	$91,787

HFF, Inc.

Notes to Consolidated Financial Statements (Unaudited) - (Continued)

In accordance with GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets may include mortgage servicing rights. The mortgage servicing rights are recorded at fair value upon initial recording and were not remeasured at fair value as of March 31, 2019 because the Company continues to utilize the amortization method under ASC 860 and the fair value of the mortgage servicing rights exceeds the carrying value at March 31, 2019.

Mortgage servicing rights do not trade in an active, open market with readily-available observable prices. Since observable inputs do not exist to determine the market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, the Company determines the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with the servicing of the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights, including the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. The significant assumptions utilized to value servicing rights as of March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
	2019	2018
Expected life of cash flows	3 years to 10 years	3 years to 10 years
Discount rate (1)	10% to 16%	10% to 16%
Prepayment rate	0% to 8%	0% to 8%
Inflation rate	2%	2%
Cost of service per loan	$1,920 to $4,803	$1,920 to $4,743

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

The Company’s financial instruments also include cash and cash equivalents, restricted cash, securities held to maturity and warehouse lines of credit. The cash and cash equivalents and restricted cash balances include accounts with maturities of less than three months and therefore, the carrying amount approximates fair value due to the short-term maturities of these instruments. The cash and cash equivalents and restricted cash accounts are classified as Level 1 within the fair value hierarchy.  The Company’s $25.0 million investment in securities held to maturity are classified as level 2 within the fair value hierarchy and carried at amortized cost. The securities are required to be redeemed upon the completion of the three-year term of the Risk Transfer Agreement, as defined in Note 7, and will be redeemed for $25.0 million.  The warehouse line of credit is a short-term facility with variable interest rates and therefore, fair value approximates carrying value. The warehouse line of credit is classified as Level 2 within the fair value hierarchy.

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

In connection with the Risk Transfer Agreement, the Company indemnifies M&T-RCC for their credit recourse obligations associated with loans originated under the Risk Transfer Agreement.  In addition to the $25.0 million investment, the Company deposits a portion of the original principal balance for each loan originated under the Risk Transfer Agreement to serve as collateral for any potential future indemnification obligations.  As of March 31, 2019, collateral deposits totaling $3.7 million has been recorded within other noncurrent assets.  For additional information on the Company’s indemnification obligation under the Risk Transfer Agreement see Note 16.

HFF, Inc.

Notes to Consolidated Financial Statements (Unaudited) - (Continued)

8. Warehouse Line of Credit

HFF LP maintains two uncommitted warehouse revolving lines of credit for the purpose of funding Freddie Mac mortgage loans that it originates under the Freddie Mac Program. The Company is a party to an uncommitted $600 million financing arrangement with PNC Bank, N.A. (“PNC”). The PNC arrangement was amended during the first quarter of 2018 to increase the maximum capacity from $600 million to $1.0 billion.   The Company is also party to an uncommitted $150 million financing arrangement with The Huntington National Bank (“Huntington”). The Huntington arrangement includes an uncommitted amount of $150 million, which can be increased to $175 million three times in a one-year period for 45 calendar days.

Each funding is separately approved on a transaction-by-transaction basis and is collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting the Company’s participation in the Freddie Mac Program and cannot be used for any other purpose. As of March 31, 2019 and December 31, 2018, HFF LP had $961.3 million and $348.4 million, respectively, outstanding on the warehouse lines of credit. Interest on the warehouse lines of credit is at the 30-day LIBOR rate (2.49% and 2.50% at March 31, 2019 and December 31, 2018, respectively) plus a spread. HFF LP is also paid interest on the mortgage note receivable secured by a multifamily loan at the rate in the Freddie Mac note.

9. Lease Commitments

The Company has various operating and financing leases for various corporate offices and office equipment. These leases have initial terms of three to eleven years.  Certain of the Company’s leases have i) options to extend the leases for up to 6 years, ii) options to terminate the lease and iii.) options whereby the term may be reduced by two to eight years upon prior notice and payment of a termination fee by the Company.

The components of lease expense were as follows:

March 31, 2019
(in thousands)
Operating lease costs	$2,541
Finance lease costs:
Amortization of right-of-use assets	33
Interest on lease liabilities	1
Total finance lease costs	$34

Supplemental cash flow information related to leases was as follows:

March 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used by operating leases	$3,056
Operating cash flows used by finance leases	1
Financing cash flows used by finance leases	33

HFF, Inc.

Notes to Consolidated Financial Statements (Unaudited) - (Continued)

During the three-month period ended March 31, 2019, there were no right-of-use assets obtained in exchange for lease obligations.

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
(in thousands)
Operating leases
Operating lease right-of-use assets	$34,970

Current portion of operating lease liabilities	9,397
Noncurrent operating lease liabilities	37,436
Total operating lease liabilities	46,833

Finance leases
Property and equipment, at cost	1,089
Accumulated depreciation	(970)
Property and equipment, net	119

Current portion of long-term debt	79
Long-term debt, less current portion	52
Total finance lease liabilities	131

Weighted average remaining lease term
Operating leases	5.8 years
Finance leases	2.2 years
Weighted average discount rate
Operating leases	3.7%
Finance leases	2.2%

Maturities of lease liabilities were as follows:

	Operating leases	Finance leases
	(in thousands)
Remainder of 2019	$8,067	$74
2020	10,279	51
2021	9,450	9
2022	7,545	7
2023	4,692	2
Thereafter	11,745	—
Total lease payments	$51,778	$143
Less imputed interest	(4,945)	(12)
Total	$46,833	$131

Total rental expense charged to operations was $3.5 million and $3.2 million during the three months ended March 31, 2019 and 2018, respectively, and is recorded within occupancy expense in the consolidated statements of comprehensive income.

The Company subleases certain office space to subtenants, which subleases may be canceled at any time. The rental income received from these subleases is included as a reduction of occupancy expenses in the accompanying consolidated statements of comprehensive income and is not material to the Company’s consolidated financial position.

HFF, Inc.

Notes to Consolidated Financial Statements (Unaudited) - (Continued)

10. Servicing

The Company services commercial real estate loans for lenders. The unpaid principal balance of the servicing portfolio totaled $82.9 billion and $81.2 billion at March 31, 2019 and December 31, 2018, respectively.

11. Legal Proceedings

The Company is party to various litigation matters, in most cases involving ordinary course and routine claims incidental to its business. The Company cannot estimate with certainty its ultimate legal and financial liability with respect to any pending matters. In accordance with ASC Topic 450, Contingencies, a reserve for estimated losses is recorded when the amount is probable and can be reasonably estimated. However, the Company does not believe, based on examination of such pending matters, that a material loss related to these matters is reasonably possible.

12. Income Taxes

Income tax expense includes current and deferred taxes as follows (dollars in thousands):

	Current	Deferred	Total
Three Months Ended March 31, 2019:
Federal	$—	$4,391	$4,391
State	165	649	814
Foreign	—	51	51
	$165	$5,091	$5,256

	Current	Deferred	Total
Three Months Ended March 31, 2018:
Federal	$—	$1,390	$1,390
State	139	(380)	(241)
Foreign	—	(344)	(344)
	$139	$666	$805

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the effective tax rate on net income is as follows for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	March 31,
	2019		2018
Income tax expense / (benefit)		Rate		Rate
Taxes computed at federal rate	$6,944	21.0%	$3,753	21.0%
State and local taxes, net of federal tax benefit	1,769	5.4%	870	4.9%
Rate differential on non-US income	(4)	(0.0)%	(1)	0.0%
Effect of windfalls related to equity compensation	(3,814)	(11.5)%	(4,535)	(25.4)%
Meals and entertainment	375	1.1%	321	1.8%
Other	(14)	(0.1)%	397	2.2%
Income tax expense	$5,256	15.9%	$805	4.5%

13. Stockholders’ Equity

The Company is authorized to issue 175,000,000 shares of Class A common stock, par value $0.01 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. Holders of Class A common stock vote together as a single class on all matters presented to the stockholders for their vote or approval. The Company had issued 39,857,514 and 39,143,253 shares of Class A common stock as of March 31, 2019 and December 31, 2018, respectively.

HFF, Inc.

Notes to Consolidated Financial Statements (Unaudited) - (Continued)

On January 31, 2019, the Company’s board of directors declared a special cash dividend of $1.75 per share of Class A common stock to stockholders of record on February 11, 2019. The aggregate dividend payment was paid on February 27, 2019 and totaled approximately $68.7 million based on the number of shares of Class A common stock then outstanding. Additionally, 79,324 restricted stock units (dividend equivalent units) were granted for those unvested and vested but not issued restricted stock units as of the record date of February 11, 2019. These dividend equivalent units follow the same vesting terms as the underlying restricted stock units.

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

14. Earnings Per Share

The Company’s net income and weighted average shares outstanding for the three months ended March 31, 2019 and 2018 consist of the following:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share data)
Net income	$27,810	$17,068
Weighted Average Shares Outstanding:
Basic	39,680,505	39,041,492
Diluted	40,309,251	40,201,900

The calculations of basic and diluted earnings per share amounts for the three months ended March 31, 2019 and 2018 are described and presented below.

Basic Earnings per Share

Numerator — net income for the three months ended March 31, 2019 and 2018, respectively.

Denominator — the weighted average shares of unrestricted Class A common stock for the three months ended March 31, 2019 and 2018, including 239,375 and 218,702 restricted stock units that have vested and whose issuance is no longer contingent as of March 31, 2019 and 2018, respectively.

Diluted Earnings per Share

Numerator — net income for the three months ended March 31, 2019 and 2018 as in the basic earnings per share calculation described above.

HFF, Inc.

Notes to Consolidated Financial Statements (Unaudited) - (Continued)

Denominator — the weighted average shares of unrestricted Class A common stock for the three months ended March 31, 2019 and 2018, including 239,375 and 218,702 restricted stock units that have vested and whose issuance is no longer contingent as of March 31, 2019 and 2018, respectively, plus the dilutive effect of the unvested restricted stock units, restricted stock and stock options.

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share data)
Basic Earnings Per Share of Class A Common Stock
Numerator:
Net income	$27,810	$17,068
Denominator:
Weighted average number of shares of Class A common stock outstanding	39,680,505	39,041,492
Basic earnings per share of Class A common stock	$0.70	$0.44
Diluted Earnings Per Share of Class A Common Stock
Numerator:
Net income	$27,810	$17,068
Denominator:
Basic weighted average number of shares of Class A common stock	39,680,505	39,041,492
Add—dilutive effect of:
Unvested restricted stock units	618,627	1,143,646
Stock options	10,119	16,762
Weighted average common shares outstanding — diluted	40,309,251	40,201,900
Diluted earnings per share of Class A common stock	$0.69	$0.42

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

16. Commitments and Contingencies

Tax Receivable Agreement

The Company is obligated, pursuant to its tax receivable agreement with HFF Holdings, to pay to HFF Holdings 85% of the amount of cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis under Section 754 and as a result of certain other tax benefits arising from the Company entering into the tax receivable agreement and making payments under that agreement. We have estimated that future payments that will be made to HFF Holdings will be $50.3 million, of which, approximately $8.3 million is anticipated to be paid in 2019.

HFF, Inc.

Notes to Consolidated Financial Statements (Unaudited) - (Continued)

Risk Transfer Agreement

In connection with the Risk Transfer Agreement, the Company will indemnify M&T-RCC’s loan loss exposure for each loan originated under the Risk Transfer Agreement. The Company’s loss exposure is capped at 33.33% of the unpaid principal balance in excess of the collateral securing such loan.  As of March 31, 2019, the Company’s maximum quantifiable loss exposure associated with the Company’s indemnification obligation is $123.8 million on $371.5 million of unpaid principal balances.  The maximum quantifiable liability is not representative of the actual loss the Company may incur as the Company would only be liable for this amount in the event that all of the loans for which the Company indemnifies M&T-RCC were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.  There were no actual losses incurred under this arrangement during the three months ended March 31, 2019.

For loans that have been sold through the Risk Transfer Agreement, the Company records an indemnification accrual equal to the fair value of the guarantee obligations undertaken upon M&T-RCC’s sale of the loan. Subsequently, this accrual is amortized over the estimated life of the loan and recorded as an increase in capital markets services revenues within the consolidated statements of comprehensive income. The Company records a corresponding asset related to loan performance fee rights which will also be amortized over the estimated life of the loan. As of March 31, 2019, the guarantee obligations recorded within other noncurrent liabilities and corresponding asset recorded within other noncurrent assets were approximately $0.6 million.

17.  Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of the Company and its subsidiaries as of March 31, 2019, and the results of our operations for the three months ended March 31, 2019, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2018.

Overview

Our Business

We are, based on transaction volume, one of the leading providers of commercial real estate and capital markets services to both the consumers and providers of capital in the commercial real estate industry and one of the largest full-service commercial real estate financial intermediaries in the country. We operate out of 26 offices with approximately 1,080 associates including approximately 405 capital markets advisors.

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

On March 18, 2019, the Company entered into the Merger Agreement with Parent, Merger Sub and Merger LLC. The Merger Agreement provides, among other things, that, upon the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub will merge with and into the Company, with the Company as the surviving corporation, and (ii) following the completion of the Merger, the surviving corporation from the Merger will merge with and into Merger LLC, with Merger LLC surviving the Subsequent Merger and continuing as a wholly owned subsidiary of Parent.  See Note 1 to the Company’s consolidated financial statements for further information regarding the Merger Agreement.

Results of operations for the three months ended March 31, 2019 and 2018

Following is a discussion of our results of operations for the three months ended March 31, 2019 and 2018. The table included in the period comparisons below provides summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.  For a description of the key financial measures and indicators included in our consolidated financial statements, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures and Indicators” in our Annual Report on Form 10-K for the year ended December 31, 2018.

	Three Months Ended March 31,
	2019		2018		Total	Total
		% of		% of	Dollar	Percentage
	Dollars	Revenue	Dollars	Revenue	Change	Change
	(in thousands, unless percentages)
Revenues
Capital markets services revenue	$153,366	96.3%	$125,458	95.3%	$27,908	22.2%
Interest on mortgage notes receivable	4,589	2.9%	5,244	4.0%	(655)	(12.5)%
Other	1,227	0.8%	916	0.7%	311	34.0%
Total revenues	159,182	100.0%	131,618	100.0%	27,564	20.9%
Operating expenses
Cost of services	90,271	56.7%	78,644	59.8%	11,627	14.8%
Personnel	20,289	12.7%	22,064	16.8%	(1,775)	(8.0)%
Occupancy	4,160	2.6%	3,813	2.9%	347	9.1%
Travel and entertainment	5,918	3.7%	6,382	4.8%	(464)	(7.3)%
Supplies, research and printing	2,316	1.5%	2,191	1.7%	125	5.7%
Other	17,372	10.9%	15,817	12.0%	1,555	9.8%
Total operating expenses	140,326	88.2%	128,911	97.9%	11,415	8.9%
Operating income	18,856	11.8%	2,707	2.1%	16,149	596.6%
Interest and other income, net	14,211	8.9%	15,171	11.5%	(960)	(6.3)%
Interest expense	(1)	(0.0)%	(5)	(0.0)%	4	(80.0)%
(Increase) decrease in payable under the tax receivable agreement	—	0.0%	—	0.0%	—	0.0%
Income before income taxes	33,066	20.8%	17,873	13.6%	15,193	85.0%
Income tax expense	5,256	3.3%	805	0.6%	4,451	552.9%
Net income	$27,810	17.5%	$17,068	13.0%	$10,742	62.9%
Adjusted EBITDA (1)	$37,386	23.5%	$20,706	15.7%	$16,680	80.6%

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

Set forth below is a reconciliation of consolidated net income to Adjusted EBITDA for the Company for the three months ended March 31, 2019 and 2018:

Adjusted EBITDA for the Company is calculated as follows:
(dollars in thousands)
	Three Months Ended March 31,
	2019	2018
Net income	$27,810	$17,068
Add:
Interest expense	1	5
Income tax expense	5,256	805
Depreciation and amortization	6,127	5,481
Stock-based compensation (a)	5,850	5,752
Initial recording of mortgage servicing rights	(7,658)	(8,405)
Increase (decrease) in payable under the tax receivable agreement	—	—
Adjusted EBITDA	$37,386	$20,706

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

Revenues. Our total revenues were $159.2 million for the three months ended March 31, 2019 compared to $131.6 million for the same period in 2018, an increase of $27.6 million, or 20.9%. Revenues increased primarily due to a 44.4% increase in total production volume as compared to the three months ended March 31, 2018.

•

The revenues we generated from capital markets services for the three months ended March 31, 2019 increased approximately $27.9 million, or 22.2%, to $153.4 million from $125.5 million for the same period in 2018. The increase is attributable to a 44.4% increase in the total production volume and an increase in the number of transactions, partially offset by a reduction in the average basis points per transaction during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

•

The revenues derived from interest on mortgage notes receivable were $4.6 million for the three months ended March 31, 2019 compared to $5.2 million for the same period in 2018, a decrease of approximately $0.7 million. Revenues decreased primarily as a result of a reduction in the average principal balance per loan associated with loan originations in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 in connection with the Freddie Mac Program.

•

The other revenues we earned, which include expense reimbursements from clients related to out-of-pocket costs incurred and vary on a transaction-by-transaction basis, were approximately $1.2 million for the three months ended March 31, 2019, an increase of $0.3 million compared to the prior year period.

Total Operating Expenses. Our total operating expenses were $140.3 million for the three months ended March 31, 2019 compared to $128.9 million for the same period in 2018, an increase of $11.4 million, or approximately 8.9%. Expenses increased primarily due to higher costs of services associated with additional commission expenses on increased revenues.

•

Cost of services for the three months ended March 31, 2019 increased $11.6 million, or 14.8%, to $90.3 million from $78.6 million for the same period in 2018. The increase is primarily the result of additional commission and other compensation-related expenses associated with the growth in capital markets services revenue and higher salary and fringe benefit costs from increased headcount. Cost of services as a percentage of capital markets services revenues was approximately 58.9% and 62.7% for the three months ended March 31, 2019 and 2018, respectively.

•

Personnel expenses that are not directly attributable to providing services to our clients decreased approximately $1.8 million, or 8.0%, to $20.3 million for the three months ended March 31, 2019 from $22.1 million for the same period in 2018. The decrease is primarily related to the $4.2 million expense during the three months ended March 31, 2018 related to the one-time additional compensation award. This reduction was partially offset by increased salaries, fringe benefits and incentive compensation costs. Personnel expenses are impacted quarterly by the adjustments made to accrue for the estimated expense associated with the Plans. The Plans allow for payments in the form of both cash and share-based awards based on the decision of the Company’s board of directors.  The stock compensation cost included in personnel expenses was $5.9 million and $5.8 million for the three months ended March 31, 2019 and 2018, respectively.  At March 31, 2019, there was approximately $53.9 million of unrecognized compensation cost related to share-based awards.  The weighted average remaining contractual term of the unvested restricted stock units is 2.7 years as of March 31, 2019.  The weighted average remaining contractual term of the vested options is 1.0 year as of March 31, 2019.

•

Occupancy expenses were $4.2 million during three months ended March 31, 2019 compared to $3.8 million during three months ended March 31, 2018 and travel and entertainment expenses were $5.9 million for the three months ended March 31, 2019 compared to $6.4 million for the three months ended March 31, 2018, respectively.

•

Other expenses, including costs for insurance, professional fees, depreciation and amortization, interest on our warehouse line of credit and other operating expenses, were $17.4 million in the three months ended March 31, 2019, an increase of $1.6 million, or 9.8% versus $15.8 million in the three months ended March 31, 2018. This increase relates to third-party professional fees associated with the proposed merger with Jones Lang LaSalle, Incorporated.

Net Income. Our net income for the three months ended March 31, 2019 was $27.8 million, an increase of approximately $10.7 million versus $17.1 million for the same period in 2018. This increase is primarily attributable to the $15.2 million increase in income before income taxes for the three months ended March 31, 2019 compared to the prior period.

Interest and other income, net for the three months ended March 31, 2019 was $14.2 million, a decrease of $1.0 million as compared to $15.2 million for the same period in 2018 primarily due to decrease in securitization compensation and the initial valuation of mortgage servicing rights which were partially offset by increases in interest and other related income.

•

Income tax expense was approximately $5.3 million for the three months ended March 31, 2019, as compared to $0.8 million in the three months ended March 31, 2018. The $4.5 million increase relates primarily to the increase in income before income taxes as well as $0.7 million reduction in the benefit related to the windfall associated with equity compensation.  During the three months ended March 31, 2019, the Company recorded a current income tax expense of $0.2 million and deferred income tax expense of $5.1 million.

Financial Condition

Total assets increased by $589.7 million to $1.4 billion at March 31, 2019 from $858.1 million at December 31, 2018 primarily due to an increase in mortgage notes receivable of $615.5 million associated with an increase in the principal balance of loans pending sale to Freddie Mac at March 31, 2019, compared to December 31, 2018 as well as $35.0 million related to right-of-use assets associated with the adoption of ASC Topic 842, Leases.  Partially offsetting the increases was a reduction in cash and cash equivalents and restricted cash of $66.8 million primarily related to a dividend payment of $68.7 million and annual incentive compensation distributions, which were offset by cash flows from operations.

Total liabilities increased by $634.8 million to $1.1 billion at March 31, 2019 from $507.5 million at December 31, 2018. The growth was attributable to an increase in amounts outstanding under the warehouse lines of credit of $612.9 million due to an increase in the principal balance outstanding related to our Freddie Mac business at March 31, 2019, compared to December 31, 2018. The

Company also recorded a net increase related to lease obligations of $35.0 million related to the adoption of ASC Topic 842, Leases which was somewhat offset by a reduction of $17.9 million in accrued compensation and related taxes.

Cash Flows

Our historical cash flows are primarily related to the timing of receipt of transaction fees, the timing of payments under the tax receivable agreement and payment of commissions and bonuses to employees.

First Three Months of 2019

Cash and cash equivalents and restricted cash decreased $66.8 million in the three months ended March 31, 2019. Net cash of $23.1 million was provided by operating activities for the three months ended March 31, 2019 compared to net cash used in operating activities of $1.9 million in the three months ended March 31, 2018. The increase in cash flows from operating activities was primarily attributable to increased income before income taxes over the prior year period. Investing activities used $6.6 million of cash resulting from a $3.8 million payment related to the Company’s investment in the Kensington joint venture arrangement and capital expenditures related to property and equipment. Financing activities used $83.3 million principally related to a $68.7 million dividend payment that we made to holders of our Class A common stock on February 27, 2019. Additionally, $14.5 million was used to purchase shares of Class A common stock in connection with the minimum employee statutory tax withholdings.

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

Liquidity and Capital Resources

Our current assets typically have consisted primarily of cash and cash equivalents and accounts receivable in relation to earned transaction fees. At March 31, 2019, our cash and cash equivalents of approximately $235.2 million were invested or held in a mix of money market funds and bank demand deposit accounts at three financial institutions. Our liabilities have typically consisted of accounts payable and accrued compensation. We regularly monitor our liquidity position, including cash level, credit lines, interest and payments on debt, capital expenditures and other matters relating to liquidity and compliance with regulatory net capital requirements.

During the three months ended March 31, 2019, we generated approximately $23.1 million of cash from operations. Our short-term liquidity needs are typically related to compensation expenses and other operating expenses such as occupancy, supplies, marketing, professional fees and travel and entertainment. For the three months ended March 31, 2019, we incurred approximately $140.3 million in total operating expenses. A large portion of our operating expenses are variable, highly correlated to our revenue streams and dependent on the collection of transaction fees. During the three months ended March 31, 2019, approximately 57.0% of our operating expenses were considered variable expenses. Our cash flow generated from operations historically has been sufficient to enable us to meet our objectives. However, if the economy deteriorates in the future, we may be unable to generate enough cash flow from operations to meet our operating needs and therefore we could use all or substantially all of our existing cash reserves on hand to support our operations.  We currently believe that cash flows from operating activities and our existing cash balance will provide adequate liquidity and are sufficient to meet our working capital needs for the foreseeable future.

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

Our liquidity needs related to our long-term obligations are primarily related to our facility leases.  For the three months ended March 31, 2019, we incurred approximately $4.2 million in occupancy expenses.

On July 2, 2018, the Company entered into a Risk Transfer Agreement with M&T-RCC. Through this agreement the Company sources certain loans to M&T-RCC who then funds such loans through M&T RCC’s Fannie Mae DUS® platform. We are required to share the risk of loss on loans sold through M&T-RCC’s Fannie Mae DUS® platform under the terms of the Risk Transfer Agreement.  For each loan originated under the Risk Transfer Agreement, we deposit a portion of the original principal balance to serve as collateral for future loan losses. Our loss exposure is capped at 33.33% of the unpaid principal balance in excess of the collateral securing such loan. As of March 31, 2019, the Company’s maximum quantifiable loss exposure associated with our indemnification obligation was $123.8 million.  The maximum quantifiable liability is not representative of the actual loss we may incur as we would only be liable for this amount in the event that all of the loans that we indemnify for M&T-RCC were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

We are a party to an uncommitted $600 million financing arrangement with PNC that has a maximum capacity of $1.0 billion. We also have an uncommitted $150 million financing arrangement with Huntington that can be increased to $175 million three times in a one-year period for 45 calendar days. Pursuant to these arrangements, PNC or Huntington funds the multifamily Freddie Mac loan closings in accordance with the Freddie Mac Program on a transaction-by-transaction basis, with each loan being separately collateralized by a loan and mortgage on a multifamily property that is ultimately purchased by Freddie Mac. The PNC and Huntington financing arrangements are only for the purpose of supporting our participation in the Freddie Mac Program and cannot be used for any other purpose. The PNC arrangement was amended during the first quarter of 2018 to increase the maximum capacity from $600 million to $1.0 billion. As of March 31, 2019, we had outstanding borrowings of $961.3 million under the PNC/Huntington arrangements. Non-cash activity totaling $612.9 million increased these financing arrangements during the three months ended March 31, 2019. Although we believe that our current financing arrangements with PNC and Huntington are sufficient to meet our current needs in connection with our participation in the Freddie Mac Program, in the event we are not able to secure financing for our Freddie Mac loan closings, we will cease originating such Freddie Mac loans until we have available financing.

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

Intangible Assets. Intangible assets include mortgage servicing rights under agreements with third-party lenders, non-competition agreements and customer relationships.  Servicing rights are recorded at the lower of cost or market. Mortgage servicing rights do not trade in an active, open market with readily available observable prices. Since there is no ready market value for the mortgage servicing rights, such as quoted market prices or prices based on sales or purchases of similar assets, we determine the fair value of the mortgage servicing rights by estimating the present value of future cash flows associated with servicing the loans. Management makes certain assumptions and judgments in estimating the fair value of servicing rights. The estimate is based on a number of assumptions, including the benefits of servicing (contractual servicing fees and interest on escrow and float balances), the cost of servicing, prepayment rates (including risk of default), an inflation rate, the expected life of the cash flows and the discount rate. Management estimates a market participant’s cost of servicing by analyzing the limited market activity and considering our own internal servicing costs. Management estimates the discount rate by considering the various risks involved in the future cash flows of the underlying loans which include the cancellation of servicing contracts, concentration in the life company portfolio and the incremental risk related to large loans. Management estimates the prepayment levels of the underlying mortgages by analyzing recent historical experience. Many of the commercial loans being serviced have financial penalties for prepayment or early payoff before the stated maturity date. As a result, we have consistently experienced a low level of loan runoff. The estimated value of the servicing rights is impacted by changes in these assumptions. As of March 31, 2019, the fair value and net book value of the servicing rights were $92.5 million and $74.1 million, respectively. The most sensitive assumptions in estimating the fair value of the mortgage servicing rights are the level of prepayments, discount rate and cost of servicing. If the assumed level of prepayments increased 88%, the discount rate increased 57% or if there is a 16% increase in the cost of servicing at the stratum level, the estimated fair value of the servicing rights may result in the recorded mortgage servicing rights being potentially impaired and would require management to measure the amount of the potential impairment charge. The effect of a variation in each of these assumptions on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. Servicing rights are amortized in proportion to and over the period of estimated servicing income which results in an accelerated level of amortization. We evaluate intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

The net deferred tax asset of $35.9 million at March 31, 2019 is comprised mainly of a $47.1 million deferred tax asset related to the Section 754 of the Internal Revenue Code (“Section 754”) election tax basis step up.  The net deferred tax asset related to the Section 754 election tax basis step up represents annual pre-tax deductions on the Section 754 basis step up and payments under the tax receivable agreement of approximately $38.5 million in 2019, then increasing to $46.0 million in 2021 and then decreasing over the next eight years to approximately $0.1 million by 2029.  In order to realize the anticipated pre-tax benefit of approximately $38.5 million in 2019, the Company needs to generate approximately $418 million in revenue, assuming a constant cost structure.  In the event that the Company cannot realize the annual pre-tax benefit each year, the shortfall becomes a net operating loss that can be carried forward indefinitely to offset future taxable income.  If it is more likely than not that the Company would not be able to generate a sufficient level of taxable income through the carryforward period, a valuation allowance would be recorded as a charge to income tax expense and a proportional reduction would be made in the payable under the tax receivable agreement which would be recorded as income in the consolidated statements of comprehensive income. The trend in revenue growth over the next few years and through the amortization and carryforward periods is a key factor in assessing the realizability of the deferred tax assets.

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

Foreign Currency Exchange Rate Risk

We may be subject to exposures to changes in foreign currency exchange rates. Our risk management objective is to reduce our exposure to the effects of changes in exchange rates and we may manage our exposure to changes in foreign currency exchange rates by entering into foreign currency forward contracts. We did not engage in foreign currency hedging transactions during the three months ended March 31, 2019 and 2018.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to various litigation matters, in most cases involving normal ordinary course and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending matters.  In accordance with ASC Topic 450, Contingencies, a reserve for estimated losses is recorded when the amount is probable and can be reasonably estimated.  However, we believe, based on our examination of such pending matters, that our ultimate liability for such matters will not have a material adverse effect on our business or financial condition.

Item 1A. Risk Factors.

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

A.	Exhibits

Exhibit Number	Description
2.1

Agreement and Plan of Merger dated as of March 18, 2019, by and among Jones Lang LaSalle Incorporated, JLL CM, Inc., JLL CMG, LLC, and HFF, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-33280) filed with the Commission on March 20, 2019).

10.1

Amended and Restated Employment Agreement, dated as of March 18, 2019, by and between Greg Conley and HFF, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-33280) filed with the Commission on March 22, 2019).

10.2

Amended and Restated Employment Agreement, dated as of March 18, 2019, by and between Nancy Goodson and HFF, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-33280) filed with the Commission on March 22, 2019).

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

HFF, INC.

Dated: May 7, 2019	By:	/s/ Mark D. Gibson
Mark D. Gibson
Chief Executive Officer,
Director and Executive Managing Director
(Principal Executive Officer)

Dated: May 7, 2019	By:	/s/ Gregory R. Conley
Gregory R. Conley
Chief Financial Officer
(Principal Financial and Accounting Officer)